Form 10-K
period 2014-12-31
RAIT Financial Trust
filed 2015-03-17
CIK 1045425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 1-14760

RAIT FINANCIAL TRUST

(Exact name of registrant as specified in its charter)

Maryland	23-2919819
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
2929 Arch Street, 17th Floor Philadelphia, PA	19104
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (215) 243-9000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares of Beneficial Interest	New York Stock Exchange
7.75% Series A Cumulative Redeemable
Preferred Shares of Beneficial Interest	New York Stock Exchange
8.375% Series B Cumulative Redeemable
Preferred Shares of Beneficial Interest	New York Stock Exchange
8.875% Series C Cumulative Redeemable
Preferred Shares of Beneficial Interest	New York Stock Exchange
7.625% Senior Notes Due 2024	New York Stock Exchange
7.125% Senior Notes Due 2019	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common shares of the registrant held by non-affiliates of the registrant, based upon the closing price of such shares on June 30, 2014 of $8.27, was approximately $673,000,000.

As of March 13, 2015, 82,811,326 common shares of beneficial interest, par value $0.03 per share, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for registrant’s 2015 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

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

Our Company

We are a multi-strategy commercial real estate company that is a self-managed and self-advised Maryland real estate investment trust, or REIT. We utilize our vertically integrated platform to originate commercial real estate loans, acquire commercial real estate properties and invest in, manage and service commercial real estate assets. We offer a comprehensive set of debt financing options to the commercial real estate industry and provide asset and property management services. We also own and manage a portfolio of commercial real estate properties and manage real estate assets for third parties. We were formed in August 1997 and commenced operations in January 1998.

During 2014, we conducted our business through the following core business lines:

•	Our commercial real estate, or CRE, business line concentrates on three business activities: real estate lending, and owning and managing commercial real estate assets throughout the United States. The form of our investments may range from first mortgage loans to equity ownership of a commercial real estate property. We manage our investments in-house through our asset management and property management professionals.

•	Independence Realty Trust, Inc., or IRT, business activities concentrate on the ownership of apartment properties in opportunistic markets throughout the United States.

Historically, we also conducted business through our non-core Taberna business line. Our Taberna business line included serving as collateral manager for three securitizations collateralized primarily by trust preferred securities, or TruPS, issued by real estate companies, namely Taberna Preferred Funding I, Ltd., or T1, Taberna Preferred Funding VIII, Ltd., or T8, and Taberna Preferred Funding IX, Ltd., or T9, and holding retained interests in T8 and T9 resulting in our consolidation of those securitizations. We had exited this business line by the end of 2014. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Taberna Exit” below.

In 2014 we continued to focus on our core competencies: commercial real estate lending, direct ownership of real estate and managing commercial real estate. In 2014, we also diversified the revenue generated from our commercial real estate loans and properties and reduced or removed other non-core assets and activities. In our CRE and IRT business lines, we expanded our origination of loans, grew our portfolio of properties and attracted capital to RAIT and IRT to fuel our growth, resulting in increased assets and revenue. As a result, we increased distributions on our common shares by 27% in 2014 from 2013. Although we are reporting a net loss for the year, we believe RAIT is positioned to take advantage of opportunities resulting from improved commercial real estate market fundamentals and sources of financing. The 2014 net loss resulted primarily from unrealized losses relating to non-cash mark-to-market adjustments in the Taberna business line and the associated hedges and a non-cash loss we took upon deconsolidation of the Taberna business line.

Our current portfolio of investments in our CRE and IRT business lines consists primarily of the following asset classes:

•	investments in real estate or in entities that own commercial real estate; and

•	commercial real estate mortgages, mezzanine loans, conduit loans, other loans and preferred equity interests.

Our revenue from our CRE and IRT business lines is generated primarily from:

•	rental income from our owned real estate assets;

•	interest income from our investments; and

•	fee income generated from:

•	originating, servicing and managing assets, and

•	selling conduit loans to commercial mortgage backed securities, or CMBS, securitizations.

A discussion of our business lines as segments is incorporated by reference to Note 19 of Notes to Consolidated Financial Statements set forth in Part II, Item 8. Financial Statements and Supplementary Data.

Business Strategy

We are focused on managing our existing portfolio while investing capital into our core business lines with the goal of providing our shareholders with total returns over time, including the combination of recurring common dividends and stock appreciation. We believe our multi-strategy approach of combining commercial real estate lending and direct ownership and management of commercial real estate properties diversifies our portfolio, blending our higher yielding lending business with the stability and recurring income stream from owning and managing properties. The core components of our business strategy are described in more detail below.

Own commercial real estate. We believe our investments in real estate in our portfolio permits us to maximize value over time and adds stability to our overall portfolio mix. This portfolio is held in our CRE business line and our IRT business line. The portion of this portfolio held in our CRE business line is comprised primarily of apartment, office and retail properties. We benefit from this portion of this portfolio primarily from the operating results of the properties as well as any increase in the value of these properties. This portfolio also includes apartment properties owned by IRT (NYSE MKT: IRT) which comprises our IRT business line. IRT is a publicly traded real estate investment trust, or REIT, focused on owning apartment properties. IRT is externally advised and consolidated by RAIT. At December 31, 2014, RAIT owned 23% of IRT’s outstanding common stock. While we consolidate IRT’s financial results, we benefit from this portion of this portfolio primarily from advisory fees and distributions we receive from IRT which are eliminated in consolidation. See “Our Investment Portfolio- Investments in Real Estate” below for a description of the investment portfolio resulting from this strategy.

Provide commercial real estate financing. We provide a comprehensive set of debt financing options to the commercial real estate industry, including bridge loans, conduit loans, mezzanine loans, other loans and preferred equity interests. We expect our origination of conduit loans to generate fee income for us when we sell the conduit loans to CMBS securitizations. We expect to retain the balance of the assets in this portfolio to generate interest income for us. See “Our Investment Portfolio-CRE Loans” below for a description of the investment portfolio resulting from this strategy.

Asset management and loan servicing. We manage a portfolio of real estate related assets. As of December 31, 2014, we had $4.5 billion of assets under management. Assets under management are comprised primarily of our consolidated assets and assets of third parties to which we provide property management services. We serve as collateral manager or servicer and special servicer to the securitizations we consolidate. Our subsidiary, RAIT Residential, provides property management services to apartment properties, including IRT’s properties. Our subsidiary, RAIT Commercial, LLC, or RAIT Commercial, provides property management services to office properties. Our subsidiary, Urban Retail Properties, LLC, or Urban Retail, provides property management services to retail properties. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Assets Under Management” below.

Financing Strategy

Investments in Loans

Our strategy involves using multiple sources of short-term financing to acquire assets with the ultimate goal of financing these investments on a long-term, non-recourse, match-funded basis or selling these assets. Match funding enables us to match the interest rates and maturities of our assets with the interest rates and maturities of our financing, thereby reducing interest rate risk and funding risks in financing our portfolio on a long-term basis. We expect to use a variety of short-term funding sources, including warehouse facilities, repurchase agreements, bank credit facilities and bank participations, until we obtain permanent long-term financing or a buyer for these assets. We currently use short term financing provided by CMBS facilities to originate conduit loans and bridge loans prior to their ultimate sale to CMBS securitizations. Since 2013, we have sold conduit loans to unaffiliated CMBS securitizations for fee income and have sold bridge loans to CMBS securitizations we have sponsored and consolidate and for which we act as servicer and special servicer. During the year ended 2014, we sold approximately $427.1 million of conduit loans to unaffiliated CMBS securitizations and sold $415.4 million of bridge loans to two securitizations we sponsored. At December 31, 2014, we financed a majority of our consolidated investments in commercial real estate loans through three of these CMBS securitizations and two non-recourse loan securitizations, RAIT CRE CDO I, Ltd., or RAIT I, and RAIT Preferred Funding II, Ltd., or RAIT II. RAIT I and RAIT II we sponsored in 2006 and 2007, respectively. We serve as collateral manager for RAIT I and RAIT II. We may use loan participation arrangements with other lenders whereby such lenders acquire an interest in a loan that we that we have originated. These arrangements may provide equivalent, senior or subordinated interests as between us and the other lender in the loan.

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

Investments in Real Estate

We have financed our portfolio of investments in commercial real estate through secured mortgages held by either third party lenders or our commercial real estate securitizations. IRT also has a secured credit facility which it uses to make acquisitions which we consolidate.

Our Investment Portfolio

Our consolidated investment portfolio from our CRE and IRT business lines is currently comprised of the following asset classes:

Investments in real estate. We invest in real estate properties, primarily multi-family properties, throughout the United States. This asset class is held in our CRE and our IRT business lines. We manage substantially all of our properties through our property management subsidiaries. The table below describes certain characteristics of our investments in real estate as of December 31, 2014 (dollars in thousands, except average effective rent):

					Average Effective Rent (a)
	Investments in Real Estate	Average Physical Occupancy	Units/ Square Feet/ Acres	Number of Properties	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013
RAIT Multi-family real estate properties (b)	$597,786	92.0%	7,043	28	$799	$751
IRT Multi-family real estate properties (b)	689,112	92.7%	8,819	30	813	750
Office real estate properties (c)	370,114	75.6%	2,498,803	15	21.35	18.88
Retail real estate properties (c)	132,117	74.0%	1,790,969	6	14.26	11.97
Parcels of land	51,322	N/A	21.92	10	N/A	N/A

Total	$1,840,451	88.4%		89

(a)	Based on properties owned as of December 31, 2014.
(b)	Average effective rent is rent per unit per month.
(c)	Average effective rent is rent per square foot per year.

During the year ended December 31, 2014, RAIT acquired or obtained control of two multi-family properties, two retail properties and four office properties with a combined purchase price of $211.1 million. Also, RAIT disposed of one multi-family real estate property for a total sales price of $4.3 million. During the year ended December 31, 2014, IRT acquired 20 multi-family properties with a combined purchase price of $497.1 million.

The charts below describe the property types and the geographic breakdown of our investments in real estate as of December 31, 2014:

(a)	Based on book value.

CRE Loans. We originate and own senior long-term mortgage loans, including bridge loans, conduit loans, subordinated, or “mezzanine,” financing and preferred equity interests. Our bridge loans are primarily floating interest rate first priority mortgage loans with an initial maturity of less than four years which meet the eligibility requirements of securitizations to collateralize the CMBS issued by those securitizations. Our conduit loans are primarily fixed interest rate first priority mortgage loans which meet the eligibility requirements of securitizations to collateralize the securities issued by those securitizations. Our mezzanine loans are subordinate in repayment priority to a senior mortgage loan or loans on a property and are typically secured by pledges of ownership interests, in whole or in part, in the entities that own the real property. We may structure our mezzanine loans so that we receive a stated fixed or variable interest rate on the loan as well as additional interest based upon a percentage of gross revenue, payable upon maturity, refinancing or sale of the property. We generate a return on our preferred equity investments primarily through distributions to us at a fixed rate based upon the net cash flow of our investment from the underlying real estate. We use this investment structure as an alternative to a mezzanine loan where the financial needs and tax situation of the borrower, the terms of senior financing secured by the underlying real estate or other circumstances necessitate holding preferred equity. These assets are in most cases “non-recourse” or limited recourse loans secured by commercial real estate assets or real estate entities. This means that we look primarily to the assets securing the loan for repayment, subject to certain standard exceptions. We may from time to time acquire existing commercial real estate loans from third parties who have originated such loans, including banks, other institutional lenders or third-party investors. Where possible, we seek to maintain direct lending relationships with borrowers, as opposed to investing in loans controlled by third party lenders. Substantially all of this asset class is held in our CRE business line.

The tables below describe certain characteristics of our commercial mortgages, mezzanine loans, other loans and preferred equity interests as of December 31, 2014 (dollars in thousands):

	Book Value	Weighted- Average Coupon	Range of Maturities	Number of Loans
Commercial Real Estate (CRE)
Commercial mortgages	$1,133,771	5.9%	Jan. 2015 to Jan. 2025	95
Mezzanine loans	224,503	9.8%	Mar. 2015 to Jan. 2029	74
Preferred equity interests	34,858	7.1%	Feb. 2016 to Aug. 2025	9

Total CRE	$1,393,132	6.5%		178

During the year ended December 31, 2014, we originated $983.8 million of new loans, had third party conduit loan sales of $427.1 million and loan repayments of $164.0 million, resulting in net loan growth of $392.7 million. We finance our consolidated CRE loans on a long-term basis through securitizations. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Securitization Summary.”

The charts below describe the property types and the geographic breakdown of our commercial mortgages, mezzanine loans, other loans, and preferred equity interests as of December 31, 2014:

(a)	Based on book value.

Investment in debt securities—Other Real Estate Related Debt Securities. We have invested in CMBS, unsecured REIT notes and other real estate-related debt securities. In the past, our investments in debt securities was mainly attributable to the Taberna securitizations. During 2014, we exited the Taberna business and deconsolidated the Taberna securitizations from our balance sheet. At December 31, 2014, $20.4 million of the below investments in debt securities related to the Taberna business which were sold in January 2015.

The table and the chart below describe certain characteristics of our real estate-related debt securities as of December 31, 2014 (dollars in thousands):

Investment Description	Estimated Fair Value	Weighted- Average Coupon	Weighted- Average Years to Maturity	Par Amount
Unsecured REIT note receivables	$10,995	6.7%	3.0	$10,000
CMBS receivables related to the Taberna business	1,250	5.7%	34.5	5,000
Other securities related to the Taberna business	19,167	3.5%	23.1	210,600

Total	$31,412	3.6%	22.7	$225,600

Certain REIT and Investment Company Act Limits On Our Strategies

REIT Limits

We conduct our operations to qualify as a REIT. We also conduct the operations of our subsidiaries, Taberna Realty Finance Trust, or TRFT, IRT, and any REITs we may sponsor in the future, which we collectively refer to as our REIT affiliates, to each qualify as a REIT. Our exit of the Taberna business line did not involve selling TRFT, which continues to hold assets and liabilities unrelated to the Taberna business line. For a discussion of the tax implications of our and our REIT affiliates’ REIT status to us and our shareholders, see “Material U.S. Federal Income Tax Considerations” contained in Exhibit 99.1 to this Annual Report on Form 10-K. To qualify as a REIT, we and our REIT affiliates must continually satisfy various tests regarding sources of income, nature and diversification of assets, amounts distributed to shareholders and the ownership of common shares. In order to satisfy these tests, we and our REIT affiliates may be required to forgo investments that might otherwise be made. Accordingly, compliance with the REIT requirements may hinder our or our REIT affiliates’ investment performance. These requirements include the following:

•	For each of ourselves and our REIT affiliates, at least 75% of total assets and 75% of gross income must be derived from qualifying real estate assets, whether or not such assets would otherwise represent our or our REIT affiliates’ best investment alternative. For example, since our investments in the debt or equity of securitizations are not qualifying real estate assets, to the extent that we have historically invested in such assets, or may do so in the future, we must hold substantial investments in qualifying real estate assets, including mortgage loans and CMBS, which may have lower yields than such investments. Also, at least 95% of each of our and our REIT affiliates’ gross income in each taxable year, excluding gross income from prohibited transactions, must be derived from some combination of income that qualifies under the 75% gross income test described above, as well as other dividends, interest, and gain from the sale or disposition of shares or securities, which need not have any relation to real property.

•	A REIT’s net income from prohibited transactions is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including any mortgage loans, held in inventory or primarily for sale to customers in the ordinary course of business. The prohibited transaction tax may apply to any sale of assets to a securitization and to any sale of securitization securities, and therefore may limit our and our REIT affiliates’ ability to sell assets to or equity in securitizations and other assets.

•	Overall, no more than 25% of the value of a REIT’s assets may consist of securities of one or more taxable REIT subsidiaries, or TRSs. Our TRSs that currently hold assets include: RAIT Jupiter Holdings, LLC (the holding company for our interest in RAIT Residential, RAIT Commercial and RAIT Urban Holdings, LLC), RAIT TRS, LLC (the holding company for Independence Realty Advisors, LLC, IRT’s external advisor), Taberna Equity Funding, Ltd. (the holding company for equity issued by T9) and RAIT Funding LLC (the holding company for the entities that issued our junior subordinated notes and the entities party to our conduit and bridge CMBS facilities referred to below). Our and our REIT affiliates’ ability to grow or expand the fee-generating businesses held in a TRSs, as well as the business of future TRSs we or our REIT affiliates may form, will be limited by our and our REIT affiliates’ need to meet this 25% test.

•	The REIT provisions of the Internal Revenue Code limit our and our REIT affiliates’ ability to hedge mortgage-backed securities, preferred securities and related borrowings. Except to the extent provided by the regulations promulgated by the U.S. Treasury Department, or the Treasury regulations, any income from a hedging transaction we or our REIT affiliates enter into in the normal course of business primarily to manage risk of interest rate or price changes or currency fluctuations with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, to acquire or carry real estate assets, which is clearly identified as specified in the Treasury regulations before the close of the day on which it was acquired, originated, or entered into, including gain from the sale or disposition of such a transaction, will not constitute gross income for purposes of the 95% gross income test (and will generally constitute non-qualifying income for purposes of the 75% gross income test). To the extent that we or our REIT affiliates enter into other types of hedging transactions, the income from those transactions is likely to be treated as non- qualifying income for purposes of both of the gross income tests. As a result, we or our REIT affiliates might have to limit use of advantageous hedging techniques or implement those hedges through TRSs. This could increase the cost of our or our REIT affiliates’ hedging activities or expose it or us to greater risks associated with changes in interest rates than we or it would otherwise want to bear.

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

We rely on the 40% test because we are a holding company that conducts our businesses through wholly-owned or majority-owned subsidiaries. As a result, the securities issued by our subsidiaries that are excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, together with any other investment securities we may own, may not have a combined value in excess of 40% of the value of our total assets exclusive of government securities and cash items on an unconsolidated basis. Based on the relative value of our investment in TRFT, on the one hand, and our investment in RAIT Partnership, on the other hand, we can comply with the 40% test only if RAIT Partnership itself complies with the 40% test (or an exemption other than those provided by Sections 3(c)(1) or 3(c)(7)). Because the principal exemptions that RAIT Partnership relies upon to allow it to meet the 40% test are those provided by Sections 3(c)(5)(c) or 3(c)(6) (relating to subsidiaries primarily engaged in specified real estate activities), we are limited in the types of businesses in which we may engage through our subsidiaries.

None of RAIT, RAIT Partnership or any of their subsidiaries has received a no-action letter from the Securities and Exchange Commission, or SEC, regarding whether it complies with the Investment Company Act or how its investment or financing strategies fit within the exclusions from regulation under the Investment Company Act that it is using. To the extent that the SEC provides more specific or different guidance regarding, for example, the treatment of assets as qualifying real estate assets or real estate-related assets, we may be required to adjust these investment and financing strategies accordingly. See Item 1A—“Risk Factors—Other Regulatory and Legal Risks of Our Business- Loss of our Investment Company Act exemption would affect us adversely.”

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

Employees

As of March 13, 2015, we had 794 employees and believe our relationships with our employees to be good. None of our employees is covered by a collective bargaining agreement.

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

Risks Related to Our Business

Changes in general economic conditions may adversely affect our business.

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

We rely on outside sources of capital to maintain our liquidity and any restrictions on our ability to access these sources would materially adversely affect our financial performance.

We require significant outside capital to fund and grow our businesses. A primary source of liquidity for us has been the equity and debt capital markets, including sales of loans to securitizations, repurchase agreements, issuances of common equity, preferred equity and convertible senior notes. Our origination and sales of conduit loans is currently dependent on our ability to access short term financing through repurchase agreements followed by sales to unaffiliated third party sponsored CMBS securitizations. Our origination of bridge loans is currently dependent on our ability to access short term financing through repurchase agreements followed by our ability to use these loans to collateralize securitizations we sponsor and have these securitizations issue debt to unaffiliated investors. If these financing sources were no longer available for these types of assets, our ability to originate these assets and our returns from these assets might be materially adversely affected. In general, our financial performance would be materially adversely affected if our access to liquidity were restricted, whether by economic conditions or capital market developments affecting commercial real estate or our historical sources of financing or for any other reason. If we fail to secure financing on acceptable terms or in sufficient amounts, our income may be reduced by limiting our ability to originate loans, acquire properties and make other investments. We depend on our portfolio of investments to generate our cash available for distribution and any significant restriction on our liquidity could impair our ability to pay distributions to our shareholders. We cannot assure you that any, or sufficient, funding or capital will be available to us in the future on terms that are acceptable to us. For information about our available sources of funds, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and the notes to the consolidated financial statements located in Part II, Item 8 of this Annual Report on Form 10-K.

The price of our common shares and other securities historically has been volatile. This volatility may affect the price at which anyone holding our common shares or other securities could sell them, and the sale of substantial amounts of our common shares or such other securities could adversely affect the price of our common shares or such other securities.

The market price for our common shares has varied between a high of $8.53 on April 1, 2014 and a low of $6.70 on January 14, 2015 in the twelve month period ending on March 13, 2015. This volatility may affect the price at which you could sell the common shares. Other securities we have issued have also had volatile market prices. The market prices of our securities are likely to continue to be volatile and the trading volume subject to significant fluctuations in response to market and other factors, including the other risk factors discussed in this report; variations in our quarterly operating results from our expectations or those of securities analysts or investors, downward revisions in securities analysts’ estimates, and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments.

Our reliance on debt to finance investments may require us to make balloon payments upon maturity, upon the exercise of any applicable put rights or otherwise, and an increased risk of loss may reduce our return on investments, reduce our ability to pay distributions to our shareholders and possibly result in the foreclosure of any assets subject to secured financing.

We have historically incurred debt to finance our investments, which could compound losses and reduce our ability to pay distributions to our shareholders. Our debt service payments could reduce the net income available for distributions to our shareholders and reduce our liquidity available to make distributions to our shareholders each calendar year that are required for REIT qualification. Most of our assets are pledged as collateral for borrowings. In addition, the assets of the securitizations that we consolidate collateralize the debt obligations of the securitizations and are not available to satisfy our other creditors. To the extent that we fail to meet debt service obligations, we risk the loss of some or all of our respective assets to foreclosure or sale to satisfy these debt obligations. Currently, our declaration of trust and bylaws do not impose any limitations on the extent to which we may leverage our respective assets.

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

We have issued our Series D preferred shares of beneficial interest which provide a holder with redemption rights in defined circumstances and warrants and share appreciation rights which have put rights in defined circumstances. While these Series D preferred shares and such warrants and share appreciation rights provide that any exercise of such redemption and put rights may be satisfied by RAIT issuing a note, the exercise of these redemption and put rights may adversely affect our liquidity and reduce amounts available for distribution to our shareholders. Events which have occurred or may occur in the future relating to the investigation of our subsidiary, Taberna Capital Management, LLC, or TCM, by the SEC may come within the circumstances giving rise to such redemption and put rights. For a description of this investigation, see “Item 3—Legal Proceedings” below.

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

If RAIT I and RAIT II were to fail to meet their performance tests, including over-collateralization requirements, our cash flow would be materially reduced.

The terms of RAIT I and RAIT II generally provide that the principal amount of assets must exceed the principal balance of the related securities issued by them by a certain amount, commonly referred to as “over-collateralization.” These terms provide that, if delinquencies and/or losses exceed specified levels based on the analysis by the rating agencies (or any financial guaranty insurer) of the characteristics of the assets collateralizing the securities issued in the securitization, the required level of over-collateralization may be increased or may be prevented from decreasing as would otherwise be permitted if losses or delinquencies did not exceed those levels. In addition, a failure by these securitizations to satisfy an over-collateralization test may result in accelerated distributions to the holders of the senior debt securities issued by them. Our equity holdings, any debt interests and our subordinated management fees, if any, are subordinate in right of payment to the other classes of debt securities issued by the securitization entity. Other tests (based on delinquency levels or other criteria) may restrict our ability to receive cash distributions from assets collateralizing the securities issued by the securitization entity or our ability to effectively manage the assets held in the securitizations. We cannot assure you that any performance test will be satisfied.

We currently receive a substantial portion of our cash flow from RAIT I and RAIT II through our retained interests in these securitizations and management fees paid to us for managing these securitizations. If either or both of these securitizations were to fail to meet their respective over-collateralization or other tests, our cash flow would be materially reduced.

We receive collateral management fees pursuant to collateral management agreements for services we provide as the collateral manager of RAIT I and RAIT II. If a collateral management agreement is terminated or if the securities serving as collateral for a securitization are prepaid or go into default, the collateral management fees will be reduced or eliminated.

We receive collateral management fees pursuant to collateral management agreements for acting as the collateral manager of RAIT I and RAIT II. If all the notes issued by one of those securitizations are redeemed, or if the collateral management agreement is otherwise terminated, we will no longer receive collateral management fees from that securitization. In general, a collateral management agreement may be terminated both with and without cause at the direction of holders of a specified supermajority in principal amount of the notes issued by the securitization. Furthermore, such fees are based on the total amount of collateral held by the securitizations. If the assets serving as collateral for a securitization are prepaid or go into default, we will receive lower collateral management fees than expected or the collateral management fees may be eliminated.

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

We receive servicing and special servicing fees pursuant to servicing agreements with the consolidated securitizations we sponsor collateralized primarily by bridge loans, or the FL securitizations, for services we provide as the servicer and special servicer of the FL securitizations and expect to enter into similar agreements in the future with respect to future similar securitizations . If these or any similar servicing agreements are terminated or if the loans serving as collateral for a securitization are prepaid or go into default, the servicing fees will be reduced or eliminated.

We receive servicing fees pursuant to servicing agreements for acting as the servicer and special servicer of each of the FL securitizations. If all the notes issued by any of the FL securitizations are redeemed, or if a servicing agreement is otherwise terminated, we will no longer receive servicing fees from the affected FL securitization. In general, these servicing agreements may be terminated upon the occurrence of a termination event, which includes our failure to remit required payments, make required advances, material breaches of covenants or representations, defined bankruptcy and insolvency events and a ratings downgrade citing servicing concerns as a material factor. Furthermore, the fees payable by each securitization are based on the total amount of collateral held by the securitization. If the assets serving as collateral for a securitization are prepaid or go into default, we will receive lower servicing fees than expected or the servicing fees may be eliminated. We may enter into additional similar servicing agreements in the future in connection with future securitizations.

We receive advisory fees pursuant to an advisory agreement, or the IRT advisory agreement, with IRT for advisory services we provide as the external advisor of IRT. If this advisory agreement is terminated, the advisory fees will be reduced or eliminated.

The IRT advisory agreement provides that IRT may terminate the IRT advisory agreement for cause only upon the affirmative vote of two-thirds of IRT’s independent directors or a majority of IRT’s outstanding common stock or a change of control of RAIT or IRT’s advisor (each as defined in the IRT advisory agreement) if a majority of IRT’s independent directors determine that such a change of control of RAIT or IRT’s advisor is materially detrimental to IRT. If IRT terminates the agreement without cause, or if IRT’s advisor terminates the agreement because of a material breach of the agreement by IRT or as a result of a change of control of IRT, IRT must pay IRT“s advisor a termination fee. If the IRT advisory agreement is terminated, the advisory fees will be reduced or eliminated, even if such termination results in the payment of a termination fee.

Our investments in securitizations are exposed to greater uncertainty and risk of loss than investments in higher grade securities in these securitizations.

When we securitize assets such as commercial mortgage loans and mezzanine loans, the various tranches of investment grade and non-investment grade debt obligations and equity securities have differing priorities and rights to the cash flows of the underlying assets being securitized. We structured our securitization transactions to enable us to place debt and equity securities with investors in the capital markets at various pricing levels based on the credit position created for each tranche of debt and equity securities. The higher rated debt tranches have priority over the lower rated debt securities and the equity securities issued by the particular securitization entity with respect to payments of interest and principal using the cash flows from the collateral assets. The relative cost of capital increases as each tranche of capital becomes further subordinated, as does the associated risk of loss if cash flows from the assets are insufficient to repay fully interest and principal or pay dividends.

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

We will lose money on our repurchase transactions if the counterparty to the transaction defaults on its obligation to resell the underlying asset back to us at the end of the transaction term, or if the value of the underlying asset has declined as of the end of the term or if we default on our obligations under the repurchase agreement.

When we engage in a repurchase transaction, we generally sell assets to the transaction counterparty and receive cash from the counterparty. The counterparty must resell the assets back to us at the end of the term of the transaction. Because the cash we receive from the counterparty when we initially sell the assets to the counterparty is less than the market value of those assets, if the counterparty defaults on its obligation to resell the assets back to us we will incur a loss on the transaction. We will also incur a loss if the value of the underlying assets has declined as of the end of the transaction term, as we will have to repurchase the assets for their initial value but would receive assets worth less than that amount. Any losses we incur on our repurchase transactions could reduce our earnings, and thus our cash available for distribution to our shareholders.

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

If we deconsolidate any of RAIT I, RAIT II, the FL securitizations or IRT, it may have a material effect on our financial statements.

Our consolidated financial statements reflect our accounts and the accounts of our majority-owned and/or controlled subsidiaries and of entities that are variable interest entities, or VIEs, where we have determined that we are the primary beneficiary of such entities in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 810, “Consolidation.” If we were to cease serving as the collateral manager, servicer and special servicer for any of RAIT I, RAIT II, or servicer and special servicer for any of the FL securitizations and/or if we determined that our retained interests in any such securitizations no longer made us its primary beneficiary, our determination to consolidate such securitization could change. If we deconsolidate any of these securitizations for these or any other reasons, such deconsolidation would have a material effect on our financial statements, including a material reduction of our assets, liabilities, equity and income. Similarly, IRT’s securities offerings have resulted in our holding a minority interest in IRT, while we remain the largest single shareholder. Because we hold a minority interest, if we were to cease serving as the advisor for IRT for any reason and/or if we determined that our retained interests in IRT no longer made us its primary beneficiary that could affect our determination to consolidate IRT. We have contributed a substantial amount of assets to IRT and may make similar transfers of our assets in the future and IRT has acquired other assets and otherwise engage in significant activity while we consolidate it. If we deconsolidate IRT for these or any other reasons, such deconsolidation may have a material effect on our financial statements, including a material reduction of our assets, liabilities, equity and income.

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

We have identified, and may identify in the future, a material weakness in our internal control over financial reporting, which may require us to incur substantial costs and divert management resources in connection with our efforts to remediate this material weakness.

We have determined that a material weakness in internal controls over financial reporting existed as of December 31, 2014. A detailed description of this material weakness is provided in Part II, Item 9A—“Controls and Procedures” of this Annual Report on Form 10-K. Due solely to this material weakness, management has concluded that we did not maintain an effective internal control over financial reporting as of December 31, 2014 (and, solely as a result of this material weakness, we have concluded that our disclosure controls and procedures were not effective as of December 31, 2014). We are in the process of developing and implementing new processes and procedures to remediate this material weakness. We cannot be certain that any remedial measures we take will ensure that we design, implement and maintain adequate controls over our financial processes and reporting in the future and, accordingly, additional material weaknesses may occur in the future. It is possible that additional control deficiencies may be identified in addition to, or that are unrelated to, the material weakness described above. These control deficiencies may represent one or more material weaknesses. Our inability to remedy any additional deficiencies or material weaknesses that may be identified in the future could, among other things, cause us to fail to file timely our periodic reports with the SEC (which may have a material adverse effect on our ability to access the capital markets); prevent us from providing reliable and accurate financial information and forecasts or from avoiding or detecting fraud; or require us to incur additional costs or divert management resources to, among other things, comply with Section 404 of the Sarbanes-Oxley Act of 2002.

Risks Related to Our Investments

Our reserves for loan losses may prove inadequate, which could have a material adverse effect on our financial results.

We maintain loan loss reserves to protect against potential losses and conduct a review of the adequacy of these reserves on a quarterly basis. Our general loan loss reserve reflects management’s then-current estimation of the probability and severity of losses within our portfolio, based on this quarterly review. In addition, our determination of asset-specific loan loss reserves relies on material estimates regarding the fair value of loan collateral. Estimation of ultimate loan losses, provision expenses and loss reserves is a complex and subjective process. As such, there can be no assurance that management’s judgment will prove to be correct and that reserves will be adequate over time to protect against potential future losses. Such losses could be caused by factors including, but not limited to, unanticipated adverse changes in the economy or events adversely affecting specific assets, borrowers, industries in which our borrowers operate, markets in which our borrowers or their properties are located or an inability to collect accrued interest receivable on loans which accrue interest at a higher rate than their stated pay rate. If our reserves for credit losses prove inadequate we may suffer additional losses which would have a material adverse effect on our financial performance and results of operations.

We may not realize gains or income from investments and have realized, and may continue to realize, losses from some of our investments, including our portfolio of debt securities.

We seek to generate both current income and capital appreciation. However, our investments may not appreciate in value and may decline in value. In addition, some of the financings that we originated and the loans and securities in which we invest have defaulted, and may continue to be in default on interest and/or principal payments. Accordingly, we may not be able to realize gains or income from investments and may realize losses. Any gains that we do realize may not be sufficient to offset any other losses we experience. Any income that we realize may not be sufficient to offset our respective expenses.

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

We may have material geographic concentrations related to our investments in commercial real estate loans and properties. The REITs and real estate operating companies in whose securities we invest in may also have material geographic concentrations related to their investments in real estate, loans secured by real estate or other investments. We also have material concentrations in the property types that comprise our commercial loan portfolio and in the industry sectors that comprise our unsecured securities portfolio. We also may have material concentrations in the sponsors of properties that comprise our commercial loan portfolio. Where we have any kind of concentration risk in our investments, an adverse development in that area of concentration could reduce the value of our investment and our return on that investment and, if the concentration affects a material amount of our investments, impair our ability to execute our investment strategies successfully, reduce our earnings and reduce our ability to make distributions.

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

Preferred equity investments in REITs may involve a greater risk of loss than traditional debt financing and specific risks relating to particular issuers.

We have invested, and may continue to invest in preferred securities of REITs, depending upon our ability to finance such assets directly or indirectly in accordance with our financing strategy. Preferred equity investments involve a higher degree of risk than traditional debt financing due to a variety of factors, including that such investments are subordinate to debt and are not secured by property underlying the investment. Furthermore, should an issuer of preferred equity default on our investment, we would only be able to proceed against the issuer, and not the property owned by the issuer. In most cases, a preferred equity holder has no recourse against an issuer for a failure to pay stated dividends; rather, unpaid dividends typically accrue and the preferred shareholder maintains a liquidation preference in the event of a liquidation of the issuer of the preferred securities. An issuer may not have sufficient assets to satisfy any liquidation preference to which we may be entitled. As a result, we may not recover some or all of our investments in preferred equity securities.

The commercial mortgage loans in which we invest and the commercial mortgage loans underlying the CMBS in which we invest are subject to delinquency, foreclosure and loss, which could result in losses to us that may result in reduced earnings or losses and reduce our ability to pay distributions to our shareholders.

We hold substantial portfolios of commercial mortgage loans and CMBS which are secured by apartment or other commercial property and are subject to risks of delinquency and foreclosure. The ability of a borrower to repay a non-recourse loan secured by an income-producing property typically depends primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things: tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expense or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, acts of God, terrorism, social unrest and civil disturbances.

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

Our investments in real estate may face competition from newer, more updated properties. In order to remain competitive, we may need to make significant capital improvements to these properties. In addition, if we need to re-lease a property, we may need to make significant tenant improvements. Any financing of such improvements may reduce our ability to operate the property profitably and, if financing is not available, we may use our available cash resources which would reduce our cash flow, liquidity and ability to make distributions to shareholders.

Lease expirations, lease defaults and lease terminations may adversely affect our revenue.

Lease expirations, lease defaults and lease terminations may result in reduced revenue from our real estate if the lease payments received from replacement tenants are less than the lease payments received from the expiring, defaulting or terminating tenants. In addition, lease defaults by one or more significant tenants, lease terminations by tenants following events causing significant damage to the property or takings by eminent domain, or the failure of tenants under expiring leases to elect to renew their leases, could cause us to experience long periods with reduced or no revenue from a property and to incur substantial capital expenditures in order to obtain replacement tenants. See Item 2-“Properties,” for a ten-year lease expiration schedule for our non-residential properties as of December 31, 2014.

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

We reflect certain investments in securities, certain CDO notes payable, certain derivative instruments and other assets and liabilities at fair value in our balance sheet, with all changes in fair value recorded in earnings. Most of these investments are securities or other assets that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. For further discussion of the fair value of our financial instruments, see Item 8- “Financial Statements and Supplementary Data—Note 2: Summary of Significant Accounting Policies—Fair Value of Financial Investments.” We value these investments quarterly at fair value. Because such valuations are inherently uncertain, may fluctuate over short periods of time and are based on assumptions and estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed. If our determinations regarding the fair value of these investments are not realized, we could record a loss upon their disposal.

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

There can be no assurance that we and our REIT affiliates will be successful in operating in a manner that will allow us to each qualify as a REIT. Because we receive significant distributions from TRFT, and may in the future receive significant distributions from other of our REIT affiliates, the failure of one or more of such REIT affiliates to maintain its REIT status could cause us to lose our REIT status. In addition, legislation, new regulations, administrative interpretations or court decisions may adversely affect our investors, our respective ability to qualify as a REIT or the desirability of an investment in a REIT relative to other investments.

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

Certain of the assets that we or our REIT affiliates hold or intend to hold will not be qualified real estate assets for the purposes of the REIT asset tests. In addition, although preferred equity securities of REITs should generally be treated as qualified real estate assets, this will require that (i) they are treated as equity for U.S. tax purposes, and (ii) their issuers maintain their qualification as REITs. CMBS should generally qualify as real estate assets. However, to the extent that we or our REIT affiliates own non-REMIC collateralized mortgage obligations or other debt instruments secured by mortgage loans (rather than by real property) or secured by non-real estate assets, or debt securities issued by corporations that are not secured by mortgages on real property, those securities will likely not be qualifying real estate assets for purposes of the REIT asset tests.

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

If our securitizations are subject to U.S. federal income tax at the entity level, it would greatly reduce the amounts those entities would have available to distribute to us and pay their creditors.

We own foreign securitizations. There is a specific exemption from U.S. federal income tax for non-U.S. corporations that restrict their activities in the United States to trading stock and securities (or any activity closely related thereto) for their own account whether such trading (or such other activity) is conducted by the corporation or its employees through a resident broker, commission agent, custodian or other agent. We intend that the consolidated securitization subsidiaries and any other non-U.S. securitizations that are TRSs will rely on that exemption or otherwise operate in a manner so that they will not be subject to U.S. federal income tax on their net income at the entity level. If the IRS were to succeed in challenging the tax treatment of our securitizations, it could greatly reduce the amount that those securitizations would have available to distribute to their shareholders and to pay to their creditors. Any reduced distributions would reduce amounts available for distribution to our shareholders.

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

Overall, no more than 25% of the value of a REIT’s assets may consist of securities of one or more TRSs. We and TRFT currently own, and we, TRFT and any other REIT affiliates may own in the future, interests in additional TRSs. However, our ability to expand the fee-generating businesses of our and TRFT’s current TRSs and future TRSs we or our REIT affiliates may form, will be limited by our and our REIT affiliates need to meet this 25% test, which may adversely affect distributions we pay to our shareholders.

If TRFT fails to qualify as a REIT, then we also would very likely fail to qualify as a REIT and if any other significant REIT affiliate fails to qualify as a REIT, it would adversely affect our ability to qualify as a REIT .

TRFT is a REIT subject to all of the risks discussed above with respect to RAIT. If TRFT fails to qualify as a REIT, then we also would very likely fail to qualify as a REIT, because the income we receive from, and assets we hold through, TRFT make up a significant portion of our total income and assets and materially affect our ability to meet REIT qualification tests. The same is true with respect to other REIT affiliates if the income derived from such REIT affiliate becomes a significant part of our income.

Other Regulatory and Legal Risks of Our Business

We cannot assure you that our settlement with the SEC of its investigation concerning our subsidiary, TCM, will be finalized and/or approved or that any final settlement will not have different or additional material terms.

On September 16, 2014, we reached an agreement in principle with SEC staff to resolve a non-public investigation initiated by the SEC staff regarding our subsidiary, TCM. This agreement in principle remains subject to final documentation and approval by the SEC. Under the terms of the agreement in principle, among other things, TCM will pay $21.5 million and RAIT will guarantee this payment obligation. As a result of this agreement in principle, RAIT took a charge of $21.5 million in 2014. We cannot assure you that the settlement with the SEC will be finalized and/or approved or that any final settlement will not have different or additional material terms. In addition, two former executive officers and a former employee of RAIT received “Wells Notices” from the SEC staff relating to the subject of such investigation. We cannot provide any assurance what the ultimate resolution of these Wells Notices or any related action will be or whether any such resolution may have an adverse effect on us. For a description of this investigation and such Wells Notices, see “Item 3—Legal Proceedings” below.

Our reputation, business and operations could be adversely affected by regulatory compliance failures.

Potential regulatory action poses a significant risk to our reputation and thereby to our business. Our business is subject to extensive regulation in the United States. We operate our business so as to comply with the Internal Revenue Code’s REIT rules and regulations and so as to remain exempt from registration as an investment company under the Investment Company Act. In addition, we are subject to regulation under the Exchange Act and various other statutes. A number of our investing activities, such as our lending business, are subject to regulation by various U.S. state regulators. Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of our business, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular businesses. A failure to comply with the obligations imposed by any of the regulations binding on us or to maintain any of the licenses required to be maintained by us could result in investigations, sanctions, monetary penalties and reputational damage.

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

We rely on the 40% test because we are a holding company that conducts our businesses through wholly-owned or majority-owned subsidiaries. As a result, the securities issued by our subsidiaries that are excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, together with any other investment securities we may own, may not have a combined value in excess of 40% of the value of our total assets exclusive of government securities and cash items on an unconsolidated basis. Based on the relative value of our investment in TRFT, on the one hand, and our investment in RAIT Partnership, on the other hand, we can comply with the 40% test only if RAIT Partnership itself complies with the 40% test (or an exemption other than those provided by Sections 3(c)(1) or 3(c)(7)). Because the principal exemptions that RAIT Partnership relies upon to allow it to meet the 40% test are those provided by Sections 3(c)(5)(c) or 3(c)(6) (relating to subsidiaries primarily engaged in specified real estate activities), we are limited in the types of businesses in which we may engage through our subsidiaries.

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

TRFT, like RAIT, is a holding company that conducts its operations through subsidiaries. Accordingly, we intend to monitor TRFT’s holdings such that it will satisfy the 40% test. Similar to securities issued to us, the securities issued to TRFT by its subsidiaries that are excepted from the definition of “investment company” by Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other investment securities TRFT may own, may not have a combined value in excess of 40% of the value of its total assets on an unconsolidated basis. This requirement limits the types of businesses in which TRFT may engage through these subsidiaries.

We make the determination of whether an entity is a majority-owned subsidiary of RAIT, RAIT Partnership or TRFT. The Investment Company Act defines a majority-owned subsidiary of a person as a company 50% or more of the outstanding voting securities of which are owned by such person, or by another company which is a majority-owned subsidiary of such person. The Investment Company Act further defines voting securities as any security presently entitling its owner or holder to vote for the election of directors of a company. We treat companies, including future securitization subsidiaries, in which we own at least a majority of the outstanding voting securities as majority-owned subsidiaries for purposes of the 40% test. Neither RAIT, RAIT Partnership nor TRFT has requested the SEC to approve our treatment of any company as a majority-owned subsidiary and the SEC has not done so. If the SEC were to disagree with our treatment of one or more companies, including securitizations, as majority-owned subsidiaries, we would need to adjust our respective investment strategies and invest our respective assets in order to continue to pass the 40% test. Any such adjustment in its investment strategy could have a material adverse effect on TRFT and us.

A majority of TRFT’s subsidiaries are limited by the provisions of the Investment Company Act and the rules and regulations promulgated under the Act with respect to the assets in which they can invest to avoid being regulated as an investment company. In particular, TRFT’s subsidiaries that are securitizations generally rely on Rule 3a-7, an exemption from the Investment Company Act provided for certain structured financing vehicles that pool income-producing assets and issue securities backed by those assets. Such structured financings may not engage in portfolio management practices resembling those employed by mutual funds. Accordingly, each TRFT securitization subsidiary that relies on Rule 3a-7 is subject to an indenture which contains specific guidelines and restrictions limiting the discretion of the securitization. The indenture prohibits the securitization from acquiring and disposing of assets primarily for the purpose of recognizing gains or decreasing losses resulting from market value changes. Certain sales and purchases of assets, such as dispositions of collateral that has gone into default or is at risk of imminent default, may be made so long as they do not violate the guidelines contained in each indenture and are not based primarily on changes in market value. The proceeds of permitted dispositions may be reinvested in collateral that is consistent with the credit profile of the securitization under specific and predetermined guidelines. In addition, absent obtaining further guidance from the SEC, substitutions of assets may not be made solely for the purpose of enhancing the investment returns of the holders of the equity securities issued by the securitization. As a result of these restrictions, TRFT’s securitization subsidiaries may suffer losses on their assets and TRFT may suffer losses on its investments in its securitization subsidiaries.

If the combined value of the investment securities issued to TRFT by its subsidiaries that are excepted by Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other investment securities TRFT may own, exceeds 40% of TRFT’s total assets on an unconsolidated basis, TRFT may be required either to substantially change the manner in which it conducts its operations or to rely on Section 3(c)(1) or 3(c)(7) to avoid having to register as an investment company. As a result of the relative values of RAIT Partnership and TRFT, it is likely that TRFT would rely on the Section 3(c)(1) or 3(c)(7) exemptions, which would increase the assets we hold included in the 40% basket for purposes of the 40% test, which would increase the effects that variations in the value of RAIT Partnership’s assets would have on its ability to comply with the 40% test and, accordingly, our ability to remain exempt from registration as an investment company.

None of RAIT, RAIT Partnership or TRFT has received a no-action letter from the SEC regarding whether it complies with the Investment Company Act or how its investment or financing strategies fit within the exclusions from regulation under the Investment Company Act that it is using. To the extent that the SEC provides more specific or different guidance regarding, for example, the treatment of assets as qualifying real estate assets or real estate-related assets, we may be required to adjust these investment and financing strategies accordingly. Any additional guidance from the SEC could provide additional flexibility to us and TRFT, or it could further inhibit the ability of TRFT and our combined company to pursue our respective investment and financing strategies which could have a material adverse effect on us. See Item 1-“Business-Certain REIT and Investment Company Act Limits On Our Strategies-Investment Company Act Limits.”

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

Where our subsidiary provides collateral management, servicing or advisory services solely to one or more entities that do not invest in “securities” or regarding assets that are not “securities portfolios” that provide sufficient “regulatory assets under management”, as such terms are defined in the Investment Advisers Act, such subsidiary will not engage in activities that would require it to register as an investment adviser under the Investment Advisers Act. We have determined that none of RAIT Partnership, RAIT’s affiliates providing servicing to the FL securitizations or IRT’s advisor need to register as an investment adviser for RAIT Partnership’s collateral management services to RAIT I and RAIT II, RAIT’s affiliates providing servicing to the FL securitizations or for the IRT advisor’s advisory services to IRT, respectively. We have not requested the SEC to approve our determination that these subsidiaries do not need to register as investment advisers under the Investment Advisers Act and the SEC has not done so. If the SEC or any applicable state regulatory authority were to disagree with our determination, we would need to register those companies as investment advisers and comply with all applicable requirements, which might require those subsidiaries to adjust the manner in which they provide services which could hinder their respective operating performance and negatively impact their respective business and subject them to additional regulatory burdens and costs that they are not currently subject to.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

For our investments in real estate, the leases for our multi-family properties are generally one-year or less and leases for our office and retail properties are operating leases. The following table represents a ten-year lease expiration schedule for our non-residential properties as of December 31, 2014.

Year of Lease Expiration (December 31,)	Number of Leases Expiring during the Year	Rentable Square Feet Subject to Expiring Leases	Final Annualized Rent under Expiring Leases (in 000's) (a)	Final Annualized Rent per Square Foot under Expiring Leases	Percentage of Total Final Annualized Base Rent Under Expiring Leases	Cumulative Total
2015	212	675,781	$8,327,575	$12.32	16.4%	16.4%
2016	92	339,359	4,244,415	12.51	8.4%	24.8%
2017	75	537,202	9,844,192	18.32	19.4%	44.2%
2018	34	212,029	3,382,524	15.95	6.7%	50.9%
2019	42	170,229	2,916,788	17.13	5.8%	56.7%
2020	20	255,472	3,635,352	14.23	7.2%	63.9%
2021	9	145,411	2,378,485	16.36	4.7%	68.6%
2022	7	205,972	4,498,235	21.84	8.9%	77.5%
2023	13	290,016	6,051,318	20.87	12.0%	89.5%
2024	5	77,362	1,057,753	13.67	2.1%	91.6%
2025 and thereafter	9	274,408	4,260,786	15.53	8.4%	100.0%

Total	518	3,183,241	$50,597,423	$15.89	100.0%

(a)	“Final Annualized Rent” for each lease scheduled to expire represents the cash rental rates of the respective tenants for the final month prior to expiration multiplied by 12.

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

On March 13, 2012, the staff of the SEC notified us that they had initiated a non-public investigation concerning our subsidiary, TCM. The investigation relates to TCM’s receipt of approximately $15 million of restructuring fees from issuers of securities collateralizing securitizations for which TCM served as collateral manager in connection with certain exchange transactions involving these securities and securitizations. TCM participated in these exchange transactions between March 2, 2009 and November 28, 2012 and has not subsequently participated in any exchange transactions in which it has collected a fee. The SEC staff has issued administrative subpoenas seeking testimony and information from us in connection with this matter, and we are cooperating fully in providing such information.

On September 16, 2014, we reached an agreement in principle with SEC staff to resolve a non-public investigation initiated by the SEC staff regarding our subsidiary, TCM. This agreement in principle remains subject to final documentation and approval by the SEC. Under the terms of the agreement in principle, among other things, TCM will pay $21.5 million and RAIT will guarantee this payment obligation. As a result of this agreement in principle, RAIT took a charge of $21.5 million in 2014. We cannot assure you that the settlement with the SEC will be finalized and/or approved or that any final settlement will not have different or additional material terms. In addition, two former executive officers and a former employee of RAIT received “Wells Notices” from the SEC staff relating to the subject of such investigation. We cannot provide any assurance what the ultimate resolution of these Wells Notices or any related action will be or whether any such resolution may have an adverse effect on us.

On October 8, 2014, two former executive officers and one former employee of RAIT each received a written “Wells Notice” from the SEC staff. A Wells Notice is neither a formal allegation of wrongdoing nor a finding that any of the recipients violated any law. Rather, it provides a recipient an opportunity to respond to issues raised by the SEC staff and to present any reasons of law, policy or fact why the SEC staff should not recommend that the SEC initiate an enforcement action. The Wells Notices in this matter indicate the SEC staff has made a preliminary determination to recommend to the SEC that the SEC file an action against each of the named individuals relating to the individuals’ activities on behalf of TCM in connection with the matters that were the subject of the investigation described above. The former executive officers left RAIT as of December 31, 2014 and the former employee left RAIT in 2010.

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

	Price Range of Common Shares		Dividends Declared
	High	Low
2013
First Quarter	$8.21	$5.66	$0.12
Second Quarter	8.85	7.06	0.13
Third Quarter	7.92	6.16	0.15
Fourth Quarter	9.21	6.50	0.16
2014
First Quarter	$9.04	$7.88	$0.17
Second Quarter	8.53	7.66	0.18
Third Quarter	8.43	7.32	0.18
Fourth Quarter	7.94	6.86	0.18
2015
First Quarter (through March 13, 2015)	$7.85	$6.70

As of March 13, 2015, there were 82,811,326 of our common shares outstanding held by 438 holders of record.

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

ISSUER PURCHASES OF EQUITY SECURITIES

We withheld the following common shares to satisfy tax withholding obligations during the quarter ending December, 31, 2014 arising from the vesting of restricted share awards made pursuant to the RAIT Financial Trust 2012 Incentive Award Plan. These common shares may be deemed to be “issuer purchases” of common shares that are required to be disclosed pursuant to the item.

Period	Total Number of Shares Purchased		Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
10/01/2014 to 10/31/2014	—		$—		—	—
11/01/2014 to 11/30/2014	—		—		—	—
12/01/2014 to 12/31/2014	9,760	(1)	$7.67	(1)	9,760	—
Total	9,760	(1)	$7.67	(1)	9,760	—

(1)	The price reported is the price paid per share using our closing stock price on the New York Stock Exchange on the vesting date of the relevant award.

PERFORMANCE GRAPH

The following graph compares the index of the cumulative total shareholder return on our common shares for the measurement period commencing December 31, 2009 and ending December 31, 2014 with the cumulative total returns of the National Association of Real Estate Investment Trusts (NAREIT) Mortgage REIT index, the NAREIT Equity index and the S&P 500 Index. The following graph assumes that each index was 100 on the initial day of the relevant measurement period and that all dividends were reinvested.

Item 6.	Selected Financial Data

The following selected financial data information should be read in conjunction with Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements, including the notes thereto, included elsewhere herein (dollars in thousands, except share and per share data).

As of and For the Years Ended December 31
2014	2013	2012	2011	2010
Operating Data:
Net interest margin	$103,109	$103,852	$84,145	$93,995	$110,453
Rental income	162,325	114,224	103,872	91,880	72,373
Total revenue	289,714	246,875	200,784	195,798	201,068
Interest expense	(55,391)	(40,297)	(42,408)	(51,293)	(53,188)
Real estate operating expenses	(81,628)	(60,887)	(56,443)	(55,285)	(51,276)
Provision for losses	(5,500)	(3,000)	(2,000)	(3,900)	(38,307)
Total expenses	(247,482)	(181,972)	(170,236)	(181,341)	(218,389)
Operating income (loss)	42,232	64,903	30,548	14,457	(17,321)
Loss on deconsolidation of variable interest entities	(215,804)	—	—	—	—
Change in fair value of financial instruments	(98,752)	(344,426)	(201,787)	(75,154)	45,840
Income (loss) from continuing operations	(289,975)	(285,364)	(168,341)	(38,457)	110,590
Net income (loss)	(289,975)	(285,364)	(168,341)	(37,710)	110,913
Net income (loss) allocable to common shares	(318,504)	(308,008)	(182,805)	(51,130)	98,152
Earnings (loss) per share from continuing operations:
Basic	$(3.92)	$(4.54)	$(3.75)	$(1.35)	$(3.38)
Diluted	$(3.92)	$(4.54)	$(3.75)	$(1.35)	$(3.33)
Earnings (loss) per share:
Basic	$(3.92)	$(4.54)	$(3.75)	$(1.33)	$3.39
Diluted	$(3.92)	$(4.54)	$(3.75)	$(1.33)	$3.34
Balance Sheet Data:
Investment in mortgages, loans and preferred equity interests, net	$1,383,218	$1,099,422	$1,044,729	$950,281	$1,149,419
Investments in real estate	1,671,971	1,004,186	918,189	891,502	839,192
Investments in securities	31,412	567,302	655,509	647,461	705,451
Total assets	3,513,475	3,027,237	2,923,980	2,902,604	2,993,432
Total indebtedness	2,615,666	2,086,401	1,799,595	1,748,274	1,838,177
Total liabilities	2,846,325	2,338,577	2,033,856	1,988,510	2,074,902
Total equity	587,842	635,690	837,846	914,094	918,530
Other Data:
Common shares outstanding, at period end (1)	82,506,606	71,447,437	58,913,142	41,289,566	35,300,190
Book value per share (1)	$1.89	$5.62	$11.16	$18.04	$21.33
Ratio of earnings to fixed charges and preferred share dividends	—	(2)	—	(2)	—	(2)	—	(2)	1.9	x

(1)	Information presented for 2010 has been adjusted to reflect the 1-for-3 reverse stock split in June 2011.
(2)	The ratio of earnings to fixed charges and preferred share dividends for the years ended December 31, 2014, 2013, 2012, and 2011 is deficient by $319.0 million, $308.0 million, $183.0 million, and $52.1 million, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a multi-strategy commercial real estate company that is a self-managed and self-advised Maryland real estate investment trust, or REIT. We use our vertically integrated platform to originate commercial real estate loans, acquire commercial real estate properties and invest in, manage and service commercial real estate assets. We offer a comprehensive set of debt financing options to the commercial real estate industry and provide asset and property management services. We also own and manage a portfolio of commercial real estate properties and manage real estate assets for third parties. We believe this approach delivers diversification to our investment portfolio blending the higher-yielding lending business with the stability and recurring income stream from owning and managing properties.

During 2014, we conducted our business through the following core business lines:

•	Our CRE business line concentrates on three business activities: real estate lending, and owning and managing commercial real estate assets throughout the United States. The form of our investments may range from first mortgage loans to equity ownership of a commercial real estate property. We manage our investments in-house through our asset management and property management professionals.

•	Our Independence Realty Trust, Inc., or IRT, business activities concentrate on the ownership and management of apartment properties in opportunistic markets throughout the United States.

Historically, we also conducted business through our non-core Taberna business line. Our Taberna business line included serving as collateral manager for T1, T8 and T9. We had exited this business line by the end of 2014.

In 2014 we continued to focus on our core competencies: commercial real estate lending, direct ownership of real estate and managing commercial real estate. In 2014, we also diversified the revenue generated from our commercial real estate loans and properties and reduced or removed other non-core assets and activities. In our core business lines, we expanded our origination of loans, grew our portfolio of properties and attracted capital to RAIT and IRT to fuel our growth, resulting in increased assets and revenue.

During the year ended December 31, 2014, we originated $983.8 million of new loans, had conduit loan sales of $427.1 million and loan repayments of $164.0 million, resulting in net loan growth of $392.7 million. In addition, during 2014 we had stable credit performance in our investment in loans, with an $11.8 million decrease in non-accrual loans from December 31, 2013 and RAIT I and RAIT II continuing to satisfy their respective OC triggers and IC triggers as described below. With regards to our owned commercial real estate portfolios, due primarily to growth in our IRT business line, we continue to see improvements in the key measures of their performance: occupancy and rental rates. As a result, the net operating income at our owned properties increased to $80.7 million during the year ended December 31, 2014. Our rental income increased due to the acquisition of 28 properties during 2014 with an aggregate cost of $708.2 million. Improving occupancy and rental rates in our historical portfolio also increased our rental income and net operating income. Rental income includes $49.2 million related to rental income associated with IRT. As a result, we increased distributions on our common shares by 27% in 2014 from 2013.

We generated a GAAP net loss allocable to common shares of $318.5 million, or $3.92 per common share-diluted, during the year ended December 31, 2014. We attribute this loss primarily to the $215.8 million loss from the deconsolidation of T8 and T9 and the $98.8 million of non-cash negative changes in the fair value of various financial instruments, primarily related to T8 and T9. Because of these items, management uses non-GAAP financial measures such as cash available for distribution, or CAD, as indicators of our performance. Please see Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.” Although we are reporting a net loss for the year, we believe RAIT is positioned to take advantage of opportunities resulting from improved commercial real estate market fundamentals and sources of financing.

In order to take advantage of market opportunities in the future, and to maximize shareholder value over time, we will continue to focus on:

•	expanding RAIT’s commercial real estate revenue by investing in commercial real estate-related assets, managing and servicing investments for our own account or for others, and providing property management services;

•	creating value through investing in our commercial real estate properties and implementing cost savings programs to help maximize property value over time;

•	maintaining and expanding our sources of liquidity;

•	managing our leverage to provide risk-adjusted returns for our shareholders; and

•	managing our investment portfolios to reposition under-performing assets, increase our cash flows and ultimately recover the value of our assets over time.

Set forth below are key statistics relating to our business for the years indicated (dollars in thousands, except share and per share data):

	For the Years Ended December 31
	2014	2013	2012
Financial Statistics:
Total revenue	$289,714	$246,875	$200,784
Earnings (loss) per share, diluted	$(3.92)	$(4.54)	$(3.75)
Funds from operations per share, diluted	$(3.44)	$(3.99)	$(3.12)
Cash available for distribution per share, diluted	$0.71	$0.85	$0.39
Common dividend declared per share	$0.71	$0.56	$0.35
Assets under management	$4,485,525	$3,724,129	$3,685,292
Commercial Real Estate (“CRE”) Loan Portfolio (a):
Reported CRE Loans—unpaid principal	$1,409,254	$1,115,949	$1,068,984
Non-accrual loans—unpaid principal	$25,281	$37,073	$69,080
Non-accrual loans as a % of reported loans	1.8%	3.3%	6.5%
Reserve for losses	$9,218	$22,955	$30,400
Reserves as a % of non-accrual loans	36.5%	61.9%	44.0%
Provision for losses	$5,500	$3,000	$2,000
CRE Property Portfolio:
Reported investments in real estate, net (b)	$1,671,971	$1,004,186	$918,189
Net operating income (b)	$80,697	$53,337	$47,429
Number of properties owned (b)	89	62	59
Multifamily units owned (b)	15,862	9,372	8,206
Office square feet owned	2,498,803	2,009,852	2,015,524
Retail square feet owned	1,790,969	1,421,059	1,422,572
Acres of land owned	21.92	21.92	21.92
Average physical occupancy data:
Multifamily properties (b)	92.6%	92.2%	90.0%
Office properties	75.6%	75.6%	72.8%
Retail properties	74.0%	69.0%	73.2%
Average effective rent per unit/square foot (c)
Multifamily (b)(d)	$806	$751	$720
Office (e)	$21.35	$18.88	$19.64
Retail (e)	$14.26	$11.97	$12.32

(a)	CRE Loan Portfolio includes commercial mortgages, mezzanine loans, and preferred equity interests only. See Note 3—“Investments in Mortgages, Loans and Preferred Equity Interests” in the Notes to Consolidated Financial Statements for information relating to all loans held by RAIT.
(b)	Includes 30 apartment properties owned by IRT with 8,819 units and a book value of $665.7 million as of December 31, 2014.

(c)	Based on properties owned as of December 31, 2014.
(d)	Average effective rent is rent per unit per month.
(e)	Average effective rent is rent per square foot per year.

Trends That May Affect Our Business

The following trends may affect our business:

Commercial Real Estate Lending Environment. We continue to see an improving commercial real estate lending environment. This includes improved economic performance in areas relevant to our investment portfolio and increased availability of liquidity to finance assets similar to those in our investment portfolios which has increased our ability to finance new investments in our targeted asset classes. In particular, the availability of financing from CMBS securitizations for assets we originate remains strong. While this reduces the risk of defaults upon the maturity of loans due to the lack of sources of refinancing, it also increases the opportunity for borrowers to prepay our loans and debt securities, as described below. We expect a substantial amount of commercial real estate related debt to mature through 2019 which should create a lending opportunity for us in areas we identify as having a suitable risk-adjusted rate of return.

Trends Relating to Originating and Financing Conduit Loans and Bridge Loans. Competition to originate conduit loans increased in 2014 which, when combined with market volatility, resulted in lower spreads and lower gain on sale profits on an individual loan basis. We expect to increase our origination of conduit loans in 2015, which we expect to mitigate the current lower spread environment. Though our spreads on conduit loans have decreased since we began originating those types of loans, spreads are volatile and improved slightly in the first quarter of 2015, although we cannot predict whether that will continue. Despite the increase in competition, our yields on conduit loans continue to be attractive in 2014. Competition to originate bridge loans also increased in 2014, although to a lesser degree than conduit loans. Because pricing on both the bridge loans we originate and the notes issued by CMBS securitizations we use to finance bridge loans have reduced, we expect to be able to maintain our spreads on bridge loans. We expect our subordinate interests in the FL securitizations to generate a high teens return over the life of the collateral. We expect to increase the volume of our bridge loans in 2015 and are seeking to close our fourth FL securitization in the second quarter of 2015.

Trends Relating to Investments in Real Estate. We expect to continue adding multi-family properties to IRT’s portfolio in current and new markets consistent with IRT’s investment strategy. We also see an opportunity to invest in retail property assets using our Urban platform through which we believe we will expect to generate strong recurring risk adjusted returns and create another stable revenue stream for RAIT. Additionally, we have begun marketing for sale three non-IRT multifamily properties aggregating 1,020 units as we see opportunities to generate solid gains in the current environment by selling these properties. We anticipate completing these sales during the second quarter of 2015. In addition, we expect to sell additional non-IRT properties in 2015. We expect the occupancy and rental rates of our properties to improve during 2015.

Interest rate environment. Interest rates in 2014 continued to remain at historically low levels with volatility increasing in late 2014. Due to the general low interest rate environment, we have seen fewer subordinated lending opportunities offering attractive risk-adjusted returns. Any volatility may impact the value of our assets, liabilities and interest rate hedges and may impact the interest income or expense they generate in the future. We believe market participants expect that the future interest rate environment may be higher. In the event interest rates rise significantly, see our discussion below under Item 7A—“Quantitative and Qualitative Disclosures About Market Risk- Interest Rate Risk Management” for a summary of the possible effects on our income and expenses. We use floating rate facilities and long-term floating rate CDO notes payable to finance our investments. To the extent the amount of fixed-rate, commercial loans are not directly offset by matching fixed-rate CDO notes payable, we may utilize interest rate derivative contracts to convert our floating rate liabilities into fixed-rate liabilities, effectively match funding our assets with our liabilities. Our interest rate derivative contracts swapping variable rate RAIT I and RAIT II CDO notes payable into fixed rate payments are continuing to terminate in accordance with their terms. Currently, these fixed payments exceed the variable rate payments.

Based on the current one month LIBOR curve, we expect to see $8.0 million of reduced hedging cost during 2015, when compared to 2014, as these swap agreements continue to terminate according to their terms.

Prepayment rates. Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayment rates on our assets also may be affected by other factors, including, without limitation, conditions in the housing, real estate and financial markets, general economic conditions and the relative interest rates on adjustable-rate and fixed-rate loans. See “Securitization Summary” below for a discussion of the potential impact of prepayments on the returns we may receive from our retained interests in our consolidated securitizations. As a result of the current low interest rate environment, there may be an increase in prepayment rates in our commercial loan portfolio, which could decrease our net investment income, and a corresponding increase in prepayment rates of our debt securities, which may result in our recognizing non-cash expenses due to fair value adjustments.

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

Revenue Recognition for Interest Income. We recognize interest income from investments in commercial mortgages, mezzanine loans, other loans, preferred equity interests, and other securities on a yield to maturity basis. Upon the acquisition of a loan at a discount, we assess the portions of the discount that constitute accretable yields and non-accretable differences. The accretable yield represents the excess of our expected cash flows from the loan over the amount we paid for the loan. That amount, the accretable yield, is accreted to interest income over the remaining life of the loan. Many of our commercial mortgages and mezzanine loans provide for the accrual of interest at specified rates which differ from current payment terms. Interest income is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible. Management will cease accruing interest on these loans when it determines that the interest income is not collectible based on the ultimate value of the underlying collateral using discounted cash flow models and market based assumptions. The accrued interest receivable associated with these loans as of December 31, 2014, 2013, 2012 and 2011 was $41.3 million, $30.2 million, $22.7 million and $16.5 million, respectively.

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

Recognition of Fee and Other Income. We generate fee and other income through our various subsidiaries by (a) funding conduit loans for sale into unaffiliated CMBS securitizations, (b) providing or arranging to provide financing to our borrowers, (c) providing ongoing asset management services to investment portfolios under cancelable management agreements, and (d) providing property management services to third parties. We recognize revenue for these activities when the fees are fixed or determinable, are evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided. While we may receive asset management fees when they are earned, we eliminate earned asset management fee income from securitizations while such securitizations are consolidated. During the years ended December 31, 2014, 2013, and 2012, we received $4.2 million, $4.7 million, and $5.0 million, respectively, of earned asset management fees. We eliminated $3.2 million, $3.5 million, and $3.7 million, respectively, of these earned asset management fees as it was associated with consolidated securitizations.

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

Allowance for Losses, Impaired Loans and Non-accrual Status. We maintain an allowance for losses on our investments in commercial mortgages, mezzanine loans and other loans. Management’s periodic evaluation of the adequacy of the allowance is based upon expected and inherent risks in the portfolio, the estimated value of underlying collateral, and current economic conditions. Management reviews loans for impairment and establishes specific reserves when a loss is probable under the provisions of FASB ASC Topic 310, “Receivables.” A loan is impaired when it is probable that we may not collect all principal and interest payments according to the contractual terms. As part of the detailed loan review, we consider many factors about the specific loan, including payment history, asset performance, borrower’s financial capability and other characteristics. If any trends or characteristics indicate that it is probable that other loans, with similar characteristics to those of impaired loans, have incurred a loss, we consider whether an allowance for loss is needed. Management evaluates loans for non-accrual status each reporting period. A loan is placed on non-accrual status when the loan payment deficiencies exceed 90 days. Payments received for non-accrual or impaired loans are applied to principal until the loan is removed from non-accrual status or no longer impaired. Past due interest is recognized on non-accrual loans when they are removed from non-accrual status and are making current interest payments. The allowance for losses is increased by charges to operations and decreased by charge-offs (net of recoveries). Management charges off loans when the investment is no longer realizable and legally discharged.

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

Acquisitions of real estate assets and any related intangible assets are recorded initially at fair value under FASB ASC Topic 805, “Business Combinations.” Fair value is determined by management based on market conditions and inputs at the time the asset is acquired. The fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases for acquired in-place leases and the value of tenant relationships, based in each case on their fair values. Purchase accounting is applied to assets and liabilities associated with the real estate acquired. Transaction costs and fees incurred related to acquisitions are expensed as incurred.

Upon the acquisition of properties, we estimate the fair value of acquired tangible assets (consisting of land, building and improvements) and identified intangible assets and liabilities (consisting of above and below-market leases, in-place leases and tenant relationships), and assumed debt at the date of acquisition, based on the evaluation of information and estimates available at that date. In determining the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the differences between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining term of the lease. The capitalized above-market lease values and the capitalized below-market lease values are amortized as an adjustment to rental income over the lease term.

The aggregate value of in-place leases is determined by evaluating various factors, including an estimate of carrying costs during the expected lease-up periods, current market conditions and similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses, and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions, legal and other related costs. The value assigned to this intangible asset is amortized over the assumed lease up period.

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

We use our judgment to determine whether an investment in securities has sustained an other-than-temporary decline in value. If management determines that an available-for-sale security has sustained an other-

than-temporary decline in its value, the investment is written down to its fair value by a charge to earnings, and we establish a new cost basis for the investment. Our evaluation of an other-than-temporary decline is dependent on the specific facts and circumstances. Factors that we consider in determining whether an other-than-temporary decline in value has occurred include: the estimated fair value of the investment in relation to our cost basis; the financial condition of the related entity; and the intent and ability to retain the investment for a sufficient period of time to allow for recovery of the fair value of the investment.

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

For further discussion on fair value of our financial instruments, see Item 8- “Financial Statements and Supplementary Data. Note 8: Fair Value of Financial Instruments.”

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

In May 2014, the FASB issued an accounting standard classified under FASB ASC Topic 606, “Revenue from Contracts with Customers”. This accounting standard generally replaces existing guidance by requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This standard is effective for annual reporting periods beginning after December 15, 2016. Management is currently evaluating the impact that this standard may have on our consolidated financial statements

Assets Under Management

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

The table below summarizes our AUM as of December 31, 2014 and December 31, 2013 (dollars in thousands):

	AUM as of December 31, 2014	AUM as of December 31, 2013
Commercial real estate portfolio (1)	$3,249,705	$2,221,409
U.S. TruPS portfolio (2)	—	1,502,720
Property management (3)	1,235,820	—

Total	$4,485,525	$3,724,129

(1)	As of December 31, 2014 and December 31, 2013, our commercial real estate portfolio was comprised of $671.7 million and $798.8 million, respectively, of assets collateralizing RAIT I and RAIT II, $1.2 billion and $942.7 million, respectively, of investments in real estate of RAIT, $689.1 million and $190.1 million, respectively, of investments in real estate of IRT and $246.7 million and $158.0 million, respectively, of commercial mortgages, mezzanine loans and preferred equity interests that were not securitized. As of December 31, 2014 and December 31, 2013, our commercial real estate portfolio was also comprised of $79.6 million and $131.8 million, respectively, of assets collateralizing RAIT FL1. As of December 31, 2014, our commercial real estate portfolio was also comprised of $196.1 million of assets collateralizing RAIT FL2 and $215.2 million of assets collateralizing RAIT FL3.
(2)	Our TruPS portfolio as of December 31, 2013 was comprised of assets collateralizing T1, T8, and T9, and included TruPS and subordinated debentures, unsecured REIT note receivables, CMBS receivables, other securities, commercial mortgages and mezzanine loans. On December 19, 2014, our subsidiary assigned or delegated its rights and responsibilities as collateral manager for the T1, T8 and T9 securitizations. As such, we no longer managed the assets of those securitizations as of that date.
(3)	In the fourth quarter of 2013, we exercised our rights under a preferred equity investment we had made in Urban Retail to assume control of Urban Retail. We completed our acquisition of the equity of Urban Retail in March 2014. Urban Retail manages 65 properties representing 19,451,031 square feet in 26 states as of December 31, 2014.

Non-GAAP Financial Measures

Cash Available for Distribution

Cash available for distribution, or CAD, is a non-GAAP financial measure. We believe that CAD provides investors and management with a meaningful indicator of operating performance. Management also uses CAD, among other measures, to evaluate profitability and our board of trustees considers CAD in determining our quarterly cash distributions. We also believe that CAD is useful because it adjusts for a variety of noncash items (such as depreciation and amortization, equity-based compensation, realized gain (loss) on assets, provision for loan losses and non-cash interest income and expense items). Furthermore, CAD removes the effect from our consolidation of the legacy securitizations, T8 and T9.

We calculate CAD by subtracting from or adding to net income (loss) attributable to common shareholders the following items: depreciation and amortization items including, depreciation and amortization, straight-line rental income or expense, amortization of in place leases, amortization of deferred financing costs, amortization of discount on financings and equity-based compensation; changes in the fair value of our financial instruments, including such changes reflected in T8 and T9; net interest income from T8 and T9; realized noncash gain (loss) on assets and other; provision for loan losses; impairment on depreciable property; acquisition gains or losses and transaction costs; certain fee income eliminated in consolidation that is attributable to third parties; and one-time events pursuant to changes in U.S. GAAP and certain other non-recurring items.

CAD should not be considered as an alternative to net income (loss) or cash generated from operating activities, determined in accordance with U.S. GAAP, as an indicator of operating performance. For example, CAD does not adjust for the accrual of income and expenses that may not be received or paid in cash during the associated periods. Please refer to our consolidated financial statements prepared in accordance with U.S. GAAP in Item 8. In addition, our methodology for calculating CAD may differ from the methodologies used by other comparable companies, including other REITs, when calculating the same or similar supplemental financial measures and may not be comparable with these companies.

Set forth below is a reconciliation of CAD to net income (loss) allocable to common shares for the years ended December 31, 2014, 2013, and 2012 (dollars in thousands, except share information):

	For the Year Ended December 31, 2014		For the Year Ended December 31, 2013		For the Year Ended December 31, 2012
	Amount	Per Share (1)	Amount	Per Share (2)	Amount	Per Share (3)
Cash Available for Distribution:
Net income (loss) allocable to common shares	$(318,504)	$(3.92)	$(308,008)	$(4.54)	$(182,805)	$(3.75)
Adjustments:
Depreciation and amortization expense	56,784	0.70	36,093	0.53	31,337	0.64
Change in fair value of financial instruments	98,752	1.21	344,426	5.09	201,787	4.14
(Gains) losses on assets	5,370	0.07	2,266	0.03	(2,529)	(0.05)
(Gains) losses on deconsolidation of VIEs	215,804	2.66	—	—	—	—
(Gains) losses on extinguishment of debt	(2,421)	(0.03)	1,275	0.02	(1,574)	(0.03)
T8 and T9 securitizations, net effect	(26,931)	(0.33)	(33,268)	(0.49)	(37,576)	(0.77)
Straight-line rental adjustments	1,111	0.01	(1,322)	(0.02)	(1,832)	(0.04)
Share-based compensation	4,407	0.05	3,441	0.05	2,208	0.05
Origination fees and other deferred items	21,954	0.27	10,475	0.15	7,918	0.16
Provision for losses	5,500	0.07	3,000	0.04	2,000	0.04
Noncontrolling interest effect of certain adjustments	(4,302)	(0.05)	(940)	(0.01)	(137)	—

Cash Available for Distribution	$57,524	$0.71	$57,438	$0.85	$18,797	$0.39

(1)	Based on 81,328,129 weighted-average shares outstanding-diluted for the year ended December 31, 2014.
(2)	Based on 67,814,316 weighted-average shares outstanding-diluted for the year ended December 31, 2013.
(3)	Based on 48,746,761 weighted-average shares outstanding-diluted for the year ended December 31, 2012.

Funds from Operations

We believe that funds from operations, or FFO, which is a non-GAAP measure, is an additional appropriate measure of the operating performance of a REIT. We compute FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT, as net income or loss allocated to common shares (computed in accordance with GAAP), excluding real estate-related depreciation and amortization expense, gains or losses on sales of real estate and the cumulative effect of changes in accounting principles. Our management utilizes FFO as a measure of our operating performance. FFO is not an equivalent to net income or cash generated from operating activities determined in accordance with U.S. GAAP. Furthermore, FFO does not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments or uncertainties. FFO should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flow from operating activities as a measure of our liquidity.

Set forth below is a reconciliation of FFO to net income (loss) allocable to common shares for the years ended December 31, 2014, 2013, and 2012 (dollars in thousands, except share information):

	For the Year Ended December 31, 2014		For the Year Ended December 31, 2013		For the Year Ended December 31, 2012
	Amount	Per Share (1)	Amount	Per Share (2)	Amount	Per Share (3)
Funds From Operations:
Net Income (loss) allocable to common shares	$(318,504)	$(3.92)	$(308,008)	$(4.54)	$(182,805)	$(3.75)
Adjustments:
Real estate depreciation and amortization	38,620	0.48	33,538	0.50	30,550	0.63
(Gains) losses on the sale of real estate	319	—	3,724	0.05	—	—

Funds From Operations	$(279,565)	$(3.44)	$(270,746)	$(3.99)	$(152,255)	$(3.12)

(1)	Based on 81,328,129 weighted-average shares outstanding-diluted for the year ended December 31, 2014.
(2)	Based on 67,814,316 weighted-average shares outstanding-diluted for the year ended December 31, 2013.
(3)	Based on 48,746,761 weighted-average shares outstanding-diluted for the year ended December 31, 2012.

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

Set forth below is a reconciliation of adjusted book value to shareholders’ equity as of December 31, 2014 (in thousands, except share information):

	As of December 31, 2014
	Amount	Per Share (1)
Total shareholders’ equity	$373,545	$4.53
Liquidation value of preferred shares characterized as equity (2)	(217,603)	(2.64)

Book Value	155,942	1.89
Adjustments
RAIT I and RAIT II derivative liabilities	20,051	0.24
Fair value for warrants and investor SARs	35,384	0.43
Accumulated depreciation and amortization	220,577	2.67
Valuation of recurring collateral, property management fees and other items (3)	76,092	0.93

Total adjustments	352,104	4.27

Adjusted book value	$508,046	$6.16

(1)	Based on 82,506,606 common shares outstanding as of December 31, 2014.
(2)	Based on 4,775,569 Series A preferred shares, 2,288,465 Series B preferred shares, and 1,640,100 Series C preferred shares outstanding as of December 31, 2014, all of which have a liquidation preference of $25.00 per share.
(3)	Includes the estimated value of (1) property management fees to be received by us as of December 31, 2014 from RAIT Residential, Urban Retail, RAIT I and RAIT II, and the value ascribed to the fees from our fixed-rate CMBS loan sale business and (2) advisory fees to be received by RAIT from IRT as of December 31, 2014 assuming the full deployment of IRT’s November 2014 common stock offering. The other item included is the incremental market value of our ownership of 7.3 million shares of IRT common stock over their book value at December 31, 2014. We did not tax effect the valuation of these items as we have loss carryforwards that could absorb the potential gain.

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

The table below reconciles the differences between reported net income (loss), total taxable income and estimated REIT taxable income for the three years ended December 31, 2014 (dollars in thousands):

	For the Years Ended December 31
	2014	2013	2012
Net income (loss), as reported	$(289,975)	$(285,364)	$(168,341)
Add (deduct):
Provision for losses	5,500	3,000	2,000
Charge-offs on allowance for losses	(11,254)	(10,445)	(17,682)
Domestic TRS book-to-total taxable income differences:
Income tax provision (benefit)	(2,147)	(2,933)	(584)
Stock compensation, forfeitures and other temporary tax differences	(731)	(877)	(1,569)
Capital losses not offsetting capital gains and other temporary tax differences	—	—	1,682
Gain on conversion of OP units	—	9,500	—
Capital losses not offsetting capital gains and other temporary tax differences	—	—	—
Change in fair value of financial instruments, net of noncontrolling interests	98,752	344,426	201,787
Net (gains) losses on deconsolidation of VIEs	215,804	—	—
Amortization of intangible assets	2,774	597	332
CDO investments aggregate book-to-taxable income differences (1)	(19,074)	(33,551)	(38,821)
Convertible debt retirement premium	—	(21,593)	—
Other book to tax differences	4,362	(1,619)	5,237

Total taxable income (loss)	4,011	1,141	(15,959)
Taxable (income) loss attributable to domestic TRS entities	12,397	(4,138)	(1,124)
Dividends paid by domestic TRS entities	5,086	11,700	—
Allocable share of income from OP and tax partnerships	—	1,989	—
Deductible preferred dividends (2)	(21,494)	(10,692)	—

Estimated REIT taxable income (loss) (3)	$—	$—	$(17,083)

(1)	Amounts reflect the aggregate book-to-taxable income differences and are primarily comprised of (a) unrealized gains on interest rate hedges within CDO entities that TRFT consolidated, (b) amortization of original issue discounts and debt issuance costs and (c) differences in tax year-ends between TRFT and its CDO investments.

(2)	Dividends paid deduction for preferred dividends is limited to the lesser of (i) REIT taxable income, or (ii) amount of preferred dividends paid.
(3)	As of December 31, 2014, RAIT has an estimated net operating loss carryforward of approximately $71.6 million that may be used to offset its REIT taxable income in the future.

For the year ended December 31, 2014, the tax classification of our dividends on common shares was as follows:

Declaration Date	Record Date	Payment Date	Dividend Paid	Ordinary Income	Qualified Dividend	Return of Capital
12/12/2013	1/7/2014	1/31/2014	$0.16	$0.0031	$0.0004	$0.1569
3/18/2014	4/4/2014	4/30/2014	0.17	0.0033	0.0005	0.1667
6/12/2014	7/11/2014	7/31/2014	0.18	0.0035	0.0005	0.1765
9/15/2014	10/7/2014	10/31/2014	0.18	0.0035	0.0005	0.1765

			$0.69	$0.0134	$0.0019	$0.6766

The preferred dividends that we paid in 2014 were classified as 100% ordinary dividend including 12.4% (of total preferred distributions) that was eligible for qualified dividend treatment.

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

Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenue

Net interest margin. Net interest margin decreased $0.7 million, or 0.7%, to $103.1 million for the year ended December 31, 2014 from $103.8 million for the year ended December 31, 2013. Although, net interest margin on our new 2014 floating rate loan production of $505.0 million increased by $7.2 million, it was offset by a decrease in net interest margin of $3.4 million due to $164.0 million of loan repayments during the year ended December 31, 2014, a decrease of $1.3 million related to the amortization of loan discounts, and a decrease of $1.5 million primarily related to the conversion of preferred equity investments to owned real estate. Net interest margin decreased $5.6 million from investments in securities caused by security paydowns that occurred in 2014 and the deconsolidation of T8 and T9 securitizations in December 2014. In addition, net interest margin increased $3.7 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily as a result of reduced interest rate hedging costs from the expiration of interest rate swap agreements associated with our consolidated RAIT I and RAIT II securitizations since December 31, 2013.

Rental income. Rental income increased $48.1 million to $162.3 million for the year ended December 31, 2014 from $114.2 million for the year ended December 31, 2013. The increase is attributable to $38.3 million of rental income from 28 new properties acquired or consolidated since December 31, 2013, $9.1 million from four properties acquired during the year ended December 31, 2013 present for a full year of operations in 2014 and $2.3 million from improved occupancy and rental rates in 2014 as compared to 2013 in our other consolidated properties. The increase was partially offset by $0.9 million of rental income related to one property that was disposed of after December 31, 2013 and $0.7 million of rental income related to one property that was disposed of during the year ended December 31, 2013.

Fee and other income. Fee and other income decreased $4.5 million to $24.3 million for the year ended December 31, 2014 from $28.8 million for the year ended December 31, 2013. The decrease is attributable to $9.1 million of lower conduit fee income, a decrease of $2.7 million in other income associated with legal settlements received during the year ended December 31, 2013 and a $1.6 million decrease in property reimbursement income. These decreases were partially offset by $9.1 million of property management and leasing fees related to the retail property management firm acquired in the fourth quarter of 2013 that was present for a full year in 2014.

Expenses

Interest expense. Interest expense increased $15.1 million, or 37.5%, to $55.4 million for the year ended December 31, 2014 from $40.3 million for the year ended December 31, 2013. The increase is primarily attributable to $8.7 million of interest expense from the increase in our loans payable on real estate relating to the acquisition of real estate properties, $3.3 million from the 7.625% senior notes issued in April 2014, $1.9 million from the 7.125% senior notes issued in August 2014 and a $1.1 million increase in interest expense from the amortization of discounts and deferred financing costs.

Real estate operating expense. Real estate operating expense increased $20.7 million to $81.6 million for the year ended December 31, 2014 from $60.9 million for the year ended December 31, 2013. Operating expenses increased $17.1 million primarily due to 28 properties acquired or consolidated since December 31, 2013 and $4.6 million from four properties acquired during the year ended December 31, 2013 present for a full year of operations in 2014. In our existing portfolio, operating expenses increased $0.7 million primarily due to real estate tax increases and increased utilities and other severe winter weather related expenses that occurred during the year ended December 31, 2014. The increase was partially offset by $1.0 million of real estate operating expenses related to one property that was disposed of after December 31, 2013 and $0.7 million of real estate operating expenses related to one property that was disposed of during the year ended December 31, 2013.

Compensation expense. Compensation expense increased $1.4 million, or 5.2%, to $28.2 million for the year ended December 31, 2014 from $26.8 million for the year ended December 31, 2013. This increase was primarily attributable to a $1.0 million increase in stock-based compensation and a $1.5 million increase in salary and benefits for new employees hired since December 31, 2013. This increase was partially offset by a decrease in severance of $1.1 million during the year ended December 31, 2014 as compared to the year ended December 31, 2013.

General and administrative expense. General and administrative expense increased $3.2 million, or 22.1%, to $17.7 million for the year ended December 31, 2014 from $14.5 million for the year ended December 31, 2013. This increase was primarily attributable to $2.0 million of expense related to Urban Retail acquired in November 2013 and an increase of $1.4 million in professional service fees in the year ended December 31, 2014 as compared to the same period in 2013.

Acquisition expense. Acquisition expense increased $2.0 million to $2.4 million for the year ended December 31, 2014 from $0.4 million for the year ended December 31, 2013. This increase was primarily attributable to 28 properties acquired in the year ended December 31, 2014 as compared to four properties acquired in the year ended December 31, 2013.

Provision for losses. The provision for losses relates to our investments in our commercial mortgage loan portfolios. The provision for losses increased by $2.5 million for the year ended December 31, 2014 to $5.5 million as compared to $3.0 million for the year ended December 31, 2013. The increase is primarily attributable to the increase in our floating rate, on balance sheet, loans during 2014. While we believe we have properly reserved for the probable losses in our portfolio, we continually monitor our portfolio for evidence of loss and accrue additional provisions for loan losses as circumstances or conditions change.

Depreciation and amortization expense. Depreciation and amortization expense increased $20.7 million to $56.8 million for the year ended December 31, 2014 from $36.1 million for the year ended December 31, 2013. The increase is attributable to $12.5 million of depreciation and amortization expense from 28 new properties acquired or consolidated since December 31, 2013, $1.6 million from four properties acquired during the year ended December 31, 2013 present for a full year of operations in 2014, $4.6 million from our other consolidated properties and an increase in corporate depreciation and amortization of $2.5 million. The increase was partially offset by $0.3 million of depreciation expense related to one property that was disposed of after December 31, 2013 and $0.2 million of depreciation expense related to one property that was disposed of during the year ended December 31, 2013.

Other income (expense)

Other income (expense). During the year ended December 31, 2014, other income (expense) included a $21.5 million settlement charge relating to our agreement in principle to settle the SEC investigation of TCM. See Part I. – Item 3. Legal Proceedings. During the year ended December 31, 2013, we charged off $5.4 million of organizational and offering expenses we incurred with the non-traded offerings of certain of our sponsored companies.

Gains (Losses) on assets. During the year ended December 31, 2014, gains (losses) on assets included a $7.7 million loss on sale of asset held by T8 and T9 which resulted from the illiquid nature of the investment, a $3.0 million charge off for certain assets that were disposed of and a $0.3 million loss related to the disposition of a real estate property. This was partially offset by a $5.7 million gain on property acquisitions as the fair value of the properties acquired exceeded the purchase price. During the year ended December 31, 2013, gain (losses) on assets included a $1.5 million loss related to the disposition of a real estate property in July 2013 and an accrual of a $2.2 million loss associated with a property disposed of in the first quarter of 2014. This was partially offset with a $1.6 million gain on the acquisition of one multi-family property with a fair value of $37.0 million for a purchase price of $35.4 million.

Gains (Losses) on extinguishment of debt. During the year ended December 31, 2014, gains (losses) on extinguishment of debt was due to the repurchase of $5.8 million principal amount of RAIT I debt from the market for $3.4 million. Gains (losses) on extinguishment of debt during the year ended December 31, 2013 were attributable to the $8.4 million loss on extinguishment of debt related to the repurchase of our 7.0% convertible senior notes in December 2013. This was partially offset with the repurchase of $17.5 million principal amount of RAIT I debt from the market for $10.4 million of cash, resulting in gains on extinguishment of debt of $7.1 million.

Gains (Losses) on deconsolidation of VIEs. On December 19, 2014, our subsidiary assigned or delegated its rights and responsibilities as collateral manager for the consolidated T8 and T9 securitizations. As of that date, we no longer were the collateral manager for these securitizations. As a result, we determined that we were no longer the primary beneficiary of T8 and T9, deconsolidated the two securitizations on that date and incurred a loss of $215.8 million.

Net gain on sale of collateral management contracts. On December 19, 2014, our subsidiary assigned or delegated its rights and responsibilities as collateral manager for the T1, T8 and T9 securitizations. We recorded a gain of $4.5 million, net of severance and other costs associated with exiting the Taberna collateral management business.

Change in fair value of financial instruments. During the year ended December 31, 2014 and 2013, the change in fair value of financial instruments reduced our net income by $98.8 million and $344.4 million, respectively. The fair value adjustments we recorded were as follows (dollars in thousands):

Description	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013
Change in fair value of trading securities and security-related receivables	$10,682	$9,193
Change in fair value of CDO notes payable and trust preferred obligations	(101,675)	(311,009)
Change in fair value of derivatives	(16,352)	(22,230)
Change in fair value of warrants and investor SARs	8,593	(20,380)

Change in fair value of financial instruments	$(98,752)	$(344,426)

Changes in the fair value of our financial instruments occur when market conditions change, including interest rates. We have had and expect to continue to have changes in the fair value of our financial instruments that are subject to fair value accounting under FASB ASC Topic 825, “Financial Instruments” as market conditions change.

Income tax benefit (provision). Income tax benefit (provision) for the year ended December 31, 2014 increased, as compared to the year ended December 31, 2013, as we expect the taxable REIT subsidiary that conducts our conduit loan operations will have taxable income for the foreseeable future which resulted in our removal of the valuation allowance against a portion of its net operating loss carryforwards. The income tax benefit for the year ended December 31, 2013 of $2.9 million was primarily attributable to the taxable loss that was generated from the charge off of organizational and offering costs we incurred with the non-traded offerings of certain of our sponsored companies.

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

Change in fair value of financial instruments. During the years ended December 31, 2013 and 2012, the change in fair value of financial instruments reduced our net income by $344.4 million and $201.8 million, respectively. The fair value adjustments we recorded were as follows (dollars in thousands):

Description	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012
Change in fair value of trading securities and security-related receivables	$9,193	$23,380
Change in fair value of CDO notes payable and trust preferred obligations	(311,009)	(191,451)
Change in fair value of derivatives	(22,230)	(32,016)
Change in fair value of warrants and investor SARs	(20,380)	(1,700)

Change in fair value of financial instruments	$(344,426)	$(201,787)

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

Securitization Summary

Overview. We have used securitizations to match fund the interest rates and maturities of our assets with the interest rates and maturities of the related financing. This strategy has helped us reduce interest rate and funding risks on our portfolios for the long-term. A securitization is a structure in which multiple classes of debt and equity are issued by a special purpose entity to finance a portfolio of assets. Cash flow from the portfolio of assets is used to repay the securitization liabilities sequentially, in order of seniority. The most senior classes of debt typically have credit ratings of “AAA” through “BBB–” and therefore can be issued at yields that are lower than the average yield of the loans collateralizing the securitization. The debt tranches are typically rated based on portfolio quality, diversification and structural subordination. The equity securities issued by the securitization are the “first loss” piece of the capital structure, but they are entitled to all residual amounts available for payment after the obligations to the debt holders have been satisfied. Historically, the stated maturity of the debt issued by a securitization we have sponsored and consolidated has been between 15 and 17 years. However, we expect the weighted average life of such debt to be shorter than the stated maturity due to the financial condition of the borrowers on the underlying loans and the characteristics of such loans, including the existence and frequency of exercise of any permitted prepayment, the prevailing level of interest rates, the actual default rate and the actual level of any recoveries on any defaulted loans. Debt issued by these securitizations is non-recourse to RAIT and payable solely from the payments by the borrowers on the loans collateralizing these securitizations. These assets are in most cases “non-recourse” or limited recourse loans secured by commercial real estate assets or real estate entities. This means that we look primarily to the assets securing the loan for repayment, subject to certain standard exceptions

As of December 31, 2014, we have sponsored five securitizations with varying amounts of retained or residual interests held by us which we consolidate in our financial statements as follows: RAIT I, RAIT II, RAIT 2013-FL1 Trust, or RAIT FL1, RAIT 2014-FL2 Trust, or RAIT FL2 and RAIT 2014-FL3 Trust, or RAIT FL3. We refer to RAIT FL1, RAIT FL2 and RAIT FL3 as the FL securitizations. The assets and liabilities of these securitizations are presented at amortized cost in our consolidated financial statements. We originated substantially all of the loans collateralizing RAIT I, RAIT II and the FL securitizations. We serve as the collateral manager, servicer and special servicer on RAIT I and RAIT II and as servicer and special servicer for each of the FL securitizations. See “Taberna Exit” below for a discussion of the T1, T8 and T9 securitizations included in the Taberna business line we exited in 2014.

Securitization Performance. RAIT I and RAIT II contain interest coverage triggers, or IC triggers, and overcollateralization triggers, or OC triggers, that must be met in order for us to receive our subordinated management fees and our lower-rated debt or residual equity returns. If the IC triggers or OC triggers are not met in a given period, then the cash flows are redirected from lower rated tranches and used to repay the principal amounts to the senior tranches of CDO notes payable. These conditions and the re-direction of cash flow continue until the triggers are met by curing the underlying payment defaults, paying down the CDO notes payable or other actions permitted under the relevant securitization indenture. As of the most recent payment information, all applicable IC triggers and OC triggers continue to be met for our two commercial real estate securitizations, RAIT I and RAIT II, and we continue to receive all of our management fees, interest and residual returns from these securitizations. The FL securitizations do not have IC triggers and OC triggers.

We expect repayment of the loans collateralizing RAIT I and RAIT II outside their contractual maturities to increase in 2015 through 2019. We expect this will reduce our returns from these securitizations and we will evaluate alternative strategies seeking to replace these returns. We expect to undertake similar analysis for any securitization we sponsor as the notes issued by such securitization approach their respective weighted average lives.

A summary of the investments in our consolidated securitizations as of the most recent payment information is as follows:

•	RAIT I—We closed RAIT I in 2006. RAIT I is collateralized by $884.2 million principal amount of commercial real estate loans and participations, of which $19.7 million is defaulted. RAIT affiliates are the borrowers on $495.2 million of this indebtedness, none of which is defaulted. The current overcollateralization, or OC test is passing at 127.4% with an OC trigger of 116.2%. All of the notes issued by this securitization are performing in accordance with their terms. We currently own $67.0 million of the securities that were originally rated investment grade and $200.0 million of the non-investment grade securities issued by this securitization. We are currently receiving all distributions required by the terms of our retained interests in this securitization and are receiving all of our collateral management fees. We pledged $34.2 million of the securities we own of RAIT I as collateral for the senior secured notes we issued.

•	RAIT II— We closed RAIT II in 2007. RAIT II is collateralized by $697.6 million principal amount of commercial real estate loans and participations, of which $19.5 million is defaulted. RAIT affiliates are the borrowers on $389.5 million of this indebtedness, none of which is defaulted. The current OC test is passing at 121.1% with an OC trigger of 111.7%. All of the notes issued by this securitization are performing in accordance with their terms. We currently own $108.5 million of the securities that were originally rated investment grade and $140.7 million of the non-investment grade securities issued by this securitization. We are currently receiving all distributions required by the terms of our retained interests in this securitization and are receiving all of our collateral management fees. We pledged $81.4 million of the securities we own issued by RAIT II as collateral for a senior secured notes we issued.

•	RAIT FL1— We closed RAIT FL1 in 2013. RAIT FL1 is collateralized by $79.6 million principal amount of bridge loans and participations, none of which is in default. RAIT FL1, has issued classes of investment grade senior notes with an aggregate principal balance of approximately $45.9 million to investors. All of the notes issued by this securitization are performing in accordance with their terms. We currently own the unrated classes of junior notes, including a class with an aggregate principal balance of $33.7 million, and the equity of RAIT FL1. We are currently receiving all distributions required by the terms of our retained interests in this securitization and are receiving all of our servicing fees.

•	RAIT FL2— We closed RAIT FL2 in 2014. RAIT FL2 is collateralized by $196.1 million of bridge loans and participations, none of which are in default. RAIT FL2 issued classes of investment grade senior notes with an aggregate principal balance of approximately $155.9 million to investors. All of the notes issued by this securitization are performing in accordance with their terms. We currently hold unrated classes of junior notes, including a class with an aggregate principal balance of $40.2 million, and the equity, or the retained interests, of the RAIT FL2. We are currently receiving all distributions required by the terms of our retained interests in this securitization and are receiving all of our servicing fees.

•	RAIT FL3— We closed RAIT FL3 in 2014. RAIT FL3 is collateralized by $219.4 million of bridge loans and participations, none of which are in default. RAIT FL3 issued classes of investment grade senior notes with an aggregate principal balance of approximately $181.3 million to investors. All of the notes issued by this securitization are performing in accordance with their terms. We currently hold unrated classes of junior notes, including a class with an aggregate principal balance of $38.1 million, and the equity, or the retained interests, of RAIT FL3.

For further discussion of the terms of our consolidated securitizations, see “-Non-Recourse Indebtedness” below.

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

We acquired IRT in 2011 and paid approximately $2.5 million for IRT and certain of its affiliated entities. On August 16, 2013, IRT completed an underwritten public offering of 4,000,000 shares of IRT common stock at a price of $8.50 per share and received total gross proceeds of approximately $34.0 million. The net proceeds of the offering were approximately $31.1 million after deducting underwriting discounts and commissions and offering expenses. We purchased 200,000 shares of IRT common stock in this offering. In the quarter ended September 30, 2013, IRT used a portion of net proceeds of its offering to redeem all of its and its operating partnership’s outstanding preferred securities, including $3.5 million of series B units of IRT’s operating partnership held by us. In January 2014, IRT completed an underwritten public offering of 8,050,000 shares of IRT common stock for total net proceeds of approximately $62.7 million. We purchased 1,204,819 shares of IRT common stock in this offering, at the public offering price, for which no underwriting discounts and commissions were paid to the underwriters. On July 21, 2014, IRT completed an underwritten public offering selling 8,050,000 shares of IRT common stock for $9.50 per share raising net proceeds of $72.0 million. We purchased 300,000 shares of common stock in the offering, at the public offering price, for which no underwriting discounts and commissions were paid to the underwriters. On November 25, 2014, IRT completed an underwritten public offering selling 6,000,000 shares of IRT common stock for $9.60 per share raising estimated net proceeds of $54.7 million.

The IRT common stock trades on the NYSE MKT under the symbol “IRT” with a closing price of $9.37 as of March 13, 2015. As of December 31, 2014, we held 7,269,719 shares of IRT common stock representing 22.9% of the outstanding shares of IRT. We currently hold 7,269,719 shares of IRT common stock representing 22.8% of the outstanding shares of IRT common stock as of March 13, 2015. We continue to consolidate IRT in our financial results as of December 31, 2014. For the year ended December 31, 2014, we reflected IRT’s operating results in our financial results, including $2.9 million of net income. As of December 31, 2014, IRT owned 30 multi-family properties with 8,819 units and a book value of $665.7 million were reflected on our balance sheet. For the year ended December 31, 2014, we earned $1.7 million for fees from IRT under our advisory agreement with IRT and received $5.1 million for distributions declared on our IRT common stock, both of which were eliminated in consolidation. The majority of our growth in investments in real estate and rental income in 2014 as compared to 2013 resulted from $497.1 million of multi-family acquisitions made through IRT during 2014. We characterize IRT as one of our operating segments and break out its financial performance in our financial statements. See Item 8-“Financial Statements and Supplementary Data-Note 19.”

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

Taberna Exit

We disclosed in September 2014 that we were undertaking to exit the Taberna business, which included TCM’s business serving as collateral manager of three securitizations and our holdings of securities issued by those securitizations. In December 2014, we assigned or delegated all of TCM’s remaining collateral management agreements to a third party. In January 2015, we sold substantially all of our holdings of the related securities and expect to sell the balance in 2015. The December 2014 transactions resulted in our deconsolidation of T8 and T9. We also entered into an agreement in principle discussed below to resolve a non-public investigation by SEC staff into certain transactions by TCM included in the Taberna business. Our exit of the Taberna business did not include TRFT or any of TRFT’s subsidiaries that were not involved in the Taberna business. We describe in more detail below some of the steps we have taken to exit the Taberna business.

Effective December 19, 2014, our subsidiary, TCM, completed the assignment of TCM’s rights and responsibilities as collateral manager under the collateral management agreements for T8 and T9, which we refer to as the T8 & T9 assignments, to an unaffiliated party, or the Taberna buyer. The T8 & T9 assignments were among a series of transactions, which we refer to as the Taberna exit transactions, with Taberna buyer that also included TCM’s delegation, or the T1 delegation, to Taberna buyer of TCM’s rights and responsibilities as collateral manager under the collateral management agreement for T1 and the amendment, or the T2 & T5 amendments, of delegation agreements previously entered into with Taberna buyer whereby TCM had delegated to Taberna buyer TCM’s rights and responsibilities as collateral manager under the collateral management agreements for two other securitizations, Taberna Preferred Funding II, Ltd. and Taberna Preferred Funding V, Ltd. Pursuant to the T1 delegation and the T2 & T5 amendments, TCM agreed to pay Taberna buyer amounts equal to 100% of any collateral management fees paid to TCM after December 1, 2014 or upon any early termination of the relevant collateral management agreements.

As a result of the T8 & T9 assignments, RAIT determined that T8 and T9 no longer satisfied the requirements to remain variable interest entities consolidated by us, and we deconsolidated T8 and T9. Such deconsolidation resulted in a one-time, non-cash charge to our earnings of approximately $215.8 million and a one-time reduction to our shareholders’ equity of $199.3 million. This deconsolidation did not have a material impact on our adjusted book value or our CAD. Through December 19, 2014, we continued to account for the Taberna business on a GAAP basis including the accrual of income and expenses as well as the regular normal fair value accounting for its assets, liabilities, and hedges. We have determined that the operating results of the Taberna business do not meet the criteria of discontinued operations. Our net loss for 2014 included $98.8 million of changes in the fair value of our various financial instruments which were primarily held in the Taberna business line. As it relates to the sale of the collateral management contracts, we recorded income of $4.5 million, net of severance and other costs associated with exiting the Taberna business. Lastly, in January 2015 we sold the various bonds we held related to the Taberna business for proceeds of $20.4 million. In summary, we generated $24.9 million of additional capital from exiting the Taberna business. While we still hold the preferred equity class of T8 and T9, we expect to dispose of them in 2015 and do not expect their sale to generate significant proceeds. As a result of the Taberna exit transactions, TCM does not expect to receive any collateral management fees from any securitization in the future and determined that it did not need to remain registered as an investment advisor and withdrew its registration. The effects on our financial statements of exiting the Taberna business, including our deconsolidation of T8 and T9, are reflected in the Taberna securitization segment incorporated by reference to Note 19 of Notes to Consolidated Financial Statements set forth in Part II, Item 8. Financial Statements and Supplementary Data.

On September 16, 2014, we reached an agreement in principle with SEC staff to resolve a non-public investigation initiated by the SEC staff regarding transactions by TCM included in the Taberna business.

The investigation relates to TCM’s receipt of approximately $15 million of restructuring fees from issuers of securities collateralizing securitizations for which TCM served as collateral manager in connection with certain exchange transactions involving these securities and securitizations. For a description of this investigation, see “Item 3—Legal Proceedings” below. This agreement in principle remains subject to final documentation and approval by the SEC. Under the terms of the agreement in principle, among other things, TCM will pay $21.5 million and RAIT will guarantee this payment obligation. As a result of this agreement in principle, RAIT took a charge of $21.5 million in 2014. We cannot assure you that the settlement with the SEC will be finalized and/or approved or that any final settlement will not have different or additional material terms

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, pay dividends and other general business needs. We are seeking to expand sales of our securities, our ability to finance conduit loans and bridge loans through CMBS facilities, sales of conduit loans we originate to CMBS securitizations, our ability to sponsor additional securitizations similar to our FL securitizations and our use of other sources of short term financing and secured lines of credit. We are also seeking to develop other financing resources that will permit us to originate or acquire new investments to generate attractive returns while preserving our capital, such as joint venture financing arrangements and loan participations.

We believe our available cash and restricted cash balances, other financing arrangements, and cash flows from operations will be sufficient to fund our liquidity requirements for the next 12 months.

Our primary cash requirements are as follows:

•	to make investments and fund the associated costs;

•	to repay our indebtedness, including repurchasing, redeeming or retiring our debt before it becomes due;

•	to pay our expenses, including compensation to our employees;

•	to pay U.S. federal, state, and local taxes of our TRSs; and

•	to distribute a minimum of 90% of our REIT taxable income and to make investments in a manner that enables us to maintain our qualification as a REIT.

We intend to meet these liquidity requirements primarily through the following:

•	the use of our cash and cash equivalent balances of $121.7 million as of December 31, 2014;

•	cash generated from operating activities, including net investment income from our investment portfolio, and fee income generated by our commercial real estate platform;

•	proceeds from the sales of assets;

•	proceeds from future borrowings, including our CMBS facilities and loan participations; and

•	proceeds from future offerings of our securities, including DRSPP and ATM discussed below.

During 2015, interest rate swap agreements relating to RAIT I and RAIT II with a notional amount of $184.0 million and a weighted average strike rate of 5.25% as of December 31, 2014, will terminate in accordance with their terms. We expect this will result in increased cash flow to us of $8.0 million during 2015.

Cash Flows

As of December 31, 2014 and 2013, we maintained cash and cash equivalents of $121.7 million and $88.8 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Years Ended December 31
	2014	2013	2012
Cash flows from operating activities	$49,309	$28,369	$(1,924)
Cash flows from investing activities	(635,102)	(59,246)	86,482
Cash flows from financing activities	618,672	19,683	(14,237)

Net change in cash and cash equivalents	32,879	(11,194)	70,321
Cash and cash equivalents at beginning of period	88,847	100,041	29,720

Cash and cash equivalents at end of period	$121,726	$88,847	$100,041

The cash outflow for investing activities for the year ended December 31, 2014 is substantially due to new investments in loans of $509.3 million which exceeded loan repayments of $156.3 million. We also had cash outflows of $367.3 million due to the acquisition of real estate properties and capital expenditures in our owned real estate assets. These cash outflows were partially offset by payoffs we received for our investment in securities totaling $49.0 million for the year ended December 31, 2014. The cash outflow for investing activities for the year ended December 31, 2013 is substantially due to new investments in loans of $160.7 million which exceeded loan repayments of $98.5 million. These cash outflows were partially offset by payoffs we received for our investment in securities totaling $97.9 million for the year ended December 31, 2013.

Cash flow from operating activities for the year ended December 31, 2014, as compared to the same period in 2013, has increased due to reduced interest expense and the timing of payments for various accounts payable and accrued liabilities. This was partially offset by an increase in other assets, including prepaid expenses for insurance and real estate taxes, as the size of our portfolio of real estate properties has grown.

The cash inflow from our financing activities during the year ended December 31, 2014 is primarily due to the issuance of our preferred shares and common shares, proceeds from our repurchase agreements, the issuance of senior notes related to the RAIT FL2 securitization, the issuance of senior notes related to the RAIT FL3 securitization, the issuance of our 7.625% senior secured notes, the issuance of our 7.125% senior secured notes, and the proceeds from our loans payable on consolidated real estate. These cash inflows were partially offset by the outflows from the repayments and repurchases of our CDO notes payable and the repayments of our repurchase agreements during the year ended December 31, 2014.

As a REIT, we evaluate our dividend coverage based on our cash flow from operating activities excluding the origination and sale of conduit loans and before changes in assets and liabilities. During the year ended December 31, 2014, we paid distributions to our preferred and common shareholders of $78.2 million and generated cash flows from operating activities before changes in assets and liabilities, of $97.7 million. These distributions paid to our shareholders exceeded our cash flow from operating activities of $49.3 million during the year ended December 31, 2014. The source of funds used to pay these distributions was cash flows from operations before changes in assets and liabilities, as mentioned above.

Capitalization

Debt Financing.

We maintain various forms of short-term and long-term financing arrangements. Generally, these financing agreements are collateralized by assets within securitizations.

The following table summarizes our total recourse and non-recourse indebtedness as of December 31, 2014 (dollars in thousands):

Description	Unpaid Principal Balance	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
7.0% convertible senior notes (1)	$34,066	$33,417	7.0%	Apr. 2031
4.0% convertible senior notes (2)	141,750	134,418	4.0%	Oct. 2033
7.625% senior notes	60,000	60,000	7.6%	Apr. 2024
7.125% senior notes	71,905	71,905	7.1%	Aug. 2019
Secured credit facilities	18,392	18,392	2.7%	Oct. 2016
Senior secured notes	78,000	68,314	7.0%	Apr. 2017 to Apr. 2019
Junior subordinated notes, at fair value (3)	18,671	13,102	0.5%	Mar. 2035
Junior subordinated notes, at amortized cost	25,100	25,100	2.7%	Apr. 2037
CMBS facilities	85,053	85,053	2.5%	Nov. 2015 to Jul. 2016

Total recourse indebtedness	532,937	509,701	4.0%
Non-recourse indebtedness:
CDO notes payable, at amortized cost (4)(5)	1,074,102	1,073,145	0.6%	2045 to 2046
CMBS securitizations (6)	389,994	389,415	1.9%	Jan. 2029 to Dec. 2031
Loans payable on real estate (7)	641,874	643,405	4.6%	Sep. 2015 to May 2040

Total non-recourse indebtedness	2,105,970	2,105,965	2.1%

Total indebtedness	$2,638,907	$2,615,666	2.6%

(1)	Our 7.0% convertible senior notes are redeemable at par, at the option of the holder, in April 2016, April 2021, and April 2026.
(2)	Our 4.0% convertible senior notes are redeemable at par, at the option of the holder, in October 2018, October 2023, and October 2028.
(3)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(4)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
(5)	Collateralized by $1.6 billion principal amount of commercial mortgages, mezzanine loans, other loans and preferred equity interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(6)	Excludes the RAIT FL1 junior notes, the RAIT FL2 junior notes and RAIT FL3 junior notes purchased by us which are eliminated in consolidation. Collateralized by $490.9 million principal amount of commercial mortgages loans and participation interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(7)	Includes $360.9 million of unpaid principal balance with a carrying amount of $362.4 million of third party mortgage indebtedness that encumbers properties owned by IRT. The weighted-average interest rate is 3.8% and has a range of maturity dates from April 2016 to January 2025.

The following table summarizes our total recourse and non-recourse indebtedness as of December 31, 2013 (dollars in thousands):

Description	Unpaid Principal Balance	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
7.0% convertible senior notes (1)	$34,066	$32,938	7.0%	Apr. 2031
4.0% convertible senior notes (2)	125,000	116,184	4.0%	Oct. 2033
Secured credit facilities	11,129	11,129	3.2%	Oct. 2016 to Dec. 2016
Junior subordinated notes, at fair value (3)	18,671	11,911	0.5%	Mar. 2035
Junior subordinated notes, at amortized cost	25,100	25,100	2.7%	Apr. 2037
CMBS facilities	37,749	37,749	2.7%	Nov. 2014 to Oct. 2015

Total recourse indebtedness (4)	251,715	235,011	3.8%

Non-recourse indebtedness:
CDO notes payable, at amortized cost (5)(6)	1,204,117	1,202,772	0.6%	2045 to 2046
CDO notes payable, at fair value (3)(5)(7)	865,199	377,235	0.9%	2037 to 2038
CMBS securitizations (8)	100,139	100,139	2.1%	Jan. 2029
Loans payable on real estate (9)	171,244	171,244	5.3%	Sep. 2015 to Dec. 2023

Total non-recourse indebtedness	2,340,699	1,851,390	1.1%

Total indebtedness	$2,592,414	$2,086,401	1.4%

(1)	Our 7.0% convertible senior notes are redeemable at par, at the option of the holder, in April 2016, April 2021, and April 2026.
(2)	Our 4.0% convertible senior notes are redeemable at par, at the option of the holder, in October 2018, October 2023, and October 2028.
(3)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(4)	Excludes senior secured notes issued by us with an aggregate principal amount equal to $86.0 million with a weighted average coupon of 7.0%, which are eliminated in consolidation.
(5)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
(6)	Collateralized by $1.7 billion principal amount of commercial mortgages, mezzanine loans, other loans and preferred equity interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(7)	Collateralized by $989.8 million principal amount of investments in securities and security-related receivables and loans, before fair value adjustments. The fair value of these investments as of December 31, 2013 was $746.9 million. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(8)	Excludes the RAIT FL1 junior notes purchased by us which are eliminated in consolidation. Collateralized by $131.8 million principal amount of commercial mortgages loans and participation interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(9)	Includes $62.7 million of unpaid principal balance and carrying amount of third party mortgage indebtedness that encumbers properties owned by IRT. The weighted-average interest rate is 3.8% and has a range of maturity dates from January 2019 to November 2022.

Recourse indebtedness refers to indebtedness that is recourse to our general assets, including the loans payable on real estate that are guaranteed by us. Non-recourse indebtedness consists of indebtedness of consolidated securitizations and loans payable on real estate which is recourse only to specific assets pledged as collateral to the lenders. The creditors of each consolidated securitization have no recourse to our general credit.

The current status or activity in our financing arrangements occurring as of or during the year ended December 31, 2014 is as follows:

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

The 7.0% convertible senior notes are convertible at the option of the holder at a current conversion rate of 160.8208 common shares per $1 principal amount of 7.0% convertible senior notes (equivalent to a current conversion price of $6.22 per common share). Upon conversion of 7.0% convertible senior notes by a holder, the holder will receive cash, our common shares or a combination of cash and our common shares, at our election. We include the 7.0% convertible senior notes in diluted earnings per share using the if-converted method if the conversion value in excess of the par amount is considered in the money during the respective periods.

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

7.625% senior notes. On April 14, 2014, we issued and sold in a public offering $60.0 million aggregate principal amount of our 7.625% Senior Notes due 2024, or the 7.625% senior notes. After deducting the underwriting discount and the offering costs, we received approximately $57.5 million of net proceeds. Interest on the 7.625% senior notes is paid quarterly with a maturity date of April 15, 2024. The 7.625% senior notes are subject to redemption at our option, in whole or in part, at any time on or after April 15, 2017, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date and are subject to repurchase by us at the option of the holders following a defined fundamental change, at a repurchase price equal to 101% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The senior notes are not convertible into equity securities of RAIT. They contain financial covenants that are consistent with our other debt agreements.

7.125% senior notes. In August 2014, we issued and sold in a public offering $71.9 million aggregate principal amount of our 7.125% Senior Notes due 2019, or the 7.125% senior notes. After deducting the underwriting discount and the offering costs, we received approximately $69.2 million of net proceeds. Interest on the 7.125% senior notes is paid quarterly with a maturity date of August 30, 2019. The 7.125% senior notes are subject to redemption at our option, in whole or in part, at any time on or after August 30, 2017, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date and are subject to repurchase by us at the option of the holders following a defined fundamental change, at a repurchase price equal to 101% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The senior notes are not convertible into equity securities of RAIT. They contain financial covenants that are consistent with our other debt agreements.

Secured credit facilities. On October 25, 2013, our subsidiary, Independence Realty Operating Partnership, LP, or IROP, the operating partnership of IRT, entered into a $20.0 million secured revolving credit agreement, or the IROP credit agreement, with The Huntington National Bank to be used to acquire properties, capital expenditures and for general corporate purposes. The IROP credit agreement has a 3-year term, bears interest at LIBOR plus 2.75% and contains customary financial covenants for this type of revolving credit agreement. IRT guaranteed IROP’s obligations under the IROP credit agreement. On September 9, 2014, IRT and IROP entered into an amendment to the IROP credit agreement that increased the lender’s maximum commitment under the credit agreement from $20.0 million to $30.0 million, changed the interest rate from LIBOR plus 2.75% to LIBOR plus 2.50% and amended certain financial covenants. As of December 31, 2014, there was $18.4 million outstanding under the IROP credit agreement.

During the year ended December 31, 2014, we borrowed $35.5 million and repaid $25.8 million under our secured credit facilities.

Senior secured notes. On October 5, 2011, we entered into an exchange agreement with T8 pursuant to which we issued four senior secured notes, or the senior secured notes, with an aggregate principal amount equal to $100.0 million to T8 in exchange for a portfolio of real estate related debt securities, or the exchanged securities, held by T8. The senior secured notes and the exchanged securities were determined to have approximately equivalent fair market value at the time of the exchange. Prior to December 19, 2014, T8 was a consolidated subsidiary and the senior secured notes and their related interest were eliminated in consolidation. When T8 was deconsolidated on December 19, 2014, these senior secured notes were no longer eliminated.

The senior secured notes were issued pursuant to an indenture agreement dated October 5, 2011 which contains customary events of default, including those relating to nonpayment of principal or interest when due and defaults based upon events of bankruptcy and insolvency. The senior secured notes are each $25.0 million principal amount with a weighted average interest rate of 7.0% and have maturity dates ranging from April 2017 to April 2019. Interest is at a fixed rate and accrues from October 5, 2011 and will be payable quarterly in arrears on October 30, January 30, April 30 and July 30 of each year, beginning October 30, 2011. The senior secured notes are secured and are not convertible into equity securities of RAIT.

During the year ended December 31, 2014, we prepaid $8.0 million of the senior secured notes. As of December 31, 2014 we have $78.0 million of outstanding senior secured notes.

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

During the year ended December 31, 2013, we prepaid the $19.4 million junior subordinated note. After reflecting the prepayment, only the second $18.7 million junior subordinated note remains outstanding as of December 31, 2014. The fair value, or carrying amount, of this indebtedness was $13.1 million as of December 31, 2014.

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

CMBS facilities. On October 27, 2011, we entered into a two year CMBS facility pursuant to which we may sell, and later repurchase, performing whole mortgage loans or senior interests in whole mortgage loans secured by first liens on stabilized commercial properties which meet current standards for inclusion in CMBS transactions. The purchase price paid for any asset purchased will be equal to 75% of the lesser of the market value (determined by the purchaser in its sole discretion, exercised in good faith) or par amount of such asset on the purchase date. On July 28, 2014, we entered into an amended and restated master repurchase agreement, or the Amended MRA. The Amended MRA added defined floating-rate whole loans and senior interests in whole loans as eligible purchased assets which we could sell to the investment bank and later repurchase. All eligible purchased assets must be acceptable to the investment bank in its sole discretion. The Amended MRA increased the aggregate principal amount available under the facility to $200.0 million from $100.0 million provided that the aggregate outstanding purchase price under the Amended MRA at any time for all floating rate loans cannot exceed $100.0 million. Fixed rate loans incur interest at LIBOR plus 250 basis points and floating rate loans incur interest at LIBOR plus 200 basis points. The Amended MRA contains standard margin call provisions and financial covenants. The expiration date of the Amended MRA is July 28, 2016. As of December 31, 2014, we had $43.3 million of outstanding borrowings under the Amended MRA. As of December 31, 2014, we were in compliance with all financial covenants contained in the Amended MRA.

On November 23, 2011, we entered into a one year CMBS facility, or the $150.0 million CMBS facility, pursuant to which we may sell, and later repurchase, commercial mortgage loans secured by first liens on stabilized commercial properties which meet current standards for inclusion in CMBS transactions. Effective November 19, 2014, we extended the maturity of the $150.0 million CMBS facility to the earlier of November 18, 2015 or the day on which an event of default occurs. The aggregate principal amount available under the $150.0 million CMBS facility is $150.0 million and incurs interest at LIBOR plus 250 basis points. The purchase price paid for any asset purchased is up to 75% of the lesser of the unpaid principal balance and the market value (determined by the purchaser in its sole discretion, exercised in good faith) of such purchased asset on the purchase date. The $150.0 million CMBS facility contains standard margin call provisions and financial covenants. As of December 31, 2014, we had $33.1 million of outstanding borrowings under the $150.0 million CMBS facility. As of December 31, 2014, we were in compliance with all financial covenants contained in the $150.0 million CMBS facility.

On January 27, 2014, we entered into a two year $75.0 million commercial mortgage facility, or the $75.0 million commercial mortgage facility, pursuant to which we may sell, and later repurchase, commercial mortgage loans and other assets meeting defined eligibility criteria which are approved by the purchaser in its sole discretion. The aggregate principal amount of the $75.0 million commercial mortgage facility is $75.0 million and incurs interest at LIBOR plus 200 basis points. The $75.0 million commercial mortgage facility contains standard margin call provisions and financial covenants. As of December 31, 2014, we had $8.7 million of outstanding borrowings under the $75.0 million commercial mortgage facility. As of December 31, 2014, we were in compliance with all financial covenants contained in the $75.0 million commercial mortgage facility.

On December 13, 2014, one of our commercial mortgage facilities terminated in accordance with its terms.

On December 23, 2014, we entered into a $150.0 million commercial mortgage facility, or the $150.0 million commercial mortgage facility, pursuant to which we may sell, and later repurchase, commercial mortgage loans and other assets meeting defined eligibility criteria which are approved by the purchaser in its reasonable discretion. The aggregate principal amount of the $150.0 million commercial mortgage facility is $150.0 million and incurs interest at LIBOR. The purchase price paid for any asset purchased is based on a defined percentage of the lesser of its unpaid principal balance or its defined market value. The termination date of the $150.0 million commercial mortgage facility is the earlier of December 22, 2015 or the day on which an event of default occurs. The $150.0 million commercial mortgage facility contains standard margin call provisions and financial covenants. As of December 31, 2014, we did not have any outstanding borrowings under the $150.0 million commercial mortgage facility. As of December 31, 2014, we were in compliance with all financial covenants contained in the $150.0 million commercial mortgage facility.

Non-Recourse Indebtedness

CDO notes payable, at amortized cost. CDO notes payable at amortized cost represent notes issued by consolidated CDO securitizations which are used to finance the acquisition of unsecured REIT notes, CMBS securities, commercial mortgages, mezzanine loans, and other loans in our commercial real estate portfolio. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates. Both RAIT I and RAIT II are meeting all of their overcollateralization, or OC, and interest coverage, or IC, trigger tests as of December 31, 2014 and 2013.

During the year ended December 31, 2014, we repurchased, from the market, a total of $5.8 million in aggregate principal amount of CDO notes payable issued by our RAIT I securitization. The aggregate purchase price was $3.4 million and we recorded a gain on extinguishment of debt of $2.4 million.

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

CDO notes payable, at fair value. On December 19, 2014, our subsidiary assigned or delegated its rights and responsibilities as collateral manager for the T8 and T9 securitizations. As a result of the assignment and delegation, we determined that we are no longer the primary beneficiaries of T8 and T9 and deconsolidated the two securitizations. See Item 8—“Financial Statements and Supplementary Data—Note 10” for additional disclosures pertaining to the deconsolidation.

CMBS securitizations. On July 31, 2013, or the closing date, we closed a CMBS securitization transaction structured to be collateralized by $135.0 million of floating rate commercial mortgage loans and participation interests, or the FL1 collateral, that we originated. The CMBS securitization transaction is intended to finance the

FL1 collateral on a non-recourse basis. In connection with the CMBS securitization transaction, our subsidiaries made certain customary representations, warranties and covenants.

On the closing date, our subsidiary, RAIT 2013-FL1 Trust, or the FL1 issuer, issued classes of investment grade senior notes, or the FL1 senior notes, with an aggregate principal balance of approximately $101.3 million to investors, representing an advance rate of approximately 75%. Our subsidiary received the unrated classes of junior notes, or the FL1 junior notes, including a class with an aggregate principal balance of $33.8 million, and the equity, or the retained interests, of the FL1 issuer. The FL1 senior notes bear interest at a weighted average rate equal to LIBOR plus 1.85%. The stated maturity of the FL1 notes is January 2029, unless redeemed or repaid prior thereto. Subject to certain conditions, beginning in August 2015 or upon defined tax events, the FL1 issuer may redeem the FL1 senior notes, in whole but not in part, at the direction of defined holders of FL1 junior notes that we hold.

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

Loans payable on real estate. As of December 31, 2014 and 2013, we had $641.9 million and $171.2 million, respectively, of other indebtedness outstanding relating to loans payable on consolidated real estate. These loans are secured by specific consolidated real estate and commercial loans included in our consolidated balance sheets.

During the year ended December 31, 2014, we obtained or assumed 16 first mortgages on our investments in real estate from third party lenders that have a total aggregate principal balance of $409.8 million, maturity dates ranging from April 2016 to May 2040, and interest rates ranging from 3.4% and 5.6%, respectively. As a result of the T8 and T9 securitizations deconsolidation on December 19, 2014, our loans payable on real estate increased $64.3 million in total aggregate principal balance as these mortgages were previously eliminated in consolidation. These loans payable on real estate have maturity dates ranging from September 2015 to April 2026 and have interest rates ranging from 5.0% to 10.0%.

During the year ended December 31, 2013, we obtained two first mortgages on our investments in real estate from third party lenders that have aggregate principal balances of $19.5 million and $8.6 million, maturity dates of December 2023 and January 2021, and interest rates of 4.6% and 4.4%, respectively.

Series D Preferred Shares

On October 1, 2012, we entered into a Securities Purchase Agreement, or the purchase agreement, with ARS VI Investor I, LLC, or the investor, an affiliate of Almanac Realty Investors, LLC, or Almanac. Under the purchase agreement, we were required to issue and sell to the investor on a private placement basis from time to time in a period up to two years, and the investor was obligated to purchase from us, for an aggregate purchase price of $100.0 million, or the total commitment, the following securities, in the aggregate: (i) 4,000,000 Series D Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share, of RAIT, or the Series D preferred shares, (ii) common share purchase warrants, or the warrants, initially exercisable for 9,931,000 of our common shares, or the common shares, and (iii) common share appreciation rights, or the investor SARs initially with respect to up to 6,735,667 common shares. We are not obligated to issue any common shares upon exercise of the warrants if the issuance of such common shares would exceed that number of common shares which we may issue upon exercise of the warrants without requiring shareholder approval under the NYSE listing requirements. We will pay cash or issue a 180 day unsecured promissory note, or a combination of the foregoing, equal to the market value of any common shares it cannot issue as a result of this prohibition. The investor SARs are settled only in cash and not in common shares. These securities are issuable on a pro rata basis based on the percentage of the total commitment drawn down at the relevant closing under the purchase agreement. We used the proceeds received under the purchase agreement to fund our loan origination and investment activities, including CMBS and bridge lending.

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

As of December 31, 2014, the following RAIT securities have been issued pursuant to the purchase agreement, in the aggregate: (i) 4,000,000 Series D Preferred Shares; (ii) warrants exercisable for 9,931,000 common shares (which have subsequently adjusted to 10,479,889 shares as of the date of the filing of this report); and (iii) investor SARs exercisable with respect to 6,735,667 common shares (which have subsequently adjusted to 7,107,948.84 shares as of the date of the filing of this report). The number of common shares underlying the warrants and investor SARs and relevant exercise price are subject to further adjustment in defined circumstances. At December 31, 2014, the aggregate purchase price paid for the securities issued is $100.0 million.

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

We have the right in limited circumstances to redeem the Series D preferred shares prior to October 1, 2017 at a redemption price of $26.25 per share. After October 1, 2017, we may redeem all or a portion of the Series D preferred shares at any time at a redemption price of $25.00 per share. We may satisfy all or a portion of the redemption price for an optional redemption with an unsecured promissory note, or a preferred note, with a maturity date of 180 days from the applicable redemption date. From and after the occurrence of a defined mandatory redemption triggering event, each holder of Series D preferred shares may elect to have all or a portion of such holder’s Series D preferred shares redeemed by us at a redemption price of $26.25 per share prior to October 1, 2017 and $25.00 per share on or after October 1, 2017. We may satisfy all or a portion of the redemption price for certain of the mandatory redemption triggering events with a preferred note. We must redeem the Series D preferred shares with up to $50.0 million of net proceeds received from the loans and other investments made with proceeds of the sales under the investor purchase agreement from and after October 1, 2017 in the case of net proceeds from loans and investments other than CMBS loans and from and after October 1, 2019 in the case of net proceeds from CMBS loans, in each case, at a redemption price of $25.00 per share. All amounts paid in connection with liquidation or for all redemptions of the Series D preferred shares must also include all accumulated and unpaid dividends to, but excluding, the redemption date.

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

The investor SARs had a strike price of $6.00, subject to adjustment. As of the filing of this report, the strike price has adjusted to $5.69. The investor SARs will be exercisable from October 1, 2014 until October 1, 2027 or in defined circumstances. From and after the earlier of October 1, 2017 or defined circumstances, the investor SARs may be put to us for $1.23 per investor SAR prior to October 1, 2018, increasing to $1.60 on October 1, 2018 and further increasing to $1.99 on October 1, 2019 and thereafter. The investor SARs are callable at our option beginning on October 1, 2014 at a price of $5.00 per investor SAR, increasing to set amounts at set intervals thereafter. We may settle the call in cash or by way of a one year unsecured promissory note, or with a combination of the foregoing. From and after the earlier of (i) the October 1, 2017 or (ii) the occurrence of a defined mandatory redemption triggering event on the Series D preferred shares, the holders of investor SARs may put their investor SARs to us for a put redemption price equal to $1.23 per common share prior to October 1, 2018 and increasing to set amounts at set intervals thereafter. We may settle the exercise of the put in cash or, in the event of certain defined mandatory redemption triggering events, by way of a three year unsecured promissory note, or a combination of the foregoing.

For a discussion of the accounting treatment of the Series D preferred shares, warrants and investor SARs, see Item 8—“Financial Statements and Supplementary Data—Note 11.”

Equity Financing.

Preferred Shares

In 2004, we issued 2,760,000 shares of our 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, or Series A Preferred Shares. The Series A Preferred Shares accrue cumulative cash dividends at a rate of 7.75% per year of the $25.00 liquidation preference, equivalent to $1.9375 per year per share. Dividends are payable quarterly in arrears at the end of each March, June, September and December. The Series A Preferred Shares have no maturity date and we are not required to redeem the Series A Preferred Shares at any time. On or after March 19, 2009, we may, at our option, redeem the Series A Preferred Shares, in whole or part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.

In 2004, we issued 2,258,300 shares of our 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest, or Series B Preferred Shares. The Series B Preferred Shares accrue cumulative cash dividends at a rate of 8.375% per year of the $25.00 liquidation preference, equivalent to $2.09375 per year per share. Dividends are payable quarterly in arrears at the end of each March, June, September and December. The Series B Preferred Shares have no maturity date and we are not required to redeem the Series B Preferred Shares at any time. On or after October 5, 2009, we may, at our option, redeem the Series B Preferred Shares, in whole or part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.

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

-Dividends

On February 10, 2015, our board of trustees declared a first quarter 2015 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares and $0.5546875 per share on our 8.875% Series C Preferred Shares, and $0.4687500 per share on our Series D Preferred Shares. The dividends will be paid on March 31, 2015 to holders of record on March 2, 2015.

On October 28, 2014, our board of trustees declared a fourth quarter 2014 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares, $0.5546875 per share on our 8.875% Series C Preferred Shares and $0.4687500 per share on our Series D Preferred Shares. The dividends were paid on December 31, 2014 to holders of record on December 1, 2014 and totaled $6.3 million.

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

-At Market Issuance Sales Agreement (ATM)

On June 13, 2014, we entered into an At Market Issuance Sales Agreement, or the 2014 Preferred ATM agreement, with MLV & Co. LLC, or MLV, providing that, from time to time during the term of the 2014 Preferred ATM agreement, on the terms and subject to the conditions set forth therein, we may issue and sell through MLV, up to $150.0 million aggregate amount of preferred shares. With respect to each series of preferred shares, the maximum amount issuable is as follows: 4,000,000 Series A Preferred Shares, 1,000,000 Series B Preferred Shares, and 1,000,000 Series C Preferred Shares. Unless the 2014 Preferred ATM agreement is earlier terminated by MLV or us, the 2014 Preferred ATM agreement automatically terminates upon the issuance and sale of all of the Series A Preferred Shares, Series B Preferred Shares, and Series C Preferred Shares subject to the 2014 Preferred ATM agreement. From the effective date of the 2014 Preferred ATM Agreement through December 31, 2014, we issued a total of 706,281 Series A Preferred Shares pursuant to this agreement at a weighted-average price of $23.91 and we received $16.4 million of proceeds. From the effective date of the 2014 Preferred ATM Agreement through December 31, 2014, we did not issue any Series B Preferred Shares or Series C Preferred Shares. As of December 31, 2014, 3,293,719, 1,000,000, and 1,000,000 Series A Preferred Shares, Series B Preferred Shares, and Series C Preferred Shares, respectively, remain available for issuance under the 2014 Preferred ATM agreement.

On June 13, 2014, we amended our declaration of trust to reclassify and designate an additional 3,309,288 of our unclassified preferred shares of beneficial interest, par value $0.01 per share, as 3,309,288 Series A Preferred Shares. This reclassification increased the number of shares classified as Series A Preferred Shares from 4,760,000 shares to 8,069,288 shares. This reclassification decreased the number of unclassified preferred shares from 4,340,000 shares to 1,030,712 shares. We engaged in this reclassification in order to authorize additional Series A Preferred Shares issuable under the 2014 Preferred ATM Agreement.

On May 21, 2012, we entered into an At Market Issuance Sales Agreement, or the 2012 Preferred ATM agreement, with MLV & Co. LLC, or MLV, providing that, from time to time during the term of the 2012 Preferred ATM agreement, on the terms and subject to the conditions set forth therein, we may issue and sell through MLV, up to 2,000,000 Series A Preferred Shares, up to 2,000,000 Series B Preferred Shares, and up to 2,000,000 Series C Preferred Shares. Unless the 2012 Preferred ATM agreement is earlier terminated by MLV or us, the 2012 Preferred ATM agreement automatically terminates upon the issuance and sale of all of the Series A Preferred Shares, Series B Preferred Shares, and Series C Preferred Shares subject to the 2012 Preferred ATM agreement. During the year ended December 31, 2013, pursuant to the 2012 Preferred ATM agreement we issued a total of 945,000 Series A Preferred Shares at a weighted-average price of $23.92 per share and we received

$21.8 million of net proceeds. We did not issue any Series B Preferred Shares or Series C Preferred Shares during the year ended December 31, 2013. On January 10, 2014, we agreed with MLV to terminate the 2012 Preferred ATM agreement. We did not incur any termination penalties as a result of the termination of the 2012 Preferred ATM agreement. As of the termination date, pursuant to the 2012 Preferred ATM agreement, we had sold 1,309,288 Series A Preferred Shares and 690,712 Series A Preferred Shares remained unsold, we had sold 30,165 Series B Preferred Shares and 1,969,835 Series B Preferred Shares remained unsold and we had sold 40,100 Series C Preferred Shares and 1,959,900 Series C Preferred Shares remained unsold.

Common Shares

-Dividends

On December 18, 2014, the board of trustees declared a $0.18 dividend on our common shares to holders of record as of January 9, 2015. The dividend was paid on January 30, 2015 and totaled $14.7 million.

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

-Equity Compensation

On February 10, 2015, the compensation committee awarded 48,405 common share awards, valued at $0.4 million using our closing stock price of $7.23, to the board’s non-management trustees. These awards vested immediately. On February 10, 2015, the compensation committee awarded 338,500 restricted common share awards, valued at $2.4 million using our closing stock price of $7.23, to our executive officers and non-executive officer employees. These awards generally vest over three-year periods.

On January 29, 2014, the compensation committee awarded 42,217 common shares, valued at $0.4 million using our closing stock price of $8.29, to the board’s non-management trustees. These awards vested immediately. On January 29, 2014, the compensation committee awarded 293,700 restricted common share awards, valued at $2.4 million using our closing stock price of $8.29, to our executive officers and non-executive officer employees. These awards generally vest over three-year periods.

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

On February 10, 2015, the compensation committee awarded 1,177,500 stock appreciation rights, or SARs, valued at $1.1 million based on a Black-Scholes option pricing model at the date of grant, to our executive officers and non-executive officer employees. The SARs vest over a three-year period and may be exercised between the date of vesting and February 10, 2020, the expiration date of the SARs.

On January 29, 2014, the compensation committee awarded 895,100 stock appreciation rights, or SARs, valued at $1.2 million based on a Black-Scholes option pricing model at the date of grant, to our executive officers and non-executive officer employees. The SARs vest over a three-year period and may be exercised between the date of vesting and January 29, 2019, the expiration date of the SARs.

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

-Dividend Reinvestment and Share Purchase Plan (DRSPP)

We have a dividend reinvestment and share purchase plan, or DRSPP, under which we registered and reserved for issuance, in the aggregate, 10,500,000 common shares. During the year ended December 31, 2014, we issued a total of 7,281 common shares pursuant to the DRSPP at a weighted-average price of $7.94 per share and we received $0.1 million of net proceeds. As of December 31, 2014, 7,770,539 common shares, in the aggregate, remain available for issuance under the DRSPP.

-COD

On November 21, 2012, we entered into a Capital on Demand™ Sales Agreement, or the COD sales agreement, with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we may issue and sell up to 10,000,000 of our common shares from time to time through JonesTrading acting as agent and/or principal, subject to the terms and conditions of the COD sales agreement. Unless the COD sales agreement is earlier terminated by JonesTrading or us, the COD sales agreement automatically terminates upon the issuance and sale of all of the common shares subject to the COD sales agreement. During the period from the effective date of the COD sales agreement through December 31, 2014, we issued a total of 2,081,081 common shares pursuant to this agreement at a weighted-average price of $7.96 per share and we received $16.1 million of net proceeds. As of December 31, 2014, 7,918,919 common shares, in the aggregate, remain available for issuance under the COD sales agreement.

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

Off-Balance Sheet Arrangements and Commitments

As of December 31, 2014 we did not have any off-balance sheet arrangements or commitments.

Contractual Commitments

The table below summarizes our contractual obligations as of December 31, 2014 (dollars in thousands):

	Payment due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Recourse indebtedness:
Convertible senior notes (1)	$175,816	$—	$—	$—	$175,816
Senior notes	131,905	—	—	71,905	60,000
Secured credit facilities	18,392	—	18,392	—	—
Senior secured notes	78,000	—	39,000	39,000	—
Junior subordinated notes	43,771	—	—	—	43,771
CMBS facilities	85,053	33,120	51,933	—	—

Total recourse indebtedness	532,937	33,120	109,325	110,905	279,587
Non-recourse indebtedness
CDO notes payable	1,074,102	—	—	—	1,074,102
CMBS securitization	389,994	—	—	—	389,994
Loans payable on real estate	641,874	37,546	84,709	83,612	436,007

Total non-resourse indebtedness	2,105,970	37,013	83,550	82,317	1,903,090

Total indebtedness	2,638,907	70,133	192,875	193,222	2,182,677
Interest payable (2)(3)	755,179	52,792	118,756	107,575	476,056
Operating lease obligations	23,821	1,517	1,558	1,768	18,978
Funding commitments to borrowers (4)	14,613	5,000	9,613	—	—

Total	$3,432,520	$129,442	$322,802	$302,565	$2,677,711

(1)	Our 7.0% convertible senior notes are redeemable, at par at the option of the holder, in April 2016, April 2021, and April 2026. Our 4.0% convertible senior notes are redeemable, at par at the option of the holder, in October 2018, October 2023, and October 2028.
(2)	All variable-rate indebtedness assumes a 30-day LIBOR rate of 0.16% (the 30-day LIBOR rate at December 31, 2014).
(3)	Interest payable is comprised of interest expense related to our indebtedness and the interest cost of the hedges associated with indebtedness. Interest payments related to recourse indebtedness are due by period as follows: $26.5 million less than one year, $47.9 million one to three years, $38.4 million three to five years and $137.9 million more than five years. Interest payments related to non-recourse indebtedness are due by period as follows: $26.3 million less than one year, $70.9 million one to three years, $69.2 million three to five years and $338.1 million more than five years. Interest payable on non-recourse, securitization related notes, assumes no collateral repayments and that interest is paid on the amount outstanding as of December 31, 2014 through the respective maturity dates through 2046.
(4)	Amounts represent the commitments we have made to fund borrowers in our existing lending arrangements as of December 31, 2014.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk results primarily from changes in the credit risks of our portfolio and changes in interest rates. We are exposed to credit risk and interest rate risk related to our investments in commercial and mezzanine loans and debt instruments.

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

Credit Summary and Concentrations of Credit Risk

Our investment portfolio had the following key credit statistics as of December 31, 2014:

•	Commercial real estate loans—We had nine loans on non-accrual, with a carrying value of $25.3 million, or 1.8% of our commercial real estate loan portfolio. Our allowance for losses for our commercial loan portfolio was $9.2 million, or 36.5% of our non-accrual loans and pertained to seven loans with an unpaid principal balance of $13.3 million.

In our normal course of business, we engage in lending activities with borrowers primarily throughout the United States. As of December 31, 2014, no single borrower or collateral issuer represented greater than 10% of our entire portfolio. The largest concentration by property type in our commercial and mezzanine portfolio was office property, which made up approximately 37.3% of our commercial and mezzanine loan portfolio. For further information on each of our portfolios, please refer to the portfolio summaries in Item 1—“Business”. We also seek to mitigate the risk of default by borrowers on our floating rate loans in the event of significant increases in the applicable interest rates by seeking to have these borrowers enter into interest rate swap agreements capping their exposure to such increases.

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

As of December 31, 2014, we use various interest rate swap agreements to hedge variable cash flows associated with CDO notes payable. These cash flow hedges have an aggregate notional value of $496.0 million and are used to swap the variable cash flows associated with variable rate CDO notes payable into fixed-rate payments for five- and ten-year periods. As of December 31, 2014, the interest rate swaps had an aggregate liability fair value of $20.7 million. Changes in the fair value of the ineffective portions of interest rate swaps and interest rate swaps that were not designated as hedges under FASB ASC Topic 815, “Derivatives and Hedging” are recorded in earnings.

The following table summarizes the interest income and interest expense for a 12-month period, and the change in the net fair value of our investments and indebtedness assuming an instantaneous increase or decrease of 100 basis points in the LIBOR interest rate curve, both adjusted for the effects of our interest rate hedging activities (dollars in thousands):

	Assets (Liabilities) Subject to Interest Rate Sensitivity (Par Amount)	100 Basis Point Increase	100 Basis Point Decrease (a)	200 Basis Point Increase	200 Basis Point Decrease (a)
Interest income from variable-rate investments	$1,198,028	$11,980	$(2,052)	$23,961	$(2,052)
Interest expense from variable-rate indebtedness	(1,115,287)	(11,153)	1,910	(22,306)	1,910

Total interest income (expense) from variable-rate instruments	$82,741	$827	$(142)	$1,655	$(142)

Fair value of fixed-rate instruments	$451,226	$(13,376)	$14,329	$(26,081)	$29,282
Fair value of fixed-rate indebtedness	(1,523,620)	50,950	(52,637)	98,239	(107,508)

Net fair value of fixed-rate instruments	$(1,072,394)	$37,574	$(38,308)	$72,158	$(78,226)

(a)	Assumes the LIBOR interest rate will not decrease below zero. The quoted 30-day LIBOR rate was 0.16% at December 31, 2014.

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

RAIT FINANCIAL TRUST

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders

RAIT Financial Trust:

We have audited the accompanying consolidated balance sheets of RAIT Financial Trust and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules II to IV. These consolidated financial statements and financial statement schedules are the responsibility of RAIT Financial Trust’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RAIT Financial Trust and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), RAIT Financial Trust’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2015, expressed an adverse opinion on the effectiveness of RAIT Financial Trust’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 16, 2015

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders

RAIT Financial Trust:

We have audited RAIT Financial Trust’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). RAIT Financial Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A(b). Our responsibility is to express an opinion on RAIT Financial Trust’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to a lack of sufficient qualified resources to ensure the appropriate design and operating effectiveness of the Company’s reconciliation controls, management review controls, and controls over complex transactions and accounting estimates has been identified and included in management’s assessment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RAIT Financial Trust as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the years in the three-year period ended December 31, 2014. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements, and this report does not affect our report dated March 16, 2015, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, RAIT Financial Trust has not maintained effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 16, 2015

RAIT Financial Trust

Consolidated Balance Sheets

(Dollars in thousands, except share and per share information)

	As of December 31
	2014	2013
Assets
Investment in mortgages, loans and preferred equity interests, at amortized cost:
Commercial mortgages, mezzanine loans, other loans and preferred equity interests	$1,392,436	$1,122,377
Allowance for losses	(9,218)	(22,955)

Total investment in mortgages, loans and preferred equity interests	1,383,218	1,099,422
Investments in real estate, net of accumulated depreciation of $168,480 and $127,745, respectively	1,671,971	1,004,186
Investments in securities and security-related receivables, at fair value	31,412	567,302
Cash and cash equivalents	121,726	88,847
Restricted cash	124,220	121,589
Accrued interest receivable	51,640	48,324
Other assets	72,023	57,081
Deferred financing costs, net of accumulated amortization of $26,056 and $17,768, respectively	27,802	18,932
Intangible assets, net of accumulated amortization of $13,911 and $4,564, respectively	29,463	21,554

Total assets	$3,513,475	$3,027,237

Liabilities and Equity
Indebtedness ($13,102 and $389,146 at fair value, respectively)	$2,615,666	$2,086,401
Accrued interest payable	10,269	26,936
Accounts payable and accrued expenses	54,962	32,447
Derivative liabilities	20,695	113,331
Deferred taxes, borrowers’ escrows and other liabilities	144,733	79,462

Total liabilities	2,846,325	2,338,577
Series D cumulative redeemable preferred shares, $0.01 par value per share, 4,000,000 shares authorized, 4,000,000 and 2,600,000 shares issued and outstanding, respectively	79,308	52,970
Equity:
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 25,000,000 shares authorized;
7.75% Series A cumulative redeemable preferred shares, liquidation preference $25.00 per share, 8,069,288 and 4,760,000 shares authorized, respectively, 4,775,569 and 4,069,288 shares issued and outstanding	48	41
8.375% Series B cumulative redeemable preferred shares, liquidation preference $25.00 per share, 4,300,000 shares authorized, 2,288,465 shares issued and outstanding	23	23
8.875% Series C cumulative redeemable preferred shares, liquidation preference $25.00 per share, 3,600,000 shares authorized, 1,640,100 shares issued and outstanding	17	17
Series E cumulative redeemable preferred shares, $0.01 par value per share, 4,000,000 shares authorized	—	—
Common shares, $0.03 par value per share, 200,000,000 shares authorized, 82,506,606 and 71,447,437 issued and outstanding, respectively, including 541,575 and 369,500 unvested restricted common share awards, respectively	2,473	2,143
Additional paid in capital	2,025,683	1,920,455
Accumulated other comprehensive income (loss)	(20,788)	(63,810)
Retained earnings (deficit)	(1,633,911)	(1,257,306)

Total shareholders’ equity	373,545	601,563
Noncontrolling interests	214,297	34,127

Total equity	587,842	635,690

Total liabilities and equity	$3,513,475	$3,027,237

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Operations

(Dollars in thousands, except share and per share information)

	For the Years Ended December 31
	2014	2013	2012
Revenue:
Investment interest income	$133,419	$134,447	$117,054
Investment interest expense	(30,310)	(30,595)	(32,909)

Net interest margin	103,109	103,852	84,145
Rental income	162,325	114,224	103,872
Fee and other income	24,280	28,799	12,767

Total revenue	289,714	246,875	200,784
Expenses:
Interest expense	55,391	40,297	42,408
Real estate operating expense	81,628	60,887	56,443
Compensation expense	28,168	26,802	23,182
General and administrative expense	17,653	14,496	14,709
Acquisition expense	2,358	397	157
Provision for losses	5,500	3,000	2,000
Depreciation and amortization expense	56,784	36,093	31,337

Total expenses	247,482	181,972	170,236

Operating Income	42,232	64,903	30,548
Other income (expense)	(21,398)	(5,233)	(1,789)
Gain (losses) on assets	(5,370)	(2,266)	2,529
Gain (losses) on extinguishment of debt	2,421	(1,275)	1,574
Gain (losses) on deconsolidation of VIEs	(215,804)	—	—
Net gain on sale of Collateral Management contracts	4,549	—	—
Change in fair value of financial instruments	(98,752)	(344,426)	(201,787)

Income (loss) before taxes	(292,122)	(288,297)	(168,925)
Income tax benefit (provision)	2,147	2,933	584

Net income (loss)	(289,975)	(285,364)	(168,341)
(Income) loss allocated to preferred shares	(28,993)	(22,616)	(14,660)
(Income) loss allocated to noncontrolling interests	464	(28)	196

Net income (loss) allocable to common shares	$(318,504)	$(308,008)	$(182,805)

Earnings (loss) per share-Basic:
Earnings (loss) per share-Basic	$(3.92)	$(4.54)	$(3.75)

Weighted-average shares outstanding-Basic	81,328,129	67,814,316	48,746,761

Earnings (loss) per share-Diluted:
Earnings (loss) per share-Diluted	$(3.92)	$(4.54)	$(3.75)

Weighted average shares outstanding-Diluted	81,328,129	67,814,316	48,746,761

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Comprehensive Income (Loss)

(Dollars in thousands)

	For the Years Ended December 31
	2014	2013	2012
Net income (loss)	$(289,975)	$(285,364)	$(168,341)
Other comprehensive income (loss):
Change in fair value of interest rate hedges	(835)	(754)	(11,835)
Realized (gains) losses on interest rate hedges reclassified to earnings	40,274	32,117	34,956
Change in fair value of available-for-sale securities	3,583	—	—

Total other comprehensive income (loss)	43,022	31,363	23,121

Comprehensive income (loss) before allocation to noncontrolling interests	(246,953)	(254,001)	(145,220)
Allocation to noncontrolling interests	464	(28)	196

Comprehensive income (loss)	$(246,489)	$(254,029)	$(145,024)

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Changes in Equity

(Dollars in thousands, except share information)

	Preferred Shares— Series A	Par Value Preferred Shares— Series A	Preferred Shares— Series B	Par Value Preferred Shares— Series B	Preferred Shares— Series C	Par Value Preferred Shares— Series C	Common Shares	Par Value Common Shares	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2011	2,760,000	$28	2,258,300	$23	1,600,000	$16	41,289,566	$1,236	$1,735,969	$(118,294)	$(708,671)	$910,307	$3,787	$914,094

Net income (loss)	—	—	—	—	—	—	—	—	—	—	(168,145)	(168,145)	(196)	(168,341)
Preferred dividends	—	—	—	—	—	—	—	—	—	—	(14,660)	(14,660)	—	(14,660)
Common dividends declared	—	—	—	—	—	—	—	—	—	—	(18,610)	(18,610)	—	(18,610)
Other comprehensive income (loss) net	—	—	—	—	—	—	—	—	—	23,121	—	23,121	—	23,121
Share-based compensation	—	—	—	—	—	—	169,474	—	(4,653)	—	—	(4,653)	—	(4,653)
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	294	294
Stock appreciation rights awarded	—	—	—	—	—	—	—	—	6,091	—	—	6,091	—	6,091
Preferred shares issued, net	364,288	3	30,165	—	40,100	1	—	—	9,127	—	—	9,131	—	9,131
Common shares issued, net	—	—	—	—	—	—	17,454,102	524	90,855	—	—	91,379	—	91,379

Balance, December 31, 2012	3,124,288	$31	2,288,465	$23	1,640,100	$17	58,913,142	$1,760	$1,837,389	$(95,173)	$(910,086)	$833,961	$3,885	$837,846

Net income (loss)	—	—	—	—	—	—	—	—	—	—	(285,392)	(285,392)	28	(285,364)
Preferred dividends	—	—	—	—	—	—	—	—	—	—	(22,616)	(22,616)	—	(22,616)
Common dividends declared	—	—	—	—	—	—	—	—	—	—	(39,212)	(39,212)	—	(39,212)
Other comprehensive income (loss) net	—	—	—	—	—	—	—	—	—	31,363	—	31,363	—	31,363
Share-based compensation	—	—	—	—	—	—	—	—	(351)	—	—	(351)	—	(351)
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	31,303	31,303
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	(1,089)	(1,089)
Stock appreciation rights awarded	—	—	—	—	—	—	—	—	1,332	—	—	1,332	—	1,332
Preferred shares issued, net	945,000	10	—	—	—	—	—	—	21,819	—	—	21,829	—	21,829
Common shares issued, net	—	—	—	—	—	—	12,534,295	383	89,646	—	—	90,029	—	90,029
4.0% convertible senior notes embedded conversion option	—	—	—	—	—	—	—	—	8,817	—	—	8,817	—	8,817
4.0% convertible senior notes hedge	—	—	—	—	—	—	—	—	(8,838)	—	—	(8,838)	—	(8,838)
Repurchase of equity conversion right of 7.0% convertible senior notes	—	—	—	—	—	—	—	—	(29,359)	—	—	(29,359)	—	(29,359)

Balance, December 31, 2013	4,069,288	$41	2,288,465	$23	1,640,100	$17	71,447,437	$2,143	$1,920,455	$(63,810)	$(1,257,306)	$601,563	$34,127	$635,690

Net income (loss)	—	—	—	—	—	—	—	—	—	—	(289,511)	(289,511)	(464)	(289,975)
Preferred dividends	—	—	—	—	—	—	—	—	—	—	(28,993)	(28,993)	—	(28,993)
Common dividends declared	—	—	—	—	—	—	—	—	—	—	(58,101)	(58,101)	—	(58,101)
Other comprehensive income (loss), net	—	—	—	—	—	—	—	—	—	43,022	—	43,022	—	43,022
Share-based compensation	—	—	—	—	—	—	—	—	940	—	—	940	—	940
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	192,153	192,153
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	(11,519)	(11,519)
Preferred shares issued, net	706,281	7	—	—	—	—	—	—	16,354	—	—	16,361	—	16,361
Common shares issued for equity compensation	—	—	—	—	—	—	410,749	11	53	—	—	64	—	64
Common shares issued, net	—	—	—	—	—	—	10,648,420	319	88,180	—	—	88,499	—	88,499
4.0% convertible senior notes embedded conversion option	—	—	—	—	—	—	—	—	1,182	—	—	1,182	—	1,182
4.0% convertible senior notes capped call	—	—	—	—	—	—	—	—	(1,481)	—	—	(1,481)	—	(1,481)

Balance, December 31, 2014	4,775,569	$48	2,288,465	$23	1,640,100	$17	82,506,606	$2,473	$2,025,683	$(20,788)	$(1,633,911)	$373,545	$214,297	$587,842

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Years Ended December 31
	2014	2013	2012
Operating activities:
Net income (loss)	$(289,975)	$(285,364)	$(168,341)
Adjustments to reconcile net income (loss) to cash flow from operating activities:
Provision for losses	5,500	3,000	2,000
Share-based compensation expense	4,407	3,441	2,208
Depreciation and amortization	56,784	36,093	31,337
Amortization of deferred financing costs and debt discounts	10,786	8,312	7,103
Accretion of discounts on investments	(6,449)	(8,374)	(3,035)
Amortization of above/below market leases	1,438	—	—
(Gains) losses on assets	5,370	2,266	(2,529)
(Gains) losses on extinguishment of debt	(2,421)	1,275	(1,574)
(Gains) losses on deconsolidation of VIEs	215,804	—	—
Change in fair value of financial instruments	98,752	344,426	201,787
Provision (benefit) for deferred taxes	(2,326)	(3,335)	(625)
Changes in assets and liabilities:
Accrued interest receivable	(10,242)	(9,889)	(8,281)
Other assets	(13,722)	(2,445)	(7,192)
Accrued interest payable	(22,474)	(25,946)	(35,674)
Accounts payable and accrued expenses	16,307	4,060	1,941
Borrowers’ escrows and other liabilities	13,848	2,125	345
Conduit lending activities (held for sale):
Origination of conduit loans	(441,745)	(429,140)	(119,267)
Sales of conduit loans	409,667	387,864	97,873

Net conduit lending activities	(32,078)	(41,276)	(21,394)

Cash flow from operating activities	49,309	28,369	(1,924)
Investing activities:
Proceeds from sales or repayments of other securities	48,977	97,895	15,331
Purchase and origination of loans for investment	(509,340)	(160,700)	(236,921)
Principal repayments on loans	156,329	98,504	140,155
Investments in real estate	(367,269)	(74,920)	(29,939)
Proceeds from the disposition of real estate	3,821	3,139	—
(Increase) Decrease in restricted cash	32,380	(23,164)	197,856

Cash flow from investing activities	(635,102)	(59,246)	86,482
Financing activities:
Repayments on secured credit facilities and loans payable on real estate	(36,622)	(30,834)	(3,187)
Proceeds from secured credit facilities and loans payable on real estate	161,080	38,562	10,237
Repayments and repurchase of CDO notes payable	(244,815)	(206,112)	(143,909)
Proceeds from issuance of senior notes from floating rate CMBS transactions	336,262	101,250	—
Proceeds from issuance of 4.0% convertible senior notes	16,750	125,000	—
Repayments and repurchase of 7.0% convertible senior notes	—	(112,559)	—
Repayments and repurchase of 6.875% convertible senior notes	—	—	(3,582)
Proceeds from issuance of senior notes	131,905	—	—
Net proceeds (repayments) related to conduit loan repurchase agreements	28,307	30,618	—
Net proceeds (repayments) related to floating rate loan repurchase agreements	18,996	7,131	—
Issuance (acquisition) of noncontrolling interests	166,665	28,611	294
Payments for deferred costs and convertible senior note hedges	(16,536)	(16,896)	(1,044)
Preferred share issuance, net of costs incurred	49,917	21,829	69,246
Common share issuance, net of costs incurred	85,004	87,513	90,566
Distributions paid to preferred shareholders	(23,522)	(20,579)	(17,875)
Distributions paid to common shareholders	(54,719)	(33,851)	(14,983)

Cash flow from financing activities	618,672	19,683	(14,237)

Net change in cash and cash equivalents	32,879	(11,194)	70,321
Cash and cash equivalents at the beginning of the period	88,847	100,041	29,720

Cash and cash equivalents at the end of the period	$121,726	$88,847	$100,041

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2014

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

For the year ended December 31, 2014, we recorded the following adjustments in the accompanying consolidated statement of operations that related to transactions completed in a prior period: (a) gains (losses) on assets includes the write-off of assets totaling $3,001 that were associated with property transactions, (b) investment interest income includes the write-off of accrued interest receivable of $514 that was associated with investments in loans, (c) general and administrative expenses includes $132 of accrued expenses that were written-off, and (d) rental income was reduced by $1,035 for the amortization of above market or below market leases and (e) depreciation and amortization expense includes $1,724 associated with property acquisitions for in-place lease intangibles.

During the year ended December 31, 2014, we revised the Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012. The revision consisted of classifying the origination of conduit loans and the sale of conduit loans from cash flows from investing activities to cash flows from operating activities. The impact of this revision was a decrease to cash flows from operating activities and an increase to cash flows from investing activities of $41,276 and $21,394 for the years ended December 31, 2013 and 2012, respectively. The revision had no impact to cash and cash equivalents as of December 31, 2013 and 2012. In addition, the revision did not impact any other consolidated financial statement as of and for the years ended December 31, 2013 and 2012. We evaluated these revisions and reclassifications and determined, based on quantitative and qualitative factors, the changes were not material to the consolidated financial statements taken as a whole for any previously filed consolidated financial statements.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2014

(Dollars in thousands, except share and per share amounts)

In August 2007, we made a $6.0 million preferred equity investment in a retail property management firm. In November 2013, we exercised certain rights under the terms of our investment and as a result, started to consolidate its operations and incurred certain non-cash increases in other assets, intangible assets and various liabilities. The estimated fair value of the net assets acquired was $17.4 million. As a result of this consolidation, we had increases in cash of $0.1 million, other assets of $4.5 million, intangible assets of $19.1 million, indebtedness of $2.5 million and accounts payable and accrued expenses of $3.8 million.

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

c. Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The items that include significant estimates are fair value of financial instruments, valuation of our owned real estate and allowance for losses. Actual results could differ from those estimates.

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

e. Restricted Cash

Restricted cash consists primarily of tenant escrows and borrowers’ funds held by us to fund certain expenditures or to be released at our discretion upon the occurrence of certain pre-specified events, and to serve as additional collateral for borrowers’ loans. As of December 31, 2014 and 2013, we had $105,207 and $50,884, respectively, of tenant escrows and borrowers’ funds.

Restricted cash also includes proceeds from the issuance of CDO notes payable by securitizations that are restricted for the purpose of funding additional investments in securities subsequent to the balance sheet date. As of December 31, 2014 and 2013, we had $19,013 and $70,705, respectively, of restricted cash held by securitizations.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2014

(Dollars in thousands, except share and per share amounts)

f. Investments in Mortgages, Loans and Preferred Equity Interests

We invest in commercial mortgages, mezzanine loans, preferred equity interests and other loans. We account for our investments in commercial mortgages, mezzanine loans, preferred equity interests and other loans at amortized cost. The carrying value of these investments is adjusted for origination discounts/premiums, nonrefundable fees and direct costs for originating loans which are amortized into income on a level yield basis over the terms of the loans.

g. Allowance for Losses, Impaired Loans and Non-accrual Status

We maintain an allowance for losses on our investments in commercial mortgages, mezzanine loans, preferred equity interests and other loans. Management’s periodic evaluation of the adequacy of the allowance is based upon expected and inherent risks in the portfolio, the estimated value of underlying collateral, and current economic conditions. Management reviews loans for impairment and establishes specific reserves when a loss is probable under the provisions of FASB ASC Topic 310, “Receivables.” A loan is impaired when it is probable that we may not collect all principal and interest payments according to the contractual terms. As part of the detailed loan review, we consider many factors about the specific loan, including payment history, asset performance, borrower’s financial capability and other characteristics. If any trends or characteristics indicate that it is probable that other loans, with similar characteristics to those of impaired loans, have incurred a loss, we consider whether an allowance for loss is needed. Management evaluates loans for non-accrual status each reporting period. A loan is placed on non-accrual status when the loan payment deficiencies exceed 90 days. Payments received for non-accrual or impaired loans are applied to principal until the loan is removed from non-accrual status or no longer impaired. Past due interest is recognized on non-accrual loans when they are removed from non-accrual status and are making current interest payments. The allowance for losses is increased by charges to operations and decreased by charge-offs (net of recoveries). Management charges off loans when the investment is no longer realizable and legally discharged.

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

Acquisitions of real estate assets and any related intangible assets are recorded initially at fair value under FASB ASC Topic 805, “Business Combinations.” Fair value is determined by management based on market conditions and inputs at the time the asset is acquired. The fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases for acquired in-place leases and the value of tenant relationships, based in each case on their fair values. Purchase accounting is applied to assets and liabilities associated with the real estate acquired. Transaction costs and fees incurred related to acquisitions are expensed as incurred.

Upon the acquisition of properties, we estimate the fair value of acquired tangible assets (consisting of land, building and improvements) and identified intangible assets and liabilities (consisting of above and below-market leases, in-place leases and tenant relationships), and assumed debt at the date of acquisition, based on the

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2014

(Dollars in thousands, except share and per share amounts)

evaluation of information and estimates available at that date. In determining the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the differences between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining term of the lease. The capitalized above-market lease values and the capitalized below-market lease values are amortized as an adjustment to rental income over the lease term.

The aggregate value of in-place leases is determined by evaluating various factors, including an estimate of carrying costs during the expected lease-up periods, current market conditions and similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses, and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions, legal and other related costs. The value assigned to this intangible asset is amortized over the assumed lease up period.

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

i. Investments in Securities

We account for our investments in securities under FASB ASC Topic 320, “Investments—Debt and Equity Securities”, and designate each investment security as a trading security, an available-for-sale security, or a held-to-maturity security based on our intent at the time of acquisition. Trading securities are recorded at their fair value each reporting period with fluctuations in fair value reported as a component of earnings. Available-for-sale securities are recorded at fair value with changes in fair value reported as a component of other comprehensive income (loss). When we elect to record certain available-for-sale securities under the fair value option, in accordance with FASB ASC Topic 825, “Financial Instruments,” they are recorded at fair value with changes in fair value reported as a component of earnings. See “m. Fair Value of Financial Instruments.” Upon the sale of an available-for-sale security, the realized gain or loss on the sale will be recorded as a component of earnings in the respective period. Held-to-maturity investments are carried at amortized cost at each reporting period.

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

As of December 31, 2014

(Dollars in thousands, except share and per share amounts)

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

k. Revenue Recognition

1)	Interest income—We recognize interest income from investments in commercial mortgages, mezzanine loans, other loans, preferred equity interests, and other securities on a yield to maturity basis. Upon the acquisition of a loan at a discount, we assess the portions of the discount that constitute accretable yields and non-accretable differences. The accretable yield represents the excess of our expected cash flows from the loan over the amount we paid for the loan. That amount, the accretable yield, is accreted to interest income over the remaining life of the loan. Many of our commercial mortgages and mezzanine loans provide for the accrual of interest at specified rates which differ from current payment terms. Interest income is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible. Management will cease accruing interest on these loans when it determines that the interest income is not collectible based on the ultimate value of the underlying collateral using discounted cash flow models and market based assumptions. The accrued interest receivable associated with these loans as of December 31, 2014, 2013, 2012 and 2011 was $41,347, $30,246, $22,706 and $16,488, respectively.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2014

(Dollars in thousands, except share and per share amounts)

3)	Fee and other income—We generate fee and other income through our various subsidiaries by (a) funding conduit loans for sale into unaffiliated CMBS securitizations, (b) providing or arranging to provide financing to our borrowers, (c) providing ongoing asset management services to investment portfolios under cancelable management agreements, and (d) providing property management services to third parties. We recognize revenue for these activities when the fees are fixed or determinable, are evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided. While we may receive asset management fees when they are earned, we eliminate earned asset management fee income from securitizations while such securitizations are consolidated. During the years ended December 31, 2014, 2013, and 2012, we received $4,191, $4,732, and $4,959, respectively, of earned asset management fees. We eliminated $3,200, $3,450, and $3,704, respectively, of these earned asset management fees as it was associated with consolidated securitizations.

l. Derivative Instruments

We may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with our borrowings.

In accordance with FASB ASC Topic 815, “Derivatives and Hedging”, we measure each derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record such amounts in our consolidated balance sheet as either an asset or liability. For derivatives designated as fair value hedges, derivatives not designated as hedges, or for derivatives designated as cash flow hedges associated with debt for which we elected the fair value option under FASB ASC Topic 825, “Financial Instruments”, the changes in fair value of the derivative instrument are recorded in earnings. For derivatives designated as cash flow hedges, the changes in the fair value of the effective portions of the derivative are reported in other comprehensive income. Changes in the ineffective portions of cash flow hedges, if any, are recognized in earnings.

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

As of December 31, 2014

(Dollars in thousands, except share and per share amounts)

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

•	Level 3: Inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. Generally, assets and liabilities carried at fair value and included in this category were TruPs and subordinated debentures, trust preferred obligations and CDO notes payable where observable market inputs do not exist.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2014

(Dollars in thousands, except share and per share amounts)

bid-ask spreads, credit quality and market liquidity. These adjustments are applied on a consistent basis and are based on observable inputs where available. Management’s estimate of fair value requires significant management judgment and is subject to a high degree of variability based upon market conditions, the availability of specific issuer information and management’s assumptions.

n. Income Taxes

RAIT, Taberna Realty Finance Trust, or TRFT, and Independence Realty Trust, Inc., or IRT, have each elected to be taxed as a REIT and to comply with the related provisions of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. Accordingly, we generally will not be subject to U.S. federal income tax to the extent of our dividends to shareholders and as long as certain asset, income and share ownership tests are met. If we were to fail to meet these requirements, we would be subject to U.S. federal income tax, which could have a material adverse impact on our results of operations and amounts available for dividends to our shareholders. Management believes that all of the criteria to maintain RAIT’s, TRFT’s, and IRT’s REIT qualification have been met for the applicable periods, but there can be no assurance that these criteria will continue to be met in subsequent periods.

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

Our TRS entities generate taxable revenue from advisory fees for services provided to IRT and collateral management fees from consolidated securitizations. In consolidation, these fees are eliminated as IRT and securitizations are included in the consolidated group. Nonetheless, all income taxes are expensed and are paid by the TRSs in the year in which the revenue is received. These income taxes are not eliminated when the related revenue is eliminated in consolidation.

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

As of December 31, 2014

(Dollars in thousands, except share and per share amounts)

o. Share-Based Compensation

We account for our share-based compensation in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation.” We measure the cost of employee and trustee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and record compensation expense on a straight line basis, over the related vesting period, for the entire award.

p. Deferred Financing Costs and Intangible Assets

Costs incurred in connection with debt financing are capitalized as deferred financing costs and charged to interest expense over the terms of the related debt agreements, in a manner that approximates the effective interest method.

Intangible assets on our consolidated balance sheets represent identifiable intangible assets acquired in business acquisitions. We amortize identified intangible assets to expense over their estimated lives using the straight-line method. We evaluate intangible assets for impairment as events and circumstances change, in accordance with FASB ASC Topic 360, “Property, Plant, and Equipment.” The gross carrying amount for our customer relationships was $19,149 and $21,726 as of December 31, 2014 and December 31, 2013, respectively. The gross carrying amount for our in-place leases and above-market leases was $22,725 and $2,892 as of December 31, 2014 and December 31, 2013, respectively. The gross carrying amount for our trade name was $1,500 as of December 31, 2014 and December 31, 2013, respectively. The accumulated amortization for our intangible assets was $13,911 and $4,564 as of December 31, 2014 and December 31, 2013, respectively. We recorded amortization expense of $11,924, $2,379 and $638 for the years ended December 31, 2014, 2013 and 2012, respectively. Based on the intangible assets identified above, we expect to record amortization expense of intangible assets of $8,081 for 2015, $4,186 for 2016, $3,262 for 2017, $2,675 for 2018, $2,594 for 2019 and $8,665 thereafter. As of December 31, 2014, we have determined that no impairment exists on our intangible assets.

q. Goodwill

Goodwill on our consolidated balance sheet represented the amounts paid in excess of the fair value of the net assets acquired from business acquisitions accounted for under FASB ASC Topic 805, “Business Combinations.” Pursuant to FASB ASC Topic 350, “Intangibles-Goodwill and Other”, goodwill is not amortized to expense but rather is analyzed for impairment. We evaluate goodwill for impairment on an annual basis and as events and circumstances change, in accordance with FASB ASC Topic 350. As of December 31, 2014 and 2013, we have $11,014 and $7,962, respectively, of goodwill that is included in Other Assets in the accompanying consolidated balance sheets. During the year ended December 31, 2014 we revised the initial purchase price allocation related to the retail property management firm we acquired in 2013 and recorded a net increase in goodwill of $3,052 related to a deferred tax liability associated with definite-lived intangible assets and an adjustment to a liability based on its fair value. As of December 31, 2014, we have determined that no impairment exists on our goodwill.

r. Recent Accounting Pronouncements

In April 2014, the FASB issued an accounting standard classified under FASB ASC Topic 205, “Presentation of Financial Statements”. This accounting standard amends existing guidance to change reporting requirements for discontinued operations by requiring the disposal of an entity to be reported in discontinued

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2014

(Dollars in thousands, except share and per share amounts)

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

NOTE 3: INVESTMENTS IN MORTGAGES, LOANS AND PREFERRED EQUITY INTERESTS

Investments in Commercial Mortgages, Mezzanine Loans, Other Loans and Preferred Equity Interests

The following table summarizes our investments in commercial mortgages, mezzanine loans, other loans and preferred equity interests as of December 31, 2014:

	Unpaid Principal Balance	Unamortized (Discounts) Premiums	Carrying Amount	Number of Loans	Weighted- Average Coupon (1)	Range of Maturity Dates
Commercial Real Estate (CRE)
Commercial mortgages (2)	$1,148,290	$(14,519)	$1,133,771	95	5.90%	Jan. 2015 to Jan. 2025
Mezzanine loans	226,105	(1,602)	224,503	74	9.80%	Mar. 2015 to Jan. 2029
Preferred equity interests	34,859	(1)	34,858	9	7.10%	Feb. 2016 to Aug. 2025

Total CRE	1,409,254	(16,122)	1,393,132	178	6.50%
Deferred fees, net	(696)	—	(696)

Total	$1,408,558	$(16,122)	$1,392,436

(1)	Weighted-average coupon is calculated on the unpaid principal amount of the underlying instruments which does not necessarily correspond to the carrying amount.
(2)	Commercial mortgages includes 11 conduit loans with an unpaid principal balance and carrying amount of $93,925, a weighted-average coupon of 4.6% and maturity dates ranging from November 2019 through January 2025. These commercial mortgages are classified as loans held for sale.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2014

(Dollars in thousands, except share and per share amounts)

The following table summarizes our investments in commercial mortgages, mezzanine loans, other loans and preferred equity interests as of December 31, 2013:

	Unpaid Principal Balance	Unamortized (Discounts) Premiums	Carrying Amount	Number of Loans	Weighted- Average Coupon (1)	Range of Maturity Dates
Commercial Real Estate (CRE)
Commercial mortgages (2)	$792,526	$(19,257)	$773,269	59	6.4%	Mar. 2014 to Jan. 2029
Mezzanine loans	269,034	(3,273)	265,761	81	9.6%	Mar. 2014 to Jan. 2029
Preferred equity interests	54,389	(939)	53,450	11	8.6%	May 2015 to Aug. 2025

Total CRE	1,115,949	(23,469)	1,092,480	151	7.3%
Other loans	30,625	72	30,697	2	4.3%	Mar. 2014 to Oct. 2016

Total Loans	$1,146,574	$(23,397)	$1,123,177	153	7.2%

Deferred fees, net	(800)	—	(800)

Total	$1,145,774	$(23,397)	$1,122,377

(1)	Weighted-average coupon is calculated on the unpaid principal amount of the underlying instruments which does not necessarily correspond to the carrying amount.
(2)	Commercial mortgages includes six conduit loans with an unpaid principal balance and carrying amount of $61,825, a weighted-average coupon of 5.3% and maturity dates ranging from January 2024 through January 2029. These commercial mortgages are classified as loans held for sale.

During the year ended December 31, 2014, we completed the conversion of three commercial real estate loans with a carrying value of $74,994 to real estate owned property. We recorded a gain on asset of $136 on one property as the value of the real estate exceeded the carrying amount of the converted loan and charged off $600 to the allowance for losses as the individual carrying amounts of the other two loans exceeded the fair value of each real estate property. During the year ended December 31, 2013, we did not convert any commercial real estate loans to owned real estate property. See Note 5 for property acquisitions that did not consist of the assumption of commercial real estate loans.

In June 2014, we sold all of the remaining interests, held by T8 and T9, in one of our other investments with an unpaid principal balance of $10,488 for $2,850. We recorded a loss on sale of asset of $7,638 due to the illiquid nature of the investment.

The following table summarizes the delinquency statistics of our commercial real estate loans as of December 31, 2014 and 2013:

	As of December 31, 2014
Delinquency Status	Commercial Mortgages	Mezzanine Loans	Preferred Equity	Total
Current	$1,148,290	$202,919	$31,209	1,382,418
30 to 59 days	—	—	—	—
60 to 89 days	—	1,555	—	1,555
90 days or more	—	19,953	3,650	23,603
In foreclosure or bankruptcy proceedings	—	1,678	—	1,678

Total	$1,148,290	$226,105	$34,859	$1,409,254

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2014

(Dollars in thousands, except share and per share amounts)

	As of December 31, 2013
Delinquency Status	Commercial Mortgages	Mezzanine Loans	Preferred Equity	Other	Total
Current	$787,315	$234,381	$50,739	$30,625	$1,103,060
30 to 59 days	—	—	—	—	—
60 to 89 days	5,211	1,230	—	—	6,441
90 days or more	—	9,953	3,650	—	13,603
In foreclosure or bankruptcy proceedings	—	23,470	—	—	23,470

Total	$792,526	$269,034	$54,389	$30,625	$1,146,574

As of December 31, 2014 and 2013, approximately $25,281 and $37,073, respectively, of our commercial real estate loans were on non-accrual status and had a weighted-average interest rate of 5.8% and 6.3%, respectively. In 2015, we have determined the recognition of interest income on two loans, with a total investment of $79,081 and a weighted average interest rate of 8.2%, will change in 2015 from the accrual basis to the cash basis.

During the year ended December 31, 2014, we removed a loan with an unpaid principal balance of $5,500 from non-accrual status. The carrying amount of this loan was $4,330 as it was acquired at a discount. We recorded $882 of accrued interest which represents the interest during the time the loan was on non-accrual status. Management believes the entire unpaid principal balance and all accrued interest is collectible.

The following table sets forth the maturities of our investments in commercial mortgages, mezzanine loans, other loans and preferred equity interests by year:

2015	$50,938
2016	363,468
2017	675,227
2018	87,224
2019	23,150
Thereafter	209,247

Total	$1,409,254

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2014

(Dollars in thousands, except share and per share amounts)

Allowance For Losses And Impaired Loans

We closely monitor our loans which require evaluation for loan loss in two categories: satisfactory and impaired. Loans classified as impaired are generally loans which have credit weaknesses or which the credit quality of the collateral has temporarily deteriorated. We have classified our investment in loans by credit risk category as follows:

	As of December 31, 2014
Credit Status	Commercial Mortgages	Mezzanine Loans	Preferred Equity	Total
Satisfactory	$1,125,370	$175,915	$26,849	$1,328,134
Watchlist/Impaired	22,920	50,190	8,010	81,120

Total	$1,148,290	$226,105	$34,859	$1,409,254

	As of December 31, 2013
Credit Status	Commercial Mortgages	Mezzanine Loans	Preferred Equity	Other	Total
Satisfactory	$792,526	$217,111	$46,379	$20,138	$1,076,154
Watchlist/Impaired	—	51,923	8,010	10,487	70,420

Total	$792,526	$269,034	$54,389	$30,625	$1,146,574

Our provision for loan losses as a percentage of our investment in loans was 0.7% and 2.0% as of December 31, 2014 and 2013, respectively.

The following table provides a roll-forward of our allowance for losses for our commercial mortgages, mezzanine loans and other loans for the years ended December 31, 2014, 2013 and 2012:

	For the Year Ended December 31, 2014
	Commercial Mortgages	Mezzanine Loans	Preferred Equity	Total
Beginning balance	$—	$21,636	$1,319	$22,955
Provision	360	4,894	246	5,500
Charge-offs, net of recoveries	(360)	(18,638)	(239)	(19,237)

Ending balance	$—	$7,892	$1,326	$9,218

	For the Year Ended December 31, 2013
	Commercial Mortgages	Mezzanine Loans	Preferred Equity	Total
Beginning balance	$—	$22,819	$7,581	$30,400
Provision	344	7,606	(4,950)	3,000
Charge-offs, net of recoveries	(344)	(8,789)	(1,312)	(10,445)

Ending balance	$—	$21,636	$1,319	$22,955

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2014

(Dollars in thousands, except share and per share amounts)

	For the Year Ended December 31, 2012
	Commercial Mortgages	Mezzanine Loans	Preferred Equity	Other	Total
Beginning balance	$573	$32,951	$7,142	$5,416	$46,082
Provision	(539)	7,516	439	(5,416)	2,000
Charge-offs, net of recoveries	(34)	(17,648)	—	—	(17,682)

Ending balance	$—	$22,819	$7,581	$—	$30,400

Information on those loans on our watchlist or considered to be impaired was as follows:

	As of December 31, 2014
Watchlist/Impaired Loans	Commercial Mortgages	Mezzanine Loans	Preferred Equity	Total
Watchlist/Impaired loans expecting full recovery	$22,920	$40,559	$4,360	$67,839
Watchlist/Impaired loans with reserves	—	9,631	3,650	13,281

Total Watchlist/Impaired Loans(1)	$22,920	$50,190	$8,010	$81,120

Allowance for losses	$—	$7,892	$1,326	$9,218

(1)	As of December 31, 2014, this includes $5,500 of unpaid principal relating to previously identified TDRs that are on accrual status.

	As of December 31, 2013
Watchlist/Impaired Loans	Mezzanine Loans	Preferred Equity	Other	Total
Watchlist/Impaired loans expecting full recovery	$25,430	$4,360	$10,487	$40,277
Watchlist/Impaired loans with reserves	26,493	3,650	—	30,143

Total Watchlist/Impaired Loans(1)	$51,923	$8,010	$10,487	$70,420

Allowance for losses	$21,636	$1,319	$—	$22,955

(1)	As of December 31, 2013, there were no previously identified TDRs that were on accrual status included in impaired loans.

The average unpaid principal balance and recorded investment of total impaired loans was $66,182, $69,327, and $76,276 during the years ended December 31, 2014, 2013, and 2012, respectively. As of December 31, 2014, there are nine impaired loans with unpaid principal balances of $67,839 for which there is no allowance. We recorded interest income from impaired loans of $991, $229, and $149 for the years ended December 31, 2014, 2013, and 2012, respectively.

We have evaluated modifications to our commercial real estate loans to determine if the modification constitutes a troubled debt restructuring (TDR) under FASB ASC Topic 310, “Receivables”. During the year ended December 31, 2014, we have determined that a modification to one commercial real estate loan constituted a TDR as the borrower was experiencing financial difficulties and we, as the lender, granted a concession to the borrower by deferring principal payments to future periods. The outstanding recorded investment was $11,140 both before and after the modifications. As of December 31, 2014, there were no TDRs that subsequently defaulted.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2014

(Dollars in thousands, except share and per share amounts)

NOTE 4: INVESTMENTS IN SECURITIES

Our investments in securities and security-related receivables are accounted for at fair value. The following table summarizes our investments in securities as of December 31, 2014:

Investment Description	Amortized Cost	Estimated Fair Value	Weighted Average Coupon (1)	Weighted Average Years to Maturity
Available-for-sale securities (2)	$210,600	$19,167	3.5%	23.1
Security-related receivables
Unsecured REIT note receivables	10,000	10,995	6.7%	3.0
CMBS receivables (3)	5,000	1,250	5.7%	34.5

Total security-related receivables	15,000	12,245	6.3%	13.5

Total investments in securities	$225,600	$31,412	3.6%	22.7

(1)	Weighted-average coupon is calculated on the unpaid principal amount of the underlying instruments which does not necessarily correspond to the carrying amount.
(2)	As of December 31, 2014, this includes available-for-sale securities that are accounted for under the fair value option other than an available-for-sale security that has an amortized cost of $3,600 and a carrying value of $3,606.
(3)	CMBS receivables include securities with a fair value totaling $1,250 that are rated “D” by Standard & Poor’s.

The following table summarizes our investments in securities as of December 31, 2013:

Investment Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Weighted Average Coupon (1)	Weighted Average Years to Maturity
Trading securities
TruPS and subordinated debentures	$620,376	$—	$(139,531)	$480,845	3.7%	20.4
Other securities	12,312	—	(12,312)	—	4.7%	38.9

Total trading securities	632,688	—	(151,843)	480,845	3.8%	20.8
Available-for-sale securities	3,600	—	(3,598)	2	2.0%	28.9
Security-related receivables
TruPS and subordinated debenture receivables	32,900	—	(24,689)	8,211	3.4%	18.3
Unsecured REIT note receivables	30,000	3,046	—	33,046	6.7%	3.1
CMBS receivables (2)	69,905	1,722	(27,509)	44,118	5.6%	30.6
Other securities	33,144	—	(32,064)	1,080	2.2%	36.5

Total security-related receivables	165,949	4,768	(84,262)	86,455	4.7%	24.4

Total investments in securities	$802,237	$4,768	$(239,703)	$567,302	3.9%	21.7

(1)	Weighted-average coupon is calculated on the unpaid principal amount of the underlying instruments which does not necessarily correspond to the carrying amount.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2014

(Dollars in thousands, except share and per share amounts)

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

On December 19, 2014, our subsidiary assigned or delegated its rights and responsibilities as collateral manager for the T8 and T9 securitizations. As a result of the assignment and delegation, we determined that we are no longer the primary beneficiaries of T8 and T9 and deconsolidated the two securitizations. See Note 10 for additional disclosures pertaining to the deconsolidation. In January 2015, we sold securities with an aggregate fair value of $20,419.

TruPS included above as trading securities include (a) investments in TruPS issued by VIEs of which we are not the primary beneficiary and which we do not consolidate and (b) transfers of investments in TruPS securities to us that were accounted for as a sale pursuant to FASB ASC Topic 860, “Transfers and Servicing.”

The following table summarizes the non-accrual status of our investments in securities:

	As of December 31, 2014			As of December 31, 2013
	Principal /Par Amount on Non-Accrual	Weighted Average Coupon	Fair Value	Principal /Par Amount on Non-Accrual	Weighted Average Coupon	Fair Value
TruPS and TruPS receivables	$—	0.0%	$—	$83,557	1.8%	$5,678
Other securities	210,600	3.5%	17,120	41,019	3.1%	11
CMBS receivables	5,000	5.7%	1,250	22,772	5.9%	447

The assets of our consolidated CDOs collateralize the debt of such entities and are not available to our creditors. As of December 31, 2014 and 2013, investment in securities of $0 and $653,276, respectively, in principal amount of TruPS and subordinated debentures, and $10,000 and $91,383, respectively, in principal amount of unsecured REIT note receivables and CMBS receivables, collateralized the consolidated CDO notes payable of such entities.

NOTE 5: INVESTMENTS IN REAL ESTATE

The table below summarizes our investments in real estate:

	Book Value as of December 31
	2014	2013
Multi-family real estate properties (a)	$1,286,898	$716,708
Office real estate properties	370,114	282,371
Retail real estate properties	132,117	83,653
Parcels of land	51,322	49,199

Subtotal	1,840,451	1,131,931
Less: Accumulated depreciation and amortization (a)	(168,480)	(127,745)

Investments in real estate	$1,671,971	$1,004,186

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2014

(Dollars in thousands, except share and per share amounts)

(a)	As of December 31, 2014, includes properties owned by Independence Realty Trust, Inc., with a book value of $689,112 and accumulated depreciation of $23,376. As of December 31, 2013, includes properties owned by Independence Realty Trust, Inc., with a book value of $190,096 and accumulated depreciation of $15,775.

As of December 31, 2014 and 2013, our investments in real estate were comprised of land of $338,057 and $235,052, respectively, and buildings and improvements of $1,502,394 and $896,879, respectively.

As of December 31, 2014, our investments in real estate of $1,671,971 are financed through $641,874 of mortgages held by third parties and $878,856 of mortgages held by our RAIT I and RAIT II CDO securitizations. As of December 31, 2013, our investments in real estate of $1,004,186 are financed through $171,223 of mortgages held by third parties and $864,689 of mortgages held by our RAIT I and RAIT II CDO securitizations. Together, along with commercial real estate loans held by RAIT I and RAIT II, these mortgages serve as collateral for the CDO notes payable issued by the RAIT I and RAIT II CDO securitizations. All intercompany balances and interest charges are eliminated in consolidation.

For our investments in real estate, the leases for our multi-family properties are generally one-year or less and leases for our office and retail properties are operating leases. The following table represents the minimum future rentals under expiring leases for our office and retail properties as of December 31, 2014.

2015	$8,328
2016	4,244
2017	9,844
2018	3,383
2019	2,917
2020 and thereafter	21,881

Total	$50,597

Acquisitions:

During the year ended December 31, 2014, we acquired or obtained control of 22 multi-family properties, two retail properties and four office properties with a combined purchase price of $708,168. We assumed first mortgages on some of these properties. Upon acquisition, we recorded the investment in real estate, including any related working capital and intangible assets, at a fair value of $713,224 and recorded a gain on assets of $5,655 for two acquisitions for which the fair value of the property exceeded the consideration transferred. Of these acquisitions, Independence Realty Trust, Inc., or IRT, acquired 20 multi-family properties at a fair value of $502,511. We consolidate IRT as it is a VIE and we are the primary beneficiary. See Note 9 for additional disclosures pertaining to VIEs.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2014

(Dollars in thousands, except share and per share amounts)

The following table summarizes the aggregate estimated fair value of the assets and liabilities associated with the 28 properties acquired during the year ended December 31, 2014, on the respective date of each acquisition, for the real estate accounted for under FASB ASC Topic 805.

Description	RAIT	IRT	Total Estimated Fair Value
Assets acquired:
Investments in real estate	$205,324	$496,000	$701,324
Cash and cash equivalents	1,675	—	1,675
Restricted cash	1,704	784	2,488
Other assets	1,004	2,563	3,567
Deferred financing costs	446	1,259	1,705
Intangible assets	8,780	6,511	15,291

Total assets acquired	218,933	507,117	726,050
Liabilities assumed:
Loans payable on real estate	87,675	186,512	274,187
Accounts payable and accrued expenses	3,476	3,312	6,788
Other liabilities	3,970	937	4,907

Total liabilities acquired	95,121	190,761	285,882

Noncontrolling interests assumed:	3,000	—	3,000

Estimated fair value of net assets acquired	$120,812	$316,356	$437,168

The following table summarizes the consideration transferred to acquire the real estate properties and the amounts of identified assets acquired and liabilities assumed at the respective acquisition date:

Description	RAIT	IRT	Toal Estimated Fair Value
Fair value of consideration transferred:
Commercial real estate loans and cash	$119,612	$316,294	$435,906
Other considerations	1,200	62	1,262

Total fair value of consideration transferred	$120,812	$316,356	$437,168

During the year ended December 31, 2014, these investments contributed revenue of $38,286 and a net income allocable to common shares of $3,608. During the year ended December 31, 2014, we incurred $1,612 of third-party acquisition-related costs, which is included in the accompanying consolidated statements of operations.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2014

(Dollars in thousands, except share and per share amounts)

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

Description	For The Year Ended December 31, 2014	For The Year Ended December 31, 2013
Total revenue of real estate properties acquired, as reported	$38,286	$—
Net income (loss) allocable to common shares of real estate properties acquired, as reported	3,608	—
Earnings (loss) per share attributable to common shareholders of real estate properties acquired
Basic and diluted—as reported	0.04	—

Pro forma rental income (unaudited)	84,299	83,567
Pro forma net income (loss) allocable to common shares (unaudited)	8,553	10,272
Earnings (loss) per share attributable to common shareholders of real estate properties acquired
Basic and diluted—as pro forma (unaudited)	0.11	0.15

We have not yet completed the process of estimating the fair value of assets acquired and liabilities assumed for properties acquired during 2014. Accordingly, our preliminary estimates and the allocation of the purchase price to the assets acquired and liabilities assumed may change as we complete the process. In accordance with FASB ASC Topic 805, changes, if any, to the preliminary estimates and allocation will be reported in our financial statements retrospectively. During the year ended December 31, 2014, we reallocated $6,565 from our investments in real estate to account for identified tangible assets and intangible assets and liabilities that related to prior period real estate acquisitions.

Dispositions:

During the year ended December 31, 2014, we disposed of one multi-family real estate property for a total sale price of $4,250. We recorded a loss on the sale of this asset of $2,526, of which $319 and $2,207 is included in the accompanying consolidated statements of operations for the years ended December 31, 2014 and 2013, respectively.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2014

(Dollars in thousands, except share and per share amounts)

NOTE 6: INDEBTEDNESS

We maintain various forms of short-term and long-term financing arrangements. Generally, these financing agreements are collateralized by assets within securitizations.

The following table summarizes our total recourse and non-recourse indebtedness as of December 31, 2014:

Description	Unpaid Principal Balance	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
7.0% convertible senior notes (1)	$34,066	$33,417	7.0%	Apr. 2031
4.0% convertible senior notes (2)	141,750	134,418	4.0%	Oct. 2033
7.625% senior notes	60,000	60,000	7.6%	Apr. 2024
7.125% senior notes	71,905	71,905	7.1%	Aug. 2019
Secured credit facilities	18,392	18,392	2.7%	Oct. 2016
Senior secured notes	78,000	68,314	7.0%	Apr. 2017 to Apr. 2019
Junior subordinated notes, at fair value (3)	18,671	13,102	0.5%	Mar. 2035
Junior subordinated notes, at amortized cost	25,100	25,100	2.7%	Apr. 2037
CMBS facilities	85,053	85,053	2.5%	Nov. 2015 to Jul. 2016

Total recourse indebtedness	532,937	509,701	4.0%
Non-recourse indebtedness:
CDO notes payable, at amortized cost (4)(5)	1,074,102	1,073,145	0.6%	2045 to 2046
CMBS securitizations (6)	389,994	389,415	1.9%	Jan. 2029 to Dec. 2031
Loans payable on real estate (7)	641,874	643,405	4.6%	Sep. 2015 to May 2040

Total non-recourse indebtedness	2,105,970	2,105,965	2.1%

Total indebtedness	$2,638,907	$2,615,666	2.6%

(1)	Our 7.0% convertible senior notes are redeemable at par, at the option of the holder, in April 2016, April 2021, and April 2026.
(2)	Our 4.0% convertible senior notes are redeemable at par, at the option of the holder, in October 2018, October 2023, and October 2028.
(3)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(4)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
(5)	Collateralized by $1,572,126 principal amount of commercial mortgages, mezzanine loans, other loans and preferred equity interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(6)	Excludes the RAIT FL1 junior notes, RAIT FL2 junior notes and RAIT FL3 junior notes purchased by us which are eliminated in consolidation. Collateralized by $490,863 principal amount of commercial mortgages loans and participation interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(7)	Includes $360,902 of unpaid principal balance with a carrying amount of $362,434 of third party mortgage indebtedness that encumbers properties owned by IRT. The weighted-average interest rate is 3.8% and has a range of maturity dates from April 2016 to January 2025.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2014

(Dollars in thousands, except share and per share amounts)

The following table summarizes our total recourse and non-recourse indebtedness as of December 31, 2013:

Description	Unpaid Principal Balance	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
7.0% convertible senior notes (1)	$34,066	$32,938	7.0%	Apr. 2031
4.0% convertible senior notes (2)	125,000	116,184	4.0%	Oct. 2033
Secured credit facilities	11,129	11,129	3.2%	Oct. 2016 to Dec. 2016
Junior subordinated notes, at fair value (3)	18,671	11,911	0.5%	Mar. 2035
Junior subordinated notes, at amortized cost	25,100	25,100	2.7%	Apr. 2037
CMBS facilities	37,749	37,749	2.7%	Nov. 2014 to Oct. 2015

Total recourse indebtedness (4)	251,715	235,011	3.8%
Non-recourse indebtedness:
CDO notes payable, at amortized cost (5)(6)	1,204,117	1,202,772	0.6%	2045 to 2046
CDO notes payable, at fair value (3)(5)(7)	865,199	377,235	0.9%	2037 to 2038
CMBS securitizations (8)	100,139	100,139	2.1%	Jan. 2029
Loans payable on real estate (9)	171,244	171,244	5.3%	Sep. 2015 to Dec. 2023

Total non-recourse indebtedness	2,340,699	1,851,390	1.1%

Total indebtedness	$2,592,414	$2,086,401	1.4%

(1)	Our 7.0% convertible senior notes are redeemable at par, at the option of the holder, in April 2016, April 2021, and April 2026.
(2)	Our 4.0% convertible senior notes are redeemable at par, at the option of the holder, in October 2018, October 2023, and October 2028.
(3)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(4)	Excludes senior secured notes issued by us with an aggregate principal amount equal to $86,000 with a weighted average coupon of 7.0%, which are eliminated in consolidation.
(5)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
(6)	Collateralized by $1,662,537 principal amount of commercial mortgages, mezzanine loans, other loans and preferred equity interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(7)	Collateralized by $989,781 principal amount of investments in securities and security-related receivables and loans, before fair value adjustments. The fair value of these investments as of December 31, 2013 was $746,939. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(8)	Excludes the RAIT FL1 junior notes purchased by us which are eliminated in consolidation. Collateralized by $131,843 principal amount of commercial mortgages loans and participation interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(9)	Includes $62,728 of unpaid principal balance and carrying amount of third party mortgage indebtedness that encumbers properties owned by IRT. The weighted-average interest rate is 3.8% and has a range of maturity dates from January 2019 to November 2022.

Recourse indebtedness refers to indebtedness that is recourse to our general assets, including the loans payable on real estate that are guaranteed by us. Non-recourse indebtedness consists of indebtedness of consolidated securitizations and loans payable on real estate which is recourse only to specific assets pledged as collateral to the lenders. The creditors of each consolidated securitization have no recourse to our general credit.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2014

(Dollars in thousands, except share and per share amounts)

The current status or activity in our financing arrangements occurring as of or during the year ended December 31, 2014 is as follows:

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

The 7.0% convertible senior notes are convertible at the option of the holder at a current conversion rate of 160.8208 common shares per $1 principal amount of 7.0% convertible senior notes (equivalent to a current conversion price of $6.22 per common share). Upon conversion of 7.0% convertible senior notes by a holder, the holder will receive cash, our common shares or a combination of cash and our common shares, at our election. We include the 7.0% convertible senior notes in diluted earnings per share using the if-converted method if the conversion value in excess of the par amount is considered in the money during the respective periods.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2014

(Dollars in thousands, except share and per share amounts)

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

7.625% senior notes. On April 14, 2014, we issued and sold in a public offering $60,000 aggregate principal amount of our 7.625% Senior Notes due 2024, or the 7.625% senior notes. After deducting the underwriting discount and the offering costs, we received approximately $57,500 of net proceeds. Interest on the 7.625% senior notes is paid quarterly with a maturity date of April 15, 2024. The 7.625% senior notes are subject to redemption at our option, in whole or in part, at any time on or after April 15, 2017, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2014

(Dollars in thousands, except share and per share amounts)

excluding, the redemption date and are subject to repurchase by us at the option of the holders following a defined fundamental change, at a repurchase price equal to 101% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The senior notes are not convertible into equity securities of RAIT. They contain financial covenants that are consistent with our other debt agreements.

7.125% senior notes. In August 2014, we issued and sold in a public offering $71,905 aggregate principal amount of our 7.125% Senior Notes due 2019, or the 7.125% senior notes. After deducting the underwriting discount and the offering costs, we received approximately $69,209 of net proceeds. Interest on the 7.125% senior notes is paid quarterly with a maturity date of August 30, 2019. The 7.125% senior notes are subject to redemption at our option, in whole or in part, at any time on or after August 30, 2017, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date and are subject to repurchase by us at the option of the holders following a defined fundamental change, at a repurchase price equal to 101% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The senior notes are not convertible into equity securities of RAIT. They contain financial covenants that are consistent with our other debt agreements.

Secured credit facilities. On October 25, 2013, our subsidiary, Independence Realty Operating Partnership, LP, or IROP, the operating partnership of IRT, entered into a $20,000 secured revolving credit agreement, or the IROP credit agreement, with The Huntington National Bank to be used to acquire properties, capital expenditures and for general corporate purposes. The IROP credit agreement has a 3-year term, bears interest at LIBOR plus 2.75% and contains customary financial covenants for this type of revolving credit agreement. IRT guaranteed IROP’s obligations under the IROP credit agreement. On September 9, 2014, IRT and IROP entered into an amendment to the IROP credit agreement that increased the lender’s maximum commitment under the credit agreement from $20,000 to $30,000, changed the interest rate from LIBOR plus 2.75% to LIBOR plus 2.50% and amended certain financial covenants. As of December 31, 2014, there was $18,392 outstanding under the IROP credit agreement.

During the year ended December 31, 2014, we borrowed $40,542 and repaid $30,778 under our secured credit facilities.

Senior secured notes. On October 5, 2011, we entered into an exchange agreement with T8 pursuant to which we issued four senior secured notes, or the senior secured notes, with an aggregate principal amount equal to $100,000 to T8 in exchange for a portfolio of real estate related debt securities, or the exchanged securities, held by T8. The senior secured notes and the exchanged securities were determined to have approximately equivalent fair market value at the time of the exchange. Prior to December 19, 2014, T8 was a consolidated subsidiary and the senior secured notes and their related interest were eliminated in consolidation. When T8 was deconsolidated on December 19, 2014, these senior secured notes were no longer eliminated.

The senior secured notes were issued pursuant to an indenture agreement dated October 5, 2011 which contains customary events of default, including those relating to nonpayment of principal or interest when due and defaults based upon events of bankruptcy and insolvency. The senior secured notes are each $25,000 principal amount with a weighted average interest rate of 7.0% and have maturity dates ranging from April 2017 to April 2019. Interest is at a fixed rate and accrues from October 5, 2011 and will be payable quarterly in arrears on October 30, January 30, April 30 and July 30 of each year, beginning October 30, 2011. The senior secured notes are secured and are not convertible into equity securities of RAIT.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2014

(Dollars in thousands, except share and per share amounts)

During the year ended December 31, 2014, we prepaid $8,000 of the senior secured notes. As of December 31, 2014 we have $78,000 of outstanding senior secured notes.

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

During the year ended December 31, 2013, we prepaid the $19,381 junior subordinated note. After reflecting the prepayment, only the second $18,671 junior subordinated note remains outstanding as of December 31, 2014. The fair value, or carrying amount, of this indebtedness was $13,102 as of December 31, 2014.

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

CMBS facilities. On October 27, 2011, we entered into a two year CMBS facility pursuant to which we may sell, and later repurchase, performing whole mortgage loans or senior interests in whole mortgage loans secured by first liens on stabilized commercial properties which meet current standards for inclusion in CMBS transactions. The purchase price paid for any asset purchased will be equal to 75% of the lesser of the market value (determined by the purchaser in its sole discretion, exercised in good faith) or par amount of such asset on the purchase date. On July 28, 2014, we entered into an amended and restated master repurchase agreement, or the Amended MRA. The Amended MRA added defined floating-rate whole loans and senior interests in whole loans as eligible purchased assets which we could sell to the investment bank and later repurchase. All eligible purchased assets must be acceptable to the investment bank in its sole discretion. The Amended MRA increased the aggregate principal amount available under the facility to $200,000 from $100,000 provided that the aggregate outstanding purchase price under the Amended MRA at any time for all floating rate loans cannot exceed $100,000. Fixed rate loans incur interest at LIBOR plus 250 basis points and floating rate loans incur

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2014

(Dollars in thousands, except share and per share amounts)

interest at LIBOR plus 200 basis points. The Amended MRA contains standard margin call provisions and financial covenants. The expiration date of the Amended MRA is July 28, 2016. As of December 31, 2014, we had $43,286 of outstanding borrowings under the Amended MRA. As of December 31, 2014, we were in compliance with all financial covenants contained in the Amended MRA.

On November 23, 2011, we entered into a one year CMBS facility, or the $150,000 CMBS facility, pursuant to which we may sell, and later repurchase, commercial mortgage loans secured by first liens on stabilized commercial properties which meet current standards for inclusion in CMBS transactions. Effective November 19, 2014, we extended the maturity of the $150,000 CMBS facility to the earlier of November 18, 2015 or the day on which an event of default occurs. The aggregate principal amount available under the $150,000 CMBS facility is $150,000 and incurs interest at LIBOR plus 250 basis points. The purchase price paid for any asset purchased is up to 75% of the lesser of the unpaid principal balance and the market value (determined by the purchaser in its sole discretion, exercised in good faith) of such purchased asset on the purchase date. The $150,000 CMBS facility contains standard margin call provisions and financial covenants. As of December 31, 2014, we had $33,120 of outstanding borrowings under the $150,000 CMBS facility. As of December 31, 2014, we were in compliance with all financial covenants contained in the $150,000 CMBS facility.

On January 27, 2014, we entered into a two year $75,000 commercial mortgage facility, or the $75,000 commercial mortgage facility, pursuant to which we may sell, and later repurchase, commercial mortgage loans and other assets meeting defined eligibility criteria which are approved by the purchaser in its sole discretion. The aggregate principal amount of the $75,000 commercial mortgage facility is $75,000 and incurs interest at LIBOR plus 200 basis points. The $75,000 commercial mortgage facility contains standard margin call provisions and financial covenants. As of December 31, 2014, we had $8,647 of outstanding borrowings under the $75,000 commercial mortgage facility. As of December 31, 2014, we were in compliance with all financial covenants contained in the $75,000 commercial mortgage facility.

On December 13, 2014, one of our commercial mortgage facilities terminated in accordance with its terms.

On December 23, 2014, we entered into a $150,000 commercial mortgage facility, or the $150,000 commercial mortgage facility, pursuant to which we may sell, and later repurchase, commercial mortgage loans and other assets meeting defined eligibility criteria which are approved by the purchaser in its reasonable discretion. The aggregate principal amount of the $150,000 commercial mortgage facility is $150,000 and incurs interest at LIBOR. The purchase price paid for any asset purchased is based on a defined percentage of the lesser of its unpaid principal balance or its defined market value. The termination date of the $150,000 commercial mortgage facility is the earlier of December 22, 2015 or the day on which an event of default occurs. The $150,000 commercial mortgage facility contains standard margin call provisions and financial covenants. As of December 31, 2014, we did not have any outstanding borrowings under the $150,000 commercial mortgage facility. As of December 31, 2014, we were in compliance with all financial covenants contained in the $150,000 commercial mortgage facility.

Non-Recourse Indebtedness

CDO notes payable, at amortized cost. CDO notes payable at amortized cost represent notes issued by consolidated CDO securitizations which are used to finance the acquisition of unsecured REIT notes, CMBS securities, commercial mortgages, mezzanine loans, and other loans in our commercial real estate portfolio.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2014

(Dollars in thousands, except share and per share amounts)

Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates. Both RAIT I and RAIT II are meeting all of their overcollateralization, or OC, and interest coverage, or IC, trigger tests as of December 31, 2014 and 2013.

During the year ended December 31, 2014, we repurchased, from the market, a total of $5,800 in aggregate principal amount of CDO notes payable issued by our RAIT I securitization. The aggregate purchase price was $3,379 and we recorded a gain on extinguishment of debt of $2,421.

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

CDO notes payable, at fair value. On December 19, 2014, our subsidiary assigned or delegated its rights and responsibilities as collateral manager for the T8 and T9 securitizations. As a result of the assignment and delegation, we determined that we are no longer the primary beneficiaries of T8 and T9 and deconsolidated the two securitizations. See Item 8—“Financial Statements and Supplementary Data—Note 10” for additional disclosures pertaining to the deconsolidation.

CMBS securitizations. On July 31, 2013, or the closing date, we closed a CMBS securitization transaction structured to be collateralized by $135,000 of floating rate commercial mortgage loans and participation interests, or the FL1 collateral, that we originated. The CMBS securitization transaction is intended to finance the FL1 collateral on a non-recourse basis. In connection with the CMBS securitization transaction, our subsidiaries made certain customary representations, warranties and covenants.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2014

(Dollars in thousands, except share and per share amounts)

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

Loans payable on real estate. As of December 31, 2014 and 2013, we had $641,874 and $171,244, respectively, of other indebtedness outstanding relating to loans payable on consolidated real estate. These loans are secured by specific consolidated real estate and commercial loans included in our consolidated balance sheets.

During the year ended December 31, 2014, we obtained or assumed 16 first mortgages on our investments in real estate from third party lenders that have a total aggregate principal balance of $409,776, maturity dates ranging from April 2016 to May 2040, and interest rates ranging from 3.4% and 5.6%, respectively. As a result of the T8 and T9 securitizations deconsolidation on December 19, 2014, our loans payable on real estate increased $64,343 in total aggregate principal balance as these mortgages were previously eliminated in consolidation. These loans payable on real estate have maturity dates ranging from September 2015 to April 2026 and have interest rates ranging from 5.0% to 10.0%.

During the year ended December 31, 2013, we obtained two first mortgages on our investments in real estate from third party lenders that have aggregate principal balances of $19,500 and $8,612, maturity dates of December 2023 and January 2021, and interest rates of 4.6% and 4.4%, respectively.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2014

(Dollars in thousands, except share and per share amounts)

Maturity of Indebtedness

Generally, the majority of our indebtedness is payable in full upon the maturity or termination date of the underlying indebtedness. The following table displays the aggregate contractual maturities of our indebtedness by year:

2015	$70,666
2016	150,846
2017	43,188
2018	79,603
2019	114,914
Thereafter (1)	2,179,690

Total	$2,638,907

(1)	Includes $34,066 of our 7.0% convertible senior notes which are redeemable, at par at the option of the holder in April 2016, April 2021, and April 2026. Includes $141,750 of our 4.0% convertible senior notes which are redeemable, at par at the option of the holder in October 2018, October 2023, and October 2028.

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

Interest Rate Swaps

We have entered into various interest rate swap contracts to hedge interest rate exposure on floating rate indebtedness. We designate interest rate hedge agreements at inception and determine whether or not the interest rate hedge agreement is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. At designation, certain of these interest rate swaps had a fair value not equal to zero. However, we concluded, at designation, that these hedging arrangements were highly effective during their term using regression analysis and determined that the hypothetical derivative method would be used in measuring any ineffectiveness. At each reporting period, we update our regression analysis and, as of December 31, 2014, we concluded that these hedging arrangements were highly effective during their remaining term and used the hypothetical derivative method in measuring the ineffective portions of these hedging arrangements.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2014

(Dollars in thousands, except share and per share amounts)

The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments as of December 31, 2014 and December 31, 2013:

	As of December 31, 2014			As of December 31, 2013
	Notional	Fair Value of Assets	Fair Value of Liabilites	Notional	Fair Value of Assets	Fair Value of Liabilites
Cash flow hedges:
Interest rate swaps	$496,025	$—	$(20,695)	$1,071,447	$183	$(113,331)
Interest rate caps	—	—	—	36,000	1,122	—

Net fair value	$496,025	$—	$(20,695)	$1,107,447	$1,305	$(113,331)

During 2015, interest rate swap agreements relating to RAIT I and RAIT II with a notional amount of $184,035 and a weighted average strike rate of 5.25% as of December 31, 2014, will terminate in accordance with their terms.

For interest rate swaps that are considered effective hedges, we reclassified realized losses of $40,274, $32,117 and $34,956 to earnings for the years ended December 31, 2014, 2013 and 2012, respectively. During 2015, we expect to reclassify realized losses of $15,949 to earnings. For the years ended December 31, 2014, 2013 and 2012, we had no unrealized gains to reclassify to earnings for interest rate swaps that are considered ineffective.

Effective interest rate swaps are reported in accumulated other comprehensive income and the fair value of these hedge agreements is included in other assets or derivative liabilities.

NOTE 8: FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments” requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of investments in mortgages, loans, preferred equity interests, investments in securities, CDO notes payable, convertible senior notes, junior subordinated notes, warrants and investor SARs and derivative assets and liabilities is based on significant observable and unobservable inputs. The fair value of cash and cash equivalents, restricted cash, secured credit facilities, CMBS facilities and commercial mortgage facility approximates cost due to the nature of these instruments.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2014

(Dollars in thousands, except share and per share amounts)

The following table summarizes the carrying amount and the fair value of our financial instruments as of December 31, 2014:

Financial Instrument	Carrying Amount	Estimated Fair Value
Assets
Commercial mortgages, mezzanine loans, other loans and preferred equity interests, net	$1,392,436	$1,316,796
Investments in securities and security-related receivables	31,412	31,412
Cash and cash equivalents	121,726	121,726
Restricted cash	124,220	124,220
Liabilities
Recourse indebtedness:
7.0% convertible senior notes	33,417	41,901
4.0% convertible senior notes	134,418	123,677
7.625% senior notes	60,000	56,016
7.125% senior notes	71,905	70,064
Secured credit facilities	18,392	18,392
Junior subordinated notes, at fair value	13,102	13,102
Junior subordinated notes, at amortized cost	25,100	14,471
CMBS facilities	55,956	55,956
Commercial mortgage facility	29,097	29,097
Senior secured notes	68,314	79,594
Non-recourse indebtedness:
CDO notes payable, at amortized cost	1,073,145	913,050
CMBS securitizations	389,415	389,771
Loans payable on real estate	643,405	678,306
Derivative liabilities	20,695	20,695
Warrants and investor SARs	35,384	35,384

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2014

(Dollars in thousands, except share and per share amounts)

The following table summarizes the carrying amount and the fair value of our financial instruments as of December 31, 2013:

Financial Instrument	Carrying Amount	Estimated Fair Value
Assets
Commercial mortgages, mezzanine loans, other loans and preferred equity interests, net	$1,122,377	$1,083,118
Investments in securities and security-related receivables	567,302	567,302
Cash and cash equivalents	88,847	88,847
Restricted cash	121,589	121,589
Derivative assets	1,305	1,305
Liabilities
Recourse indebtedness:
7.0% convertible senior notes	32,938	47,778
4.0% convertible senior notes	116,184	124,063
Secured credit facilities	11,129	11,129
Junior subordinated notes, at fair value	11,911	11,911
Junior subordinated notes, at amortized cost	25,100	14,007
CMBS facilities	30,618	30,618
Commercial mortgage facility	7,131	7,131
Non-recourse indebtedness:
CDO notes payable, at amortized cost	1,202,772	724,885
CDO notes payable, at fair value	377,235	377,235
CMBS securitizations	100,139	100,214
Loans payable on real estate	171,244	176,979
Derivative liabilities	113,331	113,331
Warrants and investor SARs	31,304	31,304

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2014

(Dollars in thousands, except share and per share amounts)

Fair Value Measurements

The following tables summarize information about our assets and liabilities measured at fair value on a recurring basis as of December 31, 2014, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (a)	Balance of December 31, 2014
Trading securities
TruPS	$—	$—	$—	$—
Other securities	—	—	—	—
Available-for-sale securities	—	19,167	—	19,167
Security-related receivables
TruPS receivables	—	—	—	—
Unsecured REIT note receivables	—	10,995	—	10,995
CMBS receivables	—	1,250	—	1,250
Other securities	—	—	—	—
Derivative assets	—	—	—	—

Total assets	$—	$31,412	$—	$31,412

Liabilities:	Quoted Prices in Active Markets for Identical Assets (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (a)	Balance of December 31, 2014
Junior subordinated notes, at fair value	$—	$—	$13,102	$13,102
CDO notes payable, at fair value	—	—	—	—
Derivative liabilities	—	20,695	—	20,695
Warrants and investor SARs	—	—	35,384	35,384

Total liabilities	$—	$20,695	$48,486	$69,181

(a)	During the year ended December 31, 2014, there were no transfers between Level 1 and Level 2, as well as, there were no transfers into and out of Level 3.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2014

(Dollars in thousands, except share and per share amounts)

The following tables summarize information about our assets and liabilities measured at fair value on a recurring basis as of December 31, 2013, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (a)	Balance of December 31, 2013
Trading securities
TruPS	$—	$—	$480,845	$480,845
Other securities	—	—	—	—
Available-for-sale securities	—	2	—	2
Security-related receivables				—
TruPS receivables	—	—	8,211	8,211
Unsecured REIT note receivables	—	33,046	—	33,046
CMBS receivables	—	44,118	—	44,118
Other securities	—	1,080	—	1,080
Derivative assets	—	1,305	—	1,305

Total assets	$—	$79,551	$489,056	$568,607

Liabilities:	Quoted Prices in Active Markets for Identical Assets (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (a)	Balance of December 31, 2013
Junior subordinated notes, at fair value	$—	$—	$11,911	$11,911
CDO notes payable, at fair value	—	—	377,235	377,235
Derivative liabilities	—	45,926	67,405	113,331
Warrants and investor SARs	—	—	31,304	31,304

Total liabilities	$—	$45,926	$487,855	$533,781

(a)	During the year ended December 31, 2013, there were no transfers between Level 1 and Level 2, as well as, there were no transfers into and out of Level 3.

When estimating the fair value of our Level 3 financial instruments, management uses various observable and unobservable inputs. These inputs include yields, credit spreads, duration, effective dollar prices and overall market conditions on not only the exact financial instrument for which management is estimating the fair value, but also financial instruments that are similar or issued by the same issuer when such inputs are unavailable. Generally, an increase in the yields, credit spreads or estimated duration will decrease the fair value of our financial instruments. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value, as determined by management, may fluctuate from period to period and any ultimate liquidation or sale of the investment may result in proceeds that may be significantly different than fair value. On December 19, 2014, our subsidiary assigned or delegated its rights and responsibilities as collateral manager for the T8 and T9 securitizations. As a result of the assignment and delegation, we determined that we are no longer the primary beneficiaries of T8 and T9 and deconsolidated the two securitizations. See Note 10 for additional disclosures pertaining to the deconsolidation. The weighted average effective dollar price of our TruPS and TruPS receivables as of December 31, 2013 was 75.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2014

(Dollars in thousands, except share and per share amounts)

For the fair value of our junior subordinated notes, at fair value, and warrant and investor SARs classified as Level 3 liabilities, we estimate the fair value of these financial instruments using significant unobservable inputs. For the junior subordinated notes, at fair value, we use a discounted cash flow model as the valuation technique and the significant unobservable inputs as of December 31, 2014 include discount rates ranging from 10.0% to 10.7%. For the warrants and investor SARs, we use a binomial model as the valuation technique and the significant unobservable inputs as of December 31, 2014 include 21.2% for the annual volatility of our common shares of beneficial interest over the term of the warrants and investor SARs, a five year estimated term, 12.5% interest rate on our unsecured debt issued that may be issued in satisfaction of the warrants and investor SARs, and 7.5% for the dividend rate and future dividend rate on our common shares of beneficial interest.

The following tables summarize additional information about assets and liabilities that are measured at fair value on a recurring basis for which we have utilized level 3 inputs to determine fair value for the year ended December 31, 2014:

Assets	Trading Securities—TruPS and Subordinated Debentures	Security—Related Receivables—TruPS and Subordinated Debenture Receivables	Total Level 3 Assets
Balance, as of December 31, 2013	$480,845	$8,211	$489,056
Change in fair value of financial instruments	9,360	(540)	8,820
Purchases	—	—	—
Sales	—	—	—
Principal repayments	(40,000)	—	(40,000)
Taberna deconsolidation	(450,205)	(7,671)	(457,876)

Balance, as of December 31, 2014	$—	$—	$—

Liabilities	Derivative Liabilities	Warrants and investor SARs	CDO Notes Payable, at Fair Value	Junior Subordinated Notes, at Fair Value	Total Level 3 Liabilities
Balance, as of December 31, 2013	$67,405	$31,304	$377,235	$11,911	$487,855
Change in fair value of financial instruments	(16,518)	(8,593)	100,484	1,191	76,564
Purchases	—	12,673	—	—	12,673
Sales	—	—	—	—	—
Principal repayments	—	—	(69,954)	—	(69,954)
Taberna deconsolidation	(50,887)	—	(407,765)	—	(458,652)

Balance, as of December 31, 2014	$—	$35,384	$—	$13,102	$48,486

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2014

(Dollars in thousands, except share and per share amounts)

The following tables summarize additional information about assets and liabilities that are measured at fair value on a recurring basis for which we have utilized level 3 inputs to determine fair value for the year ended December 31, 2013:

Assets	Trading Securities—TruPS and Subordinated Debentures	Security—Related Receivables—TruPS and Subordinated Debenture Receivables	Total Level 3 Assets
Balance, as of December 31, 2012	$485,203	$91,148	$576,351
Change in fair value of financial instruments	12,642	(4,812)	7,830
Purchases	—	—	—
Sales	—	—	—
Principal repayments	(17,000)	(78,125)	(95,125)

Balance, as of December 31, 2013	$480,845	$8,211	$489,056

Liabilities	Derivative Liabilities	Warrants and investor SARs	CDO Notes Payable, at Fair Value	Junior Subordinated Notes, at Fair Value	Total Level 3 Liabilities
Balance, as of December 31, 2012	$79,462	$9,675	$187,048	$29,655	$305,840
Change in fair value of financial instruments	(12,057)	21,629	309,367	1,637	320,576
Purchases	—	—	—	—	—
Sales	—	—	—	—	—
Principal repayments	—	—	(119,180)	(19,381)	(138,561)

Balance, as of December 31, 2013	$67,405	$31,304	$377,235	$11,911	$487,855

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2014

(Dollars in thousands, except share and per share amounts)

which fair value is required to be disclosed. The fair value of cash and cash equivalents, restricted cash, secured credit facilities, CMBS facilities and commercial mortgage facility approximates cost due to the nature of these instruments and are not included in the tables below.

				Fair Value Measurement
	Carrying Amount as of December 31, 2014	Estimated Fair Value as of December 31, 2014	Valuation Technique	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Commercial mortgages,	$1,392,436	$1,316,796	Discounted cash flows	$—	$—	$1,316,796
mezzanine loans and other loans
7.0% convertible senior notes	33,417	41,901	Trading price	41,901	—	—
4.0% convertible senior notes	134,418	123,677	Trading price	123,677	—	—
7.625% senior notes	60,000	56,016	Trading price	56,016	—	—
7.125% senior notes	71,905	70,064	Trading price	70,064	—	—
Senior Secured Notes	68,314	79,594	Discounted cash flows	—	—	79,594
Junior subordinated notes, at amortized cost	25,100	14,471	Discounted cash flows	—	—	14,471
CDO notes payable, at amortized cost	1,073,145	913,050	Discounted cash flows	—	—	913,050
CMBS securitization	389,415	389,771	Discounted cash flows	—	—	389,771
Loans payable on real estate	643,405	678,306	Discounted cash flows	—	—	678,306

				Fair Value Measurement
	Carrying Amount as of December 31, 2013	Estimated Fair Value as of December 31, 2013	Valuation Technique	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Commercial mortgages, mezzanine loansand other loans	$1,122,377	$1,083,118	Discounted cash flows	$—	$—	$1,083,118
7.0% convertible senior notes	32,938	47,778	Trading price	47,778	—	—
4.0% convertible senior notes	116,184	124,063	Trading price	124,063	—	—
Junior subordinated notes, at amortized cost	25,100	14,007	Discounted cash flows	—	—	14,007
CDO notes payable, at amortized cost	1,202,772	724,885	Discounted cash flows	—	—	724,885
CMBS securitization	100,139	100,214	Discounted cash flows	—	—	100,214
Loans payable on real estate	171,244	176,979	Discounted cash flows	—	—	176,979

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2014

(Dollars in thousands, except share and per share amounts)

Change in Fair Value of Financial Instruments

The following table summarizes realized and unrealized gains and losses on assets and liabilities for which we elected the fair value option within FASB ASC Topic 825, “Financial Instruments” as reported in change in fair value of financial instruments in the accompanying consolidated statements of operations:

Description	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012
Change in fair value of trading securities and security-related receivables	$10,682	$9,193	$23,380
Change in fair value of CDO notes payable and trust preferred obligations	(101,675)	(311,009)	(191,451)
Change in fair value of derivatives	(16,352)	(22,230)	(32,016)
Change in fair value of warrants and investor SARs	8,593	(20,380)	(1,700)

Change in fair value of financial instruments	$(98,752)	$(344,426)	$(201,787)

The changes in the fair value for the trading securities and security-related receivables, CDO notes payable, and other liabilities for which the fair value option was elected for the years ended December 31, 2014, 2013 and 2012 was primarily attributable to changes in instrument specific credit risks. The changes in the fair value of the CDO notes payable for which the fair value option was elected was due to repayments at par because of OC failures when the CDO notes have a fair value of less than par. The changes in the fair value of derivatives for which the fair value option was elected for the years ended December 31, 2014, 2013 and 2012 was mainly due to changes in interest rates.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2014

(Dollars in thousands, except share and per share amounts)

NOTE 9: VARIABLE INTEREST ENTITIES

The determination of when to consolidate a VIE is based on the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance together with either the obligation to absorb losses or the right to receive benefits that could be significant to the VIE. We evaluated our investments and determined as of December 31, 2014 our consolidated VIEs were: RAIT I, RAIT II, Independence Realty Trust, Inc., Willow Grove and Cherry Hill (RAIT VIE Properties). The following table presents the assets and liabilities of our consolidated VIEs as of each respective date.

	As of December 31, 2014
	RAIT Securitizations	IRT	RAIT VIE Properties	Total
Assets
Investments in mortgages and loans, at amortized cost:
Commercial mortgages, mezzanine loans, other loans and preferred equity interests	$1,535,097	$—	$—	$1,535,097
Allowance for losses	(8,423)	—	—	(8,423)

Total investments in mortgages and loans	1,526,674	—	—	1,526,674
Investments in real estate
Investments in real estate	—	689,112	23,899	713,011
Accumulated depreciation	—	(23,376)	(3,686)	(27,062)

Total investments in real estate	—	665,736	20,213	685,949
Investments in securities and security-related receivables, at fair value	10,995	—	—	10,995
Cash and cash equivalents	—	14,763	216	14,979
Restricted cash	14,715	5,205	244	20,164
Accrued interest receivable	74,904	—	—	74,904
Other assets	136	(420)	6,908	6,624
Deferred financing costs
Deferred financing costs	26,028	3,431	346	29,805
Accumulated amortization	(20,095)	(507)	(239)	(20,841)

Total deferred financing costs	5,933	2,924	107	8,964
Intangible assets
Intangible assets	—	7,596	—	7,596
Accumulated amortization	—	(4,345)	—	(4,345)

Total intangible assets	—	3,251	—	3,251

Total assets	$1,633,357	$691,459	$27,688	$2,352,504

Liabilities and Equity
Indebtedness	$1,315,103	$418,900	$21,280	$1,755,283
Accrued interest payable	670	31	3,661	4,362
Accounts payable and accrued expenses	3	8,371	3,290	11,664
Derivative liabilities	20,051	—	—	20,051
Deferred taxes, borrowers’ escrows and other liabilities	—	1,124	2,950	4,074

Total liabilities	1,335,827	428,426	31,181	1,795,434
Equity:
Shareholders’ equity:
Accumulated other comprehensive income (loss)	(20,788)	—	—	(20,788)
RAIT investment	114,207	71,024	743	185,974
Retained earnings (deficit)	204,111	(16,729)	(4,236)	183,146

Total shareholders’ equity	297,530	54,295	(3,493)	348,332
Noncontroling Interests	—	208,738	—	208,738

Total liabilities and equity	$1,633,357	$691,459	$27,688	$2,352,504

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2014

(Dollars in thousands, except share and per share amounts)

	As of December 31, 2013
	RAIT Securitizations	IRT	RAIT VIE Properties	Taberna	Total
Assets
Investments in mortgages and loans, at amortized cost:
Commercial mortgages, mezzanine loans, other loans and preferred equity interests	$1,617,257	$—	$—	$199,250	$1,816,507
Allowance for losses	(6,347)	—	—	(10,903)	(17,250)

Total investments in mortgages and loans	1,610,910	—	—	188,347	1,799,257
Investments in real estate
Investments in real estate	—	190,097	23,089	—	213,186
Accumulated depreciation	—	(15,775)	(2,763)	—	(18,538)

Total investments in real estate	—	174,322	20,326	—	194,648
Investments in securities and security-related receivables, at fair value	10,904	—	—	555,673	566,577
Cash and cash equivalents	—	3,333	266	—	3,599
Restricted cash	30,738	902	181	8,972	40,793
Accrued interest receivable	55,894	—	—	12,562	68,456
Other assets	—	—	—	—	—
Deferred financing costs
Deferred financing costs	26,028	997	345	—	27,370
Accumulated amortization	(16,784)	(151)	(172)	—	(17,107)

Total deferred financing costs	9,244	846	173	—	10,263
Intangible assets
Intangible assets	—	1,085	—	—	1,085
Accumulated amortization	—	(568)	—	—	(568)

Total intangible assets	—	517	—	—	517

Total assets	$1,717,690	$179,920	$20,946	$765,554	$2,684,110

Liabilities and Equity
Indebtedness (including $377,235 at fair value relating to the Taberna entities)	$1,439,317	$103,303	$21,419	$382,497	$1,946,536
Accrued interest payable	830	32	3,186	69,074	73,122
Accounts payable and accrued expenses	4	2,389	3,295	83	5,771
Derivative liabilities	42,263	—	—	71,060	113,323
Deferred taxes, borrowers’ escrows and other liabilities	(120)	(688)	(4,221)	10,834	5,805

Total liabilities	1,482,294	105,036	23,679	533,548	2,144,557
Equity:
Shareholders’ equity:
Accumulated other comprehensive income (loss)	(43,000)	—	—	(16,684)	(59,684)
RAIT investment	175,167	48,852	742	86,874	311,635
Retained earnings (deficit)	103,229	(3,300)	(3,475)	161,816	258,270

Total shareholders’ equity	235,396	45,552	(2,733)	232,006	510,221
Noncontroling Interests	—	29,332	—	—	29,332

Total liabilities and equity	$1,717,690	$179,920	$20,946	$765,554	$2,684,110

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2014

(Dollars in thousands, except share and per share amounts)

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

NOTE 10: DECONSOLIDATION OF TABERNA VIE’S

On December 19, 2014, our subsidiary, Taberna Capital Management, LLC, or TCM, completed the assignment, or the T8 Assignment, and delegation, or the T9 Delegation, of TCM’s rights and responsibilities as collateral manager under the collateral management agreements for T8 and T9, respectively, to an unaffiliated party. As a result of the T8 Assignment and T9 Delegation, we recorded a gain of $4,549, net of $1,821 severance and other costs in our accompanying consolidated statements of operations. T8 and T9 are two securitizations previously consolidated by us. In addition as a result of the T8 Assignment and the T9 Delegation, we determined that T8 and T9 no longer satisfied the requirements to remain variable interest entities consolidated by us, and we deconsolidated T8 and T9. All assets deconsolidated and related liabilities were removed from our consolidated balance sheet on the date of deconsolidation and we recorded a loss on deconsolidation of $215,804 in our accompanying consolidated statements of operations.

The following tables summarize the balance sheet and statement of operations effects of the deconsolidated VIEs as of the date of the deconsolidation on December 19, 2014 and for the years ended December 31, 2014, 2013 and 2012. The statements of operations components for the respective VIEs were included in our consolidated statement of operations through December 19, 2014 whereas the assets and liabilities have been removed from our consolidated balance sheet as of December 19, 2014. The following table also describes the non-cash changes in our assets and liabilities during 2014 caused by the deconsolidation of these VIEs.

As of December 19, 2014
ASSETS:
Investments in mortgages and loans, net	$43,312
Investments in securities, at fair value	496,587
Restricted cash	4,109
Accrued interest receivable	5,296
Other assets	1,160

Total assets	$550,464

LIABILITIES:
Indebtedness	$274,787
Accrued interest payable	23,273
Accounts payable and accrued expenses	74
Derivative liabilities, at fair value	52,624

Total liabilities	350,758
Accumulated other comprehensive income (loss)	(16,098)

Total liabilities and accumulated other comprehensive income (loss)	334,660

Loss on sale of assets	$215,804

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2014

(Dollars in thousands, except share and per share amounts)

	For the Years Ended December 31
	2014	2013	2012
Revenue:
Investment interest income	$39,551	$48,937	$55,818
Investment interest expense	(16,765)	(18,805)	(19,835)

Net interest margin	22,786	30,132	35,983
Fee and other income	980	1,363	1,478

Total revenue	23,766	31,495	37,461
Expenses:
Compensation expense	1,736	1,672	1,212
General and administrative expense	1,440	1,601	1,750
Depreciation and amortization expense	136	137	208

Total expenses	3,312	3,410	3,170
Operating income	20,454	28,085	34,291
Other income (expense)	(21,500)	—	(1,619)
Gains (losses) on assets	(7,712)	(90)	—
Gains (losses) on deconsolidation of VIEs	(215,804)	—	—
Net gain on sale of collateral management contracts	4,549	—	—
Change in fair value of financial instruments	(106,593)	(322,301)	(192,404)

Income (loss) before taxes	(326,606)	(294,306)	(159,732)
Income tax benefit (provision)	(496)	(714)	(182)

Net income (loss) allocable to common shares	$(327,102)	$(295,020)	$(159,914)

NOTE 11: SERIES D PREFERRED SHARES

On October 1, 2012, we entered into a Securities Purchase Agreement, or the purchase agreement, with ARS VI Investor I, LLC, or the investor, an affiliate of Almanac Realty Investors, LLC, or Almanac. Under the purchase agreement, we were required to issue and sell to the investor on a private placement basis from time to time in a period up to two years, and the investor was obligated to purchase from us, for an aggregate purchase price of $100,000, or the total commitment, the following securities, in the aggregate: (i) 4,000,000 Series D Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share, of RAIT, or the Series D preferred shares, (ii) common share purchase warrants, or the warrants, initially exercisable for 9,931,000 of our common shares, or the common shares, and (iii) common share appreciation rights, or the investor SARs initially with respect to up to 6,735,667 common shares. We are not obligated to issue any common shares upon exercise of the warrants if the issuance of such common shares would exceed that number of common shares which we may issue upon exercise of the warrants without requiring shareholder approval under the NYSE listing requirements. We will pay cash or issue a 180 day unsecured promissory note, or a combination of the foregoing, equal to the market value of any common shares it cannot issue as a result of this prohibition. The investor SARs are settled only in cash and not in common shares. These securities are issuable on a pro rata basis based on the percentage of the total commitment drawn down at the relevant closing under the purchase agreement. We used the proceeds received under the purchase agreement to fund our loan origination and investment activities, including CMBS and bridge lending.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2014

(Dollars in thousands, except share and per share amounts)

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

As of December 31, 2014, the following RAIT securities have been issued pursuant to the purchase agreement, in the aggregate: (i) 4,000,000 Series D Preferred Shares; (ii) warrants exercisable for 9,931,000 common shares (which have subsequently adjusted to 10,479,889 shares as of the date of the filing of this report); and (iii) investor SARs exercisable with respect to 6,735,667 common shares (which have subsequently adjusted to 7,107,948.84 shares as of the date of the filing of this report). The number of common shares underlying the warrants and investor SARs and relevant exercise price are subject to further adjustment in defined circumstances. At December 31, 2014, the aggregate purchase price paid for the securities issued is $100,000.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2014

(Dollars in thousands, except share and per share amounts)

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

Accounting Treatment

The accounting treatment for the Series D Preferred Shares differs from the accounting treatment of our other preferred share instruments. Based on accounting standards, the Series D Preferred Shares were determined not to be classified as equity as they contain redemption features that are not solely in our control. In addition, the Series D Preferred Shares were considered not to be classified as a liability because they are not mandatorily redeemable. As a result, the Series D Preferred shares are presented in the mezzanine section of the balance sheet, between liabilities and equity. Any costs and the initial value of the warrants and investor SARs are recorded as a discount on the Series D Preferred Shares and that discount will be amortized to earnings over the respective term.

The warrants and investor SARs were both determined to be classified as liabilities and had a combined fair value of $35,384, as of December 31, 2014. The warrants contain a put feature which can only be settled by paying cash or issuing a note (i.e. transferring assets). This put feature is a distinguishing characteristic for liability classification. The investor SARs, according to their terms, can only be settled in cash or the issuance of a note payable to the investor. This requirement for cash settlement is also a distinguishing characteristic for liability classification. As a result, the initial fair value of the warrants and investor SARs are recorded as a liability and re-measured at each reporting period until the warrants and investor SARs are settled. Changes in fair value will be recorded in earnings as a component of the change in fair value of financial instruments in the consolidated statement of operations.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2014

(Dollars in thousands, except share and per share amounts)

During the period from the effective date of the purchase agreement through December 31, 2014, we sold the following securities to the investor for an aggregate purchase price of $100.0 million: (i) 4,000,000 Series D Preferred Shares, (ii) warrants exercisable for 9,931,000 common shares (which have subsequently adjusted to 10,479,889 shares as of the date of filing this report); and (iii) investor SARs exercisable with respect to 6,735,667 common shares (which have subsequently adjusted to 7,107,948.84 shares as of the date of filing this report). The following table summarizes the sales activity of the Series D Preferred Shares from the effective date of the agreement through December 31, 2014:

Aggregate purchase price		$100,000
Initial value of warrants and investor SARs issued to-date	(21,805)
Costs incurred	(6,384)

Total discount		(28,189)
Discount amortization to-date		7,497

Carrying amount of Series D Preferred Shares		$79,308

NOTE 12: SHAREHOLDERS’ EQUITY

Preferred Shares

In 2004, we issued 2,760,000 shares of our 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, or Series A Preferred Shares. The Series A Preferred Shares accrue cumulative cash dividends at a rate of 7.75% per year of the $25.00 liquidation preference, equivalent to $1.9375 per year per share. Dividends are payable quarterly in arrears at the end of each March, June, September and December. The Series A Preferred Shares have no maturity date and we are not required to redeem the Series A Preferred Shares at any time. On or after March 19, 2009, we may, at our option, redeem the Series A Preferred Shares, in whole or part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.

In 2004, we issued 2,258,300 shares of our 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest, or Series B Preferred Shares. The Series B Preferred Shares accrue cumulative cash dividends at a rate of 8.375% per year of the $25.00 liquidation preference, equivalent to $2.09375 per year per share. Dividends are payable quarterly in arrears at the end of each March, June, September and December. The Series B Preferred Shares have no maturity date and we are not required to redeem the Series B Preferred Shares at any time. On or after October 5, 2009, we may, at our option, redeem the Series B Preferred Shares, in whole or part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2014

(Dollars in thousands, except share and per share amounts)

At Market Issuance Sales Agreement (ATM)

On June 13, 2014, we entered into an At Market Issuance Sales Agreement, or the 2014 Preferred ATM agreement, with MLV & Co. LLC, or MLV, providing that, from time to time during the term of the 2014 Preferred ATM agreement, on the terms and subject to the conditions set forth therein, we may issue and sell through MLV, up to $150,000 aggregate amount of preferred shares. With respect to each series of preferred shares, the maximum amount issuable is as follows: 4,000,000 Series A Preferred Shares, 1,000,000 Series B Preferred Shares, and 1,000,000 Series C Preferred Shares. Unless the 2014 Preferred ATM agreement is earlier terminated by MLV or us, the 2014 Preferred ATM agreement automatically terminates upon the issuance and sale of all of the Series A Preferred Shares, Series B Preferred Shares, and Series C Preferred Shares subject to the 2014 Preferred ATM agreement. During the period from the effective date of the 2014 Preferred ATM agreement through December 31, 2014, pursuant to the 2014 Preferred ATM agreement, we issued a total of 706,281 Series A Preferred Shares at a weighted-average price of $23.91 and we received $16,447 of net proceeds. We did not issue any Series B Preferred Shares or Series C Preferred Shares during the year ended December 31, 2014. As of December 31, 2014, 3,293,719, 1,000,000, and 1,000,000 Series A Preferred Shares, Series B Preferred Shares, and Series C Preferred Shares, respectively, remain available for issuance under the 2014 Preferred ATM agreement.

On June 13, 2014, we amended our declaration of trust to reclassify and designate an additional 3,309,288 of our unclassified preferred shares of beneficial interest, par value $0.01 per share, as 3,309,288 Series A Preferred Shares. This reclassification increased the number of shares classified as Series A Preferred Shares from 4,760,000 shares to 8,069,288 shares. This reclassification decreased the number of unclassified preferred shares from 4,340,000 shares to 1,030,712 shares. We engaged in this reclassification in order to authorize additional Series A Preferred Shares issuable under the 2014 Preferred ATM Agreement.

On May 21, 2012, we entered into an At Market Issuance Sales Agreement, or the 2012 Preferred ATM agreement, with MLV & Co. LLC, or MLV, providing that, from time to time during the term of the 2012 Preferred ATM agreement, on the terms and subject to the conditions set forth therein, we may issue and sell through MLV, up to 2,000,000 Series A Preferred Shares, up to 2,000,000 Series B Preferred Shares, and up to 2,000,000 Series C Preferred Shares. Unless the 2012 Preferred ATM agreement is earlier terminated by MLV or us, the 2012 Preferred ATM agreement automatically terminates upon the issuance and sale of all of the Series A Preferred Shares, Series B Preferred Shares, and Series C Preferred Shares subject to the 2012 Preferred ATM agreement. During the year ended December 31, 2013, pursuant to the 2012 Preferred ATM agreement we issued a total of 945,000 Series A Preferred Shares at a weighted-average price of $23.92 per share and we received $21,829 of net proceeds. We did not issue any Series B Preferred Shares or Series C Preferred Shares during the year ended December 31, 2013. On January 10, 2014, we agreed with MLV to terminate the 2012 Preferred ATM agreement. We did not incur any termination penalties as a result of the termination of the 2012 Preferred ATM agreement. As of the termination date, pursuant to the 2012 Preferred ATM agreement, we had sold 1,309,288 Series A Preferred Shares and 690,712 Series A Preferred Shares remained unsold, we had sold 30,165 Series B Preferred Shares and 1,969,835 Series B Preferred Shares remained unsold and we had sold 40,100 Series C Preferred Shares and 1,959,900 Series C Preferred Shares remained unsold.

Common Shares

Share Issuances:

Dividend reinvestment and share purchase plan (DRSPP). We have a dividend reinvestment and share purchase plan, or DRSPP, under which we registered and reserved for issuance, in the aggregate,

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2014

(Dollars in thousands, except share and per share amounts)

10,500,000 common shares. During the year ended December 31, 2014, we issued a total of 7,281 common shares pursuant to the DRSPP at a weighted-average price of $7.94 per share and we received $58 of net proceeds. As of December 31, 2014, 7,770,539 common shares, in the aggregate, remain available for issuance under the DRSPP.

Capital on Demand™ Sales Agreement (COD). On November 21, 2012, we entered into a Capital on Demand™ Sales Agreement, or the COD sales agreement, with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we may issue and sell up to 10,000,000 of our common shares from time to time through JonesTrading acting as agent and/or principal, subject to the terms and conditions of the COD sales agreement. Unless the COD sales agreement is earlier terminated by JonesTrading or us, the COD sales agreement automatically terminates upon the issuance and sale of all of the common shares subject to the COD sales agreement. During the period from the effective date of the COD sales agreement through December 31, 2014, we issued a total of 2,081,081 common shares pursuant to this agreement at a weighted-average price of $7.96 per share and we received $16,139 of net proceeds. As of December 31, 2014, 7,918,919 common shares, in the aggregate, remain available for issuance under the COD sales agreement.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2014

(Dollars in thousands, except share and per share amounts)

Dividends

The following tables summarize the dividends we declared or paid during the years ended December 31, 2014 and 2013:

	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	For the Year Ended December 31, 2014
Series A Preferred Shares
Date declared	1/29/14	5/13/14	7/29/14	10/28/14
Record date	3/3/14	6/2/14	9/2/14	12/1/14
Date paid	3/31/14	6/30/14	9/30/14	12/31/14
Total dividend amount	$1,971	$1,971	$1,971	$2,313	$8,226
Series B Preferred Shares
Date declared	1/29/14	5/13/14	7/29/14	10/28/14
Record date	3/3/14	6/2/14	9/2/14	12/1/14
Date paid	3/31/14	6/30/14	9/30/14	12/31/14
Total dividend amount	$1,198	$1,198	$1,198	$1,198	$4,792
Series C Preferred Shares
Date declared	1/29/14	5/13/14	7/29/14	10/28/14
Record date	3/3/14	6/2/14	9/2/14	12/1/14
Date paid	3/31/14	6/30/14	9/30/14	12/31/14
Total dividend amount	$910	$910	$910	$910	$3,640
Series D Preferred Shares
Date declared	1/29/14	5/13/14	7/29/14	10/28/14
Record date	3/3/14	6/2/14	9/2/14	12/1/14
Date paid	3/31/14	6/30/14	9/30/14	12/31/14
Total dividend amount	$1,255	$1,875	$1,875	$1,875	$6,880
Common shares
Date declared	3/18/14	6/12/14	9/15/14	12/18/14
Record date	4/4/14	7/11/14	10/7/14	1/9/15
Date paid	4/30/14	7/31/14	10/31/14	1/30/15
Dividend per share	$0.17	$0.18	$0.18	$0.18	$0.71
Total dividend declared	$13,882	$14,738	$14,741	$14,740	$58,101

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2014

(Dollars in thousands, except share and per share amounts)

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

On February 10, 2015, our board of trustees declared a first quarter 2015 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares and $0.5546875 per share on our 8.875% Series C Preferred Shares, and $0.4687500 per share on our Series D Preferred Shares. The dividends will be paid on March 31, 2015 to holders of record on March 2, 2015.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2014

(Dollars in thousands, except share and per share amounts)

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive loss by component for the year ended December 31, 2014:

	Interest Rate Hedges	Available- For-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance as of December 31, 2013	$(59,684)	$(3,583)	$(543)	$(63,810)
Other comprehensive income (loss) before reclassifications	(1,378)	3,583	543	2,748
Amounts reclassified from accumulated other comprehensive income (loss)	40,274	—	—	40,274

Net current period other comprehensive income	38,896	3,583	543	43,022

Balance as of December 31, 2014	$(20,788)	$—	$—	$(20,788)

Noncontrolling Interests

On August 16, 2013, our subsidiary, Independence Realty Trust, Inc., or IRT, completed an underwritten public offering of 4,000,000 shares of IRT common stock at a price of $8.50 per share and received total gross proceeds of $34,000. All of the shares were offered by IRT. The net proceeds of the offering were $31,096 after deducting underwriting discounts and commissions and offering expenses. During the year ended December 31, 2013, IRT used a portion of net proceeds of its offering to redeem all of its and its operating partnership’s outstanding preferred securities, including $3,500 of series B units of IRT’s operating partnership held by us. We held 5,764,900 shares of IRT common stock representing 59.7% of the outstanding shares of IRT common stock as of December 31, 2013. We consolidated IRT in our financial results as of December 31, 2013. During the year ended December 31, 2013, we charged off $3,885 of organizational and offering expenses, which is included in Other income (expense) on the accompanying consolidated statements of operations, we incurred with the non-traded offering of IRT prior to its public offering in August 2013.

On January 29, 2014, IRT completed an underwritten public offering selling 8,050,000 shares of IRT common stock for $8.30 per share raising net proceeds of $62,718. We purchased 1,204,819 shares of common stock in the offering, at the public offering price, for which no underwriting discounts and commissions were paid to the underwriters. On July 21, 2014, IRT completed an underwritten public offering selling 8,050,000 shares of IRT common stock for $9.50 per share raising net proceeds of $72,002. We purchased 300,000 shares of common stock in the offering, at the public offering price, for which no underwriting discounts and commissions were paid to the underwriters. On November 25, 2014, IRT completed an underwritten public offering selling 6,000,000 shares of IRT common stock for $9.60 per share raising estimated net proceeds of $54,704. As of December 31, 2014 and 2013, we held 7,269,719 and 5,764,900 shares, respectively, of IRT common stock representing 22.9% and 59.7%, respectively, of the outstanding shares of IRT common stock. As of December 31, 2014, we continue to consolidate IRT, as it is a VIE and we are the primary beneficiary, in our financial results. See Note 9 for additional disclosures pertaining to VIEs.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2014

(Dollars in thousands, except share and per share amounts)

NOTE 13: SHARE-BASED COMPENSATION AND EMPLOYEE BENEFITS

We maintain the RAIT Financial Trust 2012 Incentive Award Plan (the “Incentive Award Plan”). The maximum aggregate number of common shares that may be issued pursuant to the Incentive Award Plan is 4,000,000. As of December 31, 2014, 2,314,235 common shares are available for issuance under this plan.

On February 10, 2015, the compensation committee awarded 48,405 common share awards, valued at $350 using our closing stock price of $7.23, to the board’s non-management trustees. These awards vested immediately. On February 10, 2015, the compensation committee awarded 338,500 restricted common share awards, valued at $2,447 using our closing stock price of $7.23, to our executive officers and non-executive officer employees. These awards generally vest over three-year periods.

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

During the years ended December 31, 2014 and 2013, there were no phantom units redeemed for common shares and during the year ended December 31, 2012 there were 220,823 phantom units redeemed for common shares. There were no phantom units forfeited during the years ended December 31, 2014, 2013 and 2012. As of December 31, 2014, there were no phantom units outstanding and as of December 31, 2013 there were 195,943 phantom units outstanding. As of December 31, 2014 and 2013, there was no deferred compensation cost relating to unvested awards and there was no remaining vesting period.

On February 10, 2015, the compensation committee awarded 1,177,500 SARs, valued at $1,126 based on a Black-Scholes option pricing model at the date of grant, to our executive officers and non-executive officer employees. The SARs vest over a three-year period and may be exercised between the date of vesting and February 10, 2020, the expiration date of the SARs.

On January 29, 2014, the compensation committee awarded 895,100 SARs, valued at $1,182 based on a Black-Scholes option pricing model at the date of grant, to our executive officers and non-executive officer employees. The SARs vest over a three-year period and may be exercised between the date of vesting and January 29, 2019, the expiration date of the SARs.

On January 29, 2013, the compensation committee awarded 1,127,500 SARs, valued at $1,332 based on a Black-Scholes option pricing model at the date of grant, to our executive officers and non-executive officer

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2014

(Dollars in thousands, except share and per share amounts)

employees. The SARs vest over a three-year period and may be exercised between the date of vesting and January 29, 2018, the expiration date of the SARs.

On January 24, 2012, the compensation committee awarded 2,172,000 SARs, valued at $6,091 based on a Black-Scholes option pricing model at the date of grant, to our executive officers and non-executive officer employees. The SARs vest over a three-year period and may be exercised between the date of vesting and January 24, 2017, the expiration date of the SARs.

A summary of the SARs activity of the Incentive Award Plan is presented below.

	2014		2013		2012
	SARs	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price
Outstanding, January 1,	2,689,458	$6.18	2,185,750	$5.68	—	$—
Granted	895,100	8.29	1,127,500	6.89	2,197,000	5.68
Expired	—	—	—	—	—	—
Exercised	(711,750)	5.74	(363,334)	5.68	—	—
Forfeited	(92,566)	7.67	(260,458)	5.74	(11,250)	5.68

Outstanding, December 31,	2,780,242	$6.92	2,689,458	$6.18	2,185,750	$5.68

SARs exercisable at December 31,	647,958		333,667		—

As of December 31, 2014, our closing common stock price was $7.67, which exceeded certain of the exercise prices of the SARs. The total intrinsic value of these SARs outstanding and exercisable at December 31, 2014 was $885. As of December 31, 2014, the deferred compensation cost relating to unvested SARs was $1,068.

Our assumptions used in computing the fair value of the SARs at the dates of their respective awards, using the Black-Scholes Option Pricing Model, were as follows:

	For the Years Ended December 31
	2014	2013	2012
Stock Price	$8.29	$6.89	$5.68
Strike Price	$8.29	$6.89	$5.68
Risk-free interest rate	1.5%	0.9%	1.0%
Dividend yield	7.7%	5.8%	4.5%
Volatility	31%	30%	76%
Expected term	5.0 years	5.0 years	5.0 years

The stock price used was based on the closing price on the date of the award. The strike price used is the strike price in the respective SAR awards, which was based on the closing price on the date of the award. The risk free rate represents the U.S. Treasury rate for the 5 year term of the SARs. The dividend yield was the dividend yield at the time of the SAR awards. In estimating volatility, management used recent historical volatility as a proxy for expected future volatility.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2014

(Dollars in thousands, except share and per share amounts)

The following table summarizes information about the SARs outstanding and exercisable as of December 31, 2014:

	SARs Outstanding			SARs Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$5.68	887,500	2.1 years	$5.68	313,333	2.1 years	$5.68
$6.89	1,059,792	3.1 years	$6.89	334,625	3.1 years	$6.89
$8.29	832,950	4.1 years	$8.29	—	—	$—

$5.68—8.29	2,780,242	3.1 years	$6.92	647,958	2.6 years	$6.30

A summary of the restricted common share awards as of December 31, 2014 and 2013 of the Incentive Award Plan is presented below.

	2014		2013
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance, January 1,	365,667	$6.89	—	$—
Granted	335,917	8.29	420,364	6.90
Vested	(165,634)	7.25	(50,114)	6.98
Forfeited	(80,033)	7.60	(4,583)	6.89

Balance, December 31,	455,917	$7.67	365,667	$6.89

As of December 31, 2014, the deferred compensation cost relating to unvested restricted common share awards was $2,097. The estimated fair value of restricted common share awards vested during 2014 was $1,201.

Stock Options

We have granted to our officers, trustees and employees options to acquire common shares. The vesting period is determined by the compensation committee and the option term is generally ten years after the date of grant. As of December 31, 2014, there were no options outstanding and as of December 31, 2013, there were 5,749 options outstanding.

A summary of the options activity of the Incentive Award Plan is presented below.

	2014		2013		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, January 1,	5,749	$79.20	32,265	$70.38	38,932	$68.34
Expired	5,749	79.20	26,516	68.46	6,667	58.49
Exercised	—	—	—	—	—	—

Outstanding, December 31,	—	$—	5,749	$79.20	32,265	$70.38

Options exercisable at December 31,	—		5,749		32,265

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2014

(Dollars in thousands, except share and per share amounts)

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2014	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding at December 31, 2013	Weighted Average Exercise Price

$79.20	—	—	$—	5,749	0.1 years

We did not grant options during the three years ended December 31, 2014.

During the years ended December 31, 2014, 2013 and 2012, we recorded compensation expense of $4,407, $3,441, and $2,208, respectively, associated with our stock based compensation.

Independence Realty Trust, Inc.

On February 18, 2015, the compensation committee of IRT awarded 100,000 shares of IRT restricted common stock, valued at $935 using IRT’s closing stock price of $9.35, to persons affiliated with IRT’s advisor, including their executive officers. These awards generally vest over three-year periods.

On January 31, 2014, the compensation committee of IRT awarded 40,000 shares of IRT restricted common stock, valued at $328 using IRT’s closing stock price of $8.20, to persons affiliated with IRT’s advisor, including their executive officers. These awards generally vest over three-year periods.

On February 18, 2014, the compensation committee of IRT awarded 300,000 stock appreciation rights, or IRT SARs, valued at $220 based on a Black-Scholes option pricing model at the date of grant, to persons affiliated with IRT’s advisor, including their executive officers. The IRT SARs vest over a three-year period and may be exercised between the date of vesting and February 18, 2020, the expiration date of the IRT SARs.

On January 31, 2014, the compensation committee of IRT awarded 80,000 stock appreciation rights, or IRT SARs, valued at $49 based on a Black-Scholes option pricing model at the date of grant, to persons affiliated with IRT’s advisor, including their executive officers. The IRT SARs vest over a three-year period and may be exercised between the date of vesting and January 31, 2019, the expiration date of the IRT SARs.

Employee Benefits

401(k) Profit Sharing Plan

We maintain a 401(k) profit sharing plan (the RAIT 401(k) Plan) for the benefit of our eligible employees. The RAIT 401(k) Plan offers eligible employees the opportunity to make long-term investments on a regular basis through salary contributions, which are supplemented by our matching cash contributions and potential profit sharing payments. We provide a cash match of the employee contributions up to 4% of employee compensation, which is capped at certain IRS limits, and may pay an additional 2% of eligible compensation as discretionary cash profit sharing payments. Any matching contribution made by RAIT pursuant to the RAIT 401(k) Plan vests 33% per year of service.

During the years ended December 31, 2014, 2013 and 2012, we recorded $551, $435, and $478 of contributions which is included in compensation expense on the accompanying consolidated statements of operations. During the years ended December 31, 2014, 2013, and 2012, we did not make any discretionary cash profit sharing contributions.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2014

(Dollars in thousands, except share and per share amounts)

NOTE 14: EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three years ended December 31, 2014:

	For the Years Ended December 31
	2014	2013	2012
Net income (loss)	$(289,975)	$(285,364)	$(168,341)
(Income) loss allocated to preferred shares	(28,993)	(22,616)	(14,660)
(Income) loss allocated to noncontrolling interests	464	(28)	196

Net income (loss) allocable to common shares	$(318,504)	$(308,008)	$(182,805)

Weighted-average shares outstanding—Basic	81,328,129	67,814,316	48,746,761
Dilutive securities under the treasury stock method	—	—	—

Weighted-average shares outstanding—Diluted	81,328,129	67,814,316	48,746,761

Earnings (loss) per share—Basic:
Earnings (loss) per share—Basic	$(3.92)	$(4.54)	$(3.75)

Earnings (loss) per share—Diluted:
Earnings (loss) per share—Diluted	$(3.92)	$(4.54)	$(3.75)

For the years ended December 31, 2014, 2013 and 2012, convertible senior notes, unvested restricted common share awards, warrants and investor SARs, SARs and stock options issued to employees convertible into 31,816,146, 18,026,169, and 22,282,205, common shares, respectively, were excluded from the earnings (loss) per share computations because their effect would have been anti-dilutive.

NOTE 15: INCOME TAXES

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2014

(Dollars in thousands, except share and per share amounts)

are eliminated as IRT is included in the consolidated group. Nonetheless, all income taxes are expensed and are paid by the TRSs in the year in which the revenue is received. These income taxes are not eliminated when the related revenue is eliminated in consolidation.

The components of the provision for income taxes as it relates to our taxable income from domestic TRSs during the years ended December 31, 2014, 2013 and 2012 includes the effects of our performance of a portion of TRS services in a foreign jurisdiction that does not incur income taxes.

Certain TRS entities are domiciled in the Cayman Islands and, accordingly, taxable income generated by these entities may not be subject to local income taxation, but generally will be included in our income on a current basis as SubPart F income, whether or not distributed. Upon distribution of any previously included SubPart F income by these entities, no incremental U.S. federal, state, or local income taxes would be payable by us. Accordingly, no provision for income taxes has been recorded for these foreign TRS entities for the years ended December 31, 2014, 2013 and 2012.

The components of the income tax benefit (provision) as it relates to our taxable income (loss) from domestic and foreign TRSs during the years ended December 31, 2014, 2013 and 2012 were as follows:

	For the Year Ended December 31, 2014
	Federal	State and Local	Foreign	Total
Current benefit (provision)	$(110)	$(69)	$—	$(179)
Deferred benefit (provision)	2,438	(112)	—	2,326

Income tax benefit (provision)	$2,328	$(181)	$—	$2,147

	For the Year Ended December 31, 2013
	Federal	State and Local	Foreign	Total
Current benefit (provision)	$(245)	$(157)	$—	$(402)
Deferred benefit (provision)	2,319	1,016	—	3,335

Income tax benefit (provision)	$2,074	$859	$—	$2,933

	For the Year Ended December 31, 2012
	Federal	State and Local	Foreign	Total
Current benefit (provision)	$(68)	$(13)	$40	$(41)
Deferred benefit (provision)	422	228	(25)	625

Income tax benefit (provision)	$354	$215	$15	$584

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2014

(Dollars in thousands, except share and per share amounts)

A reconciliation of the income tax benefit (provision) based upon the statutory tax rates to the effective rates of our taxable REIT subsidiaries is as follows for the years ended December 31, 2014, 2013 and 2012:

	For the Years Ended December 31
	2014	2013	2012
Federal statutory rate	$3,171	$(3,417)	$(598)
State statutory, net of federal benefit	(157)	577	139
Change in valuation allowance	986	6,113	1,380
Permanent items	(82)	(34)	(19)
Penalties associated with SEC settlement	(1,750)	—	—
Other	(21)	(306)	(318)

Income tax benefit (provision)	$2,147	$2,933	$584

Significant components of our deferred tax assets (liabilities), at our TRSs, are as follows as of December 31, 2014 and 2013:

Deferred tax assets (liabilities):	As of December 31, 2014	As of December 31, 2013
Net operating losses, at TRSs	$15,295	$14,832
Unrealized losses	10,731	10,731
Other	1,738	1,455

Total deferred tax assets	27,764	27,018
Valuation allowance	(17,233)	(18,234)

Net deferred tax assets	$10,531	$8,784

Identified intangibles	(6,511)	—
Accrued interest	(1,432)	(1,235)
Other	(175)	(161)

Deferred tax (liabilities)	(8,118)	(1,396)

Net deferred tax assets (liabilities)	$2,413	$7,388

As of December 31, 2014, we had $32,490 of federal net operating losses, $39,042 of state net operating losses, no foreign net operating losses and no capital losses. The federal net operating losses will begin to expire in 2028, the state net operating losses will begin to expire in 2017. We have concluded that it is not more likely than not that $11,747 of federal net operating losses and $25,088 of state net operating losses will be utilized during their respective carry forward periods and, as such, we have established a valuation allowance against these deferred tax assets.

The accounting guidance for income taxes clarifies the accounting for uncertainty in income taxes, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also provides rules on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2014

(Dollars in thousands, except share and per share amounts)

have no uncertain tax positions for the years ending December 31, 2014, 2013, 2012 and 2011. Income tax returns are filed in multiple jurisdictions and are subject to examination by taxing authorities. We have open tax years from 2010 through 2014 with various jurisdictions. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations.

NOTE 16: RELATED PARTY TRANSACTIONS

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

Andrew M. Silberstein serves as a trustee on our board of trustees, as designated pursuant to the purchase agreement with ARS VI Investor I, LLC. Mr. Silberstein is an equity owner of Almanac and an officer of the investor and holds indirect equity interests in the investor. The transactions pursuant to the purchase agreement are described above in Note 11. Also, Almanac receives fees in connection with its investments made pursuant to the purchase agreement. In addition, until December 19, 2014, TCM received fees for managing T1 which was collateralized, in part, by $25,000 of TruPS issued by Advance Realty Group, or ARG. An affiliate of Almanac owns an interest in ARG and Almanac receives fees in connection with this interest. As of December 19, 2014, TCM delegated its collateral management rights to an unaffiliated third party. As a result, we do not expect to treat transactions arising out of T1’s interest in ARG as related party transactions after December 19, 2014.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2014

(Dollars in thousands, except share and per share amounts)

NOTE 17: SUPPLEMENTAL DISCLOSURE TO STATEMENT OF CASH FLOWS

The following are supplemental disclosures to the statements of cash flows for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Cash paid for interest	$67,960	$32,662	$26,393
Cash paid (refunds received) for taxes	262	(595)	(589)
Non-cash increase in investments in real estate from conversion of loans	74,530	51,974	27,400
Non-cash increase in non-controlling interests from property acquisition	11,961	1,618	—
Non-cash increase (decrease) in indebtedness from conversion to shares or debt extinguishments	5,370	(7,131)	(1,574)
Non-cash increase in indebtedness from the assumption of debt from property acquisitions	289,292	—	—
Non-cash increase in other assets from business combination	3,052	8,778	—
Non-cash increase in intangible assets from business combination	—	19,050	—
Non-cash increase in indebtedness from business combination	—	2,500	—
Non-cash increase in accounts payable and accrued expenses from business combination	—	4,848	—
Non-cash increase in deferred taxes, borrowers’ escrows and other liabilities from business combination	—	8,502	—
Non-cash decrease in investment in mortgages and loans from deconsolidation of VIEs	(43,312)	—	—
Non-cash decrease in investment in securities and security-related receivables from deconsolidation of VIEs	(496,587)	—	—
Non-cash decrease in restricted cash from deconsolidation of VIEs	(4,109)	—	—
Non-cash decrease in accrued interest receivable from deconsolidation of VIEs	(5,296)	—	—
Non-cash decrease in other assets from deconsolidation of VIEs	(1,160)	—	—
Non-cash decrease in indebtedness from deconsolidation of VIEs	(274,787)	—	—
Non-cash decrease in accrued interest payable from deconsolidation of VIEs	(23,273)	—	—
Non-cash decrease in accounts payable and accrued expenses from deconsolidation of VIEs	(74)	—	—
Non-cash decrease in derivative liabilities from deconsolidation of VIEs	(52,624)	—	—
Non-cash decrease in shareholders’ equity from deconsolidation of VIEs	(199,706)	—	—

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2014

(Dollars in thousands, except share and per share amounts)

NOTE 18: QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes our quarterly financial data which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our results of operations:

	For the Three-Month Periods Ended
	March 31	June 30	September 30	December 31
2014:
Total revenue	$67,308	$73,256	$75,293	$73,857
Change in fair value of financial instruments	(24,139)	(25,071)	(10,223)	(39,319)
Net income (loss)	(7,423)	(19,010)	(16,462)	(247,080)
Net income (loss) allocable to common shares	(14,587)	(25,650)	(23,266)	(255,001)
Total earnings (loss) per share—Basic (a)	$(0.18)	$(0.31)	$(0.28)	$(3.11)
Total earnings (loss) per share—Diluted (a)	$(0.18)	$(0.31)	$(0.28)	$(3.11)
2013:
Total revenue	$58,251	$58,622	$62,395	$67,607
Change in fair value of financial instruments	(99,757)	(76,020)	(24,659)	(143,990)
Net income (loss)	(85,341)	(60,338)	(11,135)	(128,550)
Net income (loss) allocable to common shares	(90,532)	(65,877)	(17,106)	(134,493)
Total earnings (loss) per share—Basic (a)	$(1.50)	$(0.94)	$(0.24)	$(1.90)
Total earnings (loss) per share—Diluted (a)	$(1.50)	$(0.94)	$(0.24)	$(1.90)

(a)	The summation of quarterly per share amounts do not equal the full year amounts.

NOTE 19: SEGMENT REPORTING

As a group, our executive officers act as the Chief Operating Decision Maker (“CODM”). The CODM reviews operating results of our reportable segments to make decisions about investments and resources and to assess performance for each of these reportable segments. We conduct our business through the following reportable segments:

•	Our real estate lending, owning and managing segment concentrates on lending, owning and managing commercial real estate assets throughout the United States. The form of our investment may range from first mortgage loans to equity ownership of a commercial real estate property. We manage our investments in-house through our asset management and property management professionals.

•	Our Independence Realty Trust (IRT) segment concentrates on the ownership of apartment properties in opportunistic markets throughout the United States. As of December 31, 2014, IRT owns properties totaling $689.1 million in gross real estate investments, before accumulated depreciation.

•	Our Taberna Securitization segment includes the ownership and management of three real estate trust preferred securitizations, two of which we consolidate. Up to December 19, 2014, we managed these securitizations and received fees for services provided. On December 19, 2014, we sold these remaining collateral management contracts and deconsolidated the securitizations from our financial statements.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2014

(Dollars in thousands, except share and per share amounts)

The following tables present segment reporting:

	Real Estate Lending Owning and Management	IRT	Taberna	Eliminations (a)	Consolidated
Year Ended December 31, 2014:
Net interest margin	$100,197	$—	$22,786	$(19,874)	$103,109
Rental income	113,122	49,203	—	—	162,325
Fee and other income	32,166	—	980	(8,866)	24,280
Provision for losses	(5,500)	—	—	—	(5,500)
Depreciation and amortization expense	(44,128)	(12,520)	(136)	—	(56,784)
Operating income	22,745	45	20,454	(1,012)	42,232
Change in fair value of financial instruments	7,841	—	(106,593)	—	(98,752)
Income tax benefit (provision)	2,643	—	(496)	—	2,147
Net income (loss)	40,396	2,944	(327,102)	(6,213)	(289,975)

Year Ended December 31, 2013:
Net interest margin	$99,197	$—	$30,132	$(25,477)	$103,852
Rental income	94,281	19,943	—	—	114,224
Fee and other income	30,864	—	1,363	(3,428)	28,799
Provision for losses	(3,000)	—	—	—	(3,000)
Depreciation and amortization expense	(31,543)	(4,413)	(137)	—	(36,093)
Operating income	36,876	1,272	28,085	(1,330)	64,903
Change in fair value of financial instruments	(22,125)	—	(322,301)	—	(344,426)
Income tax benefit (provision)	3,647	—	(714)	—	2,933
Net income (loss)	13,320	1,274	(295,020)	(4,938)	(285,364)

Year Ended December 31, 2012:
Net interest margin	$75,808	$—	$35,983	$(27,646)	$84,145
Rental income	87,243	16,629	—	—	103,872
Fee and other income	14,135	—	1,478	(2,846)	12,767
Provision for losses	(2,000)	—	—	—	(2,000)
Depreciation and amortization expense	(27,663)	(3,466)	(208)	—	(31,337)
Operating income	(1,858)	427	34,291	(2,312)	30,548
Change in fair value of financial instruments	(9,383)	—	(192,404)	—	(201,787)
Income tax benefit (provision)	766	—	(182)	—	584
Net income (loss)	(3,057)	427	(159,914)	(5,797)	(168,341)

Balance Sheet—December 31, 2014:
Investment in mortgages and loans	$1,421,293	$—	$—	$(38,075)	$1,383,218
Investments in real estate, net of accumulated depreciation	1,006,235	665,736	—	—	1,671,971
Investments in securities and security-related receivables, at fair value	17,573	—	13,839	—	31,412
Total assets	2,843,377	694,150	14,459	(38,511)	3,513,475

Balance Sheet—December 31, 2013:
Investment in mortgages and loans	$1,271,425	$—	$188,347	$(360,350)	$1,099,422
Investments in real estate, net of accumulated depreciation	829,865	174,321	—	—	1,004,186
Investments in securities and security-related receivables, at fair value	11,629	—	555,673	—	567,302
Total assets	2,479,722	181,871	760,958	(395,314)	3,027,237

(a)	The transactions that occur between the reportable segments include advisory and property management services, as well as, providing commercial mortgages on our owned real estate.

We have no single customer that accounts for 10% or more of revenue.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2014

(Dollars in thousands, except share and per share amounts)

NOTE 20: OTHER DISCLOSURES

Commitments and Contingencies

Unfunded Loan Commitments

Certain of our commercial mortgages and mezzanine loan agreements contain provisions whereby we are required to advance additional funds to our borrowers for capital improvements and upon the achievement of certain property operating hurdles. As of December 31, 2014, our incremental loan commitments were $14,613, which will be funded from either restricted cash held on deposit or revolving debt capacity dedicated for these purposes.

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

On March 13, 2012, the staff of the SEC notified us that they had initiated a non-public investigation concerning our subsidiary, TCM. The investigation relates to TCM’s receipt of approximately $15,000 of restructuring fees from issuers of securities collateralizing securitizations for which TCM served as collateral manager in connection with certain exchange transactions involving these securities and securitizations. TCM participated in these exchange transactions between March 2, 2009 and November 28, 2012 and has not subsequently participated in any exchange transactions in which it has collected a fee. The SEC staff has issued administrative subpoenas seeking testimony and information from us in connection with this matter, and we are cooperating fully in providing such information.

On September 16, 2014, we reached an agreement in principle with SEC staff to resolve a non-public investigation initiated by the SEC staff regarding our subsidiary, TCM. This agreement in principle remains subject to final documentation and approval by the SEC. Under the terms of the agreement in principle, among other things, TCM will pay $21,500 and RAIT will guarantee this payment obligation. As a result of this agreement in principle, RAIT took a charge of $21,500 in 2014. We cannot assure you that the settlement with the SEC will be finalized and/or approved or that any final settlement will not have different or additional material terms. In addition, two former executive officers and a former employee of RAIT received “Wells Notices” from the SEC staff relating to the subject of such investigation. We cannot provide any assurance what the ultimate resolution of these Wells Notices or any related action will be or whether any such resolution may have an adverse effect on us.

On October 8, 2014, two former executive officers and one former employee of RAIT each received a written “Wells Notice” from the SEC staff. A Wells Notice is neither a formal allegation of wrongdoing nor a

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2014

(Dollars in thousands, except share and per share amounts)

finding that any of the recipients violated any law. Rather, it provides a recipient an opportunity to respond to issues raised by the SEC staff and to present any reasons of law, policy or fact why the SEC staff should not recommend that the SEC initiate an enforcement action. The Wells Notices in this matter indicate the SEC staff has made a preliminary determination to recommend to the SEC that the SEC file an action against each of the named individuals relating to the individuals’ activities on behalf of TCM in connection with the matters that were the subject of the investigation described above. The former executive officers left RAIT as of December 31, 2014 and the former employee left RAIT in 2010.

Lease Obligations

We lease office space in Philadelphia, New York City, and other locations. The annual minimum rent due pursuant to the leases for each of the next five years and thereafter is estimated to be as follows as of December 31, 2014:

2015	$1,953
2016	1,260
2017	1,197
2018	1,209
2019	1,495
Thereafter	19,289

Total	$26,403

Rent expense was $2,439, $2,045, and $1,967 for the years ended December 31, 2014, 2013, and 2012, respectively, and has been included in general and administrative expense or property operating expenses in the accompanying consolidated statements of operations.

RAIT Financial Trust

Schedule II

Valuation and Qualifying Accounts

For the Three Years Ended December 31, 2014

(Dollars in thousands)

	Allowance for Losses
	Balance, Beginning of Period	Additions	Deductions	Balance, End of Period
For the year ended December 31, 2014	$22,955	$5,500	$(19,237)	$9,218

For the year ended December 31, 2013	$30,400	$3,000	$(10,445)	$22,955

For the year ended December 31, 2012	$46,082	$2,000	$(17,682)	$30,400

RAIT Financial Trust

Schedule III

Real Estate and Accumulated Depreciation

As of December 31, 2014

(Dollars in thousands)

			Initial Cost		Cost of Improvements, net of Retirements		Gross Carrying Amount		Accumulated Depreciation- Building	Encumbrances (Unpaid Principal)		Year of Acquisition	Life of Depreciation
Property Name	Description	Location	Land	Building	Land	Building	Land (1)	Building (1)
Willow Grove	Land	Willow Grove, PA	$307	$—	$—	$—	$307	$—	$—	$—		2001	N/A
Cherry Hill	Land	Cherry Hill, NJ	307	—	—	—	307	—	—	—		2001	N/A
Reuss	Office	Milwaukee, WI	4,080	36,720	10	20,962	4,090	57,682	(19,870)	(35,692	)(2)	2004	30
McDowell	Office	Scottsdale, AZ	9,803	55,523	5	6,226	9,808	61,749	(13,416)	(84,609	)(2)	2007	30
Stonecrest	Multi-Family	Birmingham, AL	5,858	23,433	(31)	(105)	5,827	23,328	(4,998)	(25,747	)(3)	2008	30
Crestmont (21)	Multi-Family	Marietta, GA	3,207	12,828	47	525	3,254	13,353	(2,497)	(6,612	)(23)	2008	40
Copper Mill (21)	Multi-Family	Austin, TX	3,420	13,681	52	745	3,472	14,426	(2,746)	(7,200	)(23)	2008	40
Cumberland (21)	Multi-Family	Smyrna, GA	3,194	12,776	(94)	863	3,100	13,639	(2,581)	(6,759	)(23)	2008	40
Heritage Trace (21)	Multi-Family	Newport News, VA	2,642	10,568	31	647	2,673	11,215	(2,150)	(5,388	)(23)	2008	40
Mandalay Bay	Multi-Family	Austin, TX	5,363	21,453	99	942	5,462	22,395	(5,193)	(27,640	)(6)	2008	30
Oyster Point	Multi-Family	Newport News, VA	3,920	15,680	47	744	3,967	16,424	(3,806)	(17,133	)(8)	2008	30
Tuscany Bay	Multi-Family	Orlando, FL	7,002	28,009	122	1,374	7,124	29,383	(6,836)	(29,721	)(9)	2008	30
Corey Landings	Land	St. Pete Beach, FL	21,595	—	—	4,022	21,595	4,022	—	—		2009	N/A
Sharpstown Mall	Retail	Houston, TX	6,737	26,948	—	8,193	6,737	35,141	(7,421)	(52,962	)(2)	2009	30
Belle Creek Apartments (21)	Multi-Family	Henderson, CO	1,890	7,562	—	489	1,890	8,051	(1,372)	(10,575	)(2)	2009	40
Willows	Multi-Family	Las Vegas, NV	2,184	8,737	—	100	2,184	8,837	(1,728)	(11,800	)(2)	2009	30
Regency Meadows	Multi-Family	Las Vegas, NV	1,875	7,499	—	371	1,875	7,870	(1,605)	(10,282	)(2)	2009	30
Executive Center	Office	Milwaukee, WI	1,581	6,324	(50)	3,025	1,531	9,349	(1,945)	(11,750	)(2)	2009	30
Remington	Multi-Family	Tampa, FL	4,273	17,092	—	3,243	4,273	20,335	(4,552)	(24,750	)(2)	2009	30
Desert Wind	Multi-Family	Phoenix, AZ	2,520	10,080	—	334	2,520	10,414	(2,004)	(12,635	)(10)	2009	30
Eagle Ridge	Multi-Family	Colton, CA	3,198	12,792	—	581	3,198	13,373	(2,652)	(16,994	)(11)	2009	30
Emerald Bay	Multi-Family	Las Vegas, NV	6,500	26,000	—	834	6,500	26,834	(5,179)	(27,947	)(12)	2009	30
Grand Terrace	Multi-Family	Colton, CA	4,619	18,477	—	634	4,619	19,111	(3,690)	(23,848	)(13)	2009	30
Las Vistas	Multi-Family	Phoenix, AZ	2,440	9,760	—	441	2,440	10,201	(2,036)	(12,575	)(14)	2009	30
Penny Lane	Multi-Family	Mesa, AZ	1,540	6,160	—	346	1,540	6,506	(1,315)	(9,828	)(15)	2009	30
Sandal Ridge	Multi-Family	Mesa, AZ	1,980	7,920	—	651	1,980	8,571	(1,753)	(11,852	)(16)	2009	30
Long Beach Promenade	Office	Long Beach, CA	860	3,440	—	225	860	3,665	(665)	(5,225	)(2)	2009	30
Murrells Retail Associates	Retail	Myrtle Beach, SC	—	2,500	—	8,573	—	11,073	(2,325)	(30,175	)(2)	2009	30
Preserve @ Colony Lakes	Multi-Family	Stafford, TX	6,720	26,880	—	801	6,720	27,681	(5,000)	(33,381	)(4)	2009	30
English Aire/Lafayette Landing	Multi-Family	Austin, TX	3,440	13,760	—	2,301	3,440	16,061	(3,642)	(18,000	)(2)	2009	30
Tresa at Arrowhead (21)	Multi-Family	Phoenix, AZ	7,080	28,320	—	656	7,080	28,976	(4,262)	(27,500	)(2)	2009	40
Mineral Business Center	Office	Denver, CO	1,940	7,760	—	502	1,940	8,262	(1,487)	(11,300	)(2)	2009	30
1501 Yamato Road	Office	Boca Raton, FL	8,200	32,800	—	5,521	8,200	38,321	(7,218)	(54,951	)(7)	2009	30
Blair Mill	Office	Willow Grove, PA	2,280	9,120	—	872	2,280	9,992	(1,729)	(11,245	)(2)	2010	30
Pine Tree	Office	Cherry Hill, NJ	1,980	7,920	—	1,903	1,980	9,823	(1,981)	(10,034	)(5)	2010	30
Ventura	Multi-Family	Gainesville, FL	1,913	7,650	—	537	1,913	8,187	(1,539)	(9,137	)(17)	2010	30
Lexington/Trails at Northpointe	Multi-Family	Jackson, MS	4,522	18,086	—	1,114	4,522	19,200	(3,358)	(26,084	)(2)	2010	30
Silversmith	Multi-Family	Jacksonville, FL	1,048	4,191	—	586	1,048	4,777	(1,010)	(9,441	)(2)	2010	30
Tiffany Square	Office	Colorado Springs, CO	2,400	9,600	996	2,749	3,396	12,349	(2,217)	(16,895	)(2)	2010	30
Vista Lago	Multi-Family	Kendall, FL	—	10,500	—	700	—	11,200	(1,699)	(14,972	)(2)	2010	30
Centrepoint (21)	Multi-Family	Tucson, AZ	5,620	22,480	—	703	5,620	23,183	(2,920)	(17,600	)(23)	2010	40

			Initial Cost		Cost of Improvements, net of Retirements		Gross Carrying Amount		Accumulated Depreciation- Building	Encumbrances (Unpaid Principal)		Year of Acquisition	Life of Depreciation
Property Name	Description	Location	Land	Building	Land	Building	Land (1)	Building (1)
Regency Manor	Multi-Family	Miami, FL	2,320	9,280	—	612	2,320	9,892	(1,462)	(11,500	)(2)	2010	30
Four Resource Square	Office	Charlotte, NC	4,060	16,240	—	640	4,060	16,880	(2,239)	(23,000	)(2)	2011	30
Somervale Apartments	Multi-Family	Miami Gardens, FL	5,420	5,575	—	20,104	5,420	25,679	(2,894)	(34,301	)(2)	2011	30
Augusta Apartments	Multi-Family	Las Vegas, NV	6,180	24,720	—	295	6,180	25,015	(3,002)	(35,000	)(2)	2011	30
South Plaza	Retail	Nashville, TN	4,480	17,920	—	685	4,480	18,605	(2,196)	(24,350	)(2)	2011	30
Del Aire	Land	Daytona Beach, FL	1,188	—	—	6	1,188	6	—	(1,455	)(2)	2011	N/A
Cardinal Motel	Land	Daytona Beach, FL	884	—	—	6	884	6	—	(1,082	)(2)	2011	N/A
Treasure Island Resort	Land	Daytona Beach, FL	6,230	—	—	969	6,230	969	—	(11,077	)(2)	2011	N/A
Sunny Shores Resort	Land	Daytona Beach, FL	3,379	—	—	41	3,379	41	—	(4,323	)(2)	2011	N/A
MGS Gift Shop	Land	Daytona Beach, FL	409	—	—	14	409	14	—	(520	)(2)	2011	N/A
Saxony Inn	Land	Daytona Beach, FL	1,653	—	—	3	1,653	3	—	(2,594	)(2)	2011	N/A
Beachcomber Beach Resort	Land	Daytona Beach, FL	10,300	—	—	10	10,300	10	—	(12,649	)(2)	2011	N/A
UBS Tower	Office	St. Paul, MN	3,660	7,926	—	7,330	3,660	15,256	(2,292)	(18,500	)(2)	2012	30
May’s Crossing	Retail	Round Rock, TX	1,820	6,357	—	248	1,820	6,605	(684)	(8,600	)(2)	2012	30
Runaway Bay (22)	Multi-Family	Indianapolis, IN	3,079	12,318	—	313	3,079	12,631	(732)	(10,033	)(23)	2012	40
South Terrace	Multi-Family	Durham, NC	4,210	32,434	—	1,233	4,210	33,667	(1,669)	(33,431	)(2)	2013	30
River Park West	Multi-Family	Houston, TX	6,000	23,572	—	178	6,000	23,750	(1,133)	(19,500	)(23)	2013	30
Berkshire (22)	Multi-Family	Indianapolis, IN	2,650	10,319	—	203	2,650	10,522	(334)	(8,612	)(23)	2013	40
Crossings (22)	Multi-Family	Jackson, MS	4,600	17,948	—	262	4,600	18,210	(505)	(15,313	)(23)	2013	40
Rutherford	Office	Woodlawn, MD	719	9,223	—	1,201	719	10,424	(502)	(5,669	)(2)	2014	30
Coles Crossing	Multi-Family	Cypress, TX	8,380	38,855	—	233	8,380	39,088	(1,212)	(41,846	)(18)	2014	30
Balcones Club	Multi-Family	Austin, TX	4,709	21,465	—	170	4,709	21,635	(647)	(21,721	)(19)	2014	30
Reserve at Eagle Ridge (22)	Multi-Family	Waukegan, IL	5,800	22,743	—	102	5,800	22,845	(528)	(18,850	)(23)	2014	40
Windrush (22)	Multi-Family	Edmond, OK	1,677	7,464	—	43	1,677	7,507	(155)	(5,948	)(23)	2014	40
Heritage Park (22)	Multi-Family	Oklahoma City, OK	4,234	12,232	—	153	4,234	12,385	(284)	(10,706	)(23)	2014	40
Raindance (22)	Multi-Family	Oklahoma City, OK	3,502	10,033	—	182	3,502	10,215	(234)	(8,864	)(23)	2014	40
Augusta (Oklahoma) (22)	Multi-Family	Oklahoma City, OK	1,296	9,930	—	82	1,296	10,012	(193)	(7,253	)(23)	2014	40
Invitational (22)	Multi-Family	Oklahoma City, OK	1,924	16,852	—	154	1,924	17,006	(321)	(12,168	)(23)	2014	40
Kings Landing (22)	Multi-Family	Creve Coeur, MO	2,513	29,873	—	17	2,513	29,890	(561)	(21,200	)(23)	2014	40
Union Medical	Office	Colorado Springs, CO	2,448	23,433	—	1,748	2,448	25,181	(754)	(26,085	)(2)	2014	30
Carrington (22)	Multi-Family	Little Rock, AR	1,715	19,526	—	169	1,715	19,695	(301)	(14,235	)(23)	2014	40
Arbors (22)	Multi-Family	Ridgeland, MS	4,050	15,946	—	399	4,050	16,345	(167)	(13,150	)(23)	2014	40
Walnut Hill (22)	Multi-Family	Cordova, TN	2,230	25,251	—	37	2,230	25,288	(211)	(18,650	)(23)	2014	40
Lenox Place (22)	Multi-Family	Raleigh, NC	3,480	20,482	—	124	3,480	20,606	(128)	(15,991	)(23)	2014	40
Stonebridge Crossing (22)	Multi-Family	Memphis, TN	3,100	26,223	—	30	3,100	26,253	(165)	(19,370	)(23)	2014	40
Oakland Square	Retail	Troy, MI	6,031	15,836	—	443	6,031	16,279	(156)	(16,570	)(23)	2014	30
Oakland Plaza	Retail	Troy, MI	5,353	19,381	—	612	5,353	19,993	(180)	(18,430	)(23)	2014	30
100 East Lancaster Avenue	Office	Downingtown, PA	1,441	5,418	—	—	1,441	5,418	(36)	(5,450	)(2)	2014	30
Atria East	Office	Garden City, NY	—	39,350	—	—	—	39,350	(175)	(37,182	)(20)	2014	30
Bennington Pond (22)	Multi-Family	Groveport, OH	2,400	14,828	—	16	2,400	14,844	(31)	(11,375	)(23)	2014	40
Prospect Park (22)	Multi-Family	Louisville, KY	2,837	11,193	—	—	2,837	11,193	—	(9,230	)(23)	2014	40
Brookside (22)	Multi-Family	Louisville, KY	3,947	16,502	—	—	3,947	16,502	—	(13,455	)(23)	2014	40
Jamestown (22)	Multi-Family	Louisville, KY	7,034	27,730	—	—	7,034	27,730	—	(22,880	)(23)	2014	40
Meadows (22)	Multi-Family	Louisville, KY	6,857	30,030	—	—	6,857	30,030	—	(24,245	)(23)	2014	40
Oxmoor (22)	Multi-Family	Louisville, KY	7,411	47,095	—	—	7,411	47,095	—	(35,815	)(23)	2014	40
Stonebridge at the Ranch (22)	Multi-Family	Little Rock, AR	3,315	27,954	—	—	3,315	27,954	—	—		2014	40
Iron Rock Ranch (22)	Multi-Family	Austin, TX	5,860	28,911	—	—	5,860	28,911	—	—		2014	40

			$336,823	$1,379,397	$1,234	$122,997	$338,057	$1,502,394	$(168,480)	$(1,512,417)

(1)	The aggregate cost basis for federal income tax purposes of our investments in real estate approximates the carrying amount at December 31, 2014.
(2)	These encumbrances are held by our consolidated securitizations, RAIT I and RAIT II
(3)	Of these encumbrances, $18,622 is held by third parties and $7,125 is held by RAIT I.
(4)	Of these encumbrances, $25,356 is held by third parties and $8,025 is held by RAIT I.
(5)	Of these encumbrances, $8,421 is held by third parties and $1,613 is held by RAIT.
(6)	Of these encumbrances, $15,723 is held by third parties and $11,917 is held by RAIT II.
(7)	Of these encumbrances, $22,451 is held by third parties and $32,500 is held by RAIT I.
(8)	Of these encumbrances, $5,191 is held by third parties and $11,942 is held by RAIT II.
(9)	Of these encumbrances, $9,143 is held by third parties and $20,578 is held by RAIT II.
(10)	Of these encumbrances, $3,912 is held by third parties and $8,723 is held by RAIT II.
(11)	Of these encumbrances, $5,294 is held by third parties and $11,700 is held by RAIT II.
(12)	Of these encumbrances, $8,647 is held by third parties and $19,300 is held by RAIT II.
(13)	Of these encumbrances, $7,448 is held by third parties and $16,400 is held by RAIT II.
(14)	Of these encumbrances, $3,963 is held by third parties and $8,612 is held by RAIT II.
(15)	Of these encumbrances, $3,003 is held by third parties and $6,825 is held by RAIT II.
(16)	Of these encumbrances, $3,533 is held by third parties and $8,319 is held by RAIT II.
(17)	Of these encumbrances, $2,837 is held by third parties and $6,300 is held by RAIT II.
(18)	Of these encumbrances, $26,320 is held by third parties and $15,526 is held by RAIT and RAIT I.
(19)	Of these encumbrances, $18,864 is held by third parties and $2,857 is held by RAIT II.
(20)	Of these encumbrances, $29,432 is held by third parties and $7,750 is held by RAIT I.
(21)	During 2012 and 2011, these properties were acquired by our subsidiary, Independence Realty Trust, Inc.
(22)	These properties were acquired in the year of acquisition, as noted in the table above, by our subsidiary, Independence Realty Trust, Inc.
(23)	These encumbrances are held entirely by third parties.

Investments in Real Estate	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013
Balance, beginning of period	$1,131,931	$1,015,581
Additions during period:
Acquisitions	697,015	101,888
Improvements to land and building	18,841	19,942
Deductions during period:
Dispositions of real estate	(7,336)	(5,480)

Balance, end of period:	$1,840,451	$1,131,931

Accumulated Depreciation	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013
Balance, beginning of period	$127,745	$97,392
Depreciation expense	41,724	31,206
Dispositions of real estate	(989)	(853)

Balance, end of period:	$168,480	$127,745

RAIT Financial Trust

Schedule IV

Mortgage Loans on Real Estate

As of December 31, 2014

(Dollars in thousands)

(1) Summary of Commercial Mortgages, Mezzanine Loans and Preferred Equity Interests

	Number of Loans	Interest Rate			Maturity Date		Principal		Carrying Amount of Mortgages (a)
Description of mortgages		Lowest		Highest	Earliest	Latest	Lowest	Highest
Commercial mortgages
Multi-family	20	4.3%		7.8%	4/1/2016	1/1/2025	$3,000	$33,700	$262,957
Office	33	4.4%		8.0%	3/1/2016	4/16/2022	3,250	44,387	396,132
Retail	16	4.4%		11.1%	1/9/2015	12/1/2024	800	74,780	316,583
Other	26	4.5%		7.5%	3/1/2015	1/1/2025	2,225	24,500	158,100

Subtotal	95	4.3%		11.1%	1/9/2015	1/1/2025	800	74,780	1,133,772
Mezzanine Loans
Multi-family	27	4.1%		14.5%	3/1/2015	11/1/2024	100	12,339	57,071
Office	31	5.1%		12.5%	2/1/2016	1/2/2029	243	24,420	108,748
Retail	7	0.5	%(b)	14.2%	5/10/2015	2/1/2024	176	25,860	49,606
Other	9	3.7%		12.5%	9/1/2015	8/1/2018	165	5,500	9,079

Subtotal	74	0.5%		14.5%	3/1/2015	1/2/2029	100	25,860	224,503
Preferred equity interests
Multi-family	6	4.0%		16.0%	2/11/2016	8/18/2025	884	7,948	25,549
Office	2	0.0	%(c)	0.0%	1/11/2017	3/11/2017	3,650	4,360	8,009
Retail	1	12.0%		12.0%	9/30/2016	9/30/2016	1,300	1,300	1,300

Subtotal	9	0.0%		16.0%	2/11/2016	8/18/2025	884	7,948	34,858
Total commercial mortgages, mezzanine loans, preferred equity interests and other loans	178	0.0%		16.0%	1/9/2015	1/2/2029	$100	$74,780	$1,393,132

(a)	The tax basis of the commercial mortgages, mezzanine loans and preferred equity interests approximates the carrying amount.
(b)	Relates to a $7.8 million commercial real estate loan that was restructured in 2011 to reduce the interest rate from 10.25% to 0.5%.
(c)	Relates to a $3.7 million and a $4.4 million equity investments where there is no contractual interest; however, we receive returns based on the performance of the underlying real estate property.
(d)	Reconciliation of carrying amount of commercial mortgages, mezzanine loans and preferred equity interests:

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013
Balance, beginning of period	$1,123,177	$1,076,360
Additions during period:
Investments in loans	951,084	589,902
Accretion of discount	5,744	7,828
Deductions during period:
Collections of principal	(573,707)	(486,369)
Conversion of loans to real estate owned property and charge-offs	(62,607)	(64,544)
Deconsolidation of T8 and T9	(50,559)	—

Balance, end of period:	$1,393,132	$1,123,177

(a)	Summary of Commercial Mortgages, Mezzanine Loans and Preferred Equity Interests by Geographic Location:

	Number of Loans	Interest Rate			Principal		Total Carrying Amount of Mortgages
Location by State		Lowest		Highest	Lowest	Highest
Texas	32	3.7%		14.5%	$244	$30,380	$254,493
Florida	19	4.1%		12.0%	165	27,040	183,982
Various	7	0.5	%(a)	12.5%	963	74,780	176,286
California	15	0.0	%(b)	12.5%	243	14,625	98,695
Ohio	5	5.3%		12.5%	430	44,387	80,959
Pennsylvania	7	4.6%		12.5%	590	29,493	72,686
Colorado	5	4.3%		12.0%	846	33,700	61,296
New York	11	4.8%		12.0%	704	10,500	56,963
Wisconsin	16	4.5%		12.5%	248	13,000	48,315
Maryland	4	5.0%		7.3%	4,040	24,500	45,135
North Carolina	4	5.1%		13.0%	510	23,850	42,160
Georgia	8	4.8%		12.5%	386	7,000	32,986
Illinois	3	5.0%		6.8%	5,400	13,000	28,900
Alabama	4	5.0%		7.0%	2,603	9,400	25,098
Kansas	2	5.5%		5.5%	2,061	20,250	22,311
Minnesota	2	4.4%		16.0%	1,955	16,000	21,950
Massachusetts	1	7.2%		7.2%	18,500	18,500	18,381
Tennessee	3	4.0%		7.0%	4,400	7,250	17,809
New Jersey	3	5.5%		12.0%	1,082	10,625	15,707
Arizona	4	5.0%		12.1%	100	11,750	13,950
Indiana	5	5.5%		12.5%	361	5,000	8,883
Iowa	2	6.5%		6.5%	519	8,150	8,669
Connecticut	2	12.0%		12.0%	554	4,000	8,302
Oklahoma	1	5.8%		5.8%	7,860	7,860	7,860
Michigan	2	7.3%		12.0%	1,300	6,550	7,850
Virginia	2	6.0%		12.5%	397	6,500	6,897
Idaho	1	7.5%		7.5%	6,500	6,500	6,500
Montana	1	6.0%		6.0%	6,300	6,300	6,300
Mississippi	2	4.4%		12.5%	820	4,300	5,120
South Carolina	1	7.0%		7.0%	4,000	4,000	4,000
Missouri	1	9.2%		9.2%	2,600	2,600	2,600
Kentucky	2	11.5%		12.5%	240	1,187	1,427
Delaware	1	12.5%		12.5%	663	663	663

	178	0.0%		16.0%	$100	$74,780	$1,393,132

(a)	Relates to a $7.8 million commercial real estate loan that was restructured in 2011 to reduce the interest rate from 10.25% to 0.5%.
(b)	Relates to a $3.7 million and a $4.4 million equity investments where there is no contractual interest; however, we receive returns based on the performance of the underlying real estate property.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating possible controls and procedures.

Under the supervision of our chief executive officer and chief financial officer and with the participation of our disclosure committee, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as a result of a material weakness, identified below, in our internal control over financial reporting at December 31, 2014. As a result, adjustments, as described below, were made to the accounting records used to prepare our consolidated financial statements that increased consolidated net loss by approximately $11 million. The audited consolidated financial statements included in this report, reflect the correction of these adjustments. These adjustments did not result in a restatement of previously issued financial statements, or require revision to the 4th quarter and year-end 2014 financial earnings release as furnished in a Current Report on Form 8-K dated February 24, 2015.

As a result of this material weakness, prior to filing this report, management performed additional procedures which allowed us to conclude that our audited consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. generally accepted accounting principles.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (1992). Upon completion of this assessment, management concluded that our internal control over financial reporting as of December 31, 2014, was not effective because of the existence of the material weakness described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

In connection with management’s assessment of the effectiveness of our internal control over financial reporting at December 31, 2014, we identified a material weakness in internal control over financial reporting that existed at December 31, 2014 because we lacked sufficient qualified resources to ensure the appropriate design and operating effectiveness of our internal control over financial reporting. Specifically, our reconciliation controls, management review controls, and controls over complex transactions and accounting estimates were not adequately designed and/or operating effectively. As a result, adjustments were made, which in the aggregate were material, to the internal accounting records used to prepare our consolidated financial statements primarily related to depreciation and amortization, fair value of financial instruments, accrued interest receivable and the loss on the deconsolidation of our Taberna VIEs.

The audited consolidated financial statements included in this report, reflect the correction of these adjustments. Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting. This report is included as part of Item 8 in this Annual Report on Form 10-K.

(c) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the identification of the material weakness discussed above.

Remedial Measures

Management is in the process of developing and implementing new controls to remediate the material weakness described above. Management plans to enhance its reconciliation controls, management review controls, and controls over complex transactions and accounting estimates by (i) supplementing its resources, (ii) upgrading our outsourced internal audit function, (iii) designing and documenting additional management review controls, and (iv) providing additional training to effectively perform reconciliation controls, management review controls and controls related to complex transactions and accounting estimates.

As we add resources, we also plan to make organizational changes and further develop skills in our employees in order to strengthen and improve our internal control over financial reporting.

Management believes that these measures will remediate the material weakness discussed above. We currently are targeting to complete the implementation of the control enhancements during 2015. We will test the ongoing effectiveness of the new controls subsequent to implementation, and will consider the material weakness remediated after the applicable remedial controls operate effectively for a sufficient period of time.

Item 9B.	Other Information

None.

PART III

Item 10.	Trustees, Executive Officers and Trust Governance

The information required by this item will be set forth in our definitive proxy statement with respect to our 2015 annual meeting of shareholders to be filed on or before April 30, 2015, and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item will be set forth in our definitive proxy statement with respect to our 2015 annual meeting of shareholders, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item will be set forth in our definitive proxy statement with respect to our 2015 annual meeting of shareholders, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Trustee Independence

The information required by this item will be set forth in our definitive proxy statement with respect to our 2015 annual meeting of shareholders, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be set forth in our definitive proxy statement with respect to our 2015 annual meeting of shareholders, and is incorporated herein by reference.

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

March 16, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Capacity With RAIT Financial Trust	Date
By:	/s/ SCOTT F. SCHAEFFER Scott F. Schaeffer	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 16, 2015

By:	/s/ JAMES J. SEBRA James J. Sebra	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2015

By:	/s/ ANDREW BATINOVICH Andrew Batinovich	Trustee	March 16, 2015

By:	/s/ EDWARD S. BROWN Edward S. Brown	Trustee	March 16, 2015

By:	/s/ FRANK A. FARNESI Frank A. Farnesi	Trustee	March 16, 2015

By:	/s/ S. KRISTIN KIM S. Kristin Kim	Trustee	March 16, 2015

By:	/s/ JON C. SARKISIAN Jon C. Sarkisian	Trustee	March 16, 2015

By:	/s/ ANDREW M. SILBERSTEIN Andrew M. Silberstein	Trustee	March 16, 2015

By:	/s/ MURRAY STEMPEL, III Murray Stempel, III	Trustee	March 16, 2015

EXHIBIT INDEX

Exhibit Number	Description of Documents

3.1.1	Amended and Restated Declaration of Trust of RAIT Financial Trust (“RAIT”). Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-35077).

3.1.2	Articles of Amendment to Amended and Restated Declaration of Trust of RAIT. Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-53067).

3.1.3	Articles of Amendment to Amended and Restated Declaration of Trust of RAIT. Incorporated by reference to RAIT’s Registration Statement on Form S-2 (Registration No. 333-55518).

3.1.4	Certificate of Correction to the Amended and Restated Declaration of Trust of RAIT. Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended March 31, 2002 (File No. 1-14760).

3.1.5	Articles of Amendment to Amended and Restated Declaration of Trust of RAIT. Incorporated by reference to RAIT’s Form 8-K as filed with the Securities and Exchange Commission (“SEC”) on December 15, 2006 (File No. 1-14760).

3.1.6	Articles of Amendment to Amended and Restated Declaration of Trust of RAIT. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on July, 1 2011 (File No. 1-14760).

3.1.7	Articles Supplementary (the “Series A Articles Supplementary”) relating to the 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series A Preferred Shares”) of RAIT. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 18, 2004 (File No. 1-14760).

3.1.8	Certificate of Correction to the Series A Articles Supplementary. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 18, 2004 (File No. 1-14760).

3.1.9	Articles Supplementary relating to the 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest, (the “Series B Preferred Shares”) of RAIT. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 1, 2004 (File No. 1-14760).

3.1.10	Articles Supplementary relating to the 8.875% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest, (the “Series C Preferred Shares”) of RAIT. Incorporated by reference to RAIT’s Form 8-A as filed with the SEC on June 29, 2007 (File No. 1-14760).

3.1.11	Articles Supplementary relating to Series A Preferred Shares, Series B Preferred Shares and Series C Preferred Shares. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on May 25, 2012 (File No. 1-14760).

3.1.12	Certificate of Correction relating to Series A Preferred Shares, Series B Preferred Shares and Series C Preferred Shares. Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended June 30, 2012 (File No. 1-14760).

3.1.13	Articles Supplementary (the “Series D Articles Supplementary”) relating to the Series D Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series D Preferred Shares”) of RAIT. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 4, 2012 (File No. 1-14760).

3.1.14	Articles Supplementary relating to the Series E Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series E Preferred Shares”) of RAIT. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 4, 2012 (File No.1-14760).

3.1.15	Amendment dated November 30, 2012 to the Series D Articles Supplementary. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 4, 2012 (File No.1-14760).

3.1.16	Articles Supplementary relating to the Series A Preferred Shares. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on June 13, 2014 (File No. 1-14760).

Exhibit Number	Description of Documents

3.2.1	By-laws of RAIT. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 19, 2009 (File No. 1-14760). .

4.1.1	Form of Certificate for Common Shares of Beneficial Interest. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on July 1, 2011 (File No. 1-14760).

4.1.2	Form of Certificate for the Series A Preferred Shares. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 22, 2004 (File No. 1-14760).

4.1.3	Form of Certificate for the Series B Preferred Shares. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 1, 2004 (File No. 1-14760).

4.1.4	Form of Certificate for the Series C Preferred Shares. Incorporated by reference to RAIT’s Form 8-A as filed with the SEC on June 29, 2007 (File No. 1-14760).

4.1.5	Form of Certificate for the Series D Preferred Shares. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 23, 2012 (File No. 1-14760).

4.1.6	Form of Certificate for the Series E Preferred Shares. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 23, 2012 (File No. 1-14760).

4.2.1	Base Indenture dated as of December 10, 2013 between RAIT, as issuer, and Wells Fargo Bank, National Association., as trustee. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 13, 2013 (File No. 1-14760).

4.2.2	Supplemental Indenture dated as of December 10, 2013 between RAIT, as issuer, and Wells Fargo Bank, National Association., as trustee. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 13, 2013 (File No. 1-14760).

4.2.3	Form of RAIT 4.00% Convertible Senior Note due 2033 (included in Exhibit 4.2.2). Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 13, 2013 (File No. 1-14760).

4.3.1	Base Indenture dated as of March 21, 2011 between RAIT, as issuer, and Wells Fargo Bank, National Association., as trustee. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 22, 2011 (File No. 1-14760).

4.3.2	Supplemental Indenture dated as of March 21, 2011 between RAIT, as issuer, and Wells Fargo Bank, National Association., as trustee. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 22, 2011 (File No. 1-14760).

4.4	Indenture dated as of October 5, 2011 between RAIT and Wilmington Trust, National Association, as trustee. Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended September 30, 2011 (File No. 1-14760).

4.5.1	Registration Rights Agreement dated as of October 1, 2012 by and among RAIT and ARS VI Investor I, LLC (“ARS VI”). Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 4, 2012 (File No. 1-14760).

4.5.2	Amendment No. 1 to Registration Rights Agreement dated as of April 25, 2014 by and among RAIT and ARS VI. Incorporated by reference to RAIT’s Registration Statement on Form S-3 (Registration No. 333-195547).

4.5.3	Common Share Purchase Warrant No.1 dated October 17, 2012 issued by RAIT to ARS VI. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 23, 2012 (File No. 1-14760).

4.5.4	Common Share Appreciation Right No.1 dated October 17, 2012 issued by RAIT to ARS VI. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 23, 2012 (File No. 1-14760).

Exhibit Number	Description of Documents

4.5.5	Common Share Purchase Warrant No. 2 dated November 15, 2012 issued by RAIT to ARS VI. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on November 21, 2012 (File No.1-14760).

4.5.6	Common Share Appreciation Right No. 2 dated November 15, 2012 issued by RAIT to ARS VI. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on November 21, 2012 (File No.1-14760).

4.5.7	Common Share Purchase Warrant No. 3 dated December 18, 2012 issued by RAIT to ARS VI. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 18, 2012 (File No.1-14760).

4.5.8	Common Share Appreciation Right No. 3 dated December 18, 2012 issued by RAIT to ARS VI. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 18, 2012 (File No.1-14760).

4.5.9	Common Share Purchase Warrant No. 4 dated March 27, 2014 issued by RAIT Financial Trust to ARS VI. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 27, 2014 (File No. 1-14760).

4.5.10	Common Share Appreciation Right No. 4 dated March 27, 2014 issued by RAIT Financial Trust to ARS VI. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 27, 2014 (File No. 1-14760).

4.6.1	Base Indenture dated as of December 10, 2013 between RAIT, as issuer, and Wells Fargo Bank, National Association., as trustee. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 13, 2013 (File No. 1-14760).

4.6.2	Supplemental Indenture dated as of December 10, 2013 between RAIT, as issuer, and Wells Fargo Bank, National Association., as trustee. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 13, 2013 (File No. 1-14760).

4.6.3	Form of RAIT 4.00% Convertible Senior Note due 2033 (included in Exhibit 4.6.2). Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 13, 2013 (File No. 1-14760).

4.6.4	Second Supplemental Indenture, dated as of April 14, 2014, between RAIT Financial Trust, as issuer, and Wells Fargo Bank, National Association, as trustee. Incorporated by reference to RAIT’s Form 8-A as filed with the SEC on April 14, 2014. (File No. 1-14760).

4.6.5	Form of 7.625% Senior Notes due 2024 (included as Exhibit A to Exhibit 4.6.4 hereto).

4.6.6	Third Supplemental Indenture, dated as of August 14, 2014, between RAIT, as Issuer, and Wells Fargo Bank, National Association, as trustee. Incorporated by reference to RAIT’s Form 8-A as filed with the SEC on August 14, 2014.

4.6.7	Form of 7.125% Senior Notes due 2019 (included as Exhibit A to Exhibit 4.6.6 hereto).

Certain Instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.

10.1.1	Form of Indemnification Agreement”). Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-35077).

10.1.2	Indemnification Agreement dated as of October 17, 2012 by and among RAIT, RAIT General, Inc. RAIT Limited, Inc. and RAIT Partnership, L.P. as the indemnitors, and Andrew M. Silberstein, as the indemnitee. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 23, 2012 (File No. 1-14760).

Exhibit Number	Description of Documents

10.2.1	Second Amended and Restated Employment Agreement dated as of December 11, 2006 between RAIT and Scott F. Schaeffer. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 15, 2006 (File No. 1-14760).

10.2.2	Amendment dated as of December 15, 2008 to Employment Agreement between RAIT and Scott F. Schaeffer. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 19, 2008 (File No. 1-14760).

10.2.3	Amendment dated as of February 22, 2009 to Employment Agreement between RAIT and Scott F. Schaeffer. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on February 23, 2009 (File No. 1-14760).

10.2.4	Third Amended and Restated Employment Agreement dated as of August 4, 2011 between RAIT and Scott F. Schaeffer. Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended June 30, 2011 (File No. 1-14760).

10.2.5	Amendment 2014-1 dated May 8, 2014 and effective January 29, 2014 to the Third Amended and Restated Employment Agreement dated as of August 4, 2011 between RAIT and Scott F. Schaeffer. Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended March 31, 2014 (File No. 1-14760).

10.3.1	Employment Agreement dated as of June 8, 2006 by and between RAIT, Jack E. Salmon and, as to Section 7.14 thereof, Taberna. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on June 13, 2006 (File No. 1-14760).

10.3.2	Amendment dated as of December 15, 2008 to Employment Agreement between RAIT and Jack E. Salmon. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 19, 2008 (File No. 1-14760).

10.3.3	Employment Agreement dated as of October 31, 2012 between RAIT and Jack E. Salmon. Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended September 30, 2012 (File No. 1-14760).

10.3.4	Separation Agreement between Jack E. Salmon and RAIT with an execution date of February 1, 2013. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on February 1, 2013. (File No. 1-14760).

10.4	Employment Agreement dated as of January 29, 2014 between RAIT and Scott L.N. Davidson. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on February 4, 2014 (File No. 1-14760).

10.5.1	Employment Agreement dated as of June 8, 2006 by and between RAIT, Raphael Licht and, as to Section 7.14 thereof, Taberna. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on June 13, 2006 (File No. 1-14760).

10.5.2	Amendment dated as of December 15, 2008 to Employment Agreement between RAIT and Raphael Licht. Incorporated by reference to RAIT’s Form 10-K for the fiscal year ended December 31, 2008 (File No. 1-14760).

10.5.3	Amendment dated as of February 22, 2009 to Employment Agreement between RAIT and Raphael Licht. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on February 23, 2009 (File No. 1-14760).

10.5.4	Amendment 2014-1 dated May 13, 2014 to the Employment Agreement between RAIT and Raphael Licht. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on May 16, 2014 (File No. 1-14760).

Exhibit Number	Description of Documents

10.5.5	Separation Agreement between Raphael Licht and RAIT Financial Trust with an execution date of December 26, 2014. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 29, 2014 (File No. 1-14760).

10.6.1	Employment Agreement dated as of May 22, 2007, by and between RAIT and James J. Sebra. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on May 24, 2007 (File No. 1-14760).

10.6.2	Amendment dated as of December 15, 2008 to Employment Agreement between RAIT and James J. Sebra. Incorporated by reference to RAIT’s Form 10-K for the fiscal year ended December 31, 2008 (File No. 1-14760).

10.6.3	Employment Agreement dated as of August 2, 2012 between RAIT and James J. Sebra. Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended June 30, 2012 (File No. 1-14760).

10.7.1	Employment Agreement dated as of February 5, 2008 by and between RAIT and Ken R. Frappier. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on February 11, 2008 (File No. 1-14760).

10.7.2	Amendment dated as of December 15, 2008 to Employment Agreement between RAIT and Ken R. Frappier. Incorporated by reference to RAIT’s Form 10-K for the fiscal year ended December 31, 2008 (File No. 1-14760).

10.7.3	First Amended and Restated Employment Agreement dated as of August 4, 2011 between RAIT and Ken R. Frappier. Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended June 30, 2011 (File No. 1-14760).

10.7.4	August, 2012 Amendment dated as of August 2, 2012 to First Amended and Restated Employment Agreement between RAIT and Ken R. Frappier. Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended June 30, 2012 (File No. 1-14760).

10.7.5	Separation Agreement between Kenneth R. Frappier and RAIT Financial Trust with an execution date of December 24, 2014. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 29, 2014 (File No. 1-14760).

10.8.1	RAIT Phantom Share Plan (As Amended and Restated, Effective July 20, 2004) (the “PSP”). Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended June 30, 2004 (File No. 1-14760).

10.8.2	RAIT Financial Trust 2008 Incentive Award Plan, as Amended and Restated May 20, 2008 Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on May 27, 2008 (File No. 1-14760).

10.8.3	RAIT Financial Trust 2012 Incentive Award Plan, as Amended and Restated May 22, 2012, (the “IAP”). Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on May 25, 2012 (File No. 1-14760).

10.8.4	IAP Form of Share Appreciation Rights Award Agreement adopted January 24, 2012. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on January 26, 2012 (File No.1-14760).

10.8.5	IAP Form of Share Appreciation Rights Award Agreement adopted January 29, 2013. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on February 1, 2013. (File No. 1-14760).

10.8.6	IAP Form of Share Award Grant Agreement for participants other than non-management trustees adopted January 29, 2013. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on February 1, 2013. (File No. 1-14760).

Exhibit Number	Description of Documents

10.8.7	IAP Form of Share Award Grant Agreement for non-management trustees adopted January 29, 2013.Incorporated by reference to RAIT’s Form 10-K for the fiscal year ended December 31, 2012 (File No. 1-14760).

10.8.8	IAP Form of Share Award Grant Agreement for non-management trustees adopted January 29, 2014. Incorporated by reference to RAIT’s Form 10-K for the fiscal year ended December 31, 2013 (File No. 1-14760).

10.9	Consulting Agreement dated as of December 15, 2011 by and between Daniel Promislo and RAIT. Incorporated by reference to RAIT’s Form 10-K for the fiscal year ended December 31, 2011(File No. 1-14760).

10.10.1	Exchange Agreement dated as of October 5, 2011 by and among RAIT and Taberna Preferred Funding VIII, Ltd. Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended September 30, 2011 (File No.1-14760).

10.10.2	6.75% Senior Secured Note No. 1 due 2017 dated as of October 5, 2011 made by RAIT, as payor, to Hare & Co., as nominee payee. Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended September 30, 2011 (File No.1-14760).

10.10.3	6.85% Senior Secured Note No. 2 due 2017 dated as of October 5, 2011 made by RAIT, as payor, to Hare & Co., as nominee payee. Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended September 30, 2011 (File No.1-14760).

10.10.4	7.15% Senior Secured Note No. 3 due 2018 dated as of October 5, 2011 made by RAIT, as payor, to Hare & Co., as nominee payee. Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended September 30, 2011 (File No.1-14760).

10.10.5	7.25% Senior Secured Note No. 4 due 2019 dated as of October 5, 2011 made by RAIT, as payor, to Hare & Co., as nominee payee. Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended September 30, 2011 (File No.1-14760).

10.11.1	Master Repurchase Agreement dated as of October 27, 2011, by and among RAIT CMBS Conduit I, LLC and Citibank, N.A. Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended September 30, 2011 (File No.1-14760).

10.11.2	Guaranty dated October 27, 2011 by RAIT, as guarantor, for the benefit of Citibank, N.A. Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended September 30, 2011 (File No.1-14760).

10.11.3	First Amendment to Master Repurchase Agreement and other transaction documents dated as of June 30, 2013 among RAIT CMBS Conduit I, LLC (“RAIT CMBS I”), Citibank N.A., (“Citibank”) and RAIT. Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended March 31, 2014 (File No. 1-14760).

10.11.4	Second Amendment dated as of October 11, 2013 among Citibank, N.A., RAIT CMBS Conduit I, LLC and RAIT to Master Repurchase Agreement dated as of October 27, 2011.Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 18, 2013. (File No. 1-14760).

10.11.5	Third Amendment to Master Repurchase Agreement dated as of December 9, 2013 among RAIT CMBS I, Citibank and RAIT. Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended March 31, 2014 (File No. 1-14760).

10.11.6	Amended and Restated Master Repurchase Agreement dated as of July 28, 2014 by and among RAIT CMBS Conduit I, LLC, RAIT CRE Conduit III, LLC, collectively as seller, and Citibank, N.A., as buyer. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on August 1, 2014 (File No. 1-14760).

Exhibit Number	Description of Documents

10.11.7	Guaranty dated July 28, 2014 by RAIT, as guarantor, for the benefit of Citibank, N.A. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on August 1, 2014 (File No. 1-14760).

10.11.8	First Amendment dated December 12, 2014 to the Amended and Restated Guaranty dated as of July 28, 2014 made by RAIT Financial Trust, as guarantor, in favor of Citibank, N.A. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 18, 2014 (File No.1-14760).

10.12.1	Master Repurchase Agreement, dated as of November 23, 2011, among RAIT CMBS Conduit II, LLC and Barclays Bank PLC. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on November 25, 2011 (File No.1-14760).

10.12.2	Guaranty Agreement, dated as of November 23, 2011, of RAIT in favor of Barclays Bank PLC. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on November 25, 2011 (File No.1-14760).

10.12.3	Notice dated November 28, 2012 from RAIT CMBS Conduit II, LLC to Barclays Bank PLC. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 4, 2012 (File No.1-14760).

10.12.4	First Amendment to Master Repurchase Agreement dated as of December 27, 2011 between Barclays and RAIT CMBS Conduit II, LLC (“RAIT CMBS II”). Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended March 31, 2014 (File No. 1-14760).

10.12.5	Second Amendment to Master Repurchase Agreement dated as of February 16, 2012 between Barclays and RAIT CMBS II. Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended March 31, 2014 (File No. 1-14760).

10.12.6	First Omnibus Amendment dated as of June 30, 2013 to Master Repurchase Agreement dated as of December 27, 2011 and other transaction documents among RAIT CMBS Conduit II, Barclays and RAIT. Filed herewith.

10.12.7	Third Amendment dated December 12, 2014 but effective as of November 19, 2014 to Master Repurchase Agreement dated as of November 23, 2011, as amended, between Barclays Bank PLC, as purchaser, and RAIT CMBS Conduit II, LLC, as seller. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 18, 2014 (File No.1-14760).

10.12.8	Second Amendment dated December 12, 2014 but effective as of November 19, 2014 to the Guaranty dated as of November 23, 2011, as amended, made by RAIT Financial Trust, as guarantor, in favor of Barclays Bank PLC. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 18, 2014 (File No.1-14760).

10.13.1	Master Repurchase Agreement, dated as of December 14, 2012 among RAIT CRE Conduit I, LLC, as seller, RAIT as guarantor, and Column Financial, Inc., as buyer. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 18, 2012 (File No.1-14760).

10.13.2	Guaranty Agreement, dated as of December 14, 2012, of RAIT in favor of Column Financial, Inc. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 18, 2012 (File No.1-14760).

10.13.3	Amendment No. 1 to Master Repurchase Agreement dated as of March 20, 2014 among Column Financial, Inc. (“Column”) and RAIT CRE Conduit I, LLC (“RAIT CRE I”) and RAIT. Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended March 31, 2014 (File No. 1-14760).

10.14.1	Master Repurchase Agreement dated as of January 24, 2014 among RAIT CRE Conduit II, LLC, as seller, RAIT, as guarantor, and UBS Real Estate Securities Inc., as buyer. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on January 31, 2014 (File No. 1-14760).

Exhibit Number	Description of Documents

10.14.2	Guaranty Agreement, dated as of January 24, 2014, of RAIT in favor of UBS Real Estate Securities Inc. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on January 31, 2014 (File No. 1-14760).

10.14.3	Amendment No. 1 to Master Repurchase Agreement dated as of March 17, 2014 among UBS Real Estate Securities Inc. (“UBS”), RAIT CRE CONDUIT II, LLC (“RAIT CRE II”) and RAIT. Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended March 31, 2014 (File No. 1-14760).

10.14.4	Amendment No. 2 to Master Repurchase Agreement dated as of March 27, 2014 among UBS, RAIT CRE II and RAIT. Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended March 31, 2014 (File No. 1-14760).

10.15.1	Master Repurchase Agreement dated as of December 23, 2014 between Barclays Bank PLC, as purchaser, and RAIT CRE Conduit IV, LLC, as seller. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 30, 2014 (File No. 1-14760).

10.15.2	Guaranty dated as of December 23, 2014, made by RAIT Financial Trust for the benefit of Barclays Bank PLC. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 30, 2014 (File No. 1-14760).

10.16	Securities Purchase Agreement dated as of October 1, 2012 by and among RAIT, RAIT Partnership, L.P., Taberna Realty Finance Trust, RAIT Asset Holdings IV, LLC and ARS VI. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 4, 2012 (File No. 1-14760).

10.17.1	Capped Call Confirmation dated December 4, 2013 between RAIT and Barclays Bank PLC. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted portions have been filed with the SEC. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 10, 2013 (File No. 1-14760).

10.17.2	Amendment Agreement dated February 28, 2014 between RAIT and Barclays to the Capped Call Confirmation dated December 4, 2013 between RAIT and Barclays. Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended March 31, 2014 (File No. 1-14760).

10.18	Capped Call Confirmation dated February 28, 2014 between RAIT and Barclays Bank PLC. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted portions have been filed with the SEC. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on February 28, 2014 (File No. 1-14760).

10.19	At the Market Issuance Sales Agreement, dated June 13, 2014, by and between RAIT and MLV & Co. LLC. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on June 13, 2014 (File No. 1-14760).

10.20.1	Capital on Demand Sales Agreement dated as of November 21, 2012 between RAIT Financial Trust, RAIT Partnership, L.P. and JonesTrading Institutional Services LLC. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on November 21, 2012. (File No. 1-14760).

10.20.2	Amendment No. 1 dated November 26, 2014 to the Capital on Demand Sales Agreement dated as of November 21, 2012 between RAIT Financial Trust, RAIT Partnership, L.P. and JonesTrading Institutional Services LLC. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on November 26, 2014 (File No. 1-14760).

12.1	Statements regarding computation of ratios as of December 31, 2014. Filed herewith.

21.1	List of Subsidiaries. Filed herewith.

Exhibit Number	Description of Documents

23.1	Consent of KPMG LLP. Filed herewith.

31.1	Rule 13a-14(a) Certification by the Chief Executive Officer of RAIT. Filed herewith.

31.2	Rule 13a-14(a) Certification by the Chief Financial Officer of RAIT. Filed herewith.

32.1	Section 1350 Certification by the Chief Executive Officer of RAIT. Filed herewith.

32.2	Section 1350 Certification by the Chief Financial Officer of RAIT. Filed herewith.

99.1	Material U.S. Federal Income Tax Considerations. Filed herewith.

101	Pursuant to Rule 405 of Regulation S-T, the following financial information from RAIT’s Annual Report on Form 10-K for the period ended December 31, 2014 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the three years ended December 31, 2014; (ii) Consolidated Balance Sheets as of December 31, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three years ended December 31, 2014; (iv) Consolidated Statements of Cash Flows for three years ended December 31, 2014; and (v) Notes to Consolidated Financial Statements. Filed herewith.