Form 10-Q
period 2015-03-31
RAIT Financial Trust
filed 2015-05-08
CIK 1045425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

or

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

A total of 82,892,702 common shares of beneficial interest, par value $0.03 per share, of the registrant were outstanding as of May 7, 2015.

RAIT FINANCIAL TRUST

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

RAIT Financial Trust

Consolidated Balance Sheets

(Unaudited and dollars in thousands, except share and per share information)

	As of March 31, 2015	As of December 31, 2014
Assets
Investment in mortgages, loans and preferred equity interests, at amortized cost:
Commercial mortgages, mezzanine loans, other loans and preferred equity interests	$1,504,456	$1,392,436
Allowance for losses	(10,797)	(9,218)

Total investment in mortgages, loans and preferred equity interests	1,493,659	1,383,218
Investments in real estate, net of accumulated depreciation of $175,319 and $168,480, respectively	1,658,659	1,671,971
Investments in securities and security-related receivables, at fair value	—	31,412
Cash and cash equivalents	92,657	121,726
Restricted cash	126,850	124,220
Accrued interest receivable	53,586	51,640
Other assets	84,629	72,023
Deferred financing costs, net of accumulated amortization of $27,922 and $26,056, respectively	25,034	27,802
Intangible assets, net of accumulated amortization of $14,995 and $13,911, respectively	30,710	29,463

Total assets	$3,565,784	$3,513,475

Liabilities and Equity
Indebtedness	$2,686,757	$2,615,666
Accrued interest payable	12,889	10,269
Accounts payable and accrued expenses	48,489	54,962
Derivative liabilities	17,767	20,695
Deferred taxes, borrowers’ escrows and other liabilities	152,757	144,733

Total liabilities	2,918,659	2,846,325

Series D cumulative redeemable preferred shares, $0.01 par value per share, 4,000,000 shares authorized, 4,000,000 and 2,600,000 shares issued and outstanding, respectively	80,871	79,308
Equity:
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 25,000,000 shares authorized;
7.75% Series A cumulative redeemable preferred shares, liquidation preference $25.00 per share, 8,069,288 and 4,760,000 shares authorized, respectively, 4,775,569 shares issued and outstanding	48	48
8.375% Series B cumulative redeemable preferred shares, liquidation preference $25.00 per share, 4,300,000 shares authorized, 2,288,465 shares issued and outstanding	23	23
8.875% Series C cumulative redeemable preferred shares, liquidation preference $25.00 per share, 3,600,000 shares authorized, 1,640,100 shares issued and outstanding	17	17
Series E cumulative redeemable preferred shares, $0.01 par value per share, 4,000,000 shares authorized	—	—
Common shares, $0.03 par value per share, 200,000,000 shares authorized, 82,885,444 and 82,506,606 issued and outstanding, respectively, including 742,014 and 541,575 unvested restricted common share awards, respectively	2,484	2,473
Additional paid in capital	2,026,347	2,025,683
Accumulated other comprehensive income (loss)	(15,778)	(20,788)
Retained earnings (deficit)	(1,655,781)	(1,633,911)

Total shareholders’ equity	357,360	373,545
Noncontrolling interests	208,894	214,297

Total equity	566,254	587,842

Total liabilities and equity	$3,565,784	$3,513,475

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Operations

(Unaudited and dollars in thousands, except share and per share information)

	For the Three-Month Periods Ended March 31
	2015	2014
Revenue:
Investment interest income	$23,248	$34,963
Investment interest expense	(6,914)	(7,183)

Net interest margin	16,334	27,780
Rental income	53,969	35,176
Fee and other income	5,594	4,352

Total revenue	75,897	67,308
Expenses:
Interest expense	19,683	11,605
Real estate operating expense	25,979	18,083
Compensation expense	6,108	8,555
General and administrative expense	5,400	3,828
Acquisition expense	957	373
Provision for losses	2,000	1,000
Depreciation and amortization expense	19,017	12,042

Total expenses	79,144	55,486

Operating Income (loss)	(3,247)	11,822
Other income (expense)	(395)	10
Gain (losses) on assets	—	2,224
Gain (losses) on extinguishment of debt	—	2,421
Change in fair value of financial instruments	4,490	(24,139)

Income (loss) before taxes	848	(7,662)
Income tax benefit (provision)	(582)	239

Net income (loss)	266	(7,423)
(Income) loss allocated to preferred shares	(7,859)	(5,806)
(Income) loss allocated to noncontrolling interests	496	(1,358)

Net income (loss) allocable to common shares	$(7,097)	$(14,587)

Earnings (loss) per share-Basic:
Earnings (loss) per share-Basic	$(0.09)	$(0.18)

Weighted-average shares outstanding-Basic	82,081,024	79,970,599

Earnings (loss) per share-Diluted:
Earnings (loss) per share-Diluted	$(0.09)	$(0.18)

Weighted average shares outstanding-Diluted	82,081,024	79,970,599

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited and dollars in thousands)

	For the Three-Month
	Periods Ended March 31
	2015	2014
Net income (loss)	$266	$(7,423)
Other comprehensive income (loss):
Change in fair value of interest rate hedges	43	(552)
Realized (gains) losses on interest rate hedges reclassified to earnings	4,967	7,537

Total other comprehensive income (loss)	5,010	6,985

Comprehensive income (loss) before allocation to noncontrolling interests	5,276	(438)
Allocation to noncontrolling interests	496	(1,358)

Comprehensive income (loss)	$5,772	$(1,796)

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statement of Changes in Equity

(Unaudited and dollars in thousands, except share information)

	Preferred Shares— Series A	Par Value Preferred Shares— Series A	Preferred Shares— Series B	Par Value Preferred Shares— Series B	Preferred Shares— Series C	Par Value Preferred Shares— Series C	Common Shares	Par Value Common Shares	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2014	4,775,569	$48	2,288,465	$23	1,640,100	$17	82,506,606	$2,473	$2,025,683	$(20,788)	$(1,633,911)	$373,545	$214,297	$587,842
Net income (loss)	—	—	—	—	—	—	—	—	—	—	762	762	(496)	266
Preferred dividends	—	—	—	—	—	—	—	—	—	—	(7,859)	(7,859)	—	(7,859)
Common dividends declared	—	—	—	—	—	—	—	—	—	—	(14,773)	(14,773)	—	(14,773)
Other comprehensive income (loss), net	—	—	—	—	—	—	—	—	—	5,010	—	5,010	—	5,010
Share-based compensation	—	—	—	—	—	—	—	—	(2,497)	—	—	(2,497)	—	(2,497)
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	(239)	(239)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	(4,668)	(4,668)
Preferred shares issued, net	—	—	—	—	—	—	—	—	(21)	—	—	(21)	—	(21)
Common shares issued for equity compensation	—	—	—	—	—	—	377,075	11	3,278	—	—	3,289	—	3,289
Common shares issued, net	—	—	—	—	—	—	1,763	—	(96)	—	—	(96)	—	(96)

Balance, March 31, 2015	4,775,569	$48	2,288,465	$23	1,640,100	$17	82,885,444	$2,484	$2,026,347	$(15,778)	$(1,655,781)	$357,360	$208,894	$566,254

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Cash Flows

(Unaudited and dollars in thousands)

	For the Three-Month
	Periods Ended March 31
	2015	2014
Operating activities:
Net income (loss)	$266	$(7,423)
Adjustments to reconcile net income (loss) to cash flow from operating activities:
Provision for losses	2,000	1,000
Share-based compensation expense	1,348	1,449
Depreciation and amortization	19,017	12,042
Amortization of deferred financing costs and debt discounts	4,299	1,853
Accretion of discounts on investments	(2,452)	(275)
Amortization of above/below market leases	(134)	—
(Gains) losses on assets	—	(2,224)
(Gains) losses on extinguishment of debt	—	(2,421)
Change in fair value of financial instruments	(4,490)	24,139
Provision (benefit) for deferred taxes	(1,525)	(250)
Changes in assets and liabilities:
Accrued interest receivable	(1,951)	(2,106)
Other assets	(13,105)	(7,308)
Accrued interest payable	2,620	(3,946)
Accounts payable and accrued expenses	(6,473)	(10,570)
Borrowers’ escrows and other liabilities	23,360	18,321
Origination of conduit loans	(128,670)	(45,875)
Sales of conduit loans	92,897	72,422

Net conduit loans (originated) sold	(35,773)	26,547

Cash flow from operating activities	(12,993)	48,828

Investing activities:
Proceeds from sales or repayments of other securities	31,241	5
Purchase and origination of loans for investment	(91,359)	(179,528)
Principal repayments on loans	17,148	18,276
Investments in real estate	(4,239)	(87,816)
Proceeds from the disposition of real estate	—	3,820
(Increase) decrease in restricted cash	(11,727)	34,563

Cash flow from investing activities	(58,936)	(210,680)

Financing activities:
Repayments on secured credit facilities and loans payable on real estate	(19,629)	(6,777)
Proceeds from secured credit facilities and loans payable on real estate	22,900	18,850
Repayments and repurchase of CDO notes payable	(19,855)	(57,097)
Proceeds from issuance of 4.0% convertible senior notes	—	16,750
Repayments of senior notes	(2,000)	—
Net proceeds (repayments) related to conduit loan repurchase agreements	39,723	(8,485)
Net proceeds (repayments) related to floating rate loan repurchase agreements	48,600	69,819
Issuance (distribution) of noncontrolling interests	(4,907)	51,408
Payments for deferred costs and convertible senior note hedges	(260)	(2,113)
Preferred share issuance, net of costs incurred	(21)	33,584
Common share issuance, net of costs incurred	(652)	83,825
Distributions paid to preferred shareholders	(6,296)	(5,329)
Distributions paid to common shareholders	(14,743)	(11,358)

Cash flow from financing activities	42,860	183,077

Net change in cash and cash equivalents	(29,069)	21,225
Cash and cash equivalents at the beginning of the period	121,726	88,847

Cash and cash equivalents at the end of the period	$92,657	$110,072

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2015

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles, or GAAP. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although we believe that the included disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2014 included in our Annual Report on Form 10-K, or the 2014 annual report. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position and consolidated results of operations and cash flows are included. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

Certain prior period amounts have been reclassified to conform with the current period presentation.

For the three-month period ended March 31, 2015, we recorded the following adjustments in the accompanying consolidated statement of operations that related to transactions completed in a prior period: (a) investment interest income includes the write-off of accrued interest receivable of $842 that was associated with investments in loans that was determined to not be collectible and (b) depreciation and amortization expense includes $708 associated with capital additions associated with our investment in real estate which were not properly eliminated previously.

During the three-month period ended March 31, 2015, we revised the Consolidated Statements of Cash Flows for the three-month period ended March 31, 2014. The revision consisted of classifying the origination of conduit loans and the sale of conduit loans from cash flows from investing activities to cash flows from operating activities. The impact of this revision was an increase to cash flows from operating activities and a decrease to cash flows from investing activities of $26,547 for the period ended March 31, 2014. The revision had no impact to cash and cash equivalents as of March 31, 2014. In addition, the revision did not impact any other consolidated financial statement as of and for the three-month period ended March 31, 2014. We evaluated these revisions and reclassifications and determined, based on quantitative and qualitative factors, the changes were not material to the consolidated financial statements taken as a whole for any previously filed consolidated financial statements.

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

g. Revenue Recognition

1)	Interest income—We recognize interest income from investments in commercial mortgages, mezzanine loans, other loans, preferred equity interests, and other securities on a yield to maturity basis. Upon the acquisition of a loan at a discount, we assess the portions of the discount that constitute accretable yields and non-accretable differences. The accretable yield represents the excess of our expected cash flows from the loan over the amount we paid for the loan. That amount, the accretable yield, is accreted to interest income over the remaining life of the loan. Many of our commercial mortgages and mezzanine loans provide for the accrual of interest at specified rates which differ from current payment terms. Interest income is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible. Management will cease accruing interest on these loans when it determines that the interest income is not collectible based on the ultimate value of the underlying collateral using discounted cash flow models and market based assumptions. The accrued interest receivable associated with these loans as of March 31, 2015 and December 31, 2014 was $42,536 and $41,347, respectively.

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

2)	Rental income—We generate rental income from tenant rent and other tenant-related activities at our consolidated real estate properties. For multi-family real estate properties, rental income is recorded when due from residents and recognized monthly as it is earned and realizable, under lease terms which are generally for periods of one year or less. For retail and office real estate properties, rental income is recognized on a straight-line basis from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases, which averages minimum rents over the terms of the leases. Leases also typically provide for tenant reimbursement of a portion of common area maintenance and other operating expenses to the extent that a tenant’s pro rata share of expenses exceeds a base year level set in the lease.

3)	Fee and other income—We generate fee and other income through our various subsidiaries by (a) funding conduit loans for sale into unaffiliated commercial mortgage-backed securities, or CMBS, securitizations, (b) providing or arranging to provide financing to our borrowers, (c) providing ongoing asset management services to investment portfolios under cancelable management agreements, and (d) providing property management services to third parties. We recognize revenue for these activities when the fees are fixed or determinable, are evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided. While we may receive asset management fees when they are earned, we eliminate earned asset management fee income from securitizations while such securitizations are consolidated.

h. Fair Value of Financial Instruments

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

•	Level 3: Inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset. Generally, assets and liabilities carried at fair value and included in this category were TruPS and subordinated debentures, trust preferred obligations and CDO notes payable where significant observable market inputs do not exist.

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

i. Deferred Financing Costs and Intangible Assets

Costs incurred in connection with debt financing are capitalized as deferred financing costs and charged to interest expense over the terms of the related debt agreements, under the effective interest method. Intangible assets on our consolidated balance sheets represent identifiable intangible assets acquired in business acquisitions. We amortize identified intangible assets to expense over their estimated lives using the straight-line method. We evaluate intangible assets for impairment as events and circumstances change, in accordance with FASB ASC Topic 360, “Property, Plant, and Equipment.” The gross carrying amount for our customer relationships was $19,149 as of March 31, 2015 and December 31, 2014. The gross carrying amount for our in-place leases and above market leases was $25,056 and $22,725 as of March 31, 2015 and December 31, 2014, respectively. The gross carrying amount for our trade name was $1,500 as of March 31, 2015 and December 31, 2014. The accumulated amortization for our intangible assets was $14,995 and $13,911 as of March 31, 2015 and December 31, 2014, respectively. We recorded amortization expense of $3,931 and $1,946 for the three-month periods ended March 31, 2015 and 2014, respectively. Based on the intangible assets identified above, we expect to record amortization expense of intangible assets of $5,950 for the remainder of 2015, $5,226 for 2016, $3,785 for 2017, $3,109 for 2018, $2,934 for 2019 and $9,706 thereafter. As of March 31, 2015, we have determined that no impairment exists on our intangible assets.

j. Goodwill

Goodwill on our consolidated balance sheet represented the amounts paid in excess of the fair value of the net assets acquired from business acquisitions accounted for under FASB ASC Topic 805, “Business Combinations.” Pursuant to FASB ASC Topic 350, “Intangibles-Goodwill and Other”, goodwill is not amortized to expense but rather is analyzed for impairment. We evaluate goodwill for impairment on an annual basis and as events and circumstances change, in accordance with FASB ASC Topic 350. As of March 31, 2015 and December 31, 2014, we have $11,014 of goodwill that is included in Other Assets in the accompanying consolidated balance sheets. As of March 31, 2015, we have determined that no triggering events occured that would indicate an impairment on our goodwill.

k. Recent Accounting Pronouncements

On January 1, 2015, we adopted the accounting standard classified under FASB ASC Topic 205, “Presentation of Financial Statements”. This accounting standard amends existing guidance to change reporting requirements for discontinued operations by requiring the disposal of an entity to be reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. This standard is effective for interim and annual reporting periods beginning on or after December 15, 2014. The adoption of this standard did not have a material effect on our consolidated financial statements.

In May 2014, the FASB issued an accounting standard classified under FASB ASC Topic 606, “Revenue from Contracts with Customers”. This accounting standard generally replaces existing guidance by requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This standard is currently effective for annual reporting periods beginning after December 15, 2016. Management is currently evaluating the impact that this standard may have on our consolidated financial statements.

In February 2015, the FASB issued an accounting standard classified under FASB ASC Topic 810, “Consolidation”. This accounting standard amends the consolidation analysis required under GAAP and requires management to reevaluate all previous consolidation conclusions. This standard considers limited partnerships as VIEs, unless the limited partners have either substantive kick-out or participating rights. The presumption that a general partner should consolidate a limited partnership has also been eliminated. The standard amends the effect that fees paid to a decision maker or service provider have on the consolidation analysis, as well as amends how variable interests held by a reporting entity’s related parties affect the consolidation conclusion. This standard also clarifies how to determine whether equity holders as a group have power over an entity. This standard is effective for interim and annual reporting periods beginning on or after December 15, 2015, with an early adoption permitted. Management is currently evaluating the impact that this standard may have on our consolidated financial statements.

In April 2015, the FASB issued an accounting standard classified under FASB ASC Topic 835, “Interest”. This accounting standard amends existing guidance to change reporting requirements for debt issuance costs by requiring debt issuance costs to be presented on the balance sheet as a direct deduction from the debt liability. This standard is effective for interim and annual reporting periods beginning on or after December 15, 2015, with an early adoption permitted. Retrospective application to prior periods is required. Management is currently evaluating the impact that this standard may have on our consolidated financial statements.

NOTE 3: INVESTMENTS IN MORTGAGES, LOANS AND PREFERRED EQUITY INTERESTS

Investments in Commercial Mortgages, Mezzanine Loans, Other Loans and Preferred Equity Interests

The following table summarizes our investments in commercial mortgages, mezzanine loans, other loans and preferred equity interests as of March 31, 2015:

	Unpaid Principal Balance	Unamortized (Discounts) Premiums	Carrying Amount	Number of Loans	Weighted- Average Coupon (1)	Range of Maturity Dates
Commercial Real Estate (CRE)
Commercial mortgages (2)	$1,257,942	$(14,474)	$1,243,468	95	5.7%	May 2015 to May 2025

Mezzanine loans	226,174	(1,602)	224,572	73	9.7%	May 2015 to Jan. 2029
Preferred equity interests	34,853	(1)	34,852	9	7.1%	Feb. 2016 to Aug. 2025

Total CRE	1,518,969	(16,077)	1,502,892	177	6.6%

Deferred fees, net	1,564	—	1,564

Total	$1,520,533	$(16,077)	$1,504,456

(1)	Weighted-average coupon is calculated on the unpaid principal amount of the underlying instruments, which does not necessarily correspond to the carrying amount.
(2)	Commercial mortgages includes five conduit loans with an unpaid principal balance and carrying amount of $129,550, a weighted-average coupon of 4.3% and maturity dates ranging from November 2022 through May 2025. These commercial mortgages are accounted for as loans held for sale.

The following table summarizes our investments in commercial mortgages, mezzanine loans, other loans and preferred equity interests as of December 31, 2014:

	Unpaid Principal Balance	Unamortized (Discounts) Premiums	Carrying Amount	Number of Loans	Weighted- Average Coupon (1)	Range of Maturity Dates
Commercial Real Estate (CRE)

Commercial mortgages (2)	$1,148,290	$(14,519)	$1,133,771	95	5.90%	Jan. 2015 to Jan. 2025

Mezzanine loans	226,105	(1,602)	224,503	74	9.80%	Mar. 2015 to Jan. 2029
Preferred equity interests	34,859	(1)	34,858	9	7.10%	Feb. 2016 to Aug. 2025

Total CRE	1,409,254	(16,122)	1,393,132	178	6.50%

Deferred fees, net	(696)	—	(696)

Total	$1,408,558	$(16,122)	$1,392,436

(1)	Weighted-average coupon is calculated on the unpaid principal amount of the underlying instruments, which does not necessarily correspond to the carrying amount.
(2)	Commercial mortgages includes 11 conduit loans with an unpaid principal balance and carrying amount of $93,925, a weighted-average coupon of 4.6% and maturity dates ranging from November 2019 through January 2025. These commercial mortgages are accounted for as loans held for sale.

During the three-month periods ended March 31, 2015 and 2014, respectively, we did not convert any underperforming commercial real estate loans to real estate owned property.

The following table summarizes the delinquency statistics of our commercial real estate loans as of March 31, 2015 and December 31, 2014:

	As of March 31, 2015
Delinquency Status	Commercial Mortgages	Mezzanine Loans	Preferred Equity	Total
Current	$1,257,942	$203,418	$31,203	$1,492,563
30 to 59 days	—	—	—	—
60 to 89 days	—	—	—	—
90 days or more	—	21,508	3,650	25,158
In foreclosure or bankruptcy proceedings	—	1,248	—	1,248

Total	$1,257,942	$226,174	$34,853	$1,518,969

	As of December 31, 2014
Delinquency Status	Commercial Mortgages	Mezzanine Loans	Preferred Equity	Total
Current	$1,148,290	$202,919	$31,209	$1,382,418
30 to 59 days	—	—	—	—
60 to 89 days	—	1,555	—	1,555
90 days or more	—	19,953	3,650	23,603
In foreclosure or bankruptcy proceedings	—	1,678	—	1,678

Total	$1,148,290	$226,105	$34,859	$1,409,254

As of March 31, 2015 and December 31, 2014, approximately $24,851 and $25,281, respectively, of our commercial real estate loans were on non-accrual status and had a weighted-average interest rate of 5.7% and 5.8%, respectively. During the three-month period ended March 31, 2015, we have determined that the recognition of interest income on two loans, with a carrying amount of $67,522 and a weighted average interest rate of 9.2%, should change from the accrual basis to the cash basis.

Allowance For Losses And Impaired Loans

We closely monitor our loans which require evaluation for loan loss in two categories: satisfactory and impaired. Loans classified as impaired are generally loans which have credit weaknesses or the collateral whose credit quality has temporarily deteriorated. We have classified our investment in loans by credit risk category as follows:

	As of March 31, 2015
Credit Status	Commercial Mortgages	Mezzanine Loans	Preferred Equity	Total
Satisfactory	$1,235,022	$176,414	$26,843	$1,438,279
Watchlist/Impaired	22,920	49,760	8,010	80,690

Total	$1,257,942	$226,174	$34,853	$1,518,969

	As of December 31, 2014
Credit Status	Commercial Mortgages	Mezzanine Loans	Preferred Equity	Total
Satisfactory	$1,125,370	$175,915	$26,849	$1,328,134
Watchlist/Impaired	22,920	50,190	8,010	81,120

Total	$1,148,290	$226,105	$34,859	$1,409,254

Our allowance for losses as a percentage of our investment in loans was 0.7% as of March 31, 2015 and December 31, 2014, respectively.

The following table provides a roll-forward of our allowance for losses for our commercial mortgages, mezzanine loans and other loans for the three-month periods ended March 31, 2015 and 2014:

	For the Three-Month Period Ended March 31, 2015
	Commercial Mortgages	Mezzanine Loans	Preferred Equity	Total
Beginning balance	$—	$7,892	$1,326	$9,218
Provision	—	2,000	—	2,000
Charge-offs, net of recoveries	—	(421)	—	(421)

Ending balance	$—	$9,471	$1,326	$10,797

	For the Three-Month Period Ended March 31, 2014
	Commercial Mortgages	Mezzanine Loans	Preferred Equity	Total
Beginning balance	$—	$21,636	$1,319	$22,955
Provision	—	1,000	—	1,000
Charge-offs, net of recoveries	—	(9,676)	—	(9,676)

Ending balance	$—	$12,960	$1,319	$14,279

Information on those loans on our watchlist or considered to be impaired was as follows:

	As of March 31, 2015
Watchlist/Impaired Loans	Commercial Mortgages	Mezzanine Loans	Preferred Equity	Total
Watchlist/Impaired loans expecting full recovery	$22,920	$28,559	$4,360	$55,839
Watchlist/Impaired loans with reserves	—	21,201	3,650	24,851

Total Watchlist/Impaired Loans(1)	$22,920	$49,760	$8,010	$80,690

Allowance for losses	$—	$9,471	$1,326	$10,797

(1)	As of March 31, 2015, this includes $5,500 of unpaid principal relating to previously identified troubled debt restructurings (TDRs) that are on accrual status.

	As of December 31, 2014
Watchlist/Impaired Loans	Commercial Mortgages	Mezzanine Loans	Preferred Equity	Total
Watchlist/Impaired loans expecting full recovery	$22,920	$40,559	$4,360	$67,839
Watchlist/Impaired loans with reserves	—	9,631	3,650	13,281

Total Watchlist/Impaired Loans(1)	$22,920	$50,190	$8,010	$81,120

Allowance for losses	$—	$7,892	$1,326	$9,218

(1)	As of December 31, 2014, there were no previously identified TDRs that were on accrual status included in impaired loans.

The average unpaid principal balance of total impaired loans was $53,426 and $65,893 during the three-month periods ended March 31, 2015 and 2014, respectively. As of March 31, 2015, there are seven impaired loans with unpaid principal balances of $55,839 for which there is no allowance. We recorded interest income from impaired loans of $52 and $1 for the three-month periods ended March 31, 2015 and 2014, respectively.

We have evaluated modifications to our commercial real estate loans to determine if the modification constitutes a troubled debt restructuring (TDR) under FASB ASC Topic 310, “Receivables”. During the three-month periods ended March 31, 2015 and 2014, we have determined that there were no modifications to any commercial real estate loans that constituted a TDR. As of March 31, 2015, there were no TDRs that subsequently defaulted for modifications within the previous 12 months.

NOTE 4: INVESTMENTS IN SECURITIES

Our investments in securities and security-related receivables are accounted for at fair value. On December 19, 2014, our subsidiary assigned or delegated its rights and responsibilities as collateral manager for the T8 and T9 securitizations, as referenced in our 2014 annual report. As a result of the assignment and delegation, we determined that we are no longer the primary beneficiary of T8 and T9 and deconsolidated the two securitizations. During the three-month period ended March 31, 2015, we sold all of our remaining securities with an aggregate fair value of $31,412 and we had no investments in securities as of March 31, 2015.

The following table summarizes our investments in securities as of December 31, 2014:

Investment Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Weighted Average Coupon (1)	Weighted Average Years to Maturity
Available-for-sale securities (2)	$210,600	$2,053	$(193,486)	$19,167	3.5%	23.1
Security-related receivables
Unsecured REIT note receivables	10,000	995	—	10,995	6.7%	3.0
CMBS receivables (3)	5,000	—	(3,750)	1,250	5.7%	34.5

Total security-related receivables	15,000	995	(3,750)	12,245	6.3%	13.5

Total investments in securities	$225,600	$3,048	$(197,236)	$31,412	3.6%	22.7

(1)	Weighted-average coupon is calculated on the unpaid principal amount of the underlying instruments, which does not necessarily correspond to the carrying amount.
(2)	As of December 31, 2014, this includes available-for-sale securities that are accounted for under the fair value option other than an available-for-sale security that has an amortized cost of $3,600 and a carrying value of $3,606.
(3)	CMBS receivables include securities with a fair value totaling $1,250 that are rated “D” by Standard & Poor’s

The following table summarizes the non-accrual status of our investments in securities:

	As of December 31, 2014
	Principal /Par Amount on Non- Accrual	Weighted Average Coupon	Fair Value
Other securities	$210,600	3.5%	$17,120
CMBS receivables	5,000	5.7%	1,250

The assets of our consolidated CDOs collateralize the debt of such entities and are not available to our creditors. As of December 31, 2014, investment in securities of $0 in principal amount of TruPS and subordinated debentures, and $10,000 in principal amount of unsecured REIT note receivables and CMBS receivables, collateralized the consolidated CDO notes payable of such entities.

NOTE 5: INVESTMENTS IN REAL ESTATE

The table below summarizes our investments in real estate:

	Book Value
	As of March 31, 2015	As of December 31, 2014
Multi-family real estate properties (a)	$1,288,991	$1,286,898
Office real estate properties	360,685	370,114
Retail real estate properties	132,481	132,117
Parcels of land	51,821	51,322

Subtotal	1,833,978	1,840,451
Less: Accumulated depreciation and amortization (a)	(175,319)	(168,480)

Investments in real estate	$1,658,659	$1,671,971

(a)	As of March 31, 2015, includes properties owned by Independence Realty Trust, Inc., or IRT, with a book value of $689,867 and accumulated depreciation of $27,261. As of December 31, 2014, includes properties owned by IRT, with a book value of $689,112 and accumulated depreciation of $23,376.

As of March 31, 2015 and December 31, 2014, our investments in real estate were comprised of land of $338,057, respectively, and buildings and improvements of $1,495,921 and $1,502,394, respectively.

As of March 31, 2015, our investments in real estate of $1,658,659 are financed through $663,537 of mortgages held by third parties and $878,798 of mortgages held by our RAIT I and RAIT II CDO securitizations. As of December 31, 2014, our investments in real estate of $1,671,971 are financed through $641,874 of mortgages held by third parties and $878,856 of mortgages held by our RAIT I and RAIT II CDO securitizations. Together, along with commercial real estate loans held by RAIT I and RAIT II, these mortgages serve as collateral for the CDO notes payable issued by the RAIT I and RAIT II CDO securitizations. All intercompany balances and interest charges are eliminated in consolidation.

On May 1, 2015, IRT acquired a 236-unit multi-family property located in Indianapolis, Indiana for an aggregate purchase price of $25,250.

On March 31, 2015, the company entered into a purchase and sale agreement to sell one multi-family property with a purchase price of $18,787. The sale is subject to customary closing conditions and, if completed, we expect to record a gain on sale of real estate, some of which may be deferred.

On April 21, 2015, the company entered into a purchase and sale agreement to sell one multi-family property with a purchase price of $49,250. The sale is subject to customary closing conditions and, if completed, we expect to record a gain on sale of real estate.

NOTE 6: INDEBTEDNESS

We maintain various forms of short-term and long-term financing arrangements. Generally, these financing agreements are collateralized by assets within securitizations.

The following table summarizes our total recourse and non-recourse indebtedness as of March 31, 2015:

Description	Unpaid Principal Balance	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
7.0% convertible senior notes (1)	$34,066	$33,538	7.0%	Apr. 2031
4.0% convertible senior notes (2)	141,750	135,085	4.0%	Oct. 2033
7.625% senior notes	60,000	60,000	7.6%	Apr. 2024
7.125% senior notes	71,905	71,905	7.1%	Aug. 2019
Senior secured notes	76,000	67,072	7.0%	Apr. 2017 to Apr. 2019
Junior subordinated notes, at fair value (3)	18,671	13,183	4.3%	Mar. 2035
Junior subordinated notes, at amortized cost	25,100	25,100	2.8%	Apr. 2037
CMBS facilities	173,375	173,375	2.4%	Nov. 2015 to Jul. 2016

Total recourse indebtedness	600,867	579,258	3.9%

Non-recourse indebtedness:
CDO notes payable, at amortized cost (4)(5)	1,074,044	1,073,122	0.6%	2045 to 2046
CMBS securitizations (6)	370,195	369,616	1.9%	Jan. 2029 to Dec. 2031
Loans payable on real estate (7)	663,536	664,761	4.5%	Sep. 2015 to May 2040

Total non-recourse indebtedness	2,107,775	2,107,499	1.8%

Total indebtedness	$2,708,642	$2,686,757	2.4%

(1)	Our 7.0% convertible senior notes are redeemable at par, at the option of the holder, in April 2016, April 2021, and April 2026.
(2)	Our 4.0% convertible senior notes are redeemable at par, at the option of the holder, in October 2018, October 2023, and October 2028.
(3)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(4)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
(5)	Collateralized by $1,564,833 principal amount of commercial mortgages, mezzanine loans, other loans and preferred equity interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(6)	Excludes the RAIT FL1 junior notes, RAIT FL2 junior notes and RAIT FL3 junior notes purchased by us which are eliminated in consolidation. Collateralized by $481,546 principal amount of commercial mortgages loans and participation interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(7)	Includes $383,313 of unpaid principal balance with a carrying amount of $384,538 of third party mortgage indebtedness that encumbers properties owned by IRT. The weighted-average interest rate is 3.8% and has a range of maturity dates from April 2016 to February 2025.

The following table summarizes our total recourse and non-recourse indebtedness as of December 31, 2014:

Description	Unpaid Principal Balance	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
7.0% convertible senior notes (1)	$34,066	$33,417	7.0%	Apr. 2031
4.0% convertible senior notes (2)	141,750	134,418	4.0%	Oct. 2033
7.625% senior notes	60,000	60,000	7.6%	Apr. 2024
7.125% senior notes	71,905	71,905	7.1%	Aug. 2019
Secured credit facilities	18,392	18,392	2.7%	Oct. 2016
Senior secured notes	78,000	68,314	7.0%	Apr. 2017 to Apr. 2019
Junior subordinated notes, at fair value (3)	18,671	13,102	0.5%	Mar. 2035
Junior subordinated notes, at amortized cost	25,100	25,100	2.7%	Apr. 2037
CMBS facilities	85,053	85,053	2.5%	Nov. 2015 to Jul. 2016

Total recourse indebtedness	532,937	509,701	4.0%

Non-recourse indebtedness:
CDO notes payable, at amortized cost (4)(5)	1,074,102	1,073,145	0.6%	2045 to 2046
CMBS securitizations (6)	389,994	389,415	1.9%	Jan. 2029 to Dec. 2031
Loans payable on real estate (7)	641,874	643,405	4.6%	Sep. 2015 to May 2040

Total non-recourse indebtedness	2,105,970	2,105,965	2.1%

Total indebtedness	$2,638,907	$2,615,666	2.6%

(1)	Our 7.0% convertible senior notes are redeemable at par, at the option of the holder, in April 2016, April 2021, and April 2026.
(2)	Our 4.0% convertible senior notes are redeemable at par, at the option of the holder, in October 2018, October 2023, and October 2028.
(3)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(4)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
(5)	Collateralized by $1,572,126 principal amount of commercial mortgages, mezzanine loans, other loans and preferred equity interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(6)	Excludes the RAIT FL1 junior notes, RAIT FL2 junior notes and RAIT FL3 junior notes purchased by us which are eliminated in consolidation. Collateralized by $490,863 principal amount of commercial mortgages loans and participation interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(7)	Includes $360,902 of unpaid principal balance with a carrying amount of $362,434 of third party mortgage indebtedness that encumbers properties owned by IRT. The weighted-average interest rate is 3.8% and has a range of maturity dates from April 2016 to January 2025.

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

The current status or activity in our financing arrangements occurring as of or during the three-month period ended March 31, 2015 is as follows:

Recourse Indebtedness

7.0% convertible senior notes. The 7.0% convertible senior notes are convertible at the option of the holder at a current conversion rate of 162.9431 common shares per $1 principal amount of 7.0% convertible senior notes (equivalent to a current conversion price of $6.14 per common share). Upon conversion of 7.0% convertible senior notes by a holder, the holder will receive cash, our common shares or a combination of cash and our common shares, at our election. We include the 7.0% convertible senior notes in diluted earnings per share using the if-converted method if the conversion value in excess of the par amount is considered in the money during the respective periods.

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

Secured credit facilities. On October 25, 2013, our subsidiary, Independence Realty Operating Partnership, LP, or IROP, the operating partnership of IRT, entered into a $20,000 secured revolving credit agreement, or the IROP credit agreement, with The Huntington National Bank to be used to acquire properties, for capital expenditures and for general corporate purposes. The IROP credit agreement has a 3-year term, bears interest at LIBOR plus 2.75% and contains customary financial covenants for this type of revolving credit agreement. IRT guaranteed IROP’s obligations under the IROP credit agreement. On September 9, 2014, IRT and IROP entered into an amendment to the IROP credit agreement that increased the lender’s maximum commitment under the credit agreement from $20,000 to $30,000, changed the interest rate from LIBOR plus 2.75% to LIBOR plus 2.50% and amended certain financial covenants. During the three-month period ended March 31, 2015, we repaid $18,392 under the IROP credit agreement. As of March 31, 2015, there was no balance outstanding under the IROP credit agreement.

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

The senior secured notes were issued pursuant to an indenture agreement dated October 5, 2011 which contains customary events of default, including those relating to nonpayment of principal or interest when due and defaults based upon events of bankruptcy and insolvency. The senior secured notes are each $25,000 principal amount with a weighted average interest rate of 7.0% and have maturity dates ranging from April 2017 to April 2019. Interest is at a fixed rate and accrues from October 5, 2011 and is payable quarterly in arrears on October 30, January 30, April 30 and July 30 of each year, beginning October 30, 2011. The senior secured notes are secured and are not convertible into equity securities of RAIT.

During the three-month period ended March 31, 2015, we prepaid $2,000 of the senior secured notes. As of March 31, 2015 we have $76,000 of outstanding senior secured notes.

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

On October 25, 2010, pursuant to a securities exchange agreement, we exchanged and cancelled the first $18,671 junior subordinated note for another junior subordinated note, which we refer to as the second $18,671 junior subordinated note, in aggregate principal amount of $18,671 with a reduced interest rate and provided $5,000 of our 6.875% convertible senior notes as collateral for the second $18,671 junior subordinated note. This $18,671 junior subordinated note has a fixed rate of interest of 0.5% through March 30, 2015 and thereafter has a floating rate of three-month LIBOR plus 400 basis points, with such floating rate not to exceed 7.0%. The maturity date is March 30, 2035. At issuance, of these notes, we elected to record the second $18,671 junior subordinated note at fair value under FASB ASC Topic 825, with all subsequent changes in fair value recorded in earnings. The fair value, or carrying amount, of this indebtedness was $13,183 as of March 31, 2015.

CMBS facilities. As of March 31, 2015, we had $69,660 of outstanding borrowings under the amended and restated master repurchase agreement, or the Amended MRA. As of March 31, 2015, we were in compliance with all financial covenants contained in the Amended MRA.

As of March 31, 2015, we had $67,470 of outstanding borrowings under the $150,000 CMBS facility. As of March 31, 2015, we were in compliance with all financial covenants contained in the $150,000 CMBS facility.

As of March 31, 2015, we had $20,545 of outstanding borrowings under the $75,000 commercial mortgage facility. As of March 31, 2015, we were in compliance with all financial covenants contained in the $75,000 commercial mortgage facility.

As of March 31, 2015, we had $15,700 of outstanding borrowings under the $150,000 commercial mortgage facility. As of March 31, 2015, we were in compliance with all financial covenants contained in the $150,000 commercial mortgage facility.

Non-Recourse Indebtedness

CDO notes payable, at amortized cost. CDO notes payable at amortized cost represent notes issued by consolidated CDO securitizations which are used to finance the acquisition of unsecured REIT notes, CMBS securities, commercial mortgages, mezzanine loans, and other loans in our commercial real estate loan portfolio. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates. Both RAIT I and RAIT II are meeting all of their overcollateralization, or OC, and interest coverage, or IC, trigger tests as of March 31, 2015.

CMBS securitizations. As of March 31, 2015, our subsidiary, RAIT 2013-FL1 Trust, or RAIT FL 1, has $75,596 of total collateral at par value. RAIT FL1 has classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $41,840 to investors. We currently own the unrated classes of junior notes, including a class with an aggregate principal balance of $33,756, and the equity, or the retained interests, of RAIT FL1. RAIT FL1 does not have OC triggers or IC triggers.

As of March 31, 2015, our subsidiary, RAIT 2014-FL2 Trust, or RAIT FL 2, has $190,772 of total collateral at par value. RAIT FL2 has classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $150,558 to investors. We currently own the unrated classes of junior notes, including a class with an aggregate principal balance of $40,214, and the equity, or the retained interests, of RAIT FL2. RAIT FL2 does not have OC triggers or IC triggers.

As of March 31, 2015, our subsidiary, RAIT 2014-FL3 Trust, or RAIT FL 3, has $215,178 of total collateral at par value. RAIT FL3 has classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $177,797 to investors. We currently own the unrated classes of junior notes, including a class with an aggregate principal balance of $37,381, and the equity, or the retained interests, of RAIT FL3. RAIT FL3 does not have OC triggers or IC triggers.

Loans payable on real estate. As of March 31, 2015 and December 31, 2014, we had $663,536 and $641,874, respectively, of other indebtedness outstanding relating to loans payable on consolidated real estate. These loans are secured by specific consolidated real estate and commercial loans included in our consolidated balance sheets.

During the three-month period ended March 31, 2015, IRT obtained one first mortgage on its investment in real estate from a third party lender that has a total aggregate principal balance of $22,900, a maturity date of February 2025, and an interest rate of 3.4%.

Subsequent to March 31, 2015, IRT obtained one first mortgage on its investment in real estate from a third party lender that has a total aggregate principal balance of $20,527, a maturity date of May 2025, and an interest rate of 3.2%.

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

Interest Rate Swaps and Caps

We have entered into various interest rate swap and cap contracts to hedge interest rate exposure on floating rate indebtedness. We designate interest rate hedge agreements at inception and determine whether or not the interest rate hedge agreement is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. At designation, certain of these interest rate swaps had a fair value not equal to zero. However, we concluded, at designation, that these hedging arrangements were highly effective during their term using regression analysis and determined that the hypothetical derivative method would be used in measuring any ineffectiveness. At each reporting period, we update our regression analysis and, as of March 31, 2015, we concluded that these hedging arrangements were highly effective during their remaining term and used the hypothetical derivative method in measuring the ineffective portions of these hedging arrangements.

The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments as of March 31, 2015 and December 31, 2014:

	As of March 31, 2015			As of December 31, 2014
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges:
Interest rate swaps	$494,242	$114	$(17,767)	$496,025	$—	$(20,695)
Interest rate caps	—	—	—	—	—	—

Net fair value	$494,242	$114	$(17,767)	$496,025	$—	$(20,695)

During the period April 1, 2015 through December 31, 2015, interest rate swap agreements relating to RAIT I and RAIT II with a notional amount of $138,501 and a weighted average strike rate of 5.05% as of March 31, 2015, will terminate in accordance with their terms.

For interest rate swaps that are considered effective hedges, we reclassified realized losses of $4,967 and $7,537, respectively, to earnings for the three-month periods ended March 31, 2015 and 2014.

Effective interest rate swaps are reported in accumulated other comprehensive income and the fair value of these hedge agreements is included in other assets or derivative liabilities.

NOTE 8: FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments” requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of investments in mortgages, loans, preferred equity interests, investments in securities, CDO notes payable, convertible senior notes, junior subordinated notes, warrants and investor SARs and derivative assets and liabilities is based on significant observable and unobservable inputs. The fair value of cash and cash equivalents, restricted cash, secured credit facilities and CMBS facilities and commercial mortgage facility approximates cost due to the nature of these instruments.

The following table summarizes the carrying amount and the fair value of our financial instruments as of March 31, 2015:

Financial Instrument	Carrying Amount	Estimated Fair Value
Assets
Commercial mortgages, mezzanine loans, other loans and preferred equity interests, net	$1,493,659	$1,446,466
Cash and cash equivalents	92,657	92,657
Restricted cash	126,850	126,850
Liabilities
Recourse indebtedness:
7.0% convertible senior notes	33,538	39,006
4.0% convertible senior notes	135,085	121,551
7.625% senior notes	60,000	59,160
7.125% senior notes	71,905	67,907
Secured credit facilities	—	—
Junior subordinated notes, at fair value	13,183	13,183
Junior subordinated notes, at amortized cost	25,100	14,348
CMBS facilities	173,375	173,375
Senior secured notes	67,072	77,881
Non-recourse indebtedness:
CDO notes payable, at amortized cost	1,073,122	927,588
CMBS securitizations	369,616	370,576
Loans payable on real estate	664,761	709,338
Derivative liabilities	17,767	17,767
Warrants and investor SARs	28,595	28,595

The following table summarizes the carrying amount and the fair value of our financial instruments as of December 31, 2014:

Financial Instrument	Carrying Amount	Estimated Fair Value
Assets
Commercial mortgages, mezzanine loans, other loans and preferred equity interests, net	$1,392,436	$1,316,796
Investments in securities and security-related receivables	31,412	31,412
Cash and cash equivalents	121,726	121,726
Restricted cash	124,220	124,220
Liabilities
Recourse indebtedness:
7.0% convertible senior notes	33,417	41,901
4.0% convertible senior notes	134,418	123,677
7.625% senior notes	60,000	56,016
7.125% senior notes	71,905	70,064
Secured credit facilities	18,392	18,392
Junior subordinated notes, at fair value	13,102	13,102
Junior subordinated notes, at amortized cost	25,100	14,471
CMBS facilities	55,956	55,956
Commercial mortgage facility	29,097	29,097
Senior secured notes	68,314	79,594
Non-recourse indebtedness:
CDO notes payable, at amortized cost	1,073,145	913,050
CMBS securitizations	389,415	389,771
Loans payable on real estate	643,405	678,306
Derivative liabilities	20,695	20,695
Warrants and investor SARs	35,384	35,384

Fair Value Measurements

The following tables summarize information about our assets and liabilities measured at fair value on a recurring basis as of March 31, 2015, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (a)	Balance of March 31, 2015
Available-for-sale securities	$—	$—	$—	$—
Security-related receivables
Unsecured REIT note receivables	—	—	—	—
CMBS receivables	—	—	—	—
Other securities	—	—	—	—
Derivative assets	—	114	—	114

Total assets	$—	$114	$—	$114

Liabilities:	Quoted Prices in Active Markets for Identical Assets (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (a)	Balance of March 31, 2015
Junior subordinated notes, at fair value	$—	$—	$13,183	$13,183
Derivative liabilities	—	17,767	—	17,767
Warrants and investor SARs	—	—	28,595	28,595

Total liabilities	$—	$17,767	$41,778	$59,545

(a)	During the three-month period ended March 31, 2015, there were no transfers between Level 1 and Level 2, nor were there any transfers into and out of Level 3.

The following tables summarize information about our assets and liabilities measured at fair value on a recurring basis as of December 31, 2014, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (a)	Balance of December 31, 2014
Available-for-sale securities	$—	$19,167	$—	$19,167
Security-related receivables
Unsecured REIT note receivables	—	10,995	—	10,995
CMBS receivables	—	1,250	—	1,250
Other securities	—	—	—	—
Derivative assets	—	—	—	—

Total assets	$—	$31,412	$—	$31,412

Liabilities:	Quoted Prices in Active Markets for Identical Assets (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (a)	Balance of December 31, 2014
Junior subordinated notes, at fair value	$—	$—	$13,102	$13,102
Derivative liabilities	—	20,695	—	20,695
Warrants and investor SARs	—	—	35,384	35,384

Total liabilities	$—	$20,695	$48,486	$69,181

(a)	During the year ended December 31, 2014, there were no transfers between Level 1 and Level 2, nor were there any transfers into and out of Level 3.

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

The following tables summarize additional information about liabilities that are measured at fair value on a recurring basis for which we have utilized level 3 inputs to determine fair value for the three-month period ended March 31, 2015:

Liabilities	Warrants and investor SARs	Junior Subordinated Notes, at Fair Value	Total Level 3 Liabilities
Balance, as of December 31, 2014	$35,384	$13,102	$48,486
Change in fair value of financial instruments	(6,789)	81	(6,708)
Purchases	—	—	—
Sales	—	—	—
Principal repayments	—	—	—

Balance, as of March 31, 2015	$28,595	$13,183	$41,778

Our non-routine fair value measurements relate primarily to our commercial real estate loans that are considered impaired and for which we maintain an allowance for loss. In determining the allowance for losses, we estimate the fair value of the respective commercial real estate loan and compare that fair value to our total investment in the loan. When estimating the fair value of the commercial real estate loan, management uses discounted cash flow analyses and capitalization rates on the underlying property’s net operating income. The discounted cash flow analyses and capitalization rates are based on market information and comparable sales of similar properties.

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

				Fair Value Measurement
	Carrying Amount as of March 31, 2015	Estimated Fair Value as of March 31, 2015	Valuation Technique	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Commercial mortgages, mezzanine loans and other loans	$1,493,659	$1,446,466	Discounted cash flows	$—	$—	$1,446,466
7.0% convertible senior notes	33,538	39,006	Trading price	39,006	—	—
4.0% convertible senior notes	135,085	121,551	Trading price	121,551	—	—
7.625% senior notes	60,000	59,160	Trading price	59,160	—	—
7.125% senior notes	71,905	67,907	Trading price	67,907	—	—
Senior Secured Notes	67,072	77,881	Discounted cash flows	—	—	77,881
Junior subordinated notes, at amortized cost	25,100	14,348	Discounted cash flows	—	—	14,348
CDO notes payable, at amortized cost	1,073,122	927,588	Trading price	927,588	—	—
CMBS securitization	369,616	370,576	Trading price	370,576	—	—
Loans payable on real estate	664,761	709,338	Discounted cash flows	—	—	709,338

				Fair Value Measurement
	Carrying Amount as of December 31 2014	Estimated Fair Value as of December 31 2014	Valuation Technique	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Commercial mortgages, mezzanine loans and other loans	$1,392,436	$1,316,796	Discounted cash flows	$—	$—	$1,316,796
7.0% convertible senior notes	33,417	41,901	Trading price	41,901	—	—
4.0% convertible senior notes	134,418	123,677	Trading price	123,677	—
7.625% senior notes	60,000	56,016	Trading price	56,016	—	—
7.125% senior notes	71,905	70,064	Trading price	70,064	—	—
Senior Secured Notes	68,314	79,594	Discounted cash flows	—	—	79,594
Junior subordinated notes, at amortized cost	25,100	14,471	Discounted cash flows	—	—	14,471
CDO notes payable, at amortized cost	1,073,145	913,050	Trading price	913,050	—	—
CMBS securitization	389,415	389,771	Trading price	389,771	—	—
Loans payable on real estate	643,405	678,306	Discounted cash flows	—	—	678,306

Change in Fair Value of Financial Instruments

The following table summarizes realized and unrealized gains and losses on assets and liabilities for which we elected the fair value option of FASB ASC Topic 825, “Financial Instruments” and derivatives as reported in change in fair value of financial instruments in the accompanying consolidated statements of operations:

	For the Three -Month
	Periods Ended March 31
Description	2015	2014
Change in fair value of trading securities and security-related receivables	$(171)	$6,442
Change in fair value of CDO notes payable and trust preferred obligations	(81)	(30,396)
Change in fair value of derivatives	(2,047)	(4,227)
Change in fair value of warrants and investor SARs	6,789	4,042

Change in fair value of financial instruments	$4,490	$(24,139)

The changes in the fair value for the trading securities and security-related receivables, CDO notes payable, and other liabilities for which the fair value option was elected for the three-month periods ended March 31, 2015 and 2014 was primarily attributable to changes in instrument specific credit risks. The changes in the fair value of the CDO notes payable for which the fair value option was elected was due to repayments at par because of OC failures when the CDO notes have a fair value of less than par. The changes in the fair value of derivatives for which the fair value option was elected for the three-month periods ended March 31, 2015 and 2014 was mainly due to changes in interest rates.

NOTE 9: VARIABLE INTEREST ENTITIES

The determination of when to consolidate a VIE is based on the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance together with either the obligation to absorb losses or the right to receive benefits that could be significant to the VIE. We evaluated our investments and determined that, as of March 31, 2015 and December 31, 2014, our consolidated VIEs were: RAIT I, RAIT II, IRT, Willow Grove and Cherry Hill (RAIT VIE Properties). The following table presents the assets and liabilities of our consolidated VIEs as of each respective date.

	As of March 31, 2015
	RAIT Securitzations	IRT	RAIT VIE Properties	Total
Assets
Investments in mortgages and loans, at amortized cost:
Commercial mortgages, mezzanine loans, other loans and preferred equity interests	$1,528,963	$—	$—	$1,528,963
Allowance for losses	421	—	—	421

Total investments in mortgages and loans	1,529,384	—	—	1,529,384
Investments in real estate
Investments in real estate	—	689,867	23,948	713,815
Accumulated depreciation	—	(27,261)	(3,950)	(31,211)

Total investments in real estate	—	662,606	19,998	682,604
Investments in securities and security-related receivables, at fair value	—	—	—	—
Cash and cash equivalents	—	18,132	160	18,292
Restricted cash	14,172	6,229	279	20,680
Accrued interest receivable	76,564	—	—	76,564
Other assets	11,138	1,906	7,072	20,116
Deferred financing costs
Deferred financing costs	26,028	3,618	346	29,992
Accumulated amortization	(20,751)	(665)	(256)	(21,672)

Total deferred financing costs	5,277	2,953	90	8,320
Intangible assets
Intangible assets	—	5,519	—	5,519
Accumulated amortization	—	(4,177)	—	(4,177)

Total intangible assets	—	1,342	—	1,342

Total assets	$1,636,535	$693,168	$27,599	$2,357,302

Liabilities and Equity
Indebtedness	$1,315,046	$422,613	$21,242	$1,758,901
Accrued interest payable	717	31	3,929	4,677
Accounts payable and accrued expenses	1	12,041	3,539	15,581
Derivative liabilities	15,704	—	—	15,704
Deferred taxes, borrowers’ escrows and other liabilities	(208)	2,493	2,988	5,273

Total liabilities	1,331,260	437,178	31,698	1,800,136

Equity:
Shareholders’ equity:
Accumulated other comprehensive income (loss)	(15,778)	—	—	(15,778)
RAIT investment	164,723	74,797	845	240,365
Retained earnings (deficit)	156,330	(22,681)	(4,944)	128,705

Total shareholders’ equity	305,275	52,116	(4,099)	353,292
Noncontrolling Interests	—	203,874	—	203,874

Total liabilities and equity	$1,636,535	$693,168	$27,599	$2,357,302

	As of December 31, 2014
	RAIT Securitzations	IRT	RAIT VIE Properties	Total
Assets
Investments in mortgages and loans, at amortized cost:
Commercial mortgages, mezzanine loans, other loans and preferred equity interests	$1,535,097	$—	$—	$1,535,097
Allowance for losses	(8,423)	—	—	(8,423)

Total investments in mortgages and loans	1,526,674	—	—	1,526,674
Investments in real estate
Investments in real estate	—	689,112	23,899	713,011
Accumulated depreciation	—	(23,376)	(3,686)	(27,062)

Total investments in real estate	—	665,736	20,213	685,949
Investments in securities and security-related receivables, at fair value	10,995	—	—	10,995
Cash and cash equivalents	—	14,763	216	14,979
Restricted cash	14,715	5,205	244	20,164
Accrued interest receivable	74,904	—	—	74,904
Other assets	136	(420)	6,908	6,624
Deferred financing costs
Deferred financing costs	26,028	3,431	346	29,805
Accumulated amortization	(20,095)	(507)	(239)	(20,841)

Total deferred financing costs	5,933	2,924	107	8,964
Intangible assets
Intangible assets	—	7,596	—	7,596
Accumulated amortization	—	(4,345)	—	(4,345)

Total intangible assets	—	3,251	—	3,251

Total assets	$1,633,357	$691,459	$27,688	$2,352,504

Liabilities and Equity
Indebtedness	$1,315,103	$418,900	$21,280	$1,755,283
Accrued interest payable	670	31	3,661	4,362
Accounts payable and accrued expenses	3	8,371	3,290	11,664
Derivative liabilities	20,051	—	—	20,051
Deferred taxes, borrowers’ escrows and other liabilities	—	1,124	2,950	4,074

Total liabilities	1,335,827	428,426	31,181	1,795,434

Equity:
Shareholders’ equity:
Accumulated other comprehensive income (loss)	(20,788)	—	—	(20,788)
RAIT investment	114,207	71,024	743	185,974
Retained earnings (deficit)	204,111	(16,729)	(4,236)	183,146

Total shareholders’ equity	297,530	54,295	(3,493)	348,332
Noncontrolling Interests	—	208,738	—	208,738

Total liabilities and equity	$1,633,357	$691,459	$27,688	$2,352,504

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

NOTE 10: SERIES D PREFERRED SHARES

On October 1, 2012, we entered into a Securities Purchase Agreement, or the purchase agreement, with ARS VI Investor I, LLC, or the investor, an affiliate of Almanac Realty Investors, LLC, or Almanac. Under the purchase agreement, we were required to issue and sell to the investor on a private placement basis from time to time in a period up to two years, and the investor was obligated to purchase from us, for an aggregate purchase price of $100,000, or the total commitment, the following securities, in the aggregate: (i) 4,000,000 Series D Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share, of RAIT, or the Series D preferred shares, (ii) common share purchase warrants, or the warrants, initially exercisable for 9,931,000 of our common shares, or the common shares, and (iii) common share appreciation rights, or the investor SARs initially with respect to up to 6,735,667 common shares. We are not obligated to issue any common shares upon exercise of the warrants if the issuance of such common shares would exceed that number of common shares which we may issue upon exercise of the warrants without requiring shareholder approval under the NYSE listing requirements. We will pay cash or issue a 180 day unsecured promissory note, or a combination of the foregoing, equal to the market value of any common shares we cannot issue as a result of this prohibition. The investor SARs are settled only in cash and not in common shares. These securities are issuable on a pro rata basis based on the percentage of the total commitment drawn down at the relevant closing under the purchase agreement. We used the proceeds received under the purchase agreement to fund our loan origination and investment activities, including CMBS and bridge lending.

The warrants and investor SARs had an initial strike price of $6.00 per common share, subject to adjustment. As of the filing of this report, the strike price has adjusted to $5.59.

The warrants and investor SARs were both determined to be classified as liabilities and had a combined fair value of $28,595 as of March 31, 2015. The initial fair value of the warrants and investor SARs are recorded as a liability and re-measured at each reporting period until the warrants and investor SARs are settled. Changes in fair value will be recorded in earnings as a component of the change in fair value of financial instruments in the consolidated statement of operations.

During the period from the effective date of the purchase agreement through March 31, 2015, we sold the following securities to the investor for an aggregate purchase price of $100.0 million: (i) 4,000,000 Series D Preferred Shares, (ii) warrants exercisable for 9,931,000 common shares (which have subsequently adjusted to 10,479,889 shares as of the date of filing this report); and (iii) investor SARs exercisable with respect to 6,735,667 common shares (which have subsequently adjusted to 7,107,948.84 shares as of the date of filing this report). The following table summarizes the sales activity of the Series D Preferred Shares from the effective date of the agreement through March 31, 2015:

Aggregate purchase price		$100,000
Initial value of warrants and investor SARs issued to-date	(21,805)
Costs incurred	(6,384)

Total discount		(28,189)
Discount amortization to-date		9,060

Carrying amount of Series D Preferred Shares		$80,871

NOTE 11: SHAREHOLDERS’ EQUITY

Preferred Shares

Dividends:

On February 10, 2015, our board of trustees declared a first quarter 2015 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares, $0.5546875 per share on our 8.875% Series C Preferred Shares and $0.4687500 per share on our Series D Preferred Shares. The dividends were paid on March 31, 2015 to holders of record on March 2, 2015 and totaled $6,296.

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

With respect to each series of preferred shares, the maximum amount issuable is as follows: 4,000,000 Series A Preferred Shares, 1,000,000 Series B Preferred Shares, and 1,000,000 Series C Preferred Shares. Unless the 2014 Preferred ATM agreement is earlier terminated by MLV or us, the 2014 Preferred ATM agreement automatically terminates upon the issuance and sale of all of the Series A Preferred Shares, Series B Preferred Shares, and Series C Preferred Shares subject to the 2014 Preferred ATM agreement. During the three-month period ended March 31, 2015, we did not issue any Series A Preferred Shares, Series B Preferred Shares or Series C Preferred Shares. As of March 31, 2015, 3,293,719, 1,000,000, and 1,000,000 Series A Preferred Shares, Series B Preferred Shares, and Series C Preferred Shares, respectively, remain available for issuance under the 2014 Preferred ATM agreement. From April 1, 2015 through May 7, 2015, we issued a total of 370,000 Series A Preferred Shares at a weighted-average price of $23.25 and we received $8,344 of net proceeds. After reflecting the preferred shares issued through May 7, 2015, 2,923,719, 1,000,000, and 1,000,000 Series A Preferred Shares, Series B Preferred Shares, and Series C Preferred Shares, respectively, remain available for issuance under the 2014 Preferred ATM agreement.

Common Shares

Dividends:

On March 16, 2015, the board of trustees declared a $0.18 dividend on our common shares to holders of record as of April 10, 2015. The dividend was paid on April 30, 2015 and totaled $14,773.

Equity Compensation:

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

On February 10, 2015, the compensation committee awarded 1,177,500 stock appreciation rights, or SARs, valued at $1,126 based on Black-Scholes option pricing model at the date of grant, to our executive officers and non-executive officer employees. The SARs vest over a three-year period and may be exercised between the date of vesting and January 29, 2019, the expiration date of the SARs.

On March 31, 2015, the compensation committee adopted a 2015 Annual Incentive Compensation Plan, or the annual cash bonus plan, and made awards to three of our executive officers, or the eligible officers, setting forth the basis on which 2015 target cash bonus awards are earned. In addition, the compensation committee adopted a 2015 Long Term Incentive Plan, or the LTIP, and made awards to the eligible officers setting forth the basis on which the eligible officers could earn equity compensation for the years 2015 through 2018. Pursuant to the LTIP, each eligible officer was granted an initial long term equity award, consisting of both a performance share unit award for a three year performance period and an annual restricted share award vesting over a four year period. Both the annual cash bonus plan and the LTIP were adopted pursuant to our 2012 Incentive Award Plan.

The total compensation awarded under our new short term annual cash bonus plan is at-risk and tied to pre-determined performance criteria. For 2015, 75% of the target cash bonus awards is payable based on the following objective performance goals and weightings; cash available for distribution per share of 35%, adjusted book value per share of 20% and return on equity at 20%. The amounts are earned based on our annual performance relative to threshold, target and maximum performance goals for these objective measures, with 50%, 100% and 150% of target incentive opportunity payable based on threshold, target and maximum performance achieved, respectively. The remaining 25% of the target cash bonus award is based on the achievement of various individual performance criterion that may be earned based on individual performance factors deemed relevant by the compensation committee.

The long term incentive plan is an equity program whereby long-term performance awards are granted each year and earned based on our performance over a three year period. Compensation awarded under the long term equity plan is based on predefined performance for 75% of the award, performance measures and weighting for the performance component of the 2015-2017 awards are based on the following objective performance measures relating to the total shareholder return (stock price appreciation plus aggregate dividends or TSR); TSR as compared to a peer group of public companies over the same period at 40%, TSR as compared to the TSR for the NAREIT Mortgage Index at 20%, company’s absolute TSR at 20%, and strategic objective at 20%. The remaining 25% of the compensation award is time-based vesting over three years.

Dividend Reinvestment and Share Purchase Plan (DRSPP):

We have a dividend reinvestment and share purchase plan, or DRSPP, under which we registered and reserved for issuance, in the aggregate, 10,500,000 common shares. During the three-month period ended March 31, 2015, we issued a total of 1,763 common shares pursuant to the DRSPP at a weighted-average price of $7.10 per share and we received $13 of net proceeds. As of March 31, 2015, 7,768,776 common shares, in the aggregate, remain available for issuance under the DRSPP.

Capital on Demand™ Sales Agreement (COD):

On November 21, 2012, we entered into a Capital on Demand™ Sales Agreement, or the COD sales agreement, with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we may issue and sell up to 10,000,000 of our common shares from time to time through JonesTrading acting as agent and/or principal, subject to the terms and conditions of the COD sales agreement. Unless the COD sales agreement is earlier terminated by JonesTrading or us, the COD sales agreement automatically terminates upon the issuance and sale of all of the common shares subject to the COD sales agreement. During the three-month period ended March 31, 2015, we did not issue any common shares pursuant to this agreement. As of March 31, 2015, 7,918,919 common shares, in the aggregate, remain available for issuance under the COD sales agreement.

Noncontrolling Interests

On January 29, 2014, IRT completed an underwritten public offering selling 8,050,000 shares of IRT common stock for $8.30 per share raising net proceeds of $62,718. We purchased 1,204,819 shares of common stock in the offering, at the public offering price, for which no underwriting discounts and commissions were paid to the underwriters. On July 21, 2014, IRT completed an underwritten public offering selling 8,050,000 shares of IRT common stock for $9.50 per share raising net proceeds of $72,002. We purchased 300,000 shares of common stock in the offering, at the public offering price, for which no underwriting discounts and commissions were paid to the underwriters. On November 25, 2014, IRT completed an underwritten public offering selling 6,000,000 shares of IRT common stock for $9.60 per share raising net proceeds of $54,648. As of March 31, 2015 and December 31, 2014, we held 7,269,719 shares, respectively, of IRT common stock representing 22.9%, respectively, of the outstanding shares of IRT common stock. We consolidate IRT as it is a VIE and we are the primary beneficiary. See Note 9 for additional disclosures pertaining to VIEs.

NOTE 12: EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three-month periods ended March 31, 2015 and 2014:

	For the Three-Month
	Periods Ended March 31
	2015	2014
Net income (loss)	$266	$(7,423)
(Income) loss allocated to preferred shares	(7,859)	(5,806)
(Income) loss allocated to noncontrolling interests	496	(1,358)

Net income (loss) allocable to common shares	$(7,097)	$(14,587)

Weighted-average shares outstanding—Basic	82,081,024	79,970,599
Dilutive securities under the treasury stock method	—	—

Weighted-average shares outstanding—Diluted	82,081,024	79,970,599

Earnings (loss) per share—Basic:
Earnings (loss) per share—Basic	$(0.09)	$(0.18)

Earnings (loss) per share—Diluted:
Earnings (loss) per share—Diluted	$(0.09)	$(0.18)

For the three-month periods ended March 31, 2015 and 2014, securities convertible into 31,562,037 and 31,525,021 common shares, respectively, were excluded from the earnings (loss) per share computations because their effect would have been anti-dilutive.

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

NOTE 14: SUPPLEMENTAL DISCLOSURE TO STATEMENT OF CASH FLOWS

The following are supplemental disclosures to the statements of cash flows for the three-month periods ended March 31, 2015 and 2014:

	For the Three-Month
	Periods Ended March 31
	2015	2014
Cash paid for interest	$13,933	$6,682
Cash paid (refunds received) for taxes	57	39
Non-cash increase (decrease) in indebtedness from conversion to shares or debt extinguishments	—	(2,421)
Non-cash increase in indebtedness from the assumption of debt from property acquisitions	—	111,986
Non-cash increase in other assets from business combination	—	7,302

NOTE 15: SEGMENT REPORTING

As a group, our executive officers act as the Chief Operating Decision Maker (“CODM”). The CODM reviews operating results of our reportable segments to make decisions about investments and resources and to assess performance for each of these reportable segments. We conduct our business through the following reportable segments:

•	Our real estate lending, owning and managing segment concentrates on lending, owning and managing commercial real estate assets throughout the United States. The form of our investment may range from first mortgage loans to equity ownership of a commercial real estate property. We manage our investments in-house through our asset management and property management professionals.

•	Our IRT segment concentrates on the ownership of apartment properties in opportunistic markets throughout the United States. As of March 31, 2015, IRT owns properties totaling $689.9 million in gross real estate investments, before accumulated depreciation.

•	Our Taberna Securitization segment includes the management of three real estate trust preferred securitizations, two of which we consolidate. Up to December 19, 2014, we managed these securitizations and received fees for services provided. On December 19, 2014, we sold these remaining collateral management contracts and deconsolidated the securitizations from our financial statements.

The following tables present segment reporting:

	Real Estate Lending Owning and Management	IRT	Taberna	Eliminations (a)	Consolidated
Three-Month Period Ended March 31, 2015:
Net interest margin	$16,572	$—	$—	$(238)	16,334
Rental income	32,269	21,700	—	—	53,969
Fee and other income	9,790	—	—	(4,196)	5,594
Provision for losses	2,000	—	—	—	2,000
Depreciation and amortization expense	12,979	6,038	—	—	19,017
Operating income	(3,004)	(242)	—	(1)	(3,247)
Change in fair value of financial instruments	4,490	—	—	—	4,490
Income tax benefit (provision)	(582)	—	—	—	(582)
Net income (loss)	1,817	(241)	—	(1,310)	266

	Real Estate Lending
	Owning and Management	IRT	Taberna	Eliminations (a)	Consolidated
Three-Month Period Ended March 31, 2014:
Net interest margin	$24,513	$—	$8,955	$(5,688)	$27,780
Rental income	27,041	8,135	—	—	35,176
Fee and other income	5,401	—	284	(1,333)	4,352
Provision for losses	1,000	—	—	—	1,000
Depreciation and amortization expense	9,885	2,123	34	—	12,042
Operating income	4,914	49	7,090	(231)	11,822
Change in fair value of financial instruments	3,346	—	(27,485)	—	(24,139)
Income tax benefit (provision)	480	—	(241)	—	239
Net income (loss)	11,764	2,935	(20,636)	(1,486)	(7,423)

	Real Estate Lending
	Owning and Management	IRT	Taberna	Eliminations (a)	Consolidated
Balance Sheet - March 31, 2015:
Investment in mortgages, loans and preferred equity interests	$1,531,734	$—	$—	$(38,075)	$1,493,659
Investments in real estate, net of accumulated depreciation	996,053	662,606	—	—	1,658,659
Investments in securities and security-related receivables, at fair value	—	—	—	—	—
Total assets	2,910,263	694,032	—	(38,511)	3,565,784

	Real Estate Lending
	Owning and Management	IRT	Taberna	Eliminations (a)	Consolidated
Balance Sheet - December 31, 2014:
Investment in mortgages, loans and preferred equity interests	$1,421,293	$—	$—	$(38,075)	$1,383,218
Investments in real estate, net of accumulated depreciation	1,006,235	665,736	—	—	1,671,971
Investments in securities and security-related receivables, at fair value	17,573	—	13,839	—	31,412
Total assets	2,843,377	694,150	14,459	(38,511)	3,513,475

(a)	The transactions that occur between the reportable segments include advisory and property management services, as well as, providing commercial mortgages on our owned real estate.

NOTE 16: COMMITMENTS AND CONTINGENCIES

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

On March 13, 2012, the staff of the SEC notified us that they had initiated a non-public investigation concerning our subsidiary, Taberna Capital Management, LLC, or TCM. The investigation relates to TCM’s receipt of approximately $15 million of restructuring fees from issuers of securities collateralizing securitizations for which TCM served as collateral manager in connection with certain exchange transactions involving these securities and securitizations. TCM participated in these exchange transactions between March 2, 2009 and November 28, 2012 and has not subsequently participated in any exchange transactions in which it has collected a fee. The SEC staff has issued administrative subpoenas seeking testimony and information from us in connection with this matter, and we are cooperating fully in providing such information.

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

In addition, on October 8, 2014, two former executive officers and a former employee of RAIT received “Wells Notices” from the SEC staff relating to the subject of such investigation. We cannot provide any assurance what the ultimate resolution of these Wells Notices or any related action will be or whether any such resolution may have an adverse effect on us. A Wells Notice is neither a formal allegation of wrongdoing nor a finding that any of the recipients violated any law. Rather, it provides a recipient an opportunity to respond to issues raised by the SEC staff and to present any reasons of law, policy or fact why the SEC staff should not recommend that the SEC initiate an enforcement action. The Wells Notices in this matter indicate the SEC staff has made a preliminary determination to recommend to the SEC that the SEC file an action against each of the named individuals relating to the individuals’ activities on behalf of TCM in connection with the matters that were the subject of the investigation described above. The former executive officers left RAIT as of December 31, 2014 and the former employee left RAIT in 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to historical information, this discussion and analysis contains forward-looking statements. These statements can be identified by the use of forward-looking terminology including “may,” “believe,” “will,” “expect,” “anticipate,” “estimate,” “continue” or similar words. These forward-looking statements are subject to risks and uncertainties, as more particularly set forth in our filings with the Securities and Exchange Commission, including those described in the “Forward Looking Statements” and “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2014, that could cause actual results to differ materially from those projected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report, except as may be required by applicable law.

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

In order to take advantage of market opportunities in the future, and to maximize shareholder value over time, we will continue to focus on:

•	expanding RAIT’s commercial real estate revenue by investing in commercial real estate-related assets, managing and servicing investments for our own account or for others, and providing property management services;

•	creating value through investing in our commercial real estate properties and implementing cost savings programs to help maximize property value over time;

•	identifying opportunities to generate gains through the sale of commercial real estate properties;

•	maintaining and expanding our sources of liquidity;

•	managing our leverage to provide risk-adjusted returns for our shareholders; and

•	managing our investment portfolios to reposition under-performing assets to seek to increase our cash flows and the value of our assets over time.

We continue to have success in implementing these strategies as demonstrated by our revenue growth and stable credit performance. During the three-month period ended March 31, 2015, we originated $218.8 million of commercial real estate loans, had conduit loan sales of $92.9 million and CRE loan repayments of $17.1 million, resulting in net loan growth of $108.8 million. Our rental income increased due to the acquisition of 28 properties since December 31, 2013 and improving occupancy and rental rates in our historical portfolio. Improving occupancy and rental rates in our historical portfolio also increased our rental income and net operating income. Rental income includes $21.7 million related to rental income associated with IRT.

We generated a GAAP net loss allocable to common shares of $7.1 million, or $0.09 per common share-diluted, during the three-month period ended March 31, 2015.

For the three-month period ended March 31, 2015, the net change in fair value of financial instruments increased net income by $4.5 million. This increase was comprised of a non-cash mark to market increase in the fair value of warrants and SARs we have issued to the investor, partially offset by decreases in the fair value of other financial instruments we hold.

Key Statistics

Set forth below are key statistics relating to our business through March 31, 2015 (dollars in thousands, except per share data):

	As of or For the Three-Month Periods Ended
	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Financial Statistics:
Total revenue	$75,897	$73,857	$75,293	$73,256	$67,308
Earnings (loss) per share, diluted	$(0.09)	$(3.11)	$(0.28)	$(0.31)	$(0.18)
Funds from operations per share, diluted	$0.05	$(2.97)	$(0.17)	$(0.20)	$(0.07)
Cash available for distribution per share, diluted	$0.19	$0.26	$— (f)	$0.24	$0.22
Common dividend declared per share	$0.18	$0.18	$0.18	$0.18	$0.17
Assets under management	$4,607,413	$4,485,525	$5,417,579	$5,266,296	$5,119,805
Commercial Real Estate (“CRE”) Loan Portfolio (a):
Reported CRE Loans—unpaid principal	$1,518,969	$1,409,254	$1,369,138	$1,325,748	$1,228,452
Non-accrual loans—unpaid principal	$24,851	$25,281	$40,741	$30,269	$28,019
Non-accrual loans as a % of reported loans	1.6%	1.8%	3.0%	2.3%	2.3%
Reserve for losses	$10,797	$9,218	$15,662	$15,336	$14,279
Reserves as a % of non-accrual loans	43.4%	36.5%	38.4%	50.7%	51.0%
Provision for losses	$2,000	$2,000	$1,500	$1,000	$1,000
CRE Property Portfolio:
Reported investments in real estate, net (b)	$1,658,659	$1,671,971	$1,400,715	$1,268,769	$1,205,995
Net operating income (b)	$27,990	$23,148	$20,932	$19,524	$17,093
Number of properties owned (b)	89	89	80	74	71
Multifamily units owned (b)	15,862	15,862	13,516	12,388	12,014
Office square feet owned	2,498,803	2,498,803	2,286,284	2,248,321	2,097,022
Retail square feet owned	1,813,478	1,790,969	1,790,969	1,420,909	1,420,909
Acres of land owned	21.92	21.92	21.92	21.92	21.92
Average physical occupancy data:
Multifamily properties (b)	93.5%	92.6%	92.7%	92.8%	93.3%
Office properties	75.0%	75.6%	75.0%	74.3%	74.8%
Retail properties (g)	70.4%	70.5%	71.1%	62.1%	60.6%
Average effective rent per unit/square foot (c)
Multifamily (b)(d)	$831	$813	$811	$799	$767
Office (e)	$21.38	$21.53	$19.64	$20.10	$18.70
Retail (e)	$13.60	$14.12	$12.68	$12.50	$12.44

(a)	CRE Loan Portfolio includes commercial mortgages, mezzanine loans, and preferred equity interests only. See Note 3—“Investments in Mortgages, Loans and Preferred Equity Interests” in the Notes to Consolidated Financial Statements for information relating to all loans held by RAIT.
(b)	Includes 30 apartment properties owned by IRT with 8,819 units and a book value of $662.6 million as of March 31, 2015.
(c)	Based on properties owned as of March 31, 2015.
(d)	Average effective rent is rent per unit per month.
(e)	Average effective rent is rent per square foot per year.
(f)	Includes a $0.26 per charge taken due to an agreement in principle between the SEC and Taberna Capital Management, LLC (“TCM”), a RAIT subsidiary, to settle an SEC investigation of TCM, as disclosed in RAIT’s public filings. Excluding this one-time item, CAD per share in this period would have been $0.26 per common share.
(g)	Excludes Murrels Retail, a retail property in re-development with an occupancy of 72.3% at March 31, 2015.

Investors should read Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, or the Annual Report, for a detailed discussion of the following items:

•	Commercial real estate lending environment.

•	Trends relating to originating and financing conduit loans and bridge loans.

•	Trends relating to investments in real estate.

•	Interest rate environment.

•	Prepayment rates.

•	Commercial real estate performance.

Our Investment Portfolio

Our consolidated investment portfolio is currently comprised of the following asset classes:

Investments in real estate. We invest in real estate properties, primarily multi-family properties, throughout the United States. This asset class is held in our CRE and our IRT business lines. We manage substantially all of our properties through our property management subsidiaries. The table below describes certain characteristics of our investments in real estate as of March 31, 2015 (dollars in thousands, except average effective rent):

	Investments in Real Estate	Average Physical Occupancy	Units/ Square Feet/ Acres	Number of Properties
RAIT Multi-family real estate properties	$599,124	93.5%	7,043	28
IRT Multi-family real estate properties	689,867	94.0%	8,819	30
Office real estate properties	360,685	75.0%	2,498,803	15
Retail real estate properties	132,481	70.9%	1,813,478	6
Parcels of land	51,821	N/A	21.92	10

Total	$1,833,978	88.8%		89

The charts below describe the property types and the geographic breakdown of our investments in real estate as of March 31, 2015:

(a)	Based on book value.

CRE Loans. We originate and own commercial mortgage loans, including bridge loans and conduit loans, subordinated, or “mezzanine,” financing and preferred equity interests. Our bridge loans are primarily floating interest rate first priority mortgage loans with an initial maturity of less than four years which meet the eligibility requirements of securitizations to collateralize the CMBS issued by those securitizations. Our conduit loans are primarily fixed interest rate first priority mortgage loans which meet the eligibility requirements of securitizations to collateralize the securities issued by those securitizations. Our mezzanine loans are subordinate in repayment priority to a senior mortgage loan or loans on a property and are typically secured by pledges of ownership interests, in whole or in part, in the entities that own the real property. We may structure our mezzanine loans so that we receive a stated fixed or variable interest rate on the loan as well as additional interest based upon a percentage of gross revenue, payable upon maturity, refinancing or sale of the property. We generate a return on our preferred equity investments primarily through distributions to us at a fixed rate based upon the net cash flow from the underlying real estate. We use this investment structure as an alternative to a mezzanine loan where the financial needs and tax situation of the borrower, the terms of senior financing secured by the underlying real estate or other circumstances necessitate holding preferred equity. These assets are in most cases “non-recourse” or limited recourse loans secured by commercial real estate assets or real estate entities. This means that we look primarily to the assets securing the loan for repayment, subject to certain standard exceptions. We may from time to time acquire existing commercial real estate loans from third parties who have originated such loans, including banks, other institutional lenders or third-party investors. Where possible, we seek to maintain direct lending relationships with borrowers, as opposed to investing in loans controlled by third party lenders. Substantially all of this asset class is held in our CRE business line.

The tables below describe certain characteristics of our commercial mortgages, mezzanine loans, other loans and preferred equity interests as of March 31, 2015 (dollars in thousands):

	Book Value	Weighted- Average Coupon	Range of Maturities	Number of Loans
Commercial Real Estate (CRE)
Commercial mortgages	$1,243,468	5.7%	May 2015 to May 2025	95
Mezzanine loans	224,572	9.7%	May 2015 to Jan. 2029	73
Preferred equity interests	34,852	7.1%	Feb. 2016 to Aug. 2025	9

Total CRE	$1,502,892	6.6%		177

During the three-month period ended March 31, 2015, we originated $218.8 million of new loans, had third party conduit loan sales of $92.9 million and loan repayments of $17.1 million, resulting in net loan growth of $108.8 million. We finance our consolidated CRE loans on a long-term basis through securitizations. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Securitization Summary.”

The charts below describe the property types and the geographic breakdown of our commercial mortgages, mezzanine loans, other loans, and preferred equity interests as of March 31, 2015:

(a)	Based on book value.

Securitization Summary

Overview. We have used securitizations to match fund the interest rates and maturities of our assets with the interest rates and maturities of the related financing. This strategy has helped us reduce interest rate and funding risks on our loan portfolios. A securitization is a structure in which multiple classes of debt and equity are issued by a special purpose entity to finance a portfolio of assets. Cash flow from the portfolio of assets is used to repay the securitization liabilities sequentially, in order of seniority. The most senior classes of debt typically have credit ratings of “AAA” through “BBB–” and therefore can be issued at yields that are lower than the average yield of the loans collateralizing the securitization. The debt tranches are typically rated based on portfolio quality, diversification and structural subordination. The equity securities issued by the securitization are the “first loss” piece of the capital structure, but they are entitled to all residual amounts available for payment after the obligations to the debt holders have been satisfied. Our retained interests described below included in our investments in our consolidated securitizations are typically in such “first loss” piece. Historically, the stated maturity of the debt issued by a securitization we have sponsored and consolidated has been between 15 and 17 years. However, we expect the weighted average life of such debt to be shorter than the stated maturity due to the financial condition of the borrowers on the underlying loans and the characteristics of such loans, including the existence and frequency of exercise of any permitted prepayment, the prevailing level of interest rates, the actual default rate and the actual level of any recoveries on any defaulted loans. Debt issued by these securitizations is non-recourse to RAIT and payable solely from the payments by the borrowers on the loans collateralizing these securitizations. These assets are in most cases “non-recourse” or limited recourse loans secured by commercial real estate assets or real estate entities. This means that we look primarily to the assets securing the loan for repayment, subject to certain standard exceptions.

As of March 31, 2015, we have sponsored five securitizations with varying amounts of retained or residual interests held by us which we consolidate in our financial statements as follows: RAIT I, RAIT II, RAIT 2013-FL1 Trust, or RAIT FL1, RAIT 2014-FL2 Trust, or RAIT FL2 and RAIT 2014-FL3 Trust, or RAIT FL3. We refer to RAIT FL1, RAIT FL2 and RAIT FL3 as the FL securitizations. The assets and liabilities of these securitizations are presented at amortized cost in our consolidated financial statements. We originated substantially all of the loans collateralizing RAIT I, RAIT II and the FL securitizations. We serve as the collateral manager, servicer and special servicer on RAIT I and RAIT II and as servicer and special servicer for each of the FL securitizations.

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

A summary of the investments in our consolidated securitizations as of the most recent payment information is as follows:

•	RAIT I—RAIT I has $885.0 million of total collateral at par value, of which $19.7 million is defaulted. The current overcollateralization, or OC, test is passing at 127.5% with an OC trigger of 116.2%. We currently own $67.0 million of the securities that were originally rated investment grade and $200.0 million of the non-investment grade securities issued by this securitization. We are currently receiving all distributions required by the terms of our retained interests in this securitization and are receiving all of our collateral management fees. We pledged $33.3 million of the securities we own issued by RAIT I as collateral for a senior secured note we issued.

•	RAIT II—RAIT II has $711.6 million of total collateral at par value, of which $19.5 million is defaulted. The current OC test is passing at 121.1% with an OC trigger of 111.7%. We currently own $108.5 million of the securities that were originally rated investment grade and $140.7 million of the non-investment grade securities issued by this securitization. We are currently receiving all distributions required by the terms of our retained interests in this securitization and are receiving all of our collateral management fees. We pledged $79.3 million of the securities we own issued by RAIT II as collateral for a senior secured note we issued.

•

RAIT FL1—RAIT FL1 has $75.6 million of total collateral at par value, of which there is no collateral that is in default. RAIT FL1 does not have OC triggers or IC triggers. RAIT FL1, has classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $41.8 million to investors. We currently own the unrated classes of junior notes, including a class with an aggregate principal balance of $33.8 million, and the equity, or the retained interests, of RAIT FL1.

•	RAIT FL2—RAIT FL2 has $190.8 million of total collateral at par value, of which there is no collateral that is in default. RAIT FL2 does not have OC triggers or IC triggers. RAIT FL2, has classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $150.6 million to investors. We currently own the unrated classes of junior notes, including a class with an aggregate principal balance of $40.2 million, and the equity, or the retained interests, of RAIT FL2.

•	RAIT FL3—RAIT FL3 has $215.2 million of total collateral at par value, of which there is no collateral that is in default. RAIT FL3 does not have OC triggers or IC triggers. RAIT FL3, has classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $177.8 million to investors. We currently own the unrated classes of junior notes, including a class with an aggregate principal balance of $37.4 million, and the equity, or the retained interests, of RAIT FL3.

Independence Realty Trust, Inc.

The IRT common stock trades on the NYSE MKT under the symbol “IRT” with a closing price of $8.68 as of May 7, 2015. We currently hold 7,269,719 shares of IRT common stock representing 22.9% percent of the outstanding shares of IRT common stock as of May 7, 2015. We continue to consolidate IRT in our financial results as of March 31, 2015. For the three-month period ended March 31, 2015, we reflected IRT’s operating results in our financial results, including $0.2 million of net loss. As of March 31, 2015, IRT owned 30 multi-family properties with 8,819 units and a book value of $662.6 million were reflected on our balance sheet. For the three-month period ended March 31, 2015, we earned $1.0 million of fees from IRT under our advisory agreement with IRT and received $1.3 million of distributions declared on our IRT common stock, both of which are eliminated in consolidation. We characterize IRT as one of our operating segments and break out its financial performance in our financial statements.

In January 2014, IRT completed an underwritten public offering of 8,050,000 shares of IRT common stock for total net proceeds of approximately $62.7 million. We purchased 1,204,819 shares of IRT common stock in this offering, at the public offering price, for which no underwriting discounts and commissions were paid to the underwriters. On July 21, 2014, IRT completed an underwritten public offering selling 8,050,000 shares of IRT common stock for $9.50 per share raising net proceeds of $72.0 million. We purchased 300,000 shares of common stock in the offering, at the public offering price, for which no underwriting discounts and commissions were paid to the underwriters. On November 25, 2014, IRT completed an underwritten public offering selling 6,000,000 shares of IRT common stock for $9.60 per share raising net proceeds of $54.6 million.

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

The table below summarizes our AUM as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	AUM as of March 31, 2015	AUM as of December 31, 2014
Commercial real estate loan portfolio (1)	$1,562,153	$1,409,254
Investments in real estate (2)	1,833,980	1,840,451
Property management (3)	1,211,280	1,235,820

Total	$4,607,413	$4,485,525

(1)	As of March 31, 2015 and December 31, 2014, our commercial real estate loan portfolio was comprised of $707.5 million and $671.7 million, respectively, of assets collateralizing RAIT I and RAIT II and $373.1 million and $246.7 million, respectively, of commercial mortgages, mezzanine loans and preferred equity interests that were not securitized. As of March 31, 2015 and December 31, 2014, our commercial real estate loan portfolio was also comprised of $75.6 million and $79.6 million, respectively, of assets collateralizing RAIT FL1, $190.8 million and $196.1 million of assets collateralizing RAIT FL2, and $215.2 million and $215.2 million of assets collateralizing RAIT FL3.
(2)	As of March 31, 2015 and December 31,2014, includes $689.9 million and $689.1 million, respectively, of investments in real estate of IRT.

(3)	In the fourth quarter of 2013, we exercised our rights under a preferred equity investment we had made in Urban Retail Properties, LLC, or Urban Retail, to assume control of Urban Retail. We completed our acquisition of the equity of Urban Retail in March 2014. Urban Retail manages 65 properties representing 20,164,198 square feet in 25 states as of March 31, 2015.

Non-GAAP Financial Measures

Cash Available for Distribution

Cash available for distribution, or CAD, is a non-GAAP financial measure. We believe that CAD provides investors and management with a meaningful indicator of operating performance. Management also uses CAD, among other measures, to evaluate profitability and our board of trustees considers CAD in determining our quarterly cash distributions. We also believe that CAD is useful because it adjusts for a variety of noncash items (such as depreciation and amortization, equity-based compensation, realized gain (loss) on assets, provision for loan losses and non-cash interest income and expense items). Furthermore, CAD removes the effect of our previous consolidation of the legacy securitizations, T8 and T9 which we deconsolidated as part of our exit of the Taberna business in December 2014.

We calculate CAD by subtracting from or adding to net income (loss) attributable to common shareholders the following items: depreciation and amortization items including, depreciation and amortization, straight-line rental income or expense, amortization of in place leases, amortization of deferred financing costs, amortization of discount on financings and equity-based compensation; changes in the fair value of our financial instruments; realized noncash gain (loss) on assets and other; provision for loan losses; impairment on depreciable property; acquisition gains or losses and transaction costs; certain fee income eliminated in consolidation that is attributable to third parties; and one-time events pursuant to changes in U.S. GAAP and certain other non-routine items.

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

Set forth below is a reconciliation of CAD to net income (loss) allocable to common shares for the three-month periods ended March 31, 2015 and 2014 (dollars in thousands, except share information):

	For the Three-Month Period Ended March 31, 2015		For the Three-Month Period Ended March 31, 2014
	Amount	Per Share (1)	Amount	Per Share (2)
Cash Available for Distribution:
Net income (loss) allocable to common shares	$(7,097)	$(0.09)	$(14,587)	$(0.18)
Adjustments:
Depreciation and amortization expense	19,017	0.24	12,042	0.15
Change in fair value of financial instruments	(4,490)	(0.05)	24,139	0.30
(Gains) losses on assets	825	0.01	(2,224)	(0.03)
(Gains) losses on extinguishment of debt	—	—	(2,421)	(0.03)
T8 and T9 securitizations, net effect (3)	—	—	(7,060)	(0.09)
Straight-line rental adjustments	2	—	(115)	—
Share-based compensation	1,348	0.02	1,449	0.02
Origination fees and other deferred items	8,383	0.10	4,551	0.06
Provision for losses	2,000	0.02	1,000	0.01
Noncontrolling interest effect of certain adjustments	(4,713)	(0.06)	460	0.01

Cash Available for Distribution	$15,275	$0.19	$17,234	$0.22

(1)	Based on 82,081,024 weighted-average shares outstanding-diluted for the three-month period ended March 31, 2015.
(2)	Based on 79,970,599 weighted-average shares outstanding-diluted for the three-month period ended March 31, 2014.
(3)	As of December 19, 2014, our subsidiary assigned or delegated its rights and responsibilities as collateral manager for T8 and T9 securitizations. As such, we no longer consolidate those securitizations as of that date.

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

Set forth below is a reconciliation of FFO to net income (loss) allocable to common shares for the three-month periods ended March 31, 2015 and 2014 (dollars in thousands, except share information):

	For the Three-Month Period Ended March 31, 2015		For the Three-Month Period Ended March 31, 2014
	Amount	Per Share (1)	Amount	Per Share (2)
Funds From Operations:
Net Income (loss) allocable to common shares	$(7,097)	$(0.09)	$(14,587)	$(0.18)
Adjustments:
Real estate depreciation and amortization	11,198	0.14	8,819	0.11
(Gains) losses on the sale of real estate	—	—	321	—

Funds From Operations	$4,101	$0.05	$(5,447)	$(0.07)

(1)	Based on 82,081,024 weighted-average shares outstanding-diluted for the three-month period ended March 31, 2015.
(2)	Based on 79,970,599 weighted-average shares outstanding-diluted for the three-month period ended March 31, 2014.

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

Set forth below is a reconciliation of adjusted book value to shareholders’ equity as of March 31, 2015 (dollars in thousands, except share information):

	As of March 31, 2015
	Amount	Per Share (1)
Total shareholders’ equity	$357,360	$4.32
Liquidation value of preferred shares characterized as equity (2)	(217,603)	(2.63)

Book Value	139,757	1.69
Adjustments
Derivative liabilities	17,767	0.21
Fair value for warrants and investor SARs	28,595	0.34
Accumulated depreciation and amortization	241,832	2.91
Valuation of recurring collateral, property management fees and other items (3)	87,951	1.07

Total adjustments	376,145	4.53

Adjusted book value	$515,902	$6.22

(1)	Based on 82,885,444 common shares outstanding as of March 31, 2015.
(2)	Based on 4,775,569 Series A preferred shares, 2,288,465 Series B preferred shares, and 1,640,100 Series C preferred shares outstanding as of March 31, 2015, all of which have a liquidation preference of $25.00 per share.
(3)	Includes the estimated value of (1) property management fees to be received by us as of March 31, 2015 from RAIT Residential, Urban Retail, RAIT I and RAIT II, and the value ascribed to the fees from our fixed-rate CMBS loan sale business and (2) advisory fees to be received by RAIT from IRT as of March 31, 2015. The other item included is the incremental market value of our ownership of 7.3 million shares of IRT common stock over their book value at March 31, 2015. We did not tax effect the valuation of these items as we have loss carryforwards that could absorb the potential gain.

Results of Operations

Three-Month Period Ended March 31, 2015 Compared to the Three-Month Period Ended March 31, 2014

Revenue

Net interest margin. Net interest margin decreased $11.5 million, or 41.4%, to $16.3 million for the three-month period ended March 31, 2015 from $27.8 million for the three-month period ended March 31, 2014. Investment interest income has decreased as a result of $5.1 million associated with the Taberna business we exited in December 2014 and $6.3 million of non-routine items, when compared to the three-month period ended March 31, 2014.

Rental income. Rental income increased $18.8 million to $54.0 million for the three-month period ended March 31, 2015 from $35.2 million for the three-month period ended March 31, 2014. The increase is attributable to $14.1 million of rental income from 18 new properties acquired or consolidated since March 31, 2014, $3.2 million from ten properties acquired or consolidated during the three-month period ended March 31, 2014 present for a full quarter of operations in 2015 and $1.5 million from improved occupancy and rental rates in 2015 as compared to 2014 in our other consolidated properties.

Fee and other income. Fee and other income increased $1.2 million to $5.6 million for the three-month period ended March 31, 2015 from $4.4 million for the three-month period ended March 31, 2014. The increase is attributable to $1.8 million of conduit fee income generated during the three-month period ended March 31, 2015 as compared to the same period in 2014 as our conduit lending operations continue to grow. Also, collateral fee income decreased by $0.4 million related to the deconsolidation of Taberna for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.

Expenses

Interest expense. Interest expense increased $8.1 million, or 69.8%, to $19.7 million for the three-month period ended March 31, 2015 from $11.6 million for the three-month period ended March 31, 2014. The increase is primarily attributable to $4.2 million of interest expense due to an increase in our loans payable on real estate resulting primarily from our financing of properties we acquired since March 31, 2014, $1.1 million from the 7.625% senior notes issued April 2014, $1.3 million from the 7.125% senior notes issued in August 2014 and a $1.4 million increase in interest expense related to our senior secured notes.

Real estate operating expense. Real estate operating expense increased $7.9 million to $26.0 million for the three-month period ended March 31, 2015 from $18.1 million for the three-month period ended March 31, 2014. Operating expenses increased $6.5 million primarily due to 18 properties acquired or consolidated since March 31, 2014 and $1.7 million from ten properties acquired or consolidated during the three-month period ended March 31, 2014 present for a full quarter of operations in 2015. In our existing portfolio, operating expenses decreased $0.3 million primarily due to real estate tax decreases that occurred during the three-month period ended March 31, 2015.

Compensation expense. Compensation expense decreased $2.5 million, or 29.1%, to $6.1 million for the three-month period ended March 31, 2015 from $8.6 million for the three-month period ended March 31, 2014. This decrease was primarily attributable to lower bonus accruals, salary costs and stock based compensation for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.

General and administrative expense. General and administrative expense increased $1.6 million, or 42.1%, to $5.4 million for the three-month period ended March 31, 2015 from $3.8 million for the three-month period ended March 31, 2014. This increase was primarily attributable to an increase of $1.2 million in professional service fees for the three-month period March 31, 2015 as compared to the same period in 2014.

Acquisition expense. Acquisition expense increased $0.6 million, or 150.0%, to $1.0 million for the three-month period ended March 31, 2015 from $0.4 million for the three-month period ended March 31, 2014. This increase was primarily attributable to an increase in costs incurred related to potential investments for the three-month period ended March 31, 2015 as compared to the same period in 2014.

Depreciation and amortization expense. Depreciation and amortization expense increased $7.0 million to $19.0 million for the three-month period ended March 31, 2015 from $12.0 million for the three-month period ended March 31, 2014. The increase is attributable to $6.2 million of depreciation expense from 18 new properties acquired or consolidated since March 31, 2014, $0.2 million from ten properties acquired or consolidated during the three-month period ended March 31, 2014 present for a full quarter of operations in 2015, $0.4 million from our other consolidated properties and an increase in corporate depreciation of $0.2 million.

Other income (expense)

Other income (expense). During the three-month period ended March 31, 2015, other income (expense) included a $0.4 million charge relating to the SEC investigation of TCM.

Change in fair value of financial instruments. During the three-month period ended March 31, 2015, the change in fair value of financial instruments increased our net income by $4.5 million. During the three-month period ended March 31, 2014, the change in fair value of financial instruments reduced our net income by $24.1 million. The fair value adjustments we recorded were as follows (dollars in thousands):

	For the Three-Month Periods Ended March 31
Description	2015	2014
Change in fair value of trading securities and security-related receivables	$(171)	$6,442
Change in fair value of CDO notes payable and trust preferred obligations	(81)	(30,396)
Change in fair value of derivatives	(2,047)	(4,227)
Change in fair value of warrants and investor SARs	6,789	4,042

Change in fair value of financial instruments	$4,490	$(24,139)

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

Our primary cash requirements are as follows:

•	to make investments and fund the associated costs;

•	to repay our indebtedness, including repurchasing, redeeming or retiring our debt before it becomes due;

•	to pay our expenses, including compensation to our employees;

•	to pay U.S. federal, state, and local taxes of our TRSs; and

•	to distribute a minimum of 90% of our REIT taxable income and to make investments in a manner that enables us to maintain our qualification as a REIT.

We intend to meet these liquidity requirements primarily through the following:

•	the use of our cash and cash equivalent balances of $92.7 million as of March 31, 2015;

•	cash generated from operating activities, including net investment income from our investment portfolio, and fee income generated by our commercial real estate platform;

•	proceeds from the sales of assets;

•	proceeds from future borrowings, including our CMBS facilities and loan participations; and

•	proceeds from future offerings of our securities, including DRSPP and ATM.

During the period April 1, 2015 through December 31, 2015, interest rate swap agreements relating to RAIT I and RAIT II with a notional amount of $138.5 million and a weighted average strike rate of 5.05% as of March 31, 2015, will terminate in accordance with their terms. We expect this will result in increased cash flow to us of $6.2 million during the remainder of 2015.

Cash Flows

As of March 31, 2015 and 2014, we maintained cash and cash equivalents of approximately $92.7 million and $110.1 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Three-Month Periods Ended March 31
Description	2015	2014
Cash flow from operating activities	$(12,993)	$48,828
Cash flow from investing activities	(58,936)	(210,680)
Cash flow from financing activities	42,860	183,077

Net change in cash and cash equivalents	(29,069)	21,225
Cash and cash equivalents at beginning of period	121,726	88,847

Cash and cash equivalents at end of period	$92,657	$110,072

The cash outflow for investing activities for the three-month period ended March 31, 2015 is substantially due to new investments in loans of $91.4 million which exceeded loan repayments of $17.1 million. We also had cash outflows of $4.2 million due to capital expenditures in our owned real estate assets. These cash outflows were partially offset by payoffs we received for our investment in securities totaling $31.2 million for the three-month period ended March 31, 2015. The cash outflow for investing activities for the three-month period ended March 31, 2014 is substantially due to new investments in loans of $179.5 million which exceeded loan repayments of $18.3 million. We also had cash outflows of $87.8 million due to the acquisition of real estate properties and capital expenditures in our owned real estate assets.

Cash flow from operating activities for the three-month period ended March 31, 2015, as compared to the same period in 2014, has decreased due to the timing of payments for various accounts payable and accrued liabilities and an increase in other assets, including prepaid expenses for insurance and real estate taxes, as the size of our portfolio of real estate properties has grown.

The cash inflow from our financing activities during the three-month period ended March 31, 2015 is primarily due to the net proceeds from our conduit loans and repurchase agreements. These cash inflows were partially offset by the outflows from the repayments and repurchases of our CDO notes payable and distributions on preferred shares and common shares during the three-month period ended March 31, 2015.

As a REIT, we evaluate our dividend coverage based on our cash flow from operating activities, excluding the origination and sale of conduit loans and before changes in assets and liabilities. During the three-month period ended March 31, 2015, we paid distributions to our preferred and common shareholders of $21.0 million and generated cash flows from operating activities, before origination and sale of conduit loans and changes in assets and liabilities, of $18.3 million. The source of funds used to pay these excess distributions was cash flows we earned but are deferred or eliminated for GAAP purposes, such as origination fees and asset management fees from entities in which our ownership is less than 100%.

Capitalization

We maintain various forms of short-term and long-term financing arrangements. Generally, these financing agreements are collateralized by assets within securitizations. The following table summarizes our total recourse and non-recourse indebtedness as of March 31, 2015 (dollars in thousands):

Description	Unpaid Principal Balance	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
7.0% convertible senior notes (1)	$34,066	$33,538	7.0%	Apr. 2031
4.0% convertible senior notes (2)	141,750	135,085	4.0%	Oct. 2033
7.625% senior notes	60,000	60,000	7.6%	Apr. 2024
7.125% senior notes	71,905	71,905	7.1%	Aug. 2019
Senior secured notes	76,000	67,072	7.0%	Apr. 2017 to Apr. 2019
Junior subordinated notes, at fair value (3)	18,671	13,183	4.3%	Mar. 2035
Junior subordinated notes, at amortized cost	25,100	25,100	2.8%	Apr. 2037
CMBS facilities	173,375	173,375	2.4%	Nov. 2015 to Jul. 2016

Total recourse indebtedness	600,867	579,258	3.9%

Non-recourse indebtedness:
CDO notes payable, at amortized cost (4)(5)	1,074,044	1,073,122	0.6%	2045 to 2046
CMBS securitizations (6)	370,195	369,616	1.9%	Jan. 2029 to Dec. 2031
Loans payable on real estate (7)	663,536	664,761	4.5%	Sep. 2015 to May 2040

Total non-recourse indebtedness	2,107,775	2,107,499	1.8%

Total indebtedness	$2,708,642	$2,686,757	2.4%

(1)	Our 7.0% convertible senior notes are redeemable at par, at the option of the holder, in April 2016, April 2021, and April 2026.
(2)	Our 4.0% convertible senior notes are redeemable at par, at the option of the holder, in October 2018, October 2023, and October 2028.
(3)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(4)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
(5)	Collateralized by $1.6 billion principal amount of commercial mortgages, mezzanine loans, other loans and preferred equity interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(6)	Excludes the RAIT FL1 junior notes, RAIT FL2 junior notes and RAIT FL3 junior notes purchased by us which are eliminated in consolidation. Collateralized by $481.5 million principal amount of commercial mortgages loans and participation interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(7)	Includes $383.3 million of unpaid principal balance with a carrying amount of $384.5 million of third party mortgage indebtedness that encumbers properties owned by IRT. The weighted-average interest rate is 3.8% and has a range of maturity dates from April 2016 to February 2025.

The following table summarizes our total recourse and non-recourse indebtedness as of December 31, 2014: (dollars in thousands)

Description	Unpaid Principal Balance	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
7.0% convertible senior notes (1)	$34,066	$33,417	7.0%	Apr. 2031
4.0% convertible senior notes (2)	141,750	134,418	4.0%	Oct. 2033
7.625% senior notes	60,000	60,000	7.6%	Apr. 2024
7.125% senior notes	71,905	71,905	7.1%	Aug. 2019
Secured credit facilities	18,392	18,392	2.7%	Oct. 2016
Senior secured notes	78,000	68,314	7.0%	Apr. 2017 to Apr. 2019
Junior subordinated notes, at fair value (3)	18,671	13,102	0.5%	Mar. 2035
Junior subordinated notes, at amortized cost	25,100	25,100	2.7%	Apr. 2037
CMBS facilities	85,053	85,053	2.5%	Nov. 2015 to Jul. 2016

Total recourse indebtedness	532,937	509,701	4.0%

Non-recourse indebtedness:
CDO notes payable, at amortized cost (4)(5)	1,074,102	1,073,145	0.6%	2045 to 2046
CMBS securitizations (6)	389,994	389,415	1.9%	Jan. 2029 to Dec. 2031
Loans payable on real estate (7)	641,874	643,405	4.6%	Sep. 2015 to May 2040

Total non-recourse indebtedness	2,105,970	2,105,965	2.1%

Total indebtedness	$2,638,907	$2,615,666	2.6%

(1)	Our 7.0% convertible senior notes are redeemable at par, at the option of the holder, in April 2016, April 2021, and April 2026.
(2)	Our 4.0% convertible senior notes are redeemable at par, at the option of the holder, in October 2018, October 2023, and October 2028.
(3)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(4)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
(5)	Collateralized by $1.6 billion principal amount of commercial mortgages, mezzanine loans, other loans and preferred equity interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(6)	Excludes the RAIT FL1 junior notes, the RAIT FL2 junior notes and RAIT FL3 junior notes purchased by us which are eliminated in consolidation. Collateralized by $490.9 million principal amount of commercial mortgages loans and participation interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(7)	Includes $360.9 million of unpaid principal balance with a carrying amount of $362.4 million of third party mortgage indebtedness that encumbers properties owned by IRT. The weighted-average interest rate is 3.8% and has a range of maturity dates from April 2016 to January 2025.

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

The current status or activity in our financing arrangements occurring as of or during the three-month period ended March 31, 2015 is as follows:

Recourse Indebtedness

7.0% convertible senior notes. The 7.0% convertible senior notes are convertible at the option of the holder at a current conversion rate of 162.9431 common shares per $1 principal amount of 7.0% convertible senior notes (equivalent to a current conversion price of $6.14 per common share). Upon conversion of 7.0% convertible senior notes by a holder, the holder will receive cash, our common shares or a combination of cash and our common shares, at our election. We include the 7.0% convertible senior notes in diluted earnings per share using the if-converted method if the conversion value in excess of the par amount is considered in the money during the respective periods.

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

Secured credit facilities. On October 25, 2013, our subsidiary, Independence Realty Operating Partnership, LP, or IROP, the operating partnership of IRT, entered into a $20.0 million secured revolving credit agreement, or the IROP credit agreement, with The Huntington National Bank to be used to acquire properties, capital expenditures and for general corporate purposes. The IROP credit agreement has a 3-year term, bears interest at LIBOR plus 2.75% and contains customary financial covenants for this type of revolving credit agreement. IRT guaranteed IROP’s obligations under the IROP credit agreement. On September 9, 2014, IRT and IROP entered into an amendment to the IROP credit agreement that increased the lender’s maximum commitment under the credit agreement from $20.0 million to $30.0 million, changed the interest rate from LIBOR plus 2.75% to LIBOR plus 2.50% and amended certain financial covenants. During the three-month period ended March 31, 2015, we repaid $18.4 million under our secured credit facilities. As of March 31, 2015, there was no balance outstanding under the IROP credit agreement.

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

During the three-month period ended March 31, 2015, we prepaid $2.0 million of the senior secured notes. As of March 31, 2015 we have $76.0 million of outstanding senior secured notes.

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

On October 25, 2010, pursuant to a securities exchange agreement, we exchanged and cancelled the first $18.7 million junior subordinated note for another junior subordinated note, which we refer to as the second $18.7 million junior subordinated note, in aggregate principal amount of $18.7 million with a reduced interest rate and provided $5.0 million of our 6.875% convertible senior notes as collateral for the second $18.7 million junior subordinated note. This $18.7 million junior subordinated note has a fixed rate of interest of 0.5% through March 30, 2015, thereafter with a floating rate of three-month LIBOR plus 400 basis points, with such floating rate not to exceed 7.0%. The maturity date is March 30, 2035. At issuance, of these notes, we elected to record the second $18.7 million junior subordinated note at fair value under FASB ASC Topic 825, with all subsequent changes in fair value recorded in earnings. The fair value, or carrying amount, of this indebtedness was $13.2 million as of March 31, 2015.

CMBS facilities. As of March 31, 2015, we had $69.7 million of outstanding borrowings under the amended and restated master repurchase agreement, or the Amended MRA. As of March 31, 2015, we were in compliance with all financial covenants contained in the Amended MRA.

As of March 31, 2015, we had $67.5 million of outstanding borrowings under the $150.0 million CMBS facility. As of March 31, 2015, we were in compliance with all financial covenants contained in the $150.0 million CMBS facility.

As of March 31, 2015, we had $20.5 million of outstanding borrowings under the $75.0 million commercial mortgage facility. As of March 31, 2015, we were in compliance with all financial covenants contained in the $75.0 million commercial mortgage facility.

As of March 31, 2015, we had $15.7 million of outstanding borrowings under the $150.0 million commercial mortgage facility. As of March 31, 2015, we were in compliance with all financial covenants contained in the $150.0 million commercial mortgage facility.

Non-Recourse Indebtedness

CDO notes payable, at amortized cost. CDO notes payable at amortized cost represent notes issued by consolidated CDO securitizations which are used to finance the acquisition of unsecured REIT notes, CMBS securities, commercial mortgages, mezzanine loans, and other loans in our commercial real estate loan portfolio. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates. Both RAIT I and RAIT II are meeting all of their overcollateralization, or OC, and interest coverage, or IC, trigger tests as of March 31, 2015.

CMBS securitizations. As of March 31, 2015, our subsidiary, RAIT 2013-FL1 Trust, or RAIT FL 1, has $75.6 million of total collateral at par value. RAIT FL1 has classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $41.8 million to investors. We currently own the unrated classes of junior notes, including a class with an aggregate principal balance of $33.8 million, and the equity, or the retained interests, of RAIT FL1. RAIT FL1 does not have OC triggers or IC triggers.

As of March 31, 2015, our subsidiary, RAIT 2014-FL2 Trust, or RAIT FL 2, has $190.8 million of total collateral at par value. RAIT FL2 has classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $150.6 million to investors. We currently own the unrated classes of junior notes, including a class with an aggregate principal balance of $40.2 million, and the equity, or the retained interests, of RAIT FL2. RAIT FL2 does not have OC triggers or IC triggers.

As of March 31, 2015, our subsidiary, RAIT 2014-FL3 Trust, or RAIT FL 3, has $215.2 million of total collateral at par value. RAIT FL3 has classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $177.8 million to investors. We currently own the unrated classes of junior notes, including a class with an aggregate principal balance of $37.4 million, and the equity, or the retained interests, of RAIT FL3. RAIT FL3 does not have OC triggers or IC triggers.

Loans payable on real estate. As of March 31, 2015 and December 31, 2014, we had $663.5 million and $641.9 million, respectively, of other indebtedness outstanding relating to loans payable on consolidated real estate. These loans are secured by specific consolidated real estate and commercial loans included in our consolidated balance sheets.

During the three-month period ended March 31, 2015, IRT obtained one first mortgage on its investment in real estate from a third party lender that has a total aggregate principal balance of $22.9 million, a maturity date of February 2025, and an interest rate of 3.4%.

Subsequent to March 31, 2015, IRT obtained one first mortgage on its investment in real estate from a third party lender that has a total aggregate principal balance of $20.5 million, a maturity date of May 2025, and an interest rate of 3.2%.

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

The warrants and investor SARs had an initial strike price of $6.00 per common share, subject to adjustment. As of the filing of this report, the strike price has adjusted to $5.59.

The warrants and investor SARs were both determined to be classified as liabilities and had a combined fair value of $28.6 million as of March 31, 2015. The initial fair value of the warrants and investor SARs are recorded as a liability and re-measured at each reporting period until the warrants and investor SARs are settled. Changes in fair value will be recorded in earnings as a component of the change in fair value of financial instruments in the consolidated statement of operations.

During the period from the effective date of the purchase agreement through March 31, 2015, we sold the following securities to the investor for an aggregate purchase price of $100.0 million: (i) 4,000,000 Series D Preferred Shares, (ii) warrants exercisable for 9,931,000 common shares (which have subsequently adjusted to 10,479,889 shares as of the date of filing this report); and (iii) investor SARs exercisable with respect to 6,735,667 common shares (which have subsequently adjusted to 7,107,948.84 shares as of the date of filing this report). The following table summarizes the sales activity of the Series D Preferred Shares from the effective date of the agreement through March 31, 2015: (dollars in thousands)

Aggregate purchase price		$100,000
Initial value of warrants and investor SARs issued to-date	(21,805)
Costs incurred	(6,384)

Total discount		(28,189)
Discount amortization to-date		9,060

Carrying amount of Series D Preferred Shares		$80,871

Preferred Shares

Dividends:

On February 10, 2015, our board of trustees declared a first quarter 2015 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares, $0.5546875 per share on our 8.875% Series C Preferred Shares and $0.4687500 per share on our Series D Preferred Shares. The dividends were paid on March 31, 2015 to holders of record on March 2, 2015 and totaled $6.3 million.

At Market Issuance Sales Agreement (ATM):

On June 13, 2014, we entered into an At Market Issuance Sales Agreement, or the 2014 Preferred ATM agreement, with MLV & Co. LLC, or MLV, providing that, from time to time during the term of the 2014 Preferred ATM agreement, on the terms and subject to the conditions set forth therein, we may issue and sell through MLV, up to $150.0 million aggregate amount of preferred shares. With respect to each series of preferred shares, the maximum amount issuable is as follows: 4,000,000 Series A Preferred Shares, 1,000,000 Series B Preferred Shares, and 1,000,000 Series C Preferred Shares. Unless the 2014 Preferred ATM agreement is earlier terminated by MLV or us, the 2014 Preferred ATM agreement automatically terminates upon the issuance and sale of all of the Series A Preferred Shares, Series B Preferred Shares, and Series C Preferred Shares subject to the 2014 Preferred ATM agreement. During the three-month period ended March 31, 2015, we did not issue any Series A Preferred Shares, Series B Preferred Shares or Series C Preferred Shares. As of March 31, 2015, 3,293,719, 1,000,000, and 1,000,000 Series A Preferred Shares, Series B Preferred Shares, and Series C Preferred Shares, respectively, remain available for issuance under the 2014 Preferred ATM agreement. From April 1, 2015 through May 7, 2015, we issued a total of 370,000 Series A Preferred Shares at a weighted-average price of $23.25 and we received $8.3 million of net proceeds. After reflecting the preferred shares issued through May 7, 2015, 2,923,719, 1,000,000, and 1,000,000 Series A Preferred Shares, Series B Preferred Shares, and Series C Preferred Shares, respectively, remain available for issuance under the 2014 Preferred ATM agreement.

Common Shares

Dividends:

On March 16, 2015, the board of trustees declared a $0.18 dividend on our common shares to holders of record as of April 10, 2015. The dividend was paid on April 30, 2015 and totaled $14.8 million.

Equity Compensation:

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

On February 10, 2015, the compensation committee awarded 1,177,500 stock appreciation rights, or SARs, valued at $1.1 million based on Black-Scholes option pricing model at the date of grant, to our executive officers and non-executive officer employees. The SARs vest over a three-year period and may be exercised between the date of vesting and January 29, 2019, the expiration date of the SARs.

On March 31, 2015, the compensation committee adopted a 2015 Annual Incentive Compensation Plan and made awards to eligible officers setting forth the basis on which 2015 target cash bonus awards are earned. In addition, the compensation committee adopted a 2015 Long Term Incentive Plan and made awards to officers setting forth the basis on which the eligible officers could earn equity compensation for the years 2015 through 2018. Upon approval of the long term incentive plan, each eligible officer was granted an initial long term equity award, consisting of both a performance share unit award for a three year performance period and an annual restricted share award.

The total compensation awarded under our new short term annual cash bonus plan is at-risk and tied to pre-determined performance criteria. For 2015, 75% of the target cash bonus awards is payable based on the following objective performance goals and weightings; cash available for distribution per share of 35%, adjusted book value per share of 20% and return on equity at 20%. The amounts are earned based on our annual performance relative to threshold, target and maximum performance goals for these objective measures, with 50%, 100% and 150% of target incentive opportunity payable based on threshold, target and maximum performance achieved, respectively. The remaining 25% of the target cash bonus award is based on the achievement of various individual performance criterion that may be earned based on individual performance factors deemed relevant by the compensation committee.

The long term incentive plan is an equity program whereby long-term performance awards are granted each year and earned based on our performance over a three year period. Compensation awarded under the long term equity plan is based on predefined performance for 75% of the award, performance measures and weighting for the performance component of the 2015-2017 awards are based on the following objective performance measures relating to the total shareholder return (stock price appreciation plus aggregate dividends or TSR); TSR as compared to a peer group of public companies over the same period at 40%, TSR as compared to the TSR for the NAREIT Mortgage Index at 20%, company’s absolute TSR at 20%, and strategic objective at 20%. The remaining 25% of the compensation award is time-based vesting over three years.

Dividend Reinvestment and Share Purchase Plan (DRSPP):

We have a dividend reinvestment and share purchase plan, or DRSPP, under which we registered and reserved for issuance, in the aggregate, 10,500,000 common shares. During the three-month period ended March 31, 2015, we issued a total of 1,763 common shares pursuant to the DRSPP at a weighted-average price of $7.10 per share and we received $0.1 million of net proceeds. As of March 31, 2015, 7,768,776 common shares, in the aggregate, remain available for issuance under the DRSPP.

Capital on Demand™ Sales Agreement (COD):

On November 21, 2012, we entered into a Capital on Demand™ Sales Agreement, or the COD sales agreement, with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we may issue and sell up to 10,000,000 of our common shares from time to time through JonesTrading acting as agent and/or principal, subject to the terms and conditions of the COD sales agreement. Unless the COD sales agreement is earlier terminated by JonesTrading or us, the COD sales agreement automatically terminates upon the issuance and sale of all of the common shares subject to the COD sales agreement. During the three-month period ended March 31, 2015, we did not issue any common shares pursuant to this agreement. As of March 31, 2015, 7,918,919 common shares, in the aggregate, remain available for issuance under the COD sales agreement.

Off-Balance Sheet Arrangements and Commitments

There have been no material changes in off-balance sheet arrangements or commitments during the three-month period ended March 31, 2015 from the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2014. Reference is made to Item 7 included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Critical Accounting Estimates and Policies

Our Annual Report on Form 10-K for the year ended December 31, 2014 contains a discussion of our critical accounting policies. On January 1, 2015 we adopted a new accounting pronouncement and revised our accounting policies as described below. See Note 2 in our unaudited consolidated financial statements as set forth herein. Management discusses our critical accounting policies and management’s judgments and estimates with the audit committee of our board of trustees.

Recent Accounting Pronouncements

On January 1, 2015, we adopted the accounting standard classified under FASB ASC Topic 205, “Presentation of Financial Statements”. This accounting standard amends existing guidance to change reporting requirements for discontinued operations by requiring the disposal of an entity to be reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. This standard is effective for interim and annual reporting periods beginning on or after December 15, 2014. The adoption of this standard did not have a material effect on our consolidated financial statements.

In May 2014, the FASB issued an accounting standard classified under FASB ASC Topic 606, “Revenue from Contracts with Customers”. This accounting standard generally replaces existing guidance by requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This standard is currently effective for annual reporting periods beginning after December 15, 2016. Management is currently evaluating the impact that this standard may have on our consolidated financial statements.

In February 2015, the FASB issued an accounting standard classified under FASB ASC Topic 810, “Consolidation”. This accounting standard amends the consolidation analysis required under GAAP and requires management to reevaluate all previous consolidation conclusions. This standard considers limited partnerships as VIEs, unless the limited partners have either substantive kick-out or participating rights. The presumption that a general partner should consolidate a limited partnership has also been eliminated. The standard amends the effect that fees paid to a decision maker or service provider have on the consolidation analysis, as well as amends how variable interests held by a reporting entity’s related parties affect the consolidation conclusion. This standard also clarifies how to determine whether equity holders as a group have power over an entity. This standard is effective for interim and annual reporting periods beginning on or after December 15, 2015, with an early adoption permitted. Management is currently evaluating the impact that this standard may have on our consolidated financial statements.

In April 2015, the FASB issued an accounting standard classified under FASB ASC Topic 835, “Interest”. This accounting standard amends existing guidance to change reporting requirements for debt issuance costs by requiring debt issuance costs to be presented on the balance sheet as a direct deduction from the debt liability. This standard is effective for interim and annual reporting periods beginning on or after December 15, 2015, with an early adoption permitted. Retrospective application to prior periods is required. Management is currently evaluating the impact that this standard may have on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in quantitative and qualitative market risks during the three-month period ended March 31, 2015 from the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2014. Reference is made to Item 7A included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Under the supervision of our chief executive officer and chief financial officer and with the participation of our disclosure committee, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon a previously identified material weakness in our internal control over financial reporting, as of December 31, 2014, related to the lack of sufficient qualified resources to ensure appropriate design and operating effectiveness of our internal controls over financial reporting, specifically our reconciliation controls, management review controls and controls over complex transaction and accounting estimates, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at March 31, 2015.

Management is in the process of developing and implementing new controls to remediate the material weakness described above. Management is enhancing its reconciliation controls, management review controls, and controls over complex transactions and accounting estimates by (i) supplementing its resources, (ii) upgrading its outsourced internal audit function, (iii) designing and documenting additional management review controls, and (iv) providing additional training to effectively perform reconciliation controls, management review controls and controls related to complex transactions and accounting estimates.

As we add resources, we also plan to make organizational changes and further develop skills in our employees in order to strengthen and improve our internal control over financial reporting.

Management believes that these measures will remediate the previously identified material weakness. We currently are targeting to complete the implementation of the control enhancements during 2015. We will test the ongoing effectiveness of the new controls subsequent to implementation, and will consider the material weakness remediated after the applicable remedial controls operate effectively for a sufficient period of time.

Changes in Internal Control Over Financial Reporting

Except as otherwise stated above, there were no changes in our internal control over financial reporting or in other factors during the quarter ended March 31, 2015, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, on October 8, 2014, two former executive officers and a former employee of RAIT received “Wells Notices” from the SEC staff relating to the subject of such investigation. We cannot provide any assurance what the ultimate resolution of these Wells Notices or any related action will be or whether any such resolution may have an adverse effect on us. A Wells Notice is neither a formal allegation of wrongdoing nor a finding that any of the recipients violated any law. Rather, it provides a recipient an opportunity to respond to issues raised by the SEC staff and to present any reasons of law, policy or fact why the SEC staff should not recommend that the SEC initiate an enforcement action. The Wells Notices in this matter indicate the SEC staff has made a preliminary determination to recommend to the SEC that the SEC file an action against each of the named individuals relating to the individuals’ activities on behalf of TCM in connection with the matters that were the subject of the investigation described above. The former executive officers left RAIT as of December 31, 2014 and the former employee left RAIT in 2010.

Item 1A.	Risk Factors

There have not been any material changes from the risk factors previously disclosed in Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We withheld the following common shares to satisfy tax withholding obligations during the quarter ending March 31, 2015 arising from the vesting of restricted share awards made pursuant to the RAIT Financial Trust 2012 Incentive Award Plan. These common shares may be deemed to be “issuer purchases” of common shares that are required to be disclosed pursuant to the item.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
01/01/2015 to 01/31/2015	81,310	(1)	$7.20	(1)	81,310	—
02/01/2015 to 02/28/2015	—		—		—	—
03/01/2015 to 03/31/2015	—		—		—	—
Total	81,310	(1)	$7.20	(1)	81,310	—

(1)	The price reported is the price paid per share using our closing stock price on the New York Stock Exchange on the vesting date of the relevant award.

Item 6.	Exhibits

(a)	Exhibits

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

RAIT FINANCIAL TRUST (Registrant)

Date: May 8, 2015	By:	/s/ Scott F. Schaeffer
Scott F. Schaeffer, Chairman of the Board and Chief Executive Officer
(On behalf of the registrant and as its Principal Executive Officer)

Date: May 8, 2015	By:	/s/ James J. Sebra
James J. Sebra, Chief Financial Officer and Treasurer (On behalf of the registrant and as its Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Documents

3.1.1	Amended and Restated Declaration of Trust of RAIT Financial Trust (“RAIT”). Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-35077).

3.1.2	Articles of Amendment to Amended and Restated Declaration of Trust of RAIT. Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-53067).

3.1.3	Articles of Amendment to Amended and Restated Declaration of Trust of RAIT. Incorporated by reference to RAIT’s Registration Statement on Form S-2 (Registration No. 333-55518).

3.1.4	Certificate of Correction to the Amended and Restated Declaration of Trust of RAIT. Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended March 31, 2002 (File No. 1-14760).

3.1.5	Articles of Amendment to Amended and Restated Declaration of Trust of RAIT. Incorporated by reference to RAIT’s Form 8-K as filed with the Securities and Exchange Commission (“SEC”) on December 15, 2006 (File No. 1-14760).

3.1.6	Articles of Amendment to Amended and Restated Declaration of Trust of RAIT. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on July, 1 2011 (File No. 1-14760).

3.1.7	Articles Supplementary (the “Series A Articles Supplementary”) relating to the 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series A Preferred Shares”) of RAIT. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 18, 2004 (File No. 1-14760).

3.1.8	Certificate of Correction to the Series A Articles Supplementary. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 18, 2004 (File No. 1-14760).

3.1.9	Articles Supplementary relating to the 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest, (the “Series B Preferred Shares”) of RAIT. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 1, 2004 (File No. 1-14760).

3.1.10	Articles Supplementary relating to the 8.875% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest, (the “Series C Preferred Shares”) of RAIT. Incorporated by reference to RAIT’s Form 8-A as filed with the SEC on June 29, 2007 (File No. 1-14760).

3.1.11	Articles Supplementary relating to Series A Preferred Shares, Series B Preferred Shares and Series C Preferred Shares. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on May 25, 2012 (File No. 1-14760).

3.1.12	Certificate of Correction relating to Series A Preferred Shares, Series B Preferred Shares and Series C Preferred Shares. Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended June 30, 2012 (File No. 1-14760).

3.1.13	Articles Supplementary (the “Series D Articles Supplementary”) relating to the Series D Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series D Preferred Shares”) of RAIT. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 4, 2012 (File No. 1-14760).

3.1.14	Articles Supplementary relating to the Series E Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series E Preferred Shares”) of RAIT. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 4, 2012 (File No.1-14760).

3.1.15	Amendment dated November 30, 2012 to the Series D Articles Supplementary. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 4, 2012 (File No.1-14760).

3.1.16	Articles Supplementary relating to the Series A Preferred Shares. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on June 13, 2014 (File No. 1-14760).

3.2.1	By-laws of RAIT. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 19, 2009 (File No. 1-14760).

3.2.2	First Amendment to the Bylaws of RAIT. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on April 6, 2015 (File No. 1-14760).

4.1.1	Form of Certificate for Common Shares of Beneficial Interest. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on July 1, 2011 (File No. 1-14760).

4.1.2	Form of Certificate for the Series A Preferred Shares. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 22, 2004 (File No. 1-14760).

Exhibit Number	Description of Documents

4.1.3	Form of Certificate for the Series B Preferred Shares. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 1, 2004 (File No. 1-14760).

4.1.4	Form of Certificate for the Series C Preferred Shares. Incorporated by reference to RAIT’s Form 8-A as filed with the SEC on June 29, 2007 (File No. 1-14760).

4.1.5	Form of Certificate for the Series D Preferred Shares. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 23, 2012 (File No. 1-14760).

4.1.6	Form of Certificate for the Series E Preferred Shares. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 23, 2012 (File No. 1-14760).

4.2.1	Base Indenture dated as of December 10, 2013 between RAIT, as issuer, and Wells Fargo Bank, National Association., as trustee. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 13, 2013 (File No. 1-14760).

4.2.2	Supplemental Indenture dated as of December 10, 2013 between RAIT, as issuer, and Wells Fargo Bank, National Association., as trustee. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 13, 2013 (File No. 1-14760).

4.2.3	Form of RAIT 4.00% Convertible Senior Note due 2033 (included in Exhibit 4.2.2). Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 13, 2013 (File No. 1-14760).

4.3.1	Base Indenture dated as of March 21, 2011 between RAIT, as issuer, and Wells Fargo Bank, National Association., as trustee. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 22, 2011 (File No. 1-14760).

4.3.2	Supplemental Indenture dated as of March 21, 2011 between RAIT, as issuer, and Wells Fargo Bank, National Association., as trustee. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 22, 2011 (File No. 1-14760).

4.4	Indenture dated as of October 5, 2011 between RAIT and Wilmington Trust, National Association, as trustee. Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended September 30, 2011 (File No. 1-14760).

4.5.1	Registration Rights Agreement dated as of October 1, 2012 by and among RAIT and ARS VI Investor I, LLC (“ARS VI”). Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 4, 2012 (File No. 1-14760).

4.5.2	Amendment No. 1 to Registration Rights Agreement dated as of April 25, 2014 by and among RAIT and ARS VI. Incorporated by reference to RAIT’s Registration Statement on Form S-3 (Registration No. 333-195547).

4.5.3	Common Share Purchase Warrant No.1 dated October 17, 2012 issued by RAIT to ARS VI. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 23, 2012 (File No. 1-14760).

4.5.4	Common Share Appreciation Right No.1 dated October 17, 2012 issued by RAIT to ARS VI. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 23, 2012 (File No. 1-14760).

4.5.5	Common Share Purchase Warrant No. 2 dated November 15, 2012 issued by RAIT to ARS VI. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on November 21, 2012 (File No.1-14760).

4.5.6	Common Share Appreciation Right No. 2 dated November 15, 2012 issued by RAIT to ARS VI. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on November 21, 2012 (File No.1-14760).

4.5.7	Common Share Purchase Warrant No. 3 dated December 18, 2012 issued by RAIT to ARS VI. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 18, 2012 (File No.1-14760).

4.5.8	Common Share Appreciation Right No. 3 dated December 18, 2012 issued by RAIT to ARS VI. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 18, 2012 (File No.1-14760).

4.5.9	Common Share Purchase Warrant No. 4 dated March 27, 2014 issued by RAIT Financial Trust to ARS VI. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 27, 2014 (File No. 1-14760).

4.5.10	Common Share Appreciation Right No. 4 dated March 27, 2014 issued by RAIT Financial Trust to ARS VI. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 27, 2014 (File No. 1-14760).

4.6.1	Base Indenture dated as of December 10, 2013 between RAIT, as issuer, and Wells Fargo Bank, National Association., as trustee. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 13, 2013 (File No. 1-14760).

Exhibit Number	Description of Documents

4.6.2	Supplemental Indenture dated as of December 10, 2013 between RAIT, as issuer, and Wells Fargo Bank, National Association., as trustee. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 13, 2013 (File No. 1-14760).

4.6.3	Form of RAIT 4.00% Convertible Senior Note due 2033 (included in Exhibit 4.6.2). Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 13, 2013 (File No. 1-14760).

4.6.4	Second Supplemental Indenture, dated as of April 14, 2014, between RAIT Financial Trust, as issuer, and Wells Fargo Bank, National Association, as trustee. Incorporated by reference to RAIT’s Form 8-A as filed with the SEC on April 14, 2014. (File No. 1-14760).

4.6.5	Form of 7.625% Senior Notes due 2024 (included as Exhibit A to Exhibit 4.6.4 hereto).

4.6.6	Third Supplemental Indenture, dated as of August 14, 2014, between RAIT, as Issuer, and Wells Fargo Bank, National Association, as trustee. Incorporated by reference to RAIT’s Form 8-A as filed with the SEC on August 14, 2014.

4.6.7	Form of 7.125% Senior Notes due 2019 (included as Exhibit A to Exhibit 4.6.6 hereto).

Certain Instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.

10.1	RAIT 2015 Annual Incentive Compensation Plan Form of Target Cash Bonus Award Grant Agreement adopted under the RAIT 2012 Incentive Award Plan (“IAP”). Filed herewith.

10.2	RAIT 2015 Long Term Incentive Plan Form of Performance Share Unit Award Grant Agreement adopted under the IAP. Filed herewith.

12.1	Statements regarding computation of ratios as of March 31, 2015. Filed herewith.

31.1	Rule 13a-14(a) Certification by the Chief Executive Officer of RAIT. Filed herewith.

31.2	Rule 13a-14(a) Certification by the Chief Financial Officer of RAIT. Filed herewith.

32.1	Section 1350 Certification by the Chief Executive Officer of RAIT. Filed herewith.

32.2	Section 1350 Certification by the Chief Financial Officer of RAIT. Filed herewith.

101	Pursuant to Rule 405 of Regulation S-T, the following financial information from RAIT’s Quarterly Report on Form 10-Q for the period ended March 31, 2015 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the three-month periods ended March 31, 2015 and 2014; (ii) Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three-month periods ended March 31, 2015 and 2014; (iv) Consolidated Statement of Changes in Equity for the three-month period ended March 31, 2015; (v) Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2015 and 2014; and (vi) Notes to Unaudited Consolidated Financial Statements. Filed herewith.