Form 10-Q
period 2015-06-30
RAIT Financial Trust
filed 2015-08-07
CIK 1045425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

or

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

A total of 90,895,723 common shares of beneficial interest, par value $0.03 per share, of the registrant were outstanding as of August 7, 2015.

RAIT FINANCIAL TRUST

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

RAIT Financial Trust

Consolidated Balance Sheets

(Unaudited and dollars in thousands, except share and per share information)

	As of June 30, 2015	As of December 31, 2014
Assets
Investment in mortgages, loans and preferred equity interests, at amortized cost:
Commercial mortgages, mezzanine loans, and preferred equity interests	$1,506,542	$1,392,436
Allowance for loan losses	(12,796)	(9,218)

Total investment in mortgages, loans and preferred equity interests	1,493,746	1,383,218
Investments in real estate, net of accumulated depreciation of $178,572 and $168,480, respectively	1,605,316	1,671,971
Investments in securities and security-related receivables, at fair value	—	31,412
Cash and cash equivalents	104,772	121,726
Restricted cash	179,878	124,220
Accrued interest receivable	56,844	51,640
Other assets	77,708	72,023
Deferred financing costs, net of accumulated amortization of $30,896 and $26,056, respectively	25,117	27,802
Intangible assets, net of accumulated amortization of $20,935 and $13,911, respectively	32,195	29,463

Total assets	$3,575,576	$3,513,475

Liabilities and Equity
Indebtedness	$2,661,528	$2,615,666
Accrued interest payable	11,042	10,269
Accounts payable and accrued expenses	52,728	54,962
Derivative liabilities	12,154	20,695
Deferred taxes, borrowers’ escrows and other liabilities	172,621	144,733

Total liabilities	2,910,073	2,846,325
Series D cumulative redeemable preferred shares, $0.01 par value per share, 4,000,000 shares authorized, 4,000,000 and 4,000,000 shares issued and outstanding, respectively	82,513	79,308
Equity:
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 25,000,000 shares authorized;
7.75% Series A cumulative redeemable preferred shares, liquidation preference $25.00 per share, 8,069,288 shares authorized, respectively, 5,303,591 and 4,775,569 shares issued and outstanding, respectively	53	48
8.375% Series B cumulative redeemable preferred shares, liquidation preference $25.00 per share, 4,300,000 shares authorized, 2,325,626 and 2,288,465 shares issued and outstanding, respectively	23	23
8.875% Series C cumulative redeemable preferred shares, liquidation preference $25.00 per share, 3,600,000 shares authorized, 1,640,100 shares issued and outstanding	17	17
Series E cumulative redeemable preferred shares, $0.01 par value per share, 4,000,000 shares authorized	—	—
Common shares, $0.03 par value per share, 200,000,000 shares authorized, 82,895,723 and 82,506,606 issued and outstanding, respectively, including 743,014 and 541,575 unvested restricted common share awards, respectively	2,487	2,473
Additional paid in capital	2,039,594	2,025,683
Accumulated other comprehensive income (loss)	(11,605)	(20,788)
Retained earnings (deficit)	(1,651,613)	(1,633,911)

Total shareholders’ equity	378,956	373,545
Noncontrolling interests	204,034	214,297

Total equity	582,990	587,842

Total liabilities and equity	$3,575,576	$3,513,475

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Operations

(Unaudited and dollars in thousands, except share and per share information)

	For the Three-Month Periods Ended June 30		For the Six-Month Periods Ended June 30
	2015	2014	2015	2014
Revenue:
Investment interest income	$24,107	$34,646	$47,355	$69,609
Investment interest expense	(7,582)	(7,523)	(14,496)	(14,706)

Net interest margin	16,525	27,123	32,859	54,903
Rental income	55,473	39,214	109,442	74,390
Fee and other income	7,415	6,919	13,009	11,271

Total revenue	79,413	73,256	155,310	140,564
Expenses:
Interest expense	19,673	13,241	39,356	24,846
Real estate operating expense	26,357	19,690	52,336	37,773
Compensation expense	6,568	7,376	12,676	15,931
General and administrative expense	5,065	4,655	10,465	8,483
Acquisition expense	985	219	1,942	592
Provision for loan losses	2,000	1,000	4,000	2,000
Depreciation and amortization expense	17,005	13,441	36,022	25,483

Total expenses	77,653	59,622	156,797	115,108

Operating Income	1,760	13,634	(1,487)	25,456
Other (expense) income	(241)	5	(636)	15
Gain (losses) on assets	17,281	(7,599)	17,281	(5,375)
Gain (losses) on extinguishment of debt	—	—	—	2,421
Change in fair value of financial instruments	8,356	(25,071)	12,846	(49,210)

Income (loss) before taxes	27,156	(19,031)	28,004	(26,693)
Income tax (provision) benefit	(715)	21	(1,297)	260

Net income (loss)	26,441	(19,010)	26,707	(26,433)
(Income) loss allocated to preferred shares	(8,221)	(7,415)	(16,080)	(13,221)
(Income) loss allocated to noncontrolling interests	736	775	1,232	(583)

Net income (loss) allocable to common shares	$18,956	$(25,650)	$11,859	$(40,237)

Earnings (loss) per share-Basic:
Earnings (loss) per share-Basic	$0.23	$(0.31)	$0.14	$(0.50)

Weighted-average shares outstanding-Basic	82,150,475	81,778,947	82,115,941	80,636,895

Earnings (loss) per share-Diluted:
Earnings (loss) per share-Diluted	$0.22	$(0.31)	$0.14	$(0.50)

Weighted average shares outstanding-Diluted	89,268,462	81,778,947	84,134,040	80,636,895

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited and dollars in thousands)

	For the Three-Month		For the Six-Month
	Periods Ended June 30		Periods Ended June 30
	2015	2014	2015	2014
Net income (loss)	$26,441	$(19,010)	$26,707	$(26,433)
Other comprehensive income (loss):
Change in fair value of interest rate hedges	(225)	(644)	(182)	(1,196)
Realized (gains) losses on interest rate hedges reclassified to earnings	4,398	7,243	9,365	14,780

Total other comprehensive income (loss)	4,173	6,599	9,183	13,584

Comprehensive income (loss) before allocation to noncontrolling interests	30,614	(12,411)	35,890	(12,849)
Allocation to noncontrolling interests	736	775	1,232	(583)

Comprehensive income (loss)	$31,350	$(11,636)	$37,122	$(13,432)

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statement of Changes in Equity

(Unaudited and dollars in thousands, except share information)

	Preferred Shares— Series A	Par Value Preferred Shares— Series A	Preferred Shares— Series B	Par Value Preferred Shares— Series B	Preferred Shares— Series C	Par Value Preferred Shares— Series C	Common Shares	Par Value Common Shares	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2014	4,775,569	$48	2,288,465	$23	1,640,100	$17	82,506,606	$2,473	$2,025,683	$(20,788)	$(1,633,911)	$373,545	$214,297	$587,842
Net income (loss)	—	—	—	—	—	—	—	—	—	—	27,939	27,939	(1,232)	26,707
Preferred dividends	—	—	—	—	—	—	—	—	—	—	(16,080)	(16,080)	—	(16,080)
Common dividends declared	—	—	—	—	—	—	—	—	—	—	(29,561)	(29,561)	—	(29,561)
Other comprehensive income (loss), net	—	—	—	—	—	—	—	—	—	9,183	—	9,183	—	9,183
Share-based compensation	—	—	—	—	—	—	—	—	(3,205)	—	—	(3,205)	—	(3,205)
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	(367)	(367)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	(9,327)	(9,327)
Deconsolidation of real estate owned property	—	—	—	—	—	—	—	—	—	—	—	—	663	663
Preferred shares issued, net	528,022	5	37,161	—	—	—	—	—	12,671	—	—	12,676	—	12,676
Common shares issued for equity compensation	—	—	—	—	—	—	385,428	14	5,019	—	—	5,033	—	5,033
Common shares issued, net	—	—	—	—	—	—	3,689	—	(574)	—	—	(574)	—	(574)

Balance, June 30, 2015	5,303,591	$53	2,325,626	$23	1,640,100	$17	82,895,723	$2,487	$2,039,594	$(11,605)	$(1,651,613)	$378,956	$204,034	$582,990

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Cash Flows

(Unaudited and dollars in thousands)

	For the Six-Month
	Periods Ended June 30
	2015	2014
Operating activities:
Net income (loss)	$26,707	$(26,433)
Adjustments to reconcile net income (loss) to cash flow from operating activities:
Provision for losses	4,000	2,000
Share-based compensation expense	2,394	2,629
Depreciation and amortization	36,022	25,483
Amortization of deferred financing costs and debt discounts	9,458	4,646
Accretion of discounts on investments	(1,682)	(1,986)
Amortization of above/below market leases	(317)	—
(Gains) losses on assets	(17,281)	5,375
(Gains) losses on extinguishment of debt	—	(2,421)
Change in fair value of financial instruments	(12,846)	49,210
Provision (benefit) for deferred taxes	(897)	(288)
Changes in assets and liabilities:
(Decrease) in accrued interest receivable	(2,956)	(7,196)
(Decrease) in other assets	(2,640)	(9,246)
Increase (decrease) in accrued interest payable	2,459	(10,298)
(Decrease) in accounts payable and accrued expenses	(1,609)	(6,824)
Increase in borrowers’ escrows and other liabilities	70,203	12,578
Origination of conduit loans	(251,959)	(165,577)
Sales of conduit loans	223,298	119,356

Net conduit loans (originated) sold	(28,661)	(46,221)

Cash flow from operating activities	82,354	(8,992)

Investing activities:
Proceeds from sales or repayments of other securities	31,241	1,971
Purchase and origination of loans for investment	(191,892)	(297,414)
Principal repayments on loans	130,504	88,322
Investments in real estate	(37,500)	(133,596)
Proceeds from the disposition of real estate	20,596	3,820
(Increase) decrease in restricted cash	(90,590)	34,739

Cash flow from investing activities	(137,641)	(302,158)

Financing activities:
Repayments on secured credit facilities and loans payable on real estate	(20,640)	(12,596)
Proceeds from secured credit facilities and loans payable on real estate	58,275	46,313
Repayments and repurchase of CDO notes payable	(120,194)	(131,200)
Proceeds from issuance of senior notes from floating rate CMBS transactions	181,215	155,001
Proceeds from issuance of 4.0% convertible senior notes	—	16,750
Proceeds from issuance of 7.625% convertible senior notes	—	60,000
Repayments of senior secured notes	(4,000)	—
Net proceeds (repayments) related to conduit loan repurchase agreements	7,277	576
Net proceeds (repayments) related to floating rate loan repurchase agreements	(14,587)	38,566
Distribution to noncontrolling interests	(9,694)	49,428
Payments for deferred costs and convertible senior note hedges	(4,466)	(7,528)
Financing commitment fee	(4,000)	—
Preferred share issuance, net of costs incurred	12,676	33,552
Common share issuance, net of costs incurred	(1,140)	85,051
Distributions paid to preferred shareholders	(12,872)	(11,291)
Distributions paid to common shareholders	(29,517)	(25,240)

Cash flow from financing activities	38,333	297,382

Net change in cash and cash equivalents	(16,954)	(13,768)
Cash and cash equivalents at the beginning of the period	121,726	88,847

Cash and cash equivalents at the end of the period	$104,772	$75,079

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2015

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

During the six-month period ended June 30, 2015, we recorded the following adjustments in the accompanying consolidated statement of operations that related to transactions completed in a prior period: (a) investment interest income includes the write-off of accrued interest receivable of $842 that was associated with investments in loans that was determined to be not collectible and (b) depreciation and amortization expense includes $708 associated with capital additions associated with our investment in real estate which were not properly eliminated previously. We also recorded an adjustment to correct the deferred tax liability balance with an offset to goodwill for $2,257 related to our acquisition of Urban Retail Properties, LLC.

During the six-month period ended June 30, 2015, we revised the Consolidated Statements of Cash Flows for the six-month period ended June 30, 2014. The revision consisted of classifying the origination of conduit loans and the sale of conduit loans from cash flows from investing activities to cash flows from operating activities. The impact of this revision was a decrease to cash flows from operating activities and an increase to cash flows from investing activities of $46,221 for the period ended June 30, 2014. The revision had no impact to cash and cash equivalents as of June 30, 2014. In addition, the revision did not impact any other consolidated financial statement as of June 30, 2014 or for the six-month or three-month periods ended June 30, 2014.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2015

(Unaudited and dollars in thousands, except share and per share amounts)

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

d. Investments in Loans

We invest in commercial mortgages, mezzanine loans, and preferred equity interests. We account for our investments in commercial mortgages, mezzanine loans and other loans at amortized cost. The carrying value of these investments is adjusted for origination discounts/premiums, nonrefundable fees and direct costs for originating loans which are amortized into income on a level yield basis over the terms of the loans.

e. Allowance for Losses, Impaired Loans and Non-accrual Status

We maintain an allowance for losses on our investments in commercial mortgages, mezzanine loans and preferred equity interests. Management’s periodic evaluation of the adequacy of the allowance is based upon expected and inherent risks in the portfolio, the estimated value of underlying collateral, and current economic conditions. Management reviews loans for impairment and establishes specific reserves when a loss is probable under the provisions of FASB ASC Topic 310, “Receivables.” A loan is impaired when it is probable that we may not collect all principal and interest payments according to the contractual terms. As part of the detailed loan review, we consider many factors about the specific loan, including payment history, asset performance, borrower’s financial capability and other characteristics. If any trends or characteristics indicate that it is probable that other loans, with similar characteristics to those of impaired loans, have incurred a loss, we consider whether an allowance for loss is needed pursuant to FASB ASC Topic 450, “Contingencies.” Management evaluates loans for non-accrual status each reporting period. A loan is placed on non-accrual status when the loan payment deficiencies exceed 90 days. Payments received for non-accrual or impaired loans are applied to principal until the loan is removed from non-accrual status or no longer impaired. Past due interest is recognized on non-accrual loans when they are removed from non-accrual status and are making current interest payments. The allowance for losses is increased by charges to operations and decreased by charge-offs (net of recoveries). Management charges off loans when the investment is no longer realizable and legally discharged.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2015

(Unaudited and dollars in thousands, except share and per share amounts)

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

g. Revenue Recognition

1)	Interest income—We recognize interest income from investments in commercial mortgages, mezzanine loans, and preferred equity interests on a yield to maturity basis. Many of our commercial mortgages and mezzanine loans provide for the accrual of interest at specified rates which differ from current payment terms. Interest income is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible. Management will cease accruing interest on these loans when it determines that the interest income is not collectible based on the ultimate value of the underlying collateral using discounted cash flow models and market based assumptions. Management will recognize interest on these loans on a cash basis.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2015

(Unaudited and dollars in thousands, except share and per share amounts)

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2015

(Unaudited and dollars in thousands, except share and per share amounts)

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

i. Deferred Financing Costs and Intangible Assets

Costs incurred in connection with debt financing are capitalized as deferred financing costs and charged to interest expense over the terms of the related debt agreements, under the effective interest method. Intangible assets on our consolidated balance sheets represent identifiable intangible assets acquired in business acquisitions. We amortize identified intangible assets to expense over their estimated lives using the straight-line method. We evaluate intangible assets for impairment as events and circumstances change, in accordance with FASB ASC Topic 360, “Property, Plant, and Equipment.” The gross carrying amount for our customer relationships was $19,149 as of June 30, 2015 and December 31, 2014. The gross carrying amount for our in-place leases, above market leases, and ground lease was $32,481 and $22,725 as of June 30, 2015 and December 31, 2014, respectively. The gross carrying amount for our trade name was $1,500 as of June 30, 2015 and December 31, 2014. The accumulated amortization for our intangible assets was $20,935 and $13,911 as of June 30, 2015 and December 31, 2014, respectively. We recorded amortization expense of $3,108 and $2,449 for the three-month periods ended June 30, 2015 and 2014, respectively, and $7,039 and $4,396 for the six-month periods ended June 30, 2015 and 2014, respectively. Based on the intangible assets identified above, we expect to record amortization expense of intangible assets of $3,133 for the remainder of 2015, $5,289 for 2016, $3,848 for 2017, $3,172 for 2018, $2,997 for 2019 and $13,756 thereafter. As of June 30, 2015, we have determined that no impairment exists on our intangible assets.

j. Goodwill

Goodwill on our consolidated balance sheet represented the amounts paid in excess of the fair value of the net assets acquired from business acquisitions accounted for under FASB ASC Topic 805, “Business Combinations.” Pursuant to FASB ASC Topic 350, “Intangibles-Goodwill and Other”, goodwill is not amortized to expense but rather is analyzed for impairment. We evaluate goodwill for impairment on an annual basis and as events and circumstances change, in accordance with FASB ASC Topic 350. As of June 30, 2015 and December 31, 2014, we have $8,757 and $11,014 of goodwill, respectively, that is included in Other Assets in the accompanying consolidated balance sheets. The change in goodwill is attributable to the correction discussed in the Basis of Presentation section within this Note above. As of June 30, 2015, we have determined that no triggering events occurred that would indicate an impairment on our goodwill.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2015

(Unaudited and dollars in thousands, except share and per share amounts)

In May 2014, the FASB issued an accounting standard classified under FASB ASC Topic 606, “Revenue from Contracts with Customers”. This accounting standard generally replaces existing guidance by requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This standard is currently effective for annual reporting periods beginning after December 15, 2016. On July 9, 2015, the FASB affirmed its proposal to defer the effective date of this accounting standard by one year. Management is currently evaluating the impact that this standard may have on our consolidated financial statements.

In February 2015, the FASB issued an accounting standard classified under FASB ASC Topic 810, “Consolidation”. This accounting standard amends the consolidation analysis required under GAAP and requires management to reevaluate all previous consolidation conclusions. This standard considers limited partnerships as VIEs, unless the limited partners have either substantive kick-out or participating rights. The presumption that a general partner should consolidate a limited partnership has also been eliminated. The standard amends the effect that fees paid to a decision maker or service provider have on the consolidation analysis, as well as amends how variable interests held by a reporting entity’s related parties affect the consolidation conclusion. This standard also clarifies how to determine whether equity holders as a group have power over an entity. This standard is effective for interim and annual reporting periods beginning on or after December 15, 2015, with early adoption permitted. Management is currently evaluating the impact that this standard may have on our consolidated financial statements.

In April 2015, the FASB issued an accounting standard classified under FASB ASC Topic 835, “Interest”. This accounting standard amends existing guidance to change reporting requirements for debt issuance costs by requiring debt issuance costs to be presented on the balance sheet as a direct deduction from the debt liability. This standard is effective for interim and annual reporting periods beginning on or after December 15, 2015, with an early adoption permitted. Retrospective application to prior periods is required. Management does not expect that this accounting standard will have a significant impact on our consolidated financial statements.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2015

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 3: INVESTMENTS IN LOANS

Investments in Commercial Mortgages, Mezzanine Loans, and Preferred Equity Interests

The following table summarizes our investments in commercial mortgages, mezzanine loans, and preferred equity interests as of June 30, 2015:

	Unpaid Principal Balance	Unamortized (Discounts) Premiums	Carrying Amount	Number of Loans	Weighted- Average Coupon (1)	Range of Maturity Dates
Commercial Real Estate (CRE)
Commercial mortgages (2)	$1,282,154	$(14,428)	$1,267,726	108	5.3%	Sep. 2015 to Jan. 2029
Mezzanine loans	202,694	(1,024)	201,670	62	9.8%	Jul. 2015 to May 2025
Preferred equity interests	39,311	(2,335)	36,976	9	7.3%	Feb. 2016 to Aug. 2033

Total CRE	1,524,159	(17,787)	1,506,372	179	6.0%
Deferred fees, net	170	—	170

Total	$1,524,329	$(17,787)	$1,506,542

(1)	Weighted-average coupon is calculated on the unpaid principal balance, which does not necessarily correspond to the carrying amount.
(2)	Commercial mortgages includes eleven conduit loans with an unpaid principal balance and carrying amount of $114,048 a weighted-average coupon of 4.3% and maturity dates ranging from November 2022 through July 2025. These commercial mortgages are accounted for as loans held for sale.

The following table summarizes our investments in commercial mortgages, mezzanine loans, other loans and preferred equity interests as of December 31, 2014:

	Unpaid Principal Balance	Unamortized (Discounts) Premiums	Carrying Amount	Number of Loans	Weighted- Average Coupon (1)	Range of Maturity Dates
Commercial Real Estate (CRE)
Commercial mortgages (2)	$1,148,290	$(14,519)	$1,133,771	95	5.9%	Jan. 2015 to Jan. 2025
Mezzanine loans	226,105	(1,602)	224,503	74	9.8%	Mar. 2015 to Jan. 2029
Preferred equity interests	34,859	(1)	34,858	9	7.1%	Feb. 2016 to Aug. 2025

Total CRE	1,409,254	(16,122)	1,393,132	178	6.5%
Deferred fees, net	(696)	—	(696)

Total	$1,408,558	$(16,122)	$1,392,436

(1)	Weighted-average coupon is calculated on the unpaid principal amount of the underlying instruments, which does not necessarily correspond to the carrying amount.
(2)	Commercial mortgages includes 11 conduit loans with an unpaid principal balance and carrying amount of $93,925, a weighted-average coupon of 4.6% and maturity dates ranging from November 2019 through January 2025. These commercial mortgages are accounted for as loans held for sale.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2015

(Unaudited and dollars in thousands, except share and per share amounts)

During the six-month period ended June 30, 2015, we did not convert any commercial real estate loans to owned real estate property. During the six-month period ended June 30, 2014, we completed the conversion of one commercial real estate loan with a carrying value of $28,588 to real estate owned property and we recorded a gain on asset of $112 as the value of the real estate exceeded the carrying amount of the converted loan.

The following table summarizes the delinquency statistics of our commercial real estate loans as of June 30, 2015 and December 31, 2014:

	As of June 30, 2015
Delinquency Status	Commercial Mortgages	Mezzanine Loans	Preferred Equity	Total
Current	$1,282,154	$181,493	$35,661	$1,499,308
30 to 59 days	—	—	—	—
60 to 89 days	—	—	—	—
90 days or more	—	19,953	3,650	23,603
In foreclosure or bankruptcy proceedings	—	1,248	—	1,248

Total	$1,282,154	$202,694	$39,311	$1,524,159

	As of December 31, 2014
Delinquency Status	Commercial Mortgages	Mezzanine Loans	Preferred Equity	Total
Current	$1,148,290	$202,919	$31,209	$1,382,418
30 to 59 days	—	—	—	—
60 to 89 days	—	1,555	—	1,555
90 days or more	—	19,953	3,650	23,603
In foreclosure or bankruptcy proceedings	—	1,678	—	1,678

Total	$1,148,290	$226,105	$34,859	$1,409,254

As of June 30, 2015 and December 31, 2014, all $24,851 and $25,281, respectively, of our commercial real estate loans that were 90 days or more past due or in foreclosure or bankruptcy were on non-accrual status and had a weighted-average interest rate of 5.7% and 5.8%, respectively. Also, as of June 30, 2015, two loans, with a recorded investment of $68,155 and a weighted average interest rate of 9.2%, were recognizing interest on the cash basis. Additionally, as of June 30, 2015, one loan, with an unpaid principal balance of $18,500, which had previously been restructured in a troubled debt restructuring, does not accrue interest in accordance with its restructured terms as it may be prepaid at par.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2015

(Unaudited and dollars in thousands, except share and per share amounts)

Allowance For Loan Losses And Impaired Loans

We closely monitor our loans which require evaluation for loan loss in two categories: satisfactory and watchlist/impaired. Loans classified as impaired are generally loans which have credit weaknesses or whose credit quality has temporarily deteriorated or have been restructured in troubled debt restructuring. As of June 30, 2015 and December 31, 2015, we have classified our investment in loans by credit risk category as follows:

	As of June 30, 2015
Credit Status	Commercial Mortgages	Mezzanine Loans	Preferred Equity	Total
Satisfactory	$1,247,234	$154,493	$31,365	$1,433,092
Watchlist/Impaired	34,920	48,201	7,946	91,067

Total	$1,282,154	$202,694	$39,311	$1,524,159

	As of December 31, 2014
Credit Status	Commercial Mortgages	Mezzanine Loans	Preferred Equity	Total
Satisfactory	$1,125,370	$175,915	$26,849	$1,328,134
Watchlist/Impaired	22,920	50,190	8,010	81,120

Total	$1,148,290	$226,105	$34,859	$1,409,254

The following tables provide roll-forwards of our allowance for loan losses for our commercial mortgages, mezzanine loans and preferred equity interests for the three-month periods ended June 30, 2015 and 2014:

	For the Three-Month Period Ended June 30, 2015
	Commercial Mortgages	Mezzanine Loans	Preferred Equity	Total
Beginning balance	$—	$9,471	$1,326	$10,797
Provision for loan losses	—	2,000	—	$2,000
Charge-offs, net of recoveries	—	(1)	—	$(1)

Ending balance	$—	$11,470	$1,326	$12,796

	For the Three-Month Period Ended June 30, 2014
	Commercial Mortgages	Mezzanine Loans	Preferred Equity	Total
Beginning balance	$—	$12,960	$1,319	$14,279
Provision for loan losses	—	1,000	—	1,000
Charge-offs, net of recoveries	—	57	—	57

Ending balance	$—	$14,017	$1,319	$15,336

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2015

(Unaudited and dollars in thousands, except share and per share amounts)

The following tables provide roll-forwards of our allowance for loan losses for our commercial mortgages, mezzanine loans and preferred equity interests for the six-month periods ended June 30, 2015 and 2014:

	For the Six-Month Period Ended June 30, 2015
	Commercial Mortgages	Mezzanine Loans	Preferred Equity	Total
Beginning balance	$—	$7,892	$1,326	$9,218
Provision for loan losses	—	4,000	—	$4,000
Charge-offs, net of recoveries	—	(422)	—	$(422)

Ending balance	$—	$11,470	$1,326	$12,796

	For the Six-Month Period Ended June 30, 2014
	Commercial Mortgages	Mezzanine Loans	Preferred Equity	Total
Beginning balance	$—	$21,636	$1,319	$22,955
Provision for loan losses	—	2,000	—	2,000
Charge-offs, net of recoveries	—	(9,619)	—	(9,619)

Ending balance	$—	$14,017	$1,319	$15,336

Information related to those loans on our watchlist or considered to be impaired was as follows:

	As of June 30, 2015
Watchlist/Impaired Loans	Commercial Mortgages	Mezzanine Loans	Preferred Equity	Total
Watchlist/Impaired loans expecting full recovery	$34,920	$8,500	$4,296	$47,716
Watchlist/Impaired loans with reserves	—	39,701	3,650	43,351

Total Watchlist/Impaired Loans(1)	$34,920	$48,201	$7,946	$91,067

Allowance for losses	$—	$11,470	$1,326	$12,796

(1)	As of June 30, 2015, this includes $5,500 of unpaid principal relating to previously identified troubled debt restructurings (TDRs) that are on accrual status.

	As of December 31, 2014
Watchlist/Impaired Loans	Commercial Mortgages	Mezzanine Loans	Preferred Equity	Total
Watchlist/Impaired loans expecting full recovery	$22,920	$40,559	$4,360	$67,839
Watchlist/Impaired loans with reserves	—	9,631	3,650	13,281

Total Watchlist/Impaired Loans(1)	$22,920	$50,190	$8,010	$81,120

Allowance for losses	$—	$7,892	$1,326	$9,218

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2015

(Unaudited and dollars in thousands, except share and per share amounts)

(1)	As of December 31, 2014, this includes $5,500 of unpaid principal relating to previously identified TDRs that are on accrual status.

The average unpaid principal balance and recorded investment of total impaired loans was $53,179 and $60,230 during the three-month periods ended June 30, 2015 and 2014, respectively, and $53,333 and $60,378 during the six-month periods ended June 30, 2015 and 2014, respectively. We recorded interest income of $634 and $882 on loans that were impaired for the three-month periods ended June 30, 2015 and 2014, respectively. We recorded interest income of $685 and $882 on loans that were impaired for the six-month periods ended June 30, 2015 and 2014, respectively.

We have evaluated restructurings of our commercial real estate loans to determine if the restructuring constitutes a troubled debt restructuring (TDR) under FASB ASC Topic 310, “Receivables”. During the six-month period ended June 30, 2015, there were no restructurings of our commercial real estate loans that constituted a TDR. As of June 30, 2015, there were no TDRs that subsequently defaulted for restructurings that occurred within the previous 12 months.

NOTE 4: INVESTMENTS IN SECURITIES

Our investments in securities and security-related receivables are accounted for at fair value. On December 19, 2014, our subsidiary assigned or delegated its rights and responsibilities as collateral manager for the T8 and T9 securitizations, as referenced in our 2014 annual report. As a result of the assignment and delegation, we determined that we are no longer the primary beneficiary of T8 and T9 and deconsolidated the two securitizations. During the first quarter of 2015, we sold all of our remaining securities with an aggregate fair value of $31,412 and we had no investments in securities as of June 30, 2015.

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

As of June 30, 2015

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 5: INVESTMENTS IN REAL ESTATE

The table below summarizes our investments in real estate:

	Book Value
	As of June 30, 2015	As of December 31, 2014
Multi-family real estate properties (a)	$1,234,056	$1,286,898
Office real estate properties	364,077	370,114
Retail real estate properties	133,471	132,117
Parcels of land	52,284	51,322

Subtotal	1,783,888	1,840,451
Less: Accumulated depreciation and amortization (a)	(178,572)	(168,480)

Investments in real estate (b)	$1,605,316	$1,671,971

(a)	As of June 30, 2015, includes properties owned by Independence Realty Trust, Inc., or IRT, with a book value of $716,581 and accumulated depreciation of $31,188. As of December 31, 2014, includes properties owned by IRT, with a book value of $689,112 and accumulated depreciation of $23,376.
(b)	Investments in real estate includes one real estate asset held for sale as of June 30, 2015. This asset had a carrying amount of $1,196 and a fair value of $3,000.

As of June 30, 2015 and December 31, 2014, our investments in real estate were comprised of land of $324,595 and $338,057, respectively, and investments in real estate and improvements of $1,459,293 and $1,502,394, respectively.

As of June 30, 2015, our investments in real estate of $1,605,316 are financed through $639,493 of mortgages held by third parties and $845,620 of mortgages held by our RAIT I and RAIT II CDO securitizations. As of December 31, 2014, our investments in real estate of $1,671,971 are financed through $641,874 of mortgages held by third parties and $878,856 of mortgages held by our RAIT I and RAIT II CDO securitizations. Together, along with commercial real estate loans held by RAIT I and RAIT II, these mortgages serve as collateral for the CDO notes payable issued by the RAIT I and RAIT II CDO securitizations. All intercompany balances and interest charges are eliminated in consolidation.

Acquisitions:

During the six-month period ended June 30, 2015, Independence Realty Trust, Inc., or IRT, whom we consolidate, acquired one multi-family property with a purchase price of $25,250. Upon acquisition, we recorded the investment in real estate, including any related working capital and intangible assets, at fair value of $25,250.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2015

(Unaudited and dollars in thousands, except share and per share amounts)

The following table summarizes the aggregate estimated fair value of the assets and liabilities associated with the one property acquired during the six-month period ended June 30, 2015 on the date of acquisition, which is accounted for under FASB ASC Topic 805.

Description	Estimated Fair Value
Assets acquired:
Investments in real estate	$25,031
Other assets	87
Intangible assets	219

Total assets acquired	25,337
Liabilities assumed:
Loans payable on real estate	—
Accounts payable and accrued expenses	488
Other liabilities	103

Total liabilities assumed	591

Estimated fair value of net assets acquired	$24,746

The following table summarizes the consideration transferred to acquire the real estate properties and the amounts of identified assets acquired and liabilities assumed at the respective conversion date:

Description	Estimated Fair Value
Fair value of consideration transferred:
Cash	$24,808
Other considerations	(62)

Total fair value of consideration transferred	$24,746

During the six-month period ended June 30, 2015, this investment contributed revenue of $597 and a net income allocable to common shares of $240. During the six-month period ended June 30, 2015, we incurred $88 of third-party acquisition-related costs, which is included in general and administrative expense in the accompanying consolidated statements of operations.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2015

(Unaudited and dollars in thousands, except share and per share amounts)

The table below presents the revenue, net income and earnings per share effect of the acquired property, as reported in our consolidated financial statements and on a pro forma basis as if the acquisition occurred on January 1, 2014. These pro forma results are not necessarily indicative of the results which actually would have occurred if the acquisition had occurred on the first day of the periods presented, nor does the pro forma financial information purport to represent the results of operations for future periods.

Description	For the Six-Month Period Ended June 30, 2015	For the Six-Month Period Ended June 30, 2014
Total revenue of real estate property acquired, as reported	$597	$—
Net income (loss) allocable to common shares of real estate property acquired, as reported	240	—
Earnings (loss) per share attributable to common shareholders of real estate property acquired
Basic and diluted—as reported	0.00	0.00

Pro forma revenue of real estate property acquired (unaudited)	1,469	1,257
Pro forma net income (loss) allocable to common shares of real estate property acquired (unaudited)	562	424
Earnings (loss) per share attributable to common shareholders of real estate property acquired
Basic and diluted—as pro forma (unaudited)	0.01	0.01

During the six-month period ended June 30, 2015, we updated our allocation for a real estate acquisition from a prior period. This resulted in $4,374 being allocated between buildings (decrease) and intangible assets (increase). The cumulative catch up effect of the allocation (based on the different useful lives) was an increase to net income of $56.

Dispositions:

During the six-month period ended June 30, 2015, we disposed of two multi-family real estate properties for a total sale price of $68,037. We recorded a gain on the sale of one of these assets of $17,281, which is included in the accompanying consolidated statements of operations during the six-month period ended June 30, 2015, and deferred a gain on the sale for one of these assets of $3,136 which is classified within other liabilities and will be recognized under the installment method as the buyer’s initial investment was insufficient.

During the six-month period ended June 30, 2015, we deconsolidated one multi-family real estate property with a total carrying value of $23,897 as we agreed to amend our consent rights in the related limited partnership agreement. We did not record a gain or loss on the deconsolidation of this property.

On July 22, 2015, the company entered into a purchase and sale agreement to sell one multi-family property with a purchase price of $17,500. The sale is subject to customary closing conditions and, if completed, we expect to record a gain on sale of real estate.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2015

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 6: INDEBTEDNESS

We maintain various forms of short-term and long-term financing arrangements. Generally, these financing agreements are collateralized by assets within securitizations.

The following table summarizes our total recourse and non-recourse indebtedness as of June 30, 2015:

Description	Unpaid Principal Balance	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
7.0% convertible senior notes (1)	$34,066	$33,658	7.0%	Apr. 2031
4.0% convertible senior notes (2)	141,750	135,752	4.0%	Oct. 2033
7.625% senior notes	60,000	60,000	7.6%	Apr. 2024
7.125% senior notes	71,905	71,905	7.1%	Aug. 2019
Secured credit facilities	14,848	14,848	2.7%	Oct. 2016
Senior secured notes	74,000	65,559	7.0%	Apr. 2017 to Apr. 2019
Junior subordinated notes, at fair value (3)	18,671	12,866	4.3%	Mar. 2035
Junior subordinated notes, at amortized cost	25,100	25,100	2.8%	Apr. 2037
CMBS facilities	77,742	77,742	2.5%	Nov. 2015 to Jul. 2016

Total recourse indebtedness	518,082	497,430	5.2%

Non-recourse indebtedness:
CDO notes payable, at amortized cost (4)(5)	987,813	986,891	0.6%	2045 to 2046
CMBS securitizations (6)	537,375	536,796	2.0%	Jan. 2029 to Dec. 3031
Loans payable on real estate (7)	639,493	640,411	4.5%	Sep. 2015 to May 2040

Total non-recourse indebtedness	2,164,681	2,164,098	2.1%

Total indebtedness	$2,682,763	$2,661,528	2.7%

(1)	Our 7.0% convertible senior notes are redeemable at par, at the option of the holder, in April 2016, April 2021, and April 2026.
(2)	Our 4.0% convertible senior notes are redeemable at par, at the option of the holder, in October 2018, October 2023, and October 2028.
(3)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(4)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
(5)	Collateralized by $1,478,859 principal amount of commercial mortgages, mezzanine loans, other loans and preferred equity interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(6)	Excludes the RAIT FL1 junior notes, RAIT FL2 junior notes, RAIT FL3 junior notes and RAIT FL4 junior notes purchased by us which are eliminated in consolidation. Collateralized by $676,161 principal amount of commercial mortgages loans and participation interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.
(7)	Includes $403,360 of unpaid principal balance with a carrying amount of $404,279 of third party mortgage indebtedness that encumbers properties owned by IRT. The weighted-average interest rate is 3.7% and has a range of maturity dates from April 2016 to May 2025.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2015

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

As of June 30, 2015

(Unaudited and dollars in thousands, except share and per share amounts)

The current status or activity in our financing arrangements occurring as of or during the six-month period ended June 30, 2015 is as follows:

Recourse Indebtedness

7.0% convertible senior notes. The 7.0% convertible senior notes are convertible at the option of the holder at a current conversion rate of 167.8233 common shares per $1 principal amount of 7.0% convertible senior notes (equivalent to a current conversion price of $5.96 per common share). Upon conversion of 7.0% convertible senior notes by a holder, the holder will receive cash, our common shares or a combination of cash and our common shares, at our election. We include the 7.0% convertible senior notes in diluted earnings per share using the if-converted method if the conversion value in excess of the par amount is considered in the money during the respective periods.

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

Secured credit facilities. On October 25, 2013, our subsidiary, Independence Realty Operating Partnership, LP, or IROP, the operating partnership of IRT, entered into a $20,000 secured revolving credit agreement, or the IROP credit agreement, with The Huntington National Bank to be used to acquire properties, for capital expenditures and for general corporate purposes. The IROP credit agreement has a 3-year term, bears interest at LIBOR plus 2.75% and contains customary financial covenants for this type of revolving credit agreement. IRT guaranteed IROP’s obligations under the IROP credit agreement. On September 9, 2014, IRT and IROP entered into an amendment to the IROP credit agreement that increased the lender’s maximum commitment under the credit agreement from $20,000 to $30,000, changed the interest rate from LIBOR plus 2.75% to LIBOR plus 2.50% and amended certain financial covenants. As of June 30, 2015, we have $14,848 outstanding under the IROP credit agreement.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2015

(Unaudited and dollars in thousands, except share and per share amounts)

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

During the six-month period ended June 30, 2015, we prepaid $4,000 of the senior secured notes. As of June 30, 2015 we have $74,000 of outstanding senior secured notes.

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

On October 25, 2010, pursuant to a securities exchange agreement, we exchanged and cancelled the first $18,671 junior subordinated note for another junior subordinated note, which we refer to as the second $18,671 junior subordinated note, in aggregate principal amount of $18,671 with a reduced interest rate and provided $5,000 of our 6.875% convertible senior notes as collateral for the second $18,671 junior subordinated note. This $18,671 junior subordinated note has a fixed rate of interest of 0.5% through March 30, 2015 and thereafter has a floating rate of three-month LIBOR plus 400 basis points, with such floating rate not to exceed 7.0%. The maturity date is March 30, 2035. At issuance, of these notes, we elected to record the second $18,671 junior subordinated note at fair value under FASB ASC Topic 825, with all subsequent changes in fair value recorded in earnings. The fair value, or carrying amount, of this indebtedness was $12,866 as of June 30, 2015.

CMBS facilities. As of June 30, 2015, we had $40,962 of outstanding borrowings under the amended and restated master repurchase agreement, or the Amended MRA. As of June 30, 2015, we were in compliance with all financial covenants contained in the Amended MRA.

As of June 30, 2015, we had $22,272 of outstanding borrowings under the $150,000 CMBS facility. As of June 30, 2015, we were in compliance with all financial covenants contained in the $150,000 CMBS facility.

As of June 30, 2015, we had $9,752 of outstanding borrowings under the $75,000 commercial mortgage facility. As of June 30, 2015, we were in compliance with all financial covenants contained in the $75,000 commercial mortgage facility.

As of June 30, 2015, we had $4,756 of outstanding borrowings under the $150,000 commercial mortgage facility. As of June 30, 2015, we were in compliance with all financial covenants contained in the $150,000 commercial mortgage facility.

Non-Recourse Indebtedness

CDO notes payable, at amortized cost. CDO notes payable at amortized cost represent notes issued by consolidated CDO securitizations which are used to finance the acquisition of unsecured REIT notes, CMBS securities, commercial mortgages, mezzanine loans, and other loans in our commercial real estate loan portfolio. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates. Both RAIT I and RAIT II are meeting all of their over collateralization, or OC, and interest coverage, or IC, trigger tests as of June 30, 2015.

CMBS securitizations. As of June 30, 2015, our subsidiary, RAIT 2013-FL1 Trust, or RAIT FL 1, has $55,011 of total collateral at par value. RAIT FL1 has classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $27,805 to investors. We currently own the unrated classes of junior notes, including a class with an aggregate principal balance of $27,206, and the equity, or the retained interests, of RAIT FL1. RAIT FL1 does not have OC triggers or IC triggers. We are evaluating whether or not to redeem the current aggregate principal balance outstanding of the investment grade senior notes issued by RAIT FL1 in accordance with their terms.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2015

(Unaudited and dollars in thousands, except share and per share amounts)

As of June 30, 2015, our subsidiary, RAIT 2014-FL2 Trust, or RAIT FL 2, had $185,572 of total collateral at par value. RAIT FL2 had classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $150,558 to investors. We currently own the unrated classes of junior notes, including a class with an aggregate principal balance of $35,014, and the equity, or the retained interests, of RAIT FL2. RAIT FL2 does not have OC triggers or IC triggers.

As of June 30, 2015, our subsidiary, RAIT 2014-FL3 Trust, or RAIT FL 3, had $216,293 of total collateral at par value. RAIT FL3 had classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $177,797 to investors. We currently own the unrated classes of junior notes, including a class with an aggregate principal balance of $38,496, and the equity, or the retained interests, of RAIT FL3. RAIT FL3 does not have OC triggers or IC triggers.

As of June 30, 2015, our subsidiary, RAIT 2015-FL4 Trust, or RAIT FL 4, had $219,284 of total collateral at par value. RAIT FL4 had classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $181,215 to investors. We currently own the unrated classes of junior notes, including a class with an aggregate principal balance of $38,069, and the equity, or the retained interests, of RAIT FL4. RAIT FL4 does not have OC triggers or IC triggers. We closed RAIT FL4 on May 22, 2015.

Loans payable on real estate. As of June 30, 2015 and December 31, 2014, we had $639,493 and $641,874, respectively, of other indebtedness outstanding relating to loans payable on consolidated real estate. These loans are secured by specific consolidated real estate and commercial loans included in our consolidated balance sheets.

During the six-month period ended June 30, 2015, IRT obtained two first mortgages on its investment in real estate from third party lenders that have a total aggregate principal balance of $43,427, a maturity dates ranging from February 2025 to May 2025, and have interest rates ranging from 3.2% to 3.4%.

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

Interest Rate Swaps

We have entered into various interest rate swap contracts to hedge interest rate exposure on floating rate indebtedness. We designate interest rate hedge agreements at inception and determine whether or not the interest rate hedge agreement is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. At designation, certain of these interest rate swaps had a fair value not equal to zero. However, we concluded, at designation, that these hedging arrangements were highly effective during their term using regression analysis and determined that the hypothetical derivative method would be used in measuring any ineffectiveness. At each reporting period, we update our regression analysis and, as of June 30, 2015, we concluded that these hedging arrangements were highly effective during their remaining term and used the hypothetical derivative method in measuring the ineffective portions of these hedging arrangements.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2015

(Unaudited and dollars in thousands, except share and per share amounts)

The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments as of June 30, 2015 and December 31, 2014:

	As of June 30, 2015			As of December 31, 2014
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges:
Interest rate swaps	$381,286	$278	$(12,154)	$496,025	$—	$(20,695)

Net fair value	$381,286	$278	$(12,154)	$496,025	$—	$(20,695)

During the period July 1, 2015 through December 31, 2015, interest rate swap agreements relating to RAIT I and RAIT II with a notional amount of $83,641 and a weighted average strike rate of 5.1% as of June 30, 2015, will terminate in accordance with their terms.

For interest rate swaps that are considered effective hedges, we reclassified realized losses of $4,398 and $7,243, respectively, to earnings for the three-month periods ended June 30, 2015 and 2014 and $9,365 and $14,780 for the six-month periods ended June 30, 2015 and 2014.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2015

(Unaudited and dollars in thousands, except share and per share amounts)

The following table summarizes the carrying amount and the fair value of our financial instruments as of June 30, 2015:

Financial Instrument	Carrying Amount	Estimated Fair Value
Assets
Commercial mortgages, mezzanine loans, other loans and preferred equity interests, net	$1,493,746	$1,448,755
Cash and cash equivalents	104,772	104,772
Restricted cash	179,878	179,878
Derivative assets	278	278
Liabilities
Recourse indebtedness:
7.0% convertible senior notes	33,658	36,882
4.0% convertible senior notes	135,752	120,480
7.625% senior notes	60,000	55,440
7.125% senior notes	71,905	71,330
Secured credit facilities	14,848	14,848
Junior subordinated notes, at fair value	12,866	12,866
Junior subordinated notes, at amortized cost	25,100	14,107
CMBS facilities	77,742	77,742
Senior secured notes	65,559	75,777
Non-recourse indebtedness:
CDO notes payable, at amortized cost	986,891	807,995
CMBS securitizations	536,796	536,528
Loans payable on real estate	640,411	667,791
Derivative liabilities	12,154	12,154

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2015

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

Fair Value Measurements

The following tables summarize information about our assets and liabilities measured at fair value on a recurring basis as of June 30, 2015, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (a)	Balance of June 30, 2015
Available-for-sale securities	$—	$—	$—	$—
Security-related receivables
Unsecured REIT note receivables	—	—	—	—
CMBS receivables	—	—	—	—
Other securities	—	—	—	—
Derivative assets	—	278	—	278

Total assets	$—	$278	$—	$278

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2015

(Unaudited and dollars in thousands, except share and per share amounts)

Liabilities:	Quoted Prices in Active Markets for Identical Assets (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (a)	Balance of June 30, 2015
Junior subordinated notes, at fair value	$—	$—	$12,866	$12,866
Derivative liabilities	—	12,154	—	12,154
Warrants and investor SARs	—	—	22,181	22,181

Total liabilities	$—	$12,154	$35,047	$47,201

(a)	During the six-month period ended June 30, 2015, there were no transfers between Level 1 and Level 2, nor were there any transfers into and out of Level 3.

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

As of June 30, 2015

(Unaudited and dollars in thousands, except share and per share amounts)

The following tables summarize additional information about liabilities that are measured at fair value on a recurring basis for which we have utilized level 3 inputs to determine fair value for the three-month period ended June 30, 2015:

Liabilities	Warrants and investor SARs	Junior Subordinated Notes, at Fair Value	Total Level 3 Liabilities
Balance, as of December 31, 2014	$35,384	$13,102	$48,486
Change in fair value of financial instruments	(13,203)	(236)	(13,439)
Purchases	—	—	—
Sales	—	—	—
Principal repayments	—	—	—

Balance, as of June 30, 2015	$22,181	$12,866	$35,047

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

				Fair Value Measurement
	Carrying Amount as of June 30, 2015	Estimated Fair Value as of June 30, 2015	Valuation Technique	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Commercial mortgages, mezzanine loans and other loans	$1,493,746	$1,448,755	Discounted cash flows	$—	$—	$1,448,755
7.0% convertible senior notes	33,658	36,882	Trading price	36,882	—	—
4.0% convertible senior notes	135,752	120,480	Trading price	120,480	—	—
7.625% senior notes	60,000	55,440	Trading price	55,440	—	—
7.125% senior notes	71,905	71,330	Trading price	71,330	—	—
Senior Secured Notes	65,559	75,777	Discounted cash flows	—	—	75,777
Junior subordinated notes, at amortized cost	25,100	14,107	Discounted cash flows	—	—	14,107
CDO notes payable, at amortized cost	986,891	807,995	Trading price	807,995	—	—
CMBS securitization	536,796	536,528	Trading price	536,528	—	—
Loans payable on real estate	640,411	667,791	Discounted cash flows	—	—	667,791

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2015

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

Change in Fair Value of Financial Instruments

The following table summarizes realized and unrealized gains and losses on assets and liabilities for which we elected the fair value option of FASB ASC Topic 825, “Financial Instruments” and derivatives as reported in change in fair value of financial instruments in the accompanying consolidated statements of operations:

	For the Three-Month Periods Ended June 30		For the Six-Month Periods Ended June 30
Description	2015	2014	2015	2014
Change in fair value of trading securities and security- related receivables	$—	$2,132	$(173)	$8,574
Change in fair value of CDO notes payable and trust preferred obligations	316	(18,937)	236	(49,333)
Change in fair value of derivatives	1,627	(7,484)	(420)	(11,711)
Change in fair value of warrants and investor SARs	6,413	(782)	13,203	3,260

Change in fair value of financial instruments	$8,356	$(25,071)	$12,846	$(49,210)

The changes in the fair value for the trading securities and security-related receivables, CDO notes payable, and other liabilities for which the fair value option was elected for the three-month and six-month periods ended June 30, 2015 and 2014 was primarily attributable to changes in instrument specific credit risks. The changes in the fair value of the CDO notes payable for which the fair value option was elected was due to required repayments at par of senior CDO notes due of OC failures when the CDO notes being repaid have a fair value of less than par. The changes in the fair value of derivatives for which the fair value option was elected for the three-month and six-month periods ended June 30, 2015 and 2014 was mainly due to changes in interest rates. The change in fair value of the warrants and investor SARs was due to changes in the reference stock price.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2015

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 9: VARIABLE INTEREST ENTITIES

The determination of when to consolidate a VIE is based on the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance together with either the obligation to absorb losses or the right to receive benefits that could be significant to the VIE. We evaluated our investments and determined that, as of June 30, 2015 and December 31, 2014, our consolidated VIEs were: RAIT I, RAIT II, IRT, Willow Grove and Cherry Hill (RAIT VIE Properties). The following table presents the assets and liabilities of our consolidated VIEs as of each respective date.

	As of June 30, 2015
	RAIT Securitizations	IRT	RAIT VIE Properties	Total
Assets
Investments in mortgages and loans, at amortized cost:
Commercial mortgages, mezzanine loans, other loans and preferred equity interests	$1,446,541	$—	$—	$1,446,541
Allowance for losses	421	—	—	421

Total investments in mortgages and loans	1,446,962	—	—	1,446,962
Investments in real estate
Investments in real estate	—	716,582	24,116	740,698
Accumulated depreciation	—	(31,189)	(4,211)	(35,400)

Total investments in real estate	—	685,393	19,905	705,298
Investments in securities and security-related receivables, at fair value	—	—	—	—
Cash and cash equivalents	—	21,568	247	21,815
Restricted cash	13,540	6,335	357	20,232
Accrued interest receivable	74,942	—	—	74,942
Other assets	11,140	6,689	7,197	25,026
Deferred financing costs
Deferred financing costs	26,028	3,807	345	30,180
Accumulated amortization	(21,752)	(815)	(272)	(22,839)

Total deferred financing costs	4,276	2,992	73	7,341
Intangible assets
Intangible assets	—	7,816	—	7,816
Accumulated amortization	—	(7,633)	—	(7,633)

Total intangible assets	—	183	—	183

Total assets	$1,550,860	$723,160	$27,779	$2,301,799

Liabilities and Equity
Indebtedness	$1,228,741	$457,202	$21,206	$1,707,149
Accrued interest payable	584	30	4,057	4,671
Accounts payable and accrued expenses	5	10,922	3,305	14,232
Derivative liabilities	11,553	—	—	11,553
Deferred taxes, borrowers’ escrows and other liabilities	—	3,876	3,458	7,334

Total liabilities	1,240,883	472,030	32,026	1,744,939

Equity:
Shareholders’ equity:
Accumulated other comprehensive income (loss)	(11,605)	—	—	(11,605)
RAIT investment	163,604	80,380	845	244,829
Retained earnings (deficit)	157,978	(28,065)	(5,092)	124,821

Total shareholders’ equity	309,977	52,315	(4,247)	358,045
Noncontrolling Interests	—	198,815	—	198,815

Total liabilities and equity	$1,550,860	$723,160	$27,779	$2,301,799

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2015

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

As of June 30, 2015

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 10: SERIES D PREFERRED SHARES

On October 1, 2012, we entered into a Securities Purchase Agreement, or the purchase agreement, with ARS VI Investor I, LLC, or the investor, an affiliate of Almanac Realty Investors, LLC, or Almanac. During the period from the effective date of the purchase agreement through June 30, 2015, we sold to the investor on a private placement basis in four sales between October 2012 and March 2014 for an aggregate purchase price of $100,000, or the total commitment, the following securities, in the aggregate: (i) 4,000,000 Series D Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share, of RAIT, or the Series D Preferred Shares, (ii) common share purchase warrants, or the warrants, exercisable for 9,931,000 of our common shares, or the common shares (which have subsequently adjusted to 11,014,048 shares as of the date of filing this report), and (iii) common share appreciation rights, or the investor SARs with respect to up to 6,735,667 common shares (which have subsequently adjusted to 7,470,241 shares as of the date of filing this report).

The warrants and investor SARs had an initial strike price of $6.00 per common share, subject to adjustment. As of the filing of this report, the strike price has adjusted to $5.41.

The warrants and investor SARs were both determined to be classified as liabilities and had a combined fair value of $22,181 as of June 30, 2015. The initial fair value of the warrants and investor SARs are recorded as a liability and re-measured at each reporting period until the warrants and investor SARs are settled. Changes in fair value will be recorded in earnings as a component of the change in fair value of financial instruments in the consolidated statement of operations.

The following table summarizes the sales activity of the Series D Preferred Shares from the effective date of the agreement through June 30, 2015:

Aggregate purchase price		$100,000
Initial value of warrants and investor SARs issued to-date	(21,805)
Costs incurred	(6,384)

Total discount		(28,189)
Discount amortization to-date		10,702

Carrying amount of Series D Preferred Shares		$82,513

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

On May 20, 2015, our board of trustees declared a second quarter 2015 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares, $0.5546875 per share on our 8.875% Series C Preferred Shares and $0.4687500 per share on our Series D Preferred Shares. The dividends were paid on June 30, 2015 to holders of record on June 1, 2015 and totaled $6,569.

On July 28, 2015, our board of trustees declared a third quarter 2015 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares, $0.5546875 per share on our 8.875% Series C Preferred Shares and $0.4687500 per share on our Series D Preferred Shares. The dividends will be paid on September 30, 2015 to holders of record on September 1, 2015.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2015

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

With respect to each series of preferred shares, the maximum amount issuable is as follows: 4,000,000 Series A Preferred Shares, 1,000,000 Series B Preferred Shares, and 1,000,000 Series C Preferred Shares. Unless the 2014 Preferred ATM agreement is earlier terminated by MLV or us, the 2014 Preferred ATM agreement automatically terminates upon the issuance and sale of all of the Series A Preferred Shares, Series B Preferred Shares, and Series C Preferred Shares.

During the three- and six-month periods ended June 30, 2015, we issued a total of 528,022 Series A Preferred Shares pursuant to this agreement at a weighted-average price of $23.10 and we received $11,832 of net proceeds. During the three- and six-month periods ended June 30, 2015, we issued a total of 37,161 Series B Preferred Shares pursuant to this agreement at a weighted-average price of $24.26 per share and we received $875 of net proceeds. During the three- and six-month periods ended June 30, 2015, we did not issue any Series C Preferred Shares.

As of June 30, 2015, 2,765,697 Series A Preferred Shares, 962,839 Series B Preferred Shares, and 1,000,000 Series C Preferred Shares remain available for issuance under the 2014 Preferred ATM agreement.

Common Shares

Dividends:

On March 16, 2015, the board of trustees declared a $0.18 dividend on our common shares to holders of record as of April 10, 2015. The dividend was paid on April 30, 2015 and totaled $14,773.

On June 22, 2015, the board of trustees declared a $0.18 dividend on our common shares to holders of record as of July 10, 2015. The dividend was paid on July 31, 2015 and totaled $14,775.

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

On March 31, 2015, the compensation committee adopted a 2015 Annual Incentive Compensation Plan, or the annual cash bonus plan, and made awards to three of our executive officers, or the eligible officers, setting forth the basis on which 2015 target cash bonus awards are earned. In addition, the compensation committee adopted a 2015 Long Term Incentive Plan, or the LTIP, and made awards to the eligible officers setting forth the basis on which the eligible officers could earn equity compensation for the years 2015 through 2018. Pursuant to the LTIP, each eligible officer was granted an initial long term equity award, consisting of both a performance share unit award for a three year performance period and an annual restricted share award vesting over a four year period. Three components of the performance share unit award have market conditions and had grant date fair values of $3.35, $3.26 and $2.17 per share. Both the annual cash bonus plan and the LTIP were adopted pursuant to our 2012 Incentive Award Plan. From the date of adoption through June 30, 2015, we recorded $122 of compensation expense related to the LTIP.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2015

(Unaudited and dollars in thousands, except share and per share amounts)

The total compensation awarded under our new short term annual cash bonus plan is at-risk and tied to pre-determined performance criteria. For 2015, 75% of the target cash bonus awards is payable based on the following objective performance goals and weightings; cash available for distribution per share of 35%, adjusted book value per share of 20% and return on equity at 20%. The amounts are earned based on our annual performance relative to threshold, target and maximum performance goals for these objective measures, with 50% of target incentive opportunity payable based on threshold performance achieved, 100% based on target performance achieved and 150% based on maximum performance achieved. The remaining 25% of the target cash bonus award is based on the achievement of various individual performance criterion that may be earned based on individual performance factors deemed relevant by the compensation committee.

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

Dividend Reinvestment and Share Purchase Plan (DRSPP):

We have a dividend reinvestment and share purchase plan, or DRSPP, under which we registered and reserved for issuance, in the aggregate, 10,500,000 common shares. During the six-month period ended June 30, 2015, we issued a total of 3,689 common shares pursuant to the DRSPP at a weighted-average price of $6.81 per share and we received $25 of net proceeds. As of June 30, 2015, 7,766,850 common shares, in the aggregate, remain available for issuance under the DRSPP.

Capital on Demand™ Sales Agreement (COD):

On November 21, 2012, we entered into a Capital on Demand™ Sales Agreement, or the COD sales agreement, with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we may issue and sell up to 10,000,000 of our common shares from time to time through JonesTrading acting as agent and/or principal, subject to the terms and conditions of the COD sales agreement. Unless the COD sales agreement is earlier terminated by JonesTrading or us, the COD sales agreement automatically terminates upon the issuance and sale of all of the common shares subject to the COD sales agreement. During the six-month period ended June 30, 2015, we did not issue any common shares pursuant to this agreement. As of June 30, 2015, 7,918,919 common shares, in the aggregate, remain available for issuance under the COD sales agreement.

Common Share Public Offering:

On August 5, 2015, we completed an 8,000,000 common share offering at a net price of $5.40 per common share. Our net proceeds were $43,200. In connection with this offering, we have granted the underwriters the right to purchase up to 1,200,000 additional common shares within 30 days after July 31, 2015 at $5.40 per share. We cannot provide any assurance whether the underwriters will exercise this right.

Noncontrolling Interests

On January 29, 2014, IRT completed an underwritten public offering selling 8,050,000 shares of IRT common stock for $8.30 per share raising net proceeds of $62,718. We purchased 1,204,819 shares of common stock in the offering, at the public offering price, for which no underwriting discounts and commissions were paid to the underwriters. On July 21, 2014, IRT completed an underwritten public offering selling 8,050,000 shares of IRT common stock for $9.50 per share raising net proceeds of $72,002. We purchased 300,000 shares of common stock in the offering, at the public offering price, for which no underwriting discounts and commissions were paid to the underwriters. On November 25, 2014, IRT completed an underwritten public offering selling 6,000,000 shares of IRT common stock for $9.60 per share raising net proceeds of $54,648. As of June 30, 2015 and December 31, 2014, we held 7,269,719 shares, respectively, of IRT common stock representing 22.8% and 22.9%, respectively, of the outstanding shares of IRT common stock. We consolidate IRT as it is a VIE and we are the primary beneficiary. See Note 9 for additional disclosures pertaining to VIEs.

On May 11, 2015, IRT entered into a definitive merger agreement to acquire the common stock of Trade Street Residential, Inc. (NASDAQ: TSRE). Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations, Independence Realty Trust, Inc., for further information regarding the merger.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2015

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 12: EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three-month and six-month periods ended June 30, 2015 and 2014:

	For the Three-Month		For the Six-Month
	Periods Ended June 30		Periods Ended June 30
	2015	2014	2015	2014
Net income (loss)	$26,441	$(19,010)	$26,707	$(26,433)
(Income) loss allocated to preferred shares	(8,221)	(7,415)	(16,080)	(13,221)
(Income) loss allocated to noncontrolling interests	736	775	1,232	(583)

Net income (loss) allocable to common shares	$18,956	$(25,650)	$11,859	$(40,237)

Plus: Impact of assumed conversions	$617	$—	$—	$—

Net income (loss) allocable to common shares plus assumed conversions	$19,573	$(25,650)	$11,859	$(40,237)

Weighted-average shares outstanding—Basic	82,150,475	81,778,947	82,115,941	80,636,895
Dilutive securities	7,117,987	—	2,018,099	—

Weighted-average shares outstanding—Diluted	89,268,462	81,778,947	84,134,040	80,636,895

Earnings (loss) per share—Basic:
Earnings (loss) per share—Basic	$0.23	$(0.31)	$0.14	$(0.50)

Earnings (loss) per share—Diluted:
Earnings (loss) per share—Diluted	$0.22	$(0.31)	$0.14	$(0.50)

For the three-month and six-month periods ended June 30, 2015, securities convertible into 15,124,221 and 20,599,422 common shares, respectively, were excluded from the earnings (loss) per share computations because their effect would have been anti-dilutive. For the three-month and six-month periods ended June 30, 2014, securities convertible into 30,602,086 and 30,691,078 common shares, respectively, were excluded from the earnings (loss) per share computations because their effect would have been anti-dilutive.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2015

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 14: SUPPLEMENTAL DISCLOSURE TO STATEMENT OF CASH FLOWS

The following are supplemental disclosures to the statements of cash flows for the six-month periods ended June 30, 2015 and 2014:

	For the Six-Month
	Periods Ended June 30
	2015	2014
Cash paid for interest	$33,918	$17,727
Cash paid (refunds received) for taxes	54	62
Non-cash increase in investments in real estate from conversion of loans	—	28,700
Non-cash increase in non-controlling interest from property acquisition	—	1,986
Non-cash increase (decrease) in indebtedness from conversion to shares or debt extinguishments	—	(2,421)
Non-cash increase in indebtedness from the assumption of debt from property acquisitions	—	111,986
Non-cash increase in other assets from business combination	—	7,302

Also, during the six months ended June 30, 2015, we deconsolidated a real estate property which resulted in a non-cash decrease of $23,897 to investments in real estate, a non-cash increase of $4,791 to investment in mortgages, loans and preferred equity interests, and a non-cash decrease of $18,382 to indebtedness. During the six months ended June 30, 2015, we sold a real estate property whose purchase price was financed by an existing RAIT loan on the property that was assumed by the buyer. This resulted in a non-cash decrease of $15,751 to investments in real estate and a non-cash increase of $18,000 to investment in mortgages, loans and preferred equity interests.

NOTE 15: SEGMENT REPORTING

As a group, our executive officers act as the Chief Operating Decision Maker (“CODM”). The CODM reviews operating results of our reportable segments to make decisions about investments and resources and to assess performance for each of these reportable segments. We conduct our business through the following reportable segments:

•	Our real estate lending, owning and managing segment concentrates on lending, owning and managing commercial real estate assets throughout the United States. The form of our investment may range from first mortgage loans to equity ownership of a commercial real estate property. We manage our investments in-house through our asset management and property management professionals.

•	Our IRT segment concentrates on the ownership of apartment properties in opportunistic markets throughout the United States. As of June 30, 2015, IRT owns properties totaling $716,581 in gross real estate investments, before accumulated depreciation.

•	Our Taberna Securitization segment included the management of three real estate trust preferred securitizations, two of which we consolidated. Up to December 19, 2014, we managed these securitizations and received fees for services provided. On December 19, 2014, we sold these remaining collateral management contracts and deconsolidated the securitizations from our financial statements. The following tables present segment reporting:

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2015

(Unaudited and dollars in thousands, except share and per share amounts)

	Real Estate Lending Owning and Management	IRT	Eliminations (a)	Consolidated
Three-Month Period Ended June 30, 2015:
Net interest margin	$16,766	$—	$(241)	16,525
Rental income	32,661	22,812	—	55,473
Fee and other income	11,835	—	(4,420)	7,415
Provision for losses	2,000	—	—	2,000
Depreciation and amortization expense	11,285	5,720	—	17,005
Operating income	1,406	353	1	1,760
Change in fair value of financial instruments	8,356	—	—	8,356
Income tax benefit (provision)	(715)	—	—	(715)

Net income (loss)	27,396	353	(1,308)	26,441

Six-Month Period Ended June 30, 2015:
Net interest margin	$33,338	$—	$(479)	32,859
Rental income	64,930	44,512	—	109,442
Fee and other income	21,625	—	(8,616)	13,009
Provision for losses	4,000	—	—	4,000
Depreciation and amortization expense	24,264	11,758	—	36,022
Operating income	(1,598)	111	—	(1,487)
Change in fair value of financial instruments	12,846	—	—	12,846
Income tax benefit (provision)	(1,297)	—	—	(1,297)

Net income (loss)	29,213	112	(2,618)	26,707

(a)	The transactions that occur between the reportable segments include advisory and property management services, as well as, providing commercial mortgages on our owned real estate.

	Real Estate Lending Owning and Management	IRT	Taberna	Eliminations (a)	Consolidated
Three-Month Period Ended June 30, 2014:
Net interest margin	$25,075	$—	$8,109	$(6,061)	$27,123
Rental income	27,565	11,649	—	—	39,214
Fee and other income	8,770	—	332	(2,183)	6,919
Provision for losses	1,000	—	—	—	1,000
Depreciation and amortization expense	10,176	3,232	33	—	13,441
Operating income	7,433	(129)	9,085	(2,755)	13,634
Change in fair value of financial instruments	(1,388)	—	(23,683)	—	(25,071)
Income tax benefit (provision)	292	—	(271)	—	21

Net income (loss)	8,106	(128)	(22,941)	(4,047)	(19,010)

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2015

(Unaudited and dollars in thousands, except share and per share amounts)

Six-Month Period Ended June 30, 2014:
Net interest margin	$49,347	$—	$17,305	$(11,749)	$54,903
Rental income	54,606	19,784	—	—	74,390
Fee and other income	14,171	—	616	(3,516)	11,271
Provision for losses	2,000	—	—	—	2,000
Depreciation and amortization expense	20,061	5,355	67	—	25,483
Operating income	12,347	(80)	16,175	(2,986)	25,456
Change in fair value of financial instruments	2,318	—	(51,528)	—	(49,210)
Income tax benefit (provision)	772	—	(512)	—	260

Net income (loss)	19,870	2,807	(43,577)	(5,533)	(26,433)

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

Our implementation of these strategies has contributed to our revenue growth and stable credit performance. During the six-month period ended June 30, 2015, we originated $437.4 million of commercial real estate loans, had conduit loan sales of $223.3 million and CRE loan repayments of $130.5 million, resulting in net loan growth of $83.6 million. Our rental income increased due to the acquisition of 29 properties since December 31, 2013 and improving occupancy and rental rates in our historical portfolio. Improving occupancy and rental rates in our historical portfolio also increased our rental income and net operating income. Our cash available for distribution, a non-GAAP financial measure, for the six-month period ended June 30, 2015 increased to $0.56 per common share, including $0.16 per share of gains from property sales, from $0.46 per common share for the comparable period in 2014. See “Non-GAAP Financial Measures” below for further disclosure regarding cash available for distribution.

We generated GAAP net income allocable to common shares of $11.9 million, or $0.14 per common share-diluted, during the six-month period ended June 30, 2015.

For the six-month period ended June 30, 2015, the net change in fair value of financial instruments increased net income by $12.8 million. This increase was comprised of a non-cash mark to market increase in the fair value of warrants and SARs we have issued to the investor, partially offset by decreases in the fair value of other financial instruments we hold.

Key Statistics

Set forth below are key statistics relating to our business through June 30, 2015 (dollars in thousands, except per share data):

	As of or For the Three-Month Periods Ended
	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Financial Statistics:
Total revenue	$79,413	$75,897	$73,857	$75,293	$73,256
Earnings (loss) per share, diluted	$0.22	$(0.09)	$(3.11)	$(0.28)	$(0.31)
Funds from operations per share	$0.15	$0.05	$(2.97)	$(0.17)	$(0.20)
Cash available for distribution per share,	$0.37	$0.19	$0.26	$— (f)	$0.24
Common dividend declared per share	$0.18	$0.18	$0.18	$0.18	$0.18
Assets under management	$4,764,259	$4,607,413	$4,485,525	$5,417,579	$5,266,296
Commercial Real Estate (“CRE”) Loan Portfolio (a):
Reported CRE Loans—unpaid principal	$1,524,159	$1,518,969	$1,409,254	$1,369,138	$1,325,748
Non-accrual loans—unpaid principal	$24,851	$24,851	$25,281	$40,741	$30,269
Non-accrual loans as a % of reported loans	1.6%	1.6%	1.8%	3.0%	2.3%
Reserve for losses	$12,796	$10,797	$9,218	$15,662	$15,336
Reserves as a % of non-accrual loans	51.5%	43.4%	36.5%	38.4%	50.7%
Provision for losses	$2,000	$2,000	$2,000	$1,500	$1,000
CRE Property Portfolio:
Reported investments in real estate, net (b)	$1,605,316	$1,658,659	$1,671,971	$1,400,715	$1,268,769
Net operating income (b)	$29,116	$27,990	$23,148	$20,932	$19,524
Number of properties owned (b)	87	89	89	80	74
RAIT Multifamily units owned	5,911	7,043	7,043	7,043	7,043
IRT Multifamily units owned	9,055	8,819	8,819	6,473	5,345
Office square feet owned	2,498,803	2,498,803	2,498,803	2,286,284	2,248,321
Retail square feet owned	1,378,171	1,378,171	1,356,487	1,356,487	986,427
Redevelopment square feet owned	436,719	435,307	434,482	434,482	434,482
Acres of land owned	21.92	21.92	21.92	21.92	21.92
Average physical occupancy data:
RAIT Multifamily properties	93.3%	93.5%	92.0%	92.8%	92.7%
IRT Multifamily properties	92.5%	94.0%	92.7%	92.6%	93.1%
Office properties	77.7%	75.0%	75.6%	75.0%	74.3%
Retail properties (f)	69.1%	70.4%	70.5%	71.1%	62.1%
Average effective rent per unit/square foot (c)
RAIT Multifamily (d)	$834	$817	$785	$783	$773
IRT Multifamily (d)	$840	$824	$789	$789	$765
Office (e)	$21.44	$21.01	$21.53	$19.64	$20.10
Retail (e) (f)	$15.30	$14.53	$15.11	$14.11	$13.82

(a)	CRE Loan Portfolio includes commercial mortgages, mezzanine loans, and preferred equity interests only and does not include other loans. See Note 3—“Investments in Loans” in the Notes to Consolidated Financial Statements for information relating to all loans held by us.
(b)	Includes 31 apartment properties owned by IRT and a book value of $685.4 million as of June 30, 2015.
(c)	Based on properties owned as of June 30, 2015.
(d)	Average effective rent is rent per unit per month.
(e)	Average effective rent is rent per square foot per year.
(f)	Excludes Murrels Retail, a retail property in re-development with an occupancy of 52.5% and average effective rent per square foot of $9.93 for the quarter ended June 30, 2015.

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

Our Investment Portfolio

Our consolidated investment portfolio is currently comprised of the following asset classes:

Commercial mortgages, mezzanine loans, and preferred equity interests. We originate and own senior long-term conduit mortgage loans, short-term bridge loans, subordinated, or “mezzanine,” financing and preferred equity interests. These assets are in most cases “non-recourse” or limited recourse loans secured by commercial real estate assets or real estate entities. This means that we look primarily to the assets securing the loan for repayment, subject to certain standard exceptions. We originate loans that are eligible to be sold to securitizations issuing commercial mortgage backed securities, or CMBS, which we refer to as conduit loans. We may from time to time acquire existing commercial real estate loans from third parties who have originated such loans, including banks, other institutional lenders or third-party investors. Where possible, we seek to maintain direct lending relationships with borrowers, as opposed to investing in loans controlled by third party lenders.

The tables below describe certain characteristics of our commercial mortgages, mezzanine loans, and preferred equity interests as of June 30, 2015 (dollars in thousands):

	Carrying Value	Weighted- Average Coupon	Range of Maturities	Number of Loans
Commercial Real Estate (CRE) Loans
Commercial mortgages	$1,267,726	5.3%	Sep. 2015 to Jan. 2029	108
Mezzanine loans	201,670	9.8%	Jul. 2015 to May. 2025	62
Preferred equity interests	36,976	7.3%	Feb. 2016 to Aug. 2033	9

Total investments in loans	$1,506,372	6.0%		179

During the six-month period ended June 30, 2015, we originated $437.4 million of commercial real estate loans, had conduit loan sales of $223.3 million and CRE loan repayments of $130.5 million, resulting in net loan growth of $83.6 million.

The charts below describe the property types and the geographic breakdown of our commercial mortgages, mezzanine loans, other loans, and preferred equity interests as of June 30, 2015:

(a)	Based on carrying amount.

Investments in real estate. We invest in real estate properties, primarily multi-family properties, throughout the United States. The table below describes certain characteristics of our investments in real estate as of June 30, 2015 (dollars in thousands):

	Investments in Real Estate (a)	Average Physical Occupancy	Units/ Square Feet/ Acres	Number of Properties
RAIT Multi-family real estate properties	$517,475	93.3%	5,911	25
IRT Multi-family real estate properties	$716,581	92.5%	9,055	31
Office real estate properties	364,077	77.7%	2,498,803	15
Retail real estate properties	133,471	69.1%	1,814,890	6
Parcels of land	52,284	N/A	21.9	10

Total	$1,783,888			87

The charts below describe the property types and the geographic breakdown of our investments in real estate as of June 30, 2015:

(a)	Based on book value.

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

As of June 30, 2015, we have sponsored six securitizations with varying amounts of retained or residual interests held by us which we consolidate in our financial statements as follows: RAIT I, RAIT II, RAIT 2013-FL1 Trust, or RAIT FL1, RAIT 2014-FL2 Trust, or RAIT FL2, RAIT 2014-FL3 Trust, or RAIT FL3 and RAIT 2014-FL4 Trust, or RAIT FL4. We refer to RAIT FL1, RAIT FL2, RAIT FL3 and RAIT FL4 as the FL securitizations. The assets and liabilities of these securitizations are presented at amortized cost in our consolidated financial statements. We originated substantially all of the loans collateralizing RAIT I, RAIT II and the FL securitizations. We serve as the collateral manager, servicer and special servicer on RAIT I and RAIT II and as servicer and special servicer for each of the FL securitizations.

Securitization Performance. RAIT I and RAIT II contain interest coverage triggers, or IC triggers, and over collateralization triggers, or OC triggers, which must be met in order for us to receive our subordinated management fees and our lower-rated debt or residual equity returns. If the IC triggers or OC triggers are not met in a given period, then the cash flows are redirected from lower rated tranches and used to repay the principal amounts to the senior tranches of CDO notes payable. These conditions and the re-direction of cash flow continue until the triggers are met by curing the underlying payment defaults, paying down the CDO notes payable or other actions permitted under the relevant securitization indenture. As of the most recent payment information, all applicable IC triggers and OC triggers are being met for our two commercial real estate securitizations, RAIT I and RAIT II, and we are receiving all of our management fees, interest and residual returns from these securitizations. The FL securitizations do not have IC triggers and OC triggers.

We expect repayment of the loans collateralizing RAIT I and RAIT II outside their contractual maturities to increase in 2015 through 2019. We expect this will reduce our returns from these securitizations and we will evaluate alternative strategies seeking to replace these returns. We expect to undertake a similar evaluation for any securitization we sponsor as the notes issued by such securitization approach their respective weighted average lives.

A summary of the investments in our consolidated securitizations as of the most recent payment information is as follows:

•	RAIT I—RAIT I has $843.3 million of total collateral at par value, of which $18.2 million is defaulted. The current overcollateralization, or OC, test is passing at 129.6% with an OC trigger of 116.2%. We currently own $67.0 million of the securities that were originally rated investment grade and $200.0 million of the non-investment grade securities issued by this securitization. We are currently receiving all distributions required by the terms of our retained interests in this securitization and are receiving all of our collateral management fees. We pledged $32.4 million of the securities we own issued by RAIT I as collateral for a senior secured note we issued.

•	RAIT II—RAIT II has $667.1 million of total collateral at par value, of which $19.5 million is defaulted. The current OC test is passing at 122.9% with an OC trigger of 111.7%. We currently own $108.5 million of the securities that were originally rated investment grade and $140.7 million of the non-investment grade securities issued by this securitization. We are currently receiving all distributions required by the terms of our retained interests in this securitization and are receiving all of our collateral management fees. We pledged $77.2 million of the securities we own issued by RAIT II as collateral for a senior secured note we issued.

•	RAIT FL1—RAIT FL1 has $55.0 million of total collateral at par value, of which there is no collateral that is in default. RAIT FL1 does not have OC triggers or IC triggers. RAIT FL1, has classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $21.2 million to investors. We currently own the unrated classes of junior notes, including a class with an aggregate principal balance of $33.8 million, and the equity, or the retained interests, of RAIT FL1. It should be noted that this most recent payment information includes collateral repayments of $6.6 million which have yet to be passed through to investors. We are evaluating whether or not to redeem the current aggregate principal balance outstanding of the investment grade senior notes issued by RAIT FL1 in accordance with their terms.

•	RAIT FL2—RAIT FL2 has $185.6 million of total collateral at par value, of which there is no collateral that is in default. RAIT FL2 does not have OC triggers or IC triggers. RAIT FL2, has classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $145.4 million to investors. We currently own the unrated classes of junior notes, including a class with an aggregate principal balance of $40.2 million, and the equity, or the retained interests, of RAIT FL2. It should be noted that this most recent payment information includes a collateral repayment of $5.2 million which has yet to be passed through to investors.

•	RAIT FL3—RAIT FL3 has $216.1 million of total collateral at par value, of which there is no collateral that is in default. RAIT FL3 does not have OC triggers or IC triggers. RAIT FL3, has classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $177.8 million to investors. We currently own the unrated classes of junior notes, including a class with an aggregate principal balance of $37.4 million, and the equity, or the retained interests, of RAIT FL3.

•	RAIT FL4—RAIT FL4 has $219.3 million of total collateral at par value, of which there is no collateral that is in default. This excludes an additional $3.8 million of collateral related to a loan that is expected to close during the third quarter of 2015. RAIT FL4 does not have OC triggers or IC triggers. RAIT FL4, has classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $177.9 million. We currently own the unrated classes of junior notes, including a class with an aggregate principal balance of $41.4 million, and the equity, or the retained interests, of RAIT FL4.

Independence Realty Trust, Inc.

IRT common stock trades on the NYSE MKT under the symbol “IRT” with a closing price of $7.94 as of August 6, 2015. We currently hold 7,269,719 shares of IRT common stock representing 22.8% percent of the outstanding shares of IRT common stock as of August 6, 2015. We continue to consolidate IRT in our financial results as of June 30, 2015. For the six-month period ended June 30, 2015, we reflected IRT’s operating results in our financial results, including $0.1 million of net income. As of June 30, 2015, IRT owned 31 multi-family properties with 9,055 units and a book value of $685.4 million which were reflected on our balance sheet. For the six-month period ended June 30, 2015, we earned $1.2 million of fees from IRT under our advisory agreement with IRT and received $1.3 million of distributions declared on our IRT common stock, both of which are eliminated in consolidation. We characterize IRT as one of our operating segments and break out its financial performance in our financial statements.

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

On May 11, 2015, IRT entered into a definitive merger agreement, or the IRT TRSE merger agreement, to acquire the common stock of Trade Street Residential, Inc., or TSRE. IRT has disclosed that, upon completion of the merger, or the IRT TRSE merger, contemplated by the IRT TRSE merger agreement, it expects to have over $1.4 billion of total capitalization and 50 properties with 14,044 units which IRT expects will provide it with enhanced scale, improved portfolio quality, accelerated market penetration and immediate financial benefit. By October 1, 2015, RAIT and IRT intend to amend the advisory agreement between IRT and the RAIT subsidiary serving as IRT’s external advisor such that the advisor will receive (i) a quarterly base management fee of 0.375% of IRT’s cumulative equity raised and (ii) a quarterly incentive fee equal to 20% of Core FFO, as defined in the advisory agreement, in excess of $0.20 per share. The amendment to the advisory agreement would also extend the term of the advisory agreement until 2020. We expect the IRT TRSE merger to benefit us through our ownership of IRT common stock, increased assets under management, and, though our advisory agreement with IRT will reflect a lower fee rate, due to the large increase in portfolio size, increased advisory fees from IRT. IRT and TRSE have scheduled special meetings of their respective shareholders on September 15, 2015. We expect that the IRT TRSE Merger will be completed shortly after they receive approval of their respective shareholders and the satisfaction or waiver of closing conditions set forth in the IRT TRSE merger agreement.

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

The table below summarizes our AUM as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	AUM as of June 30, 2015	AUM as of December 31, 2014
Commercial real estate loan portfolio (1)	$1,516,740	$1,409,254
Investments in real estate (2)	1,783,888	1,840,451
Property management (3)	1,463,631	1,235,820

Total	$4,764,259	$4,485,525

(1)	As of June 30, 2015 and December 31, 2014, our commercial real estate loan portfolio was comprised of $658.8 million and $671.7 million, respectively, of assets collateralizing RAIT I and RAIT II and $182.9 million and $246.7 million, respectively, of commercial mortgages, mezzanine loans and preferred equity interests that were not securitized. As of June 30, 2015 and December 31, 2014, our commercial real estate loan portfolio was also comprised of $55.0 million and $79.6 million, respectively, of assets collateralizing RAIT FL1, $185.6 million and $196.1 million of assets collateralizing RAIT FL2, $215.2 million and $215.2 million of assets collateralizing RAIT FL3 and $219.3 million and $0 million of assets collateralizing RAIT FL4.
(2)	As of June 30, 2015 and December 31, 2014, includes $716.6 million and $689.1 million, respectively, of investments in real estate of IRT.

(3)	In the fourth quarter of 2013, we exercised our rights under a preferred equity investment we had made in Urban Retail Properties, LLC, or Urban Retail, to assume control of Urban Retail. We completed our acquisition of the equity of Urban Retail in March 2014. Urban Retail manages 67 properties representing 20,178,302 square feet in 25 states as of June 30, 2015. In addition, on July 1, 2015 we exercised our rights under the operating agreement for our subsidiary, RAIT Residential, to acquire the 25% of its equity held by unaffiliated investors making RAIT Residential our wholly owned subsidiary. RAIT Residential provides property management services to apartment properties, including IRT’s properties.

Non-GAAP Financial Measures

Cash Available for Distribution

Cash available for distribution, or CAD, is a non-GAAP financial measure. We believe that CAD provides investors and management with a meaningful indicator of operating performance. Management also uses CAD, among other measures, to evaluate profitability and our board of trustees considers CAD in determining our quarterly cash distributions. We also believe that CAD is useful because it adjusts for a variety of noncash items (such as depreciation and amortization, equity-based compensation, realized non-cash gain (loss) on assets, provision for loan losses and non-cash interest income and expense items). Furthermore, CAD removes the effect of our previous consolidation of the legacy securitizations, T8 and T9, which we deconsolidated as part of our exit of the Taberna business in December 2014.

We calculate CAD by subtracting from or adding to net income (loss) attributable to common shareholders the following items: depreciation and amortization items including depreciation and amortization, straight-line rental income or expense, amortization of in place leases, amortization of deferred financing costs, amortization of discount on financings and equity-based compensation; changes in the fair value of our financial instruments; realized noncash gain (loss) on assets and other; provision for loan losses; impairment on depreciable property; acquisition gains or losses and transaction costs; certain fee income eliminated in consolidation that is attributable to third parties; and one-time events pursuant to changes in U.S. GAAP and certain other non-routine items.

CAD should not be considered as an alternative to net income (loss) or cash generated from operating activities, determined in accordance with U.S. GAAP, as an indicator of operating performance. For example, CAD does not adjust for the accrual of income and expenses that may not be received or paid in cash during the associated periods. Please refer to our consolidated financial statements prepared in accordance with U.S. GAAP in Part I, Item 1. In addition, our methodology for calculating CAD may differ from the methodologies used by other comparable companies, including other REITs, when calculating the same or similar supplemental financial measures and may not be comparable with these companies.

Set forth below is a reconciliation of CAD to GAAP net income (loss) allocable to common shares for the three-month periods ended June 30, 2015 and 2014 (dollars in thousands, except share information):

	For the Three-Month Period Ended June 30, 2015		For the Three-Month Period Ended June 30, 2014
	Amount	Per Share (1)	Amount	Per Share (2)
Cash Available for Distribution:
Net income (loss) allocable to common shares	$18,956	$0.23	$(25,650)	$(0.31)
Adjustments:
Depreciation and amortization expense	17,005	0.21	13,441	0.16
Change in fair value of financial instruments	(8,356)	(0.10)	25,071	0.32
(Gains) losses on assets	(4,196)	(0.05)	7,599	0.09
(Gains) losses on extinguishment of debt	—	—	—	—
Taberna VIII and Taberna IX securitizations, net effect	—	—	(7,028)	(0.09)
Straight-line rental adjustments	23	0.00	24	—
Share-based compensation	1,046	0.01	1,180	0.01
Origination fees and other deferred items	8,253	0.10	5,181	0.06
Provision for losses	2,000	0.02	1,000	0.01
Noncontrolling interest effect of certain adjustments	(4,421)	(0.05)	(1,095)	(0.01)

Cash Available for Distribution	$30,310	$0.37	$19,723	$0.24

(1)	Based on 82,150,475 weighted-average shares outstanding for the three-month period ended June 30, 2015.
(2)	Based on 81,778,947 weighted-average shares outstanding for the three-month period ended June 30, 2014.

Set forth below is a reconciliation of CAD to net income (loss) allocable to common shares for the six-month periods ended June 30, 2015 and 2014 (dollars in thousands, except share information):

	For the Six-Month Period Ended June 30, 2015		For the Six-Month Period Ended June 30, 2014
	Amount	Per Share (1)	Amount	Per Share (2)
Cash Available for Distribution:
Net income (loss) allocable to common shares	$11,859	$0.14	$(40,237)	$(0.50)
Adjustments:
Depreciation and amortization expense	36,022	0.45	25,483	0.32
Change in fair value of financial instruments	(12,846)	(0.16)	49,210	0.61
(Gains) losses on assets	(3,371)	(0.04)	5,375	0.07
(Gains) losses on extinguishment of debt	—	—	(2,421)	(0.03)
Taberna VIII and Taberna IX securitizations, net effect	—	—	(14,088)	(0.18)
Straight-line rental adjustments	25	0.00	(91)	—
Share-based compensation	2,394	0.03	2,629	0.03
Origination fees and other deferred items	16,636	0.20	9,732	0.12
Provision for losses	4,000	0.05	2,000	0.03
Noncontrolling interest effect of certain adjustments	(9,134)	(0.11)	(635)	(0.01)

Cash Available for Distribution	$45,585	$0.56	$36,957	$0.46

(1)	Based on 82,115,941 weighted-average shares outstanding for the six-month period ended June 30, 2015.
(2)	Based on 80,636,895 weighted-average shares outstanding for the six-month period ended June 30, 2014.

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

Set forth below is a reconciliation of FFO to net income (loss) allocable to common shares for the three-month periods ended June 30, 2015 and 2014 (dollars in thousands, except share information):

	For the Three-Month Period Ended June 30, 2015		For the Three-Month Period Ended June 30, 2014
	Amount	Per Share (1)	Amount	Per Share (2)
Funds From Operations:
Net income (loss) allocable to common shares	$18,956	$0.23	$(25,650)	$(0.31)
Adjustments:
Real estate depreciation and amortization	10,246	0.12	9,315	0.11
(Gains) losses on the sale of real estate	(17,281)	(0.20)	—	—

Funds From Operations	$11,921	$0.15	$(16,335)	$(0.20)

(1)	Based on 82,150,475 weighted-average shares outstanding for the three-month period ended June 30, 2015.
(2)	Based on 81,778,947 weighted-average shares outstanding for the three-month period ended June 30, 2014.

Set forth below is a reconciliation of FFO to net income (loss) allocable to common shares for the six-month periods ended June 30, 2015 and 2014 (dollars in thousands, except share information):

	For the Six-Month Period Ended June 30, 2015		For the Six-Month Period Ended June 30, 2014
	Amount	Per Share (1)	Amount	Per Share (2)
Funds From Operations:
Net income (loss) allocable to common shares	$11,859	$0.14	$(40,237)	$(0.50)
Adjustments:
Real estate depreciation and amortization	21,444	0.26	18,134	0.23
(Gains) losses on the sale of real estate	(17,281)	(0.20)	321	—

Funds From Operations	$16,022)	$0.20	$(21,782)	$(0.27)

(1)	Based on 82,115,941 weighted-average shares outstanding for the six-month period ended June 30, 2015.
(2)	Based on 80,636,895 weighted-average shares outstanding for the six-month period ended June 30, 2014.

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

Set forth below is a reconciliation of adjusted book value to shareholders’ equity as of June 30, 2015 (dollars in thousands, except share information):

	As of June 30, 2015
	Amount	Per Share (1)
Total shareholders’ equity	$378,956	$4.57
Liquidation value of preferred shares characterized as equity (2)	(231,733)	(2.80)

Book value	147,223	1.77
Adjustments:
RAIT I and RAIT II derivative liabilities	12,154	0.15
Change in fair value for warrants and investor SARs	22,181	0.27
Accumulated depreciation and amortization	263,464	3.17
Valuation of recurring collateral and property management fees	75,106	0.91

Total adjustments	372,905	4.50

Adjusted book value	$520,128	$6.27

(1)	Based on 82,895,723 common shares outstanding as of June 30, 2015.
(2)	Based on 5,303,591 Series A preferred shares, 2,325,626 Series B preferred shares, and 1,640,100 Series C preferred shares outstanding as of June 30, 2015, all of which have a liquidation preference of $25.00 per share.

Results of Operations

Three-Month Period Ended June 30, 2015 Compared to the Three-Month Period Ended June 30, 2014

Revenue

Net interest margin. Net interest margin decreased $10.6 million to $16.5 million for the three-month period ended June 30, 2015 from $27.1 million for the three-month period ended June 30, 2014. Investment interest income decreased $5.4 million as a result of our exit from the Taberna business in December 2014 and $4.3 million as a result of non-routine items including our acquisition of Urban, the conversion of certain loans to real estate owned property and the removal of certain loans from non-accrual status. Investment interest expense increased $2.1 million related to the RAIT FL3 securitization issued in October 2014 and the RAIT FL4 securitization issued in May 2015. This was partially offset by $0.9 million of reduced interest rate hedging costs from the expiration of interest rate swap agreements associated with our consolidated RAIT I and RAIT II securitizations and $0.1 million of reduced interest expense from repurchases and repayments of our CDO notes payable.

Rental income. Rental income increased $16.3 million to $55.5 million for the three-month period ended June 30, 2015 from $39.2 million for the three-month period ended June 30, 2014. The increase is attributable to $14.0 million of rental income from 16 new properties acquired or consolidated since June 30, 2014 and three properties acquired during the second quarter of 2014 as well as $2.3 million of rental income from improved occupancy and rental rates in 2015 as compared to 2014 at our other properties.

Fee and other income. Fee and other income increased $0.5 million to $7.4 million for the three-month period ended June 30, 2015 from $6.9 million for the three-month period ended June 30, 2014. The increase is primarily attributable to $0.3 million of increased conduit fee income generated during the three-month period ended June 30, 2015 as compared to the same period in 2014 as our conduit lending operations continue to grow and disposition fee earned by our property management operations. This was partially offset by a $0.5 million decrease in property management fees as leasing commissions earned during the three-month period ended June 30, 2015 declined as compared to the same period in 2014.

Expenses

Interest expense. Interest expense increased $6.5 million to $19.7 million for the three-month period ended June 30, 2015 from $13.2 million for the three-month period ended June 30, 2014. The increase is primarily attributable to $3.6 million of additional interest expense on our loans payable on real estate resulting from the financing of properties we acquired since June 30, 2014, $0.2 million from the 7.625% senior notes issued April 2014, $1.3 million from the 7.125% senior notes issued in August 2014 and $1.3 million related to our senior secured notes.

Real estate operating expense. Real estate operating expense increased $6.7 million to $26.4 million for the three-month period ended June 30, 2015 from $19.7 million for the three-month period ended June 30, 2014. The increase is attributable to $6.7 million of real estate operating expense from 16 new properties acquired or consolidated since June 30, 2014 and three properties acquired during the second quarter of 2014.

Compensation expense. Compensation expense decreased $0.8 million to $6.6 million for the three-month period ended June 30, 2015 from $7.4 million for the three-month period ended June 30, 2014. This decrease was primarily attributable to lower bonus accruals and salary costs for the three-month period ended June 30, 2015 as compared to the three-month period ended June 30, 2014, which was partially offset by a decrease in the capitalization of salaries.

General and administrative expense. General and administrative expense increased $0.4 million to $5.1 million for the three-month period ended June 30, 2015 from $4.7 million for the three-month period ended June 30, 2014. This increase was primarily attributable to an increase in professional service fees for the three-month period June 30, 2015 as compared to the same period in 2014.

Depreciation and amortization expense. Depreciation and amortization expense increased $3.6 million to $17.0 million for the three-month period ended June 30, 2015 from $13.4 million for the three-month period ended June 30, 2014. The increase is attributable to $5.0 million of depreciation expense from 16 new properties acquired or consolidated since June 30, 2014 and three properties acquired during the second quarter of 2014 that were present for the full six-month period ended June 30, 2015. The increase was offset by a decrease of $0.6 million related to three properties that were disposed of after June 30, 2014, a decrease of $0.7 million from our other properties and a decrease in corporate depreciation of $0.1 million.

Other income (expense)

Gains (losses) on assets. During the three-month period ended June 30, 2015, gains (losses) on assets was due to a gain on the disposition of one property. During the three-month period ended June 30, 2014, gains (losses) on assets was substantially due to a loss on sale of asset that resulted from the illiquid nature of the investment.

Change in fair value of financial instruments. During the three-month period ended June 30, 2015, the change in fair value of financial instruments increased our net income by $8.4 million. The fair value adjustments related to the following (dollars in thousands):

Description	For the Three-Month Period Ended June 30, 2015	For the Three-Month Period Ended June 30, 2014
Change in fair value of trading securities and security-related receivables	$—	$2,132
Change in fair value of CDO notes payable and trust preferred obligations	316	(18,937)
Change in fair value of derivatives	1,627	(7,484)
Change in fair value of warrants and investor SARs	6,413	(782)

Change in fair value of financial instruments	$8,356	$(25,071)

The changes in the fair value for the trading securities and security-related receivables, CDO notes payable, and other liabilities for which the fair value option was elected for the three-month periods ended June 30, 2015 and 2014 was primarily attributable to changes in instrument specific credit risks. The changes in the fair value of the CDO notes payable for which the fair value option was elected was also due to required repayments at par of senior CDO notes due to OC failures when the CDO notes being repaid have a fair value of less than par. The changes in the fair value of derivatives for which the fair value option was elected for the three-month periods ended June 30, 2015 and 2014 was mainly due to changes in interest rates. The change in fair value of the warrants and investor SARs was due to changes in the reference stock price.

Six-Month Period Ended June 30, 2015 Compared to the Six-Month Period Ended June 30, 2014

Revenue

Net interest margin. Net interest margin decreased $22.0 million to $32.9 million for the six-month period ended June 30, 2015 from $54.9 million for the six-month period ended June 30, 2014. Investment interest income has decreased $10.5 million as a result of our exit from the Taberna business in December 2014 and $10.4 million of non-routine items including our acquisition of Urban and the removal of certain loans from non-accrual status. The remaining decrease in net interest margin for the six-month period ended June 30, 2015 as compared to the six-month period ended June 30, 2014 is primarily attributable to increased investment interest expense from the RAIT FL3 securitization issued in October 2014 and the RAIT FL4 securitization issued in May 2015.

Rental income. Rental income increased $35.0 million to $109.4 million for the six-month period ended June 30, 2015 from $74.4 million for the six-month period ended June 30, 2014. The increase is attributable to $31.8 million of rental income from 16 new properties acquired or consolidated since June 30, 2014 and 13 properties acquired during the six-month period ended June 30, 2014 and $3.4 million from improved occupancy and rental rates in 2015 as compared to 2014 at our other properties.

Fee and other income. Fee and other income increased $1.7 million to $13.0 million for the six-month period ended June 30, 2015 from $11.3 million for the six-month period ended June 30, 2014. The increase is attributable to $2.1 million of conduit fee income generated during the six-month period ended June 30, 2015 as compared to the same period in 2014 as our conduit lending operations continue to grow. This was partially offset by a $0.4 million decrease in property reimbursement income as there was a reduction in our property management agreements during the six-month period ended June 30, 2015 as compared to the same period in 2014.

Expenses

Interest expense. Interest expense increased $14.6 million to $39.4 million for the six-month period ended June 30, 2015 from $24.8 million for the six-month period ended June 30, 2014. The increase is primarily attributable to $7.9 million of interest expense on our loans payable on real estate resulting from the financing of properties we acquired since June 30, 2014, $1.3 million from the 7.625% senior notes issued April 2014, $2.6 million from the 7.125% senior notes issued in August 2014 and a $2.7 million increase in interest expense related to our senior secured notes.

Real estate operating expense. Real estate operating expense increased $14.5 million to $52.3 million for the six-month period ended June 30, 2015 from $37.8 million for the six-month period ended June 30, 2014. Operating expenses increased $15.0 million primarily due to 16 properties acquired or consolidated since June 30, 2014 and 13 properties acquired during the six-month period ended June 30, 2014. The increase was partially offset by $0.3 million of real estate operating expenses related to three properties that were disposed of after June 30, 2014.

Compensation expense. Compensation expense decreased $3.2 million to $12.7 million for the six-month period ended June 30, 2015 from $15.9 million for the six-month period ended June 30, 2014. This decrease was primarily attributable to lower bonus accruals and salary costs and an increase in the capitalization of salaries for the six-month period ended June 30, 2015 as compared to the six-month period ended June 30, 2014.

General and administrative expense. General and administrative expense increased $2.0 million to $10.5 million for the six-month period ended June 30, 2015 from $8.5 million for the six-month period ended June 30, 2014. This increase was attributable to a $1.6 million increase in professional service fees for the six-month period June 30, 2015 as compared to the same period in 2014, and a $0.4 million increase in insurance expense as our policy premiums have increased.

Depreciation and amortization expense. Depreciation and amortization expense increased $10.5 million to $36.0 million for the six-month period ended June 30, 2015 from $25.5 million for the six-month period ended June 30, 2014. The increase is attributable to $10.3 million of depreciation expense from 16 new properties acquired or consolidated since June 30, 2014.

Other income (expense)

Gains (losses) on assets. During the three-month period ended June 30, 2015, gains (losses) on assets was due to a gain on the disposition of one property. During the six-month period ended June 30, 2014, gains (losses) on assets included a $7.7 million loss on sale of an illiquid asset held by The Taberna VIII and Taberna IX securitizations, a $3.0 million charge off for certain assets that were disposed of and a $0.3 million loss related to the disposition of a real estate property. This was partially offset by a $5.7 million gain on property acquisitions as the fair value of the properties acquired exceeded the purchase price.

Gains (losses) on extinguishment of debt. During the six-month period ended June 30, 2015, we did not extinguish any debt. During the six-month period ended June 30, 2014, gains (losses) on extinguishment of debt is due to the repurchase of $5.8 million principal amount of RAIT I CDO notes from the market for $3.4 million.

Change in fair value of financial instruments. During the six-month period ended June 30, 2015, the change in fair value of financial instruments increased our net income by $12.8 million. The fair value adjustments we recorded were as follows (dollars in thousands):

	For the Six-Month Period Ended June 30,	For the Six-Month Period Ended June 30,
Description	2015	2014
Change in fair value of trading securities and security-related receivables	$(173)	$8,574
Change in fair value of CDO notes payable and trust preferred obligations	236	(49,333)
Change in fair value of derivatives	(420)	(11,711)
Change in fair value of warrants and investor SARs	13,203	3,260

Change in fair value of financial instruments	$12,846	$(49,210)

The changes in the fair value for the trading securities and security-related receivables, CDO notes payable, and other liabilities for which the fair value option was elected for the six-month periods ended June 30, 2015 and 2014 was primarily attributable to changes in instrument specific credit risks. The changes in the fair value of the CDO notes payable for which the fair value option was elected was also due to required repayments at par of senior CDO notes due to OC failures when the CDO notes being repaid have a fair value of less than par. The changes in the fair value of derivatives for which the fair value option was elected for the six-month periods ended June 30, 2015 and 2014 was mainly due to changes in interest rates. The change in fair value of the warrants and investor SARs was due to changes in the reference stock price.

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

Our primary cash requirements are as follows:

•	to make investments and fund the associated costs;

•	to repay our indebtedness, including repurchasing, redeeming or retiring our debt before it becomes due;

•	to pay our expenses, including compensation to our employees;

•	to pay U.S. federal, state, and local taxes of our taxable REIT subsidiaries; and

•	to distribute a minimum of 90% of our REIT taxable income and to make investments in a manner that enables us to maintain our qualification as a REIT.

We intend to meet these liquidity requirements primarily through the following:

•	the use of our cash and cash equivalent balances of $104.8 million as of June 30, 2015;

•	cash generated from operating activities, including net investment income from our investment portfolio, and fee income generated by our commercial real estate platform;

•	proceeds from the sales of assets;

•	proceeds from future borrowings, including our CMBS facilities and loan participations; and

•	proceeds from our July 31, 2015 offering of our common shares and future offerings of our securities, including DRSPP and ATM.

Cash Flows

As of June 30, 2015 and 2014, we maintained cash and cash equivalents of approximately $104.8 million and $75.1 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Six-Month Periods Ended June 30
Description	2015	2014
Cash flow from operating activities	$82,354	$(8,992)
Cash flow from investing activities	(137,641)	(302,158)
Cash flow from financing activities	38,333	297,382

Net change in cash and cash equivalents	(16,954)	(13,768)
Cash and cash equivalents at beginning of period	121,726	88,847

Cash and cash equivalents at end of period	$104,772	$75,079

The cash outflow for investing activities for the six-month period ended June 30, 2015 is substantially due to new investments in loans of $191.9 million which exceeded loan repayments of $130.5 million. We also had cash outflows of $37.5 million due to the acquisition of real estate assets and capital expenditures in our other owned real estate assets, which was partially offset by $20.6 million dollars of sales proceeds on the disposition of real estate assets. These cash outflows were partially offset by the sale proceeds we received from our sale of investment securities totaling $31.2 million for the six-month period ended June 30, 2015. The cash outflow for investing activities for the six-month period ended June 30, 2014 is substantially due to new investments in loans of $297.4 million which exceeded loan repayments of $88.3 million. We also had cash outflows of $133.6 million due to the acquisition of real estate properties and capital expenditures in our owned real estate assets.

Cash flow from operating activities for the six-month period ended June 30, 2015, as compared to the same period in 2014, has increased due to the timing of payments for various accounts payable and accrued liabilities, the timing of conduit loan originations and sales, and an increase in other assets as the size of our portfolio of real estate properties has grown.

The cash inflow from our financing activities during the six-month period ended June 30, 2015 is primarily due to the net proceeds from the proceeds from the RAIT FL4 securitization and borrowings associated with our real estate acquisitions. These cash inflows were partially offset by the outflows from the repayments and repurchases of our CDO notes payable and distributions on preferred shares and common shares during the six-month period ended June 30, 2015.

As a REIT, we evaluate our dividend coverage based on our cash flow from operating activities, excluding the origination and sale of conduit loans and before changes in assets and liabilities. During the six-month period ended June 30, 2015, we paid distributions to our preferred and common shareholders of $42.4 million and generated cash flows from operating activities, before origination and sale of conduit loans and changes in assets and liabilities, of $45.6 million.

Capitalization

Refer to Note 6: Indebtedness and Note 11: Shareholders’ Equity in the Notes to Consolidated Financial Statements for information regarding our capitalization.

Off-Balance Sheet Arrangements and Commitments

There have been no material changes in off-balance sheet arrangements or commitments during the six-month period ended June 30, 2015 from the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2014. Reference is made to Item 7 included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Critical Accounting Estimates and Policies

Our Annual Report on Form 10-K for the year ended December 31, 2014 contains a discussion of our critical accounting policies. On January 1, 2015 we adopted a new accounting pronouncement and revised our accounting policies as described below. See Note 2 in the Notes to Consolidated Financial Statements. Management discusses our critical accounting policies and management’s judgments and estimates with the audit committee of our board of trustees.

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

There have been no material changes in quantitative and qualitative market risks during the six-month period ended June 30, 2015 from the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2014. Reference is made to Item 7A included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Under the supervision of our chief executive officer and chief financial officer and with the participation of our disclosure committee, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon a previously identified material weakness in our internal control over financial reporting, as of December 31, 2014, related to the lack of sufficient qualified resources to ensure appropriate design and operating effectiveness of our internal controls over financial reporting, specifically our reconciliation controls, management review controls and controls over complex transaction and accounting estimates, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at June 30, 2015.

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

Changes in Internal Control Over Financial Reporting

Except as otherwise stated above, there were no changes in our internal control over financial reporting or in other factors during the quarter ended June 30, 2015, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

RAIT FINANCIAL TRUST (Registrant)

Date: August 7, 2015	By:	/s/ Scott F. Schaeffer
Scott F. Schaeffer, Chairman of the Board and Chief Executive Officer
(On behalf of the registrant and as its Principal Executive Officer)

Date: August 7, 2015	By:	/s/ James J. Sebra
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

10.1	RAIT 2015 Annual Incentive Compensation Plan Form of Target Cash Bonus Award Grant Agreement adopted under the RAIT 2012 Incentive Award Plan (“IAP”). Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended March 31, 2015 (File No. 1-14760).

10.2	RAIT 2015 Long Term Incentive Plan Form of Performance Share Unit Award Grant Agreement adopted under the IAP. Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended March 31, 2015 (File No. 1-14760).

12.1	Statements regarding computation of ratios as of June 30, 2015, filed herewith.

31.1	Rule 13a-14(a) Certification by the Chief Executive Officer of RAIT, filed herewith.

31.2	Rule 13a-14(a) Certification by the Chief Financial Officer of RAIT, filed herewith.

32.1	Section 1350 Certification by the Chief Executive Officer of RAIT, filed herewith.

32.2	Section 1350 Certification by the Chief Financial Officer of RAIT, filed herewith.

101	Pursuant to Rule 405 of Regulation S-T, the following financial information from RAIT’s Quarterly Report on Form 10-Q for the period ended June 30, 2015 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the three month and six month periods ended June 30, 2015 and 2014; (ii) Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three month and six month periods ended June 30, 2015 and 2014; (iv) Consolidated Statement of Changes in Equity for the six month period ended June 30, 2015; (v) Consolidated Statements of Cash Flows for the six month periods ended June 30, 2015 and 2014; and (vi) Notes to Unaudited Consolidated Financial Statements, filed herewith.