Form 10-Q
period 2015-09-30
RAIT Financial Trust
filed 2015-11-09
CIK 1045425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

or

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

A total of 91,235,358 common shares of beneficial interest, par value $0.03 per share, of the registrant were outstanding as of November 9, 2015.

RAIT FINANCIAL TRUST

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

RAIT Financial Trust

Consolidated Balance Sheets

(Unaudited and dollars in thousands, except share and per share information)

	As of September 30, 2015	As of December 31, 2014
Assets
Investment in mortgages and loans:
Commercial mortgages, mezzanine loans, and preferred equity interests	$1,588,097	$1,392,436
Allowance for losses	(14,646)	(9,218)
Total investment in mortgages and loans, at amortized cost	1,573,451	1,383,218
Investments in real estate, net of accumulated depreciation of $188,581 and $168,480, respectively	2,259,750	1,671,971
Investments in securities and security-related receivables, at fair value	—	31,412
Cash and cash equivalents	92,652	121,726
Restricted cash	159,200	124,220
Accrued interest receivable	56,249	51,640
Other assets	76,222	72,023
Deferred financing costs, net of accumulated amortization of $33,804 and $26,056, respectively	29,806	27,802
Intangible assets, net of accumulated amortization of $22,316 and $13,911, respectively	39,306	29,463
Total assets	$4,286,636	$3,513,475
Liabilities and Equity
Indebtedness	$3,199,981	$2,615,666
Accrued interest payable	13,748	10,269
Accounts payable and accrued expenses	42,219	54,962
Derivative liabilities	8,960	20,695
Deferred taxes, borrowers’ escrows and other liabilities	188,797	144,733
Total liabilities	3,453,705	2,846,325
Series D cumulative redeemable preferred shares, $0.01 par value per share, 4,000,000 shares authorized, 4,000,000 and 4,000,000 shares issued and outstanding, respectively	83,787	79,308
Equity:
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 25,000,000 shares authorized;
7.75% Series A cumulative redeemable preferred shares, liquidation preference $25.00 per share, 8,069,288 shares authorized, 5,306,084 and 4,775,569 shares issued and outstanding	53	48
8.375% Series B cumulative redeemable preferred shares, liquidation preference $25.00 per share, 4,300,000 shares authorized, 2,340,969 and 2,288,465 shares issued and outstanding	23	23
8.875% Series C cumulative redeemable preferred shares, liquidation preference $25.00 per share, 3,600,000 shares authorized, 1,640,425 and 1,640,100 shares issued and outstanding	17	17
Series E cumulative redeemable preferred shares, $0.01 par value per share, 4,000,000 shares authorized	—	—
Common shares, $0.03 par value per share, 200,000,000 shares authorized, 90,898,034 and 82,506,606 issued and outstanding, respectively, including 742,764 and 541,575 unvested restricted common share awards, respectively	2,727	2,473
Additional paid in capital	2,082,695	2,025,683
Accumulated other comprehensive income (loss)	(8,022)	(20,788)
Retained earnings (deficit)	(1,674,412)	(1,633,911)
Total shareholders’ equity	403,081	373,545
Noncontrolling interests	346,063	214,297
Total equity	749,144	587,842
Total liabilities and equity	$4,286,636	$3,513,475

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Operations

(Unaudited and dollars in thousands, except share and per share information)

	For the Three-Month Periods Ended September 30		For the Nine-Month Periods Ended September 30
	2015	2014	2015	2014
Revenue:
Investment interest income	$24,468	$33,273	$71,823	$102,882
Investment interest expense	(8,021)	(7,636)	(22,517)	(22,342)
Net interest margin	16,447	25,637	49,306	80,540
Rental income	55,459	41,806	164,321	116,204
Fee and other income	3,056	7,842	16,065	19,113
Total revenue	74,962	75,285	229,692	215,857
Expenses:
Interest expense	19,574	13,910	58,930	38,756
Real estate operating expense	25,918	20,874	77,674	58,655
Compensation expense	7,137	7,187	19,813	23,118
General and administrative expense	4,489	4,756	14,954	13,239
Acquisition expense	12,901	816	14,843	1,408
Provision for loan losses	1,850	1,500	5,850	3,500
Depreciation and amortization expense	15,168	13,236	51,190	38,719
Total expenses	87,037	62,279	243,254	177,395
Operating (Loss) Income	(12,075)	13,006	(13,562)	38,462
Interest and other income (expense), net	(380)	(21,464)	(1,016)	(21,449)
Gains (losses) on assets	7,430	25	24,711	(5,350)
Gain on IRT merger with TSRE	64,012	—	64,012	—
Gains (losses) on extinguishments of debt	—	—	—	2,421
Asset impairment	(7,250)	—	(7,250)	—
TSRE financing extinguishment and employee separation expenses	(27,508)	—	(27,508)	—
Change in fair value of financial instruments	620	(10,223)	13,466	(59,433)
Income (loss) before taxes	24,849	(18,656)	52,853	(45,349)
Income tax benefit (provision)	(23)	2,194	(1,320)	2,454
Net income (loss)	24,826	(16,462)	51,533	(42,895)
(Income) loss allocated to preferred shares	(8,303)	(7,407)	(24,383)	(20,628)
(Income) loss allocated to noncontrolling interests	(23,055)	603	(21,823)	20
Net income (loss) allocable to common shares	$(6,532)	$(23,266)	$5,327	$(63,503)
Earnings (loss) per share-Basic:
Earnings (loss) per share-Basic	$(0.07)	$(0.28)	$0.06	$(0.78)
Weighted-average shares outstanding-Basic	87,110,958	81,967,806	83,799,244	81,111,796
Earnings (loss) per share-Diluted:
Earnings (loss) per share-Diluted	$(0.07)	$(0.28)	$0.06	$(0.78)
Weighted average shares outstanding-Diluted	87,110,958	81,967,806	85,645,609	81,111,796

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited and dollars in thousands)

	For the Three-Month Periods Ended September 30		For the Nine-Month Periods Ended September 30
	2015	2014	2015	2014
Net income (loss)	$24,826	$(16,462)	$51,533	$(42,895)
Other comprehensive income (loss):
Change in fair value of interest rate hedges	(248)	221	(430)	(975)
Realized (gains) losses on interest rate hedges reclassified to earnings	3,831	6,966	13,196	21,746
Total other comprehensive income	3,583	7,187	12,766	20,771
Comprehensive income (loss) before allocation to noncontrolling interests	28,409	(9,275)	64,299	(22,124)
Allocation to noncontrolling interests	(23,055)	603	(21,823)	20
Comprehensive income (loss)	$5,354	$(8,672)	$42,476	$(22,104)

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statement of Changes in Equity

(Unaudited and dollars in thousands, except share information)

	Preferred Shares— Series A	Par Value Preferred Shares— Series A	Preferred Shares— Series B	Par Value Preferred Shares— Series B	Preferred Shares— Series C	Par Value Preferred Shares— Series C	Common Shares	Par Value Common Shares	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2014	4,775,569	$48	2,288,465	$23	1,640,100	$17	82,506,606	$2,473	$2,025,683	$(20,788)	$(1,633,911)	$373,545	$214,297	$587,842
Net income (loss)	—	—	—	—	—	—	—	—	—	—	29,710	29,710	21,823	51,533
Preferred dividends	—	—	—	—	—	—	—	—	—	—	(19,445)	(19,445)	—	(19,445)
Preferred Series D discount amortization	—	—	—	—	—	—	—	—	—	—	(4,938)	(4,938)	—	(4,938)
Common dividends declared	—	—	—	—	—	—	—	—	—	—	(45,828)	(45,828)	—	(45,828)
Other comprehensive income (loss), net	—	—	—	—	—	—	—	—	—	12,766	—	12,766	—	12,766
Share-based compensation	—	—	—	—	—	—	—	—	3,553	—	—	3,553	—	3,553
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	123,714	123,714
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(1,000)	—	—	(1,000)	(14,434)	(15,434)
Deconsolidation of real estate owned property	—	—	—	—	—	—	—	—	—	—	—	—	663	663
Preferred shares issued, net	530,515	5	52,504	—	325	—	—	—	13,056	—	—	13,061	—	13,061
Common shares issued for equity compensation	—	—	—	—	—	—	385,322	14	(797)	—	—	(783)	—	(783)
Common shares issued, net	—	—	—	—	—	—	8,006,106	240	42,200	—	—	42,440	—	42,440
Balance, September 30, 2015	5,306,084	$53	2,340,969	$23	1,640,425	$17	90,898,034	$2,727	$2,082,695	$(8,022)	$(1,674,412)	$403,081	$346,063	$749,144

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Cash Flows

(Unaudited and dollars in thousands)

	For the Nine-Month Periods Ended September 30
	2015	2014
Operating activities:
Net income (loss)	$51,533	$(42,895)
Adjustments to reconcile net income (loss) to cash flow from operating activities:
Provision for loan losses	5,850	3,500
Share-based compensation expense	3,553	3,777
Depreciation and amortization	51,190	38,719
Amortization of deferred financing costs and debt discounts	13,103	7,728
Accretion of discounts on investments	(2,716)	(4,719)
Amortization of above/below market leases	(44)	—
(Gains) losses on assets	(24,711)	5,350
(Gains) losses on extinguishment of debt	—	(2,421)
TSRE financing extinguishment expenses	23,219	—
Gains on IRT merger with TSRE	(64,012)	—
Asset impairment	7,250	—
Change in fair value of financial instruments	(13,466)	59,433
Provision (benefit) for deferred taxes	851	(2,634)
Changes in assets and liabilities:
(Decrease) in accrued interest receivable	(2,305)	(7,882)
(Decrease) in other assets	482	(15,626)
Increase (decrease) in accrued interest payable	3,409	(14,580)
(Decrease) in accounts payable and accrued expenses	(19,453)	21,611
Increase in other liabilities	3,660	14,918
Origination of conduit loans	(317,154)	(301,810)
Sales of conduit loans	339,542	238,988
Net conduit loans (originated) sold	22,388	(62,822)
Cash flow from operating activities	59,781	1,457
Investing activities:
Proceeds from sales or repayments of other securities	31,241	8,973
Purchase and origination of loans for investment	(362,574)	(394,109)
Principal repayments on loans	169,611	134,521
Investments in real estate	(44,079)	(238,648)
IRT's acquisition of TSRE, net of cash acquired	(137,094)	—
Proceeds from the disposition of real estate	40,089	3,821
(Increase) decrease in restricted cash	6,454	19,627
Cash flow from investing activities	(296,352)	(465,815)
Financing activities:
Repayments on secured credit facilities and loans payable on real estate	(273,872)	(25,589)
Proceeds from secured credit facilities, term loans and loans payable on real estate	488,725	102,318
Repayments and repurchase of CDO notes payable and floating rate CMBS transactions	(222,955)	(174,397)
Proceeds from issuance of senior notes from floating rate CMBS transactions	181,215	155,001
Proceeds from issuance of 4.0% convertible senior notes	—	16,750
Proceeds from issuance of senior notes	—	131,905
Repayments of senior secured notes	(6,000)	—
Net proceeds (repayments) related to conduit loan repurchase agreements	(27,242)	357,550
Net proceeds (repayments) related to floating rate loan repurchase agreements	126,389	(236,129)
Issuance of (distribution to) noncontrolling interests	(15,577)	115,728
TSRE financing extinguishment expenses	(23,219)	—
Payments for deferred costs and convertible senior note hedges	(10,935)	(12,313)
Preferred share issuance, net of costs incurred	13,061	33,639
Common share issuance, net of costs incurred	41,657	85,037
Distributions paid to preferred shareholders	(19,445)	(17,244)
Distributions paid to common shareholders	(44,305)	(39,978)
Cash flow from financing activities	207,497	492,278
Net change in cash and cash equivalents	(29,074)	27,920
Cash and cash equivalents at the beginning of the period	121,726	88,847
Cash and cash equivalents at the end of the period	$92,652	$116,767

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2015

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles, or GAAP. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although we believe that the included disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2014 included in our Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position and consolidated results of operations and cash flows are included. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

Certain prior period amounts have been reclassified to conform with the current period presentation.

During the nine-month period ended September 30, 2015, we corrected the following errors that resulted in adjustments to the accompanying consolidated statement of operations that related to transactions completed in a prior period: (a) investment interest income includes the write-off of accrued interest receivable of $842 that was associated with investments in loans that was determined to be not collectible and (b) depreciation and amortization expense includes $708 associated with capital additions associated with our investment in real estate which were not properly eliminated previously and $(623) associated with the application of incorrect useful lives for certain real estate assets. We also recorded an adjustment to correct the deferred tax liability balance with an offset to goodwill for $2,257 related to our acquisition of Urban Retail Properties, LLC.

The Consolidated Statement of Cash Flows for the nine-month period ended September 30, 2015 includes the impact of correcting the reporting of certain activity that occurred in the six-month period ended June 30, 2015 and the three-month period ended March 31, 2015.  Specifically, the correction eliminated the impact of a clerical error made in the determination of the amounts reported for the change in borrowers’ escrows within cash flows from operating activities and the related amounts reported for changes in restricted cash within cash flow from investing activities. The impact of this was a decrease to cash flows from operating activities and an increase to cash flows from investing activities of $69,028 for the six-month period ended June 30, 2015 ($18,194 of which related to the three-month period ended March 31, 2015). This correction had no impact to cash and cash equivalents as of June 30, 2015 (or March 31, 2015), nor did it impact any other consolidated financial statement amounts as of June 30, 2015 (or March 31, 2015) or for the six-month period ended June 30, 2015 (or the three-month period ended March 31, 2015).

During the nine-month period ended September 30, 2015, we corrected the Consolidated Statements of Cash Flows for the nine-month period ended September 30, 2014 as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014. The revision consisted of classifying the origination of conduit loans and the sale of conduit loans from cash flows from investing activities to cash flows from operating activities. The impact of this revision was a decrease to cash flows from operating activities and an increase to cash flows from investing activities of $62,822 for the period ended September 30, 2014. The revision had no impact to cash and cash equivalents as of September 30, 2014. In addition, the revision did not impact any other consolidated financial statement as of September 30, 2014 or for the nine-month or three-month periods ended September 30, 2014.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2015

(Unaudited and dollars in thousands, except share and per share amounts)

We evaluated these error corrections and determined, based on quantitative and qualitative factors, the changes were not material to the consolidated financial statements taken as a whole for any previously filed consolidated financial statements.

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

d. Investments in Loans

We invest in commercial mortgages, mezzanine loans, and preferred equity interests. We account for our investments in commercial mortgages, mezzanine loans and preferred equity interests at amortized cost. The carrying value of these investments is adjusted for origination discounts/premiums, nonrefundable fees and direct costs for originating loans which are amortized into income on a level yield basis over the terms of the loans.

e. Allowance for Losses, Impaired Loans and Non-accrual Status

We maintain an allowance for losses on our investments in commercial mortgages, mezzanine loans and preferred equity interests. Management’s periodic evaluation of the adequacy of the allowance is based upon expected and inherent risks in the portfolio, the estimated value of underlying collateral, and current economic conditions. Management reviews loans for impairment and establishes specific reserves when a loss is probable under the provisions of FASB ASC Topic 310, “Receivables.” A loan is impaired when it is probable that we may not collect all principal and interest payments according to the contractual terms. As part of the detailed loan review, we consider many factors about the specific loan, including payment history, asset performance, borrower’s financial capability and other characteristics. If any trends or characteristics indicate that it is probable that other loans, with similar characteristics to those of impaired loans, have incurred a loss, we consider whether an allowance for loss is needed pursuant to FASB ASC Topic 450, “Contingencies.” Management evaluates loans for non-accrual status each reporting period. A loan is placed on non-accrual status when the loan payment deficiencies exceed 90 days or if the collection of principal and interest in full is not probable. Payments received for non-accrual or impaired loans are applied to principal until the loan is removed from non-accrual status or no longer impaired. Past due interest is recognized on non-accrual loans when they are removed from non-accrual status and are making current interest payments. The allowance for losses is increased by charges to operations and decreased by charge-offs (net of recoveries). Management charges off loans when the investment is no longer realizable and legally discharged.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2015

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

g. Revenue Recognition

1)

Interest income—We recognize interest income from investments in commercial mortgages, mezzanine loans, and preferred equity interests on a yield to maturity basis. Many of our commercial mortgages and mezzanine loans provide for the accrual of interest at specified rates which differ from current payment terms. Interest income is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible. Management will cease accruing interest on these loans when it determines that the interest income may not be collectible based on the ultimate value of the underlying collateral using discounted cash flow models and market based assumptions. Management will recognize interest on these loans on a cash basis.

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

As of September 30, 2015

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

2)

Rental income—We generate rental income from tenant rent and other tenant-related activities at our consolidated real estate properties. For multi-family real estate properties, rental income is recorded when due from residents and recognized monthly as it is earned and realizable, under lease terms which are generally for periods of one year or less. For retail and office real estate properties, rental income is recognized on a straight-line basis from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases, which averages minimum rents over the terms of the leases. For retail and office real estate properties, leases also typically provide for tenant reimbursement of a portion of common area maintenance and other operating expenses to the extent that a tenant’s pro rata share of expenses exceeds a base year level set in the lease.

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

As of September 30, 2015

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

i. Deferred Financing Costs and Intangible Assets

Costs incurred in connection with debt financing are capitalized as deferred financing costs and charged to interest expense over the terms of the related debt agreements, under the effective interest method. Intangible assets on our consolidated balance sheets represent identifiable intangible assets acquired in business acquisitions. We amortize identified intangible assets to expense over their estimated lives using the straight-line method. We evaluate intangible assets for impairment as events and circumstances change, in accordance with FASB ASC Topic 360, “Property, Plant, and Equipment.” The gross carrying amount for our customer relationships was $19,149 as of September 30, 2015 and December 31, 2014. The gross carrying amount for our in-place leases, above market leases, and ground lease was $40,973 and $22,725 as of September 30, 2015 and December 31, 2014, respectively. The gross carrying amount for our trade name was $1,500 as of September 30, 2015 and December 31, 2014, respectively. The accumulated amortization for our intangible assets was $22,316 and $13,911 as of September 30, 2015 and December 31, 2014, respectively. We recorded amortization expense of $1,625 and $1,980 for the three-month periods ended September 30, 2015 and 2014, respectively, and $8,665 and $6,376 for the nine-month periods ended September 30, 2015 and 2014, respectively. Based on the intangible assets identified above, we expect to record amortization expense of intangible assets of $5,260 for the remainder of 2015, $9,033 for 2016, $3,859 for 2017, $3,190 for 2018, $3,015 for 2019 and $14,949 thereafter.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2015

(Unaudited and dollars in thousands, except share and per share amounts)

j. Goodwill

Goodwill on our consolidated balance sheet represented the amounts paid in excess of the fair value of the net assets acquired from business acquisitions accounted for under FASB ASC Topic 805, “Business Combinations.” Pursuant to FASB ASC Topic 350, “Intangibles-Goodwill and Other”, goodwill is not amortized to expense but rather is analyzed for impairment. We evaluate goodwill for impairment on an annual basis and as events and circumstances change, in accordance with FASB ASC Topic 350. As of September 30, 2015 and December 31, 2014, we have $8,757 and $11,014 of goodwill, respectively, that is included in Other Assets in the accompanying consolidated balance sheets. The change in goodwill is attributable to the correction discussed in the Basis of Presentation section within this Note above. As of September 30, 2015, we have determined that no triggering events occurred that would indicate an impairment on our goodwill.

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

In September 2015, the FASB issued an accounting standard classified under FASB ASC Topic 805, “Business Combinations”.  This accounting standard amends existing guidance related to measurement period adjustments by requiring the adjustments to be recognized prospectively with disclosure of the impact of the adjustments had they been applied previously.  This standard is effective for interim and annual reporting beginning after December 15, 2015, with early adoption permitted.  As this standard only applies to measurement period adjustments that occur after the effective date, this standard is not expected to have a material impact on our consolidated financial statements.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2015

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 3: INVESTMENTS IN LOANS

Investments in Commercial Mortgages, Mezzanine Loans, and Preferred Equity Interests

The following table summarizes our investments in commercial mortgages, mezzanine loans, and preferred equity interests as of September 30, 2015:

	Unpaid Principal Balance	Unamortized (Discounts) Premiums	Carrying Amount	Number of Loans	Weighted- Average Coupon (1)	Range of Maturity Dates (3)
Commercial Real Estate (CRE)
Commercial mortgages (2)	$1,368,072	$(14,436)	$1,353,636	117	5.2%	Jan. 2016 to Jan. 2029
Mezzanine loans	199,246	(1,005)	198,241	63	9.6%	Jul. 2015 to May 2025
Preferred equity interests	37,362	(1)	37,361	9	6.3%	Feb. 2016 to Aug. 2033
Total CRE	1,604,680	(15,442)	1,589,238	189	6.2%
Deferred fees, net	(1,141)		(1,141)
Total	$1,603,539	$(15,442)	$1,588,097

(1)	Weighted-average coupon is calculated on the unpaid principal balance, which does not necessarily correspond to the carrying amount.
(2)

Commercial mortgages includes six conduit loans with an unpaid principal balance and carrying amount of $62,986 a weighted-average coupon of 4.8% and maturity dates ranging from August 2020 through October 2025. These commercial mortgages are accounted for as loans held for sale.

(3)	Two mezzanine loans that are 90 days or more past due have a contractual maturity date of July 2015.

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

During the nine-month period ended September 30, 2015, we did not convert any commercial real estate loans to owned real estate property. During the nine-month period ended September 30, 2014, we completed the conversion of one commercial real estate loan with a carrying value of $28,588 to real estate owned property and we recorded a gain on asset of $112 as the value of the real estate exceeded the carrying amount of the converted loan. During the nine-month period ended September 30, 2014, we removed a loan with an unpaid principal balance of $5,500 from non-accrual status.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2015

(Unaudited and dollars in thousands, except share and per share amounts)

The following table summarizes the delinquency statistics of our commercial real estate loans as of September 30, 2015 and December 31, 2014:

	As of September 30, 2015
Delinquency Status	Current	30 to 59 days	60 to 89 days	90 days or more	In foreclosure or bankruptcy proceedings	Total	Non-accrual (a)
Commercial mortgages	$1,368,072	$—	$—	$—	$—	$1,368,072	$15,645
Mezzanine loans	196,835	—	—	1,163	1,248	199,246	21,201
Preferred equity interests	33,712	—	—	3,650	—	37,362	3,650
Total	$1,598,619	$—	$—	$4,813	$1,248	$1,604,680	$40,496

a) Includes four loans that are current in accordance with their terms, however are impaired, and as a result are on non-accrual due to uncertainty over full collection of principal and interest.

	As of December 31, 2014
Delinquency Status	Current	30 to 59 days	60 to 89 days	90 days or more (a)	In foreclosure or bankruptcy proceedings (b)	Total	Non-Accrual
Commercial mortgages	$1,148,290	$—	$—	$—	$—	$1,148,290	$—
Mezzanine loans	202,919	—	1,555	19,953	1,678	226,105	21,631
Preferred equity interests	31,209	—	—	3,650	—	34,859	3,650
Total	$1,382,418	$—	$1,555	$23,603	$1,678	$1,409,254	$25,281

(a) Includes three loans that were current in accordance with their terms, however were 90 days or more delinquent prior to troubled debt restructurings.  These loans were on non-accrual due to uncertainty over full collection of principal and interest.

(b) These loans were on non-accrual due to uncertainty over full collection of principal and interest.

As of September 30, 2015 and December 31, 2014, all of our commercial mortgages, mezzanine loans and preferred equity interests that were 90 days or more past due or in foreclosure were on non-accrual status.  As of September 30, 2015 and December 31, 2014, $40,496 and $25,281, respectively, of our commercial real estate loans that were on non-accrual status and had a weighted-average interest rate of 6.3% and 5.8%, respectively. Also, as of September 30, 2015, two loans, with a recorded investment of $68,701 and a weighted average interest rate of 9.0%, were recognizing interest on the cash basis. Additionally, as of September 30, 2015, one loan, with an unpaid principal balance of $18,500, which had previously been restructured in a troubled debt restructuring, does not accrue interest in accordance with its restructured terms as it has the option to be prepaid at par.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2015

(Unaudited and dollars in thousands, except share and per share amounts)

Allowance For Loan Losses And Impaired Loans

We closely monitor our loans which require evaluation for loan loss in two categories: satisfactory and watchlist/impaired. Loans classified as impaired are generally loans which have credit weaknesses or whose credit quality has temporarily deteriorated or have been restructured in troubled debt restructuring. As of September 30, 2015 and December 31, 2014 we have classified our investment in loans by credit risk category as follows:

	As of September 30, 2015
Credit Status	Commercial Mortgages	Mezzanine Loans	Preferred Equity	Total
Satisfactory	$1,352,427	$156,545	$29,416	$1,538,388
Watchlist / Impaired	15,645	42,701	7,946	66,292
Total	$1,368,072	$199,246	$37,362	$1,604,680

	As of December 31, 2014
Credit Status	Commercial Mortgages	Mezzanine Loans	Preferred Equity	Total
Satisfactory	$1,125,370	$175,915	$26,849	$1,328,134
Watchlist / Impaired	22,920	50,190	8,010	81,120
Total	$1,148,290	$226,105	$34,859	$1,409,254

The following tables provide roll-forwards of our allowance for loan losses for our commercial mortgages, mezzanine loans and preferred equity interests for the three-month periods ended September 30, 2015 and 2014:

	For the Three-Month Period Ended September 30, 2015
	Commercial Mortgages	Mezzanine Loans	Preferred Equity	Total
Beginning balance	$—	$11,470	$1,326	$12,796
Provision for loan losses	3,154	(1,255)	(49)	1,850
Charge-offs, net of recoveries	—	—	—	—
Ending balance	$3,154	$10,215	$1,277	$14,646

	For the Three-Month Period Ended September 30, 2014
	Commercial Mortgages	Mezzanine Loans	Preferred Equity	Total
Beginning balance	$—	$14,017	$1,319	$15,336
Provision for loan losses	—	1,132	368	1,500
Charge-offs, net of recoveries	—	(813)	(361)	(1,174)
Ending balance	$—	$14,336	$1,326	$15,662

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2015

(Unaudited and dollars in thousands, except share and per share amounts)

The following tables provide roll-forwards of our allowance for loan losses for our commercial mortgages, mezzanine loans and preferred equity interests for the nine-month periods ended September 30, 2015 and 2014:

	For the Nine-Month Period Ended September 30, 2015
	Commercial Mortgages	Mezzanine Loans	Preferred Equity	Total
Beginning balance	$—	$7,892	$1,326	$9,218
Provision for loan losses	3,154	2,745	(49)	5,850
Charge-offs, net of recoveries	—	(422)	—	(422)
Ending balance	$3,154	$10,215	$1,277	$14,646

	For the Nine-Month Period Ended September 30, 2014
	Commercial Mortgages	Mezzanine Loans	Preferred Equity	Total
Beginning balance	$—	$21,636	$1,319	$22,955
Provision for loan losses	—	3,132	368	3,500
Charge-offs, net of recoveries	—	(10,432)	(361)	(10,793)
Ending balance	$—	$14,336	$1,326	$15,662

Information related to those loans on our watchlist or considered to be impaired was as follows:

	As of September 30, 2015
Watchlist/Impaired Loans	Commercial Mortgages	Mezzanine Loans	Preferred Equity	Total
Watchlist/Impaired loans expecting full recovery	$—	$14,000	$4,296	$18,296
Watchlist/Impaired loans with reserves	15,645	28,701	3,650	47,996
Total Watchlist/Impaired Loans	$15,645	$42,701	$7,946	$66,292
Allowance for losses	$3,154	$10,215	$1,277	$14,646

	As of December 31, 2014
Watchlist/Impaired Loans	Commercial Mortgages	Mezzanine Loans	Preferred Equity	Total
Watchlist/Impaired loans expecting full recovery	$22,920	$40,559	$4,360	$67,839
Watchlist/Impaired loans with reserves	—	9,631	3,650	13,281
Total Watchlist/Impaired Loans (1)	$22,920	$50,190	$8,010	$81,120
Allowance for losses	$—	$7,892	$1,326	$9,218

(1)	As of December 31, 2014, this includes $5,500 of unpaid principal relating to previously identified TDRs that are on accrual status.

The average unpaid principal balance and recorded investment of total impaired loans was $78,680 and $69,489 during the three-month periods ended September 30, 2015 and 2014, respectively, and $66,053 and $62,448 during the nine-month periods ended September 30, 2015 and 2014, respectively. We recorded interest income of $1,129 and $53 on loans that were impaired for the three-month periods ended September 30, 2015 and 2014, respectively. We recorded interest income of $2,882 and $938 on loans that were impaired for the nine-month periods ended September 30, 2015 and 2014, respectively.

We have evaluated restructurings of our commercial real estate loans to determine if the restructuring constitutes a troubled debt restructuring (TDR) under FASB ASC Topic 310, “Receivables”. During the nine-month period ended September 30, 2015, there were no restructurings of our commercial real estate loans that constituted a TDR. As of September 30, 2015, there were no TDRs that subsequently defaulted for restructurings that occurred within the previous 12 months.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2015

(Unaudited and dollars in thousands, except share and per share amounts)

Loan-to-Real Estate Conversion

In October 2015, we completed the conversion of one mezzanine loan with a carrying value of $13,462 to real estate owned property.  The conversion will result in approximately $96,801 of real estate-related assets and $83,056 of debt being reflected on our consolidated balance sheets. We do not expect to record a gain or a loss upon the conversion.

NOTE 4: INVESTMENTS IN SECURITIES

Our investments in securities and security-related receivables are accounted for at fair value. On December 19, 2014, our subsidiary assigned or delegated its rights and responsibilities as collateral manager for the T8 and T9 securitizations, as referenced in our Annual Report on Form 10-K for the year ended December 31, 2014. As a result of the assignment and delegation, we determined that we are no longer the primary beneficiary of T8 and T9 and deconsolidated the two securitizations. During the first quarter of 2015, we sold all of our remaining securities with an aggregate fair value of $31,412 and we had no investments in securities as of September 30, 2015.

The following table summarizes our investments in securities as of December 31, 2014:

Investment Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Weighted Average Coupon (1)	Weighted Average Years to Maturity
Available-for-sale securities (2)	$210,600	$2,053	$(193,486)	$19,167	3.5%	23.1
Security-related receivables
Unsecured REIT note receivables	10,000	995	0	10,995	6.7%	3.0
CMBS receivables (3)	5,000	—	(3,750)	1,250	5.7%	34.5
Total security-related receivables	15,000	995	(3,750)	12,245	6.3%	13.5
Total investments in securities	$225,600	$3,048	$(197,236)	$31,412	3.6%	22.7

(1)	Weighted-average coupon is calculated on the unpaid principal amount of the underlying instruments, which does not necessarily correspond to the carrying amount.
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

As of September 30, 2015

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 5: INVESTMENTS IN REAL ESTATE

The table below summarizes our investments in real estate:

	Book Value
	As of September 30, 2015	As of December 31, 2014
Multi-family real estate properties (a)	$1,907,717	$1,286,898
Office real estate properties	356,149	370,114
Retail real estate properties	133,911	132,117
Parcels of land	50,554	51,322
Subtotal	2,448,331	1,840,451
Less: Accumulated depreciation and amortization (a)	(188,581)	(168,480)
Investments in real estate (b)	$2,259,750	$1,671,971

(a)

As of September 30, 2015, includes properties owned by Independence Realty Trust, Inc., or IRT, with a book value of $1,400,892 and accumulated depreciation of $35,304. As of December 31, 2014, includes properties owned by IRT, with a book value of $689,112 and accumulated depreciation of $23,376.

(b)	Investments in real estate includes one real estate asset held for sale by IRT as of September 30, 2015. This asset had a carrying amount of $3,283 and a fair value of $3,350.

As of September 30, 2015 and December 31, 2014, our investments in real estate were comprised of land of $404,565 and $338,057, respectively, and investments in real estate and improvements of $2,043,766 and $1,502,394, respectively.

As of September 30, 2015, our investments in real estate of $2,259,750 were financed through $799,436 of mortgages or other debt held by third parties and $831,554 of mortgages held by our RAIT I and RAIT II CDO securitizations. As of December 31, 2014, our investments in real estate of $1,671,971 were financed through $641,874 of mortgages held by third parties and $878,856 of mortgages held by our RAIT I and RAIT II CDO securitizations. Together, along with commercial real estate loans held by RAIT I and RAIT II, these mortgages serve as collateral for the CDO notes payable issued by the RAIT I and RAIT II CDO securitizations. All intercompany balances and interest charges are eliminated in consolidation.

Acquisitions:

On September 17, 2015, Independence Realty Trust, Inc., or IRT, which we consolidate, completed the mergers, or the TSRE merger, with Trade Street Residential, Inc., or TSRE, whereby IRT acquired TSRE.  Pursuant to the TSRE merger, (i) a subsidiary of IRT’s operating partnership, or IROP, merged into the operating partnership subsidiary of TSRE, or the TSR OP, with TSR OP continuing as the surviving entity, and (ii) TSRE merged with IRT’s subsidiary, with IRT’s subsidiary continuing as the surviving entity and a wholly-owned subsidiary of IRT.  As a result of the TSRE merger, each outstanding share of common stock of TSRE was converted automatically into the right to receive (a) $3.80 in cash and (b) 0.4108 shares of common stock of IRT, plus cash in lieu of fractional shares.  As a result, IRT issued approximately 15.1 million shares of common stock as equity consideration in the TSRE merger.  Immediately prior to the TSRE merger, the third party holder of units of limited partnership interest of TSR OP, or TSR OP units, contributed all of its TSR OP units to IROP in exchange for 1,925,419 units of limited partnership interest of IROP, or IROP Units, plus cash in lieu of fractional IROP Units.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2015

(Unaudited and dollars in thousands, except share and per share amounts)

As a result of the TSRE merger, IRT acquired 19 multi-family properties.  The fair value of the assets and liabilities that IRT acquired on September 17, 2015 was as follows:

Cash assumed	$2,685
Investments in real estate	682,237
Accounts receivable and other assets	6,123
Intangible assets	7,471
Indebtedness	(359,495)
Accounts payable and accrued expenses	(7,581)
Accrued interest payable	(130)
Other liabilities	(3,662)
Total	$327,648

The fair value of the consideration that IRT transferred on September 17, 2015 was as follows:

Cash consideration for TSRE merger	$139,781
Equity consideration for TSRE merger	123,855
Total	$263,636

As the fair value of the net assets acquired exceeded the fair value of the consideration transferred, IRT recognized a gain from a bargain purchase of $64,012.  In determining whether a gain from a bargain purchase was appropriate, IRT reassessed whether it correctly identified all of the assets acquired and all of the liabilities assumed from TSRE.

The TSRE merger resulted in a gain as a result of the following: (i) the fair value of IRT’s common stock at closing was lower than the negotiated price set forth in the merger agreement relating to the TSRE merger (resulting in approximately $34 million of the gain), and (ii), the fair value of the 19 TSRE properties acquired, which was supported by appraisals and broker opinions of value received, was higher than the expectations that served as a basis for the negotiated purchase price (resulting in approximately $30 million of the gain, primarily due to the use of current, market-based capitalization rates).

The $359,495 of indebtedness acquired was comprised of $237,610 of indebtedness that IRT paid off immediately after the closing of the TSRE merger and $121,885 of indebtedness that remained on IRT’s balance sheet, which was recognized at fair value.

As part of the TSRE merger, IRT incurred $12,530 of acquisition expenses, which were recognized in earnings immediately.  IRT also incurred $23,219 of expenses associated with extinguishing financing arrangements and $4,289 of expenses associated with employee separation.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2015

(Unaudited and dollars in thousands, except share and per share amounts)

The initial purchase accounting is based on IRT’s preliminary assessment, which may differ when final information becomes available. IRT believes that the information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed. IRT has received appraisals for all of the properties acquired and has performed fair value analyses for the liabilities assumed. IRT expects to complete the purchase accounting process as soon as practicable, but no later than one year from the date of acquisition.

On May 1, 2015, IRT acquired a 236-unit (unaudited) apartment residential community located in Indianapolis, Indiana. IRT acquired the property for an aggregate purchase price of $25,250 exclusive of closing costs. Upon acquisition, IRT recorded the investment in real estate, including any related working capital and intangible assets, at fair value of $25,250 and did not record a gain.

The following table summarizes the aggregate estimated fair value of the assets and liabilities associated with the 20 properties acquired during the nine-month period ended September 30, 2015 on the date of acquisition, which is accounted for under FASB ASC Topic 805.

Description	Fair Value of Assets Acquired During the Nine-Month Period Ended September 30, 2015
Assets acquired:
Investments in real estate	$707,268
Cash and cash equivalents	2,685
Accounts receivable and other assets	6,210
Intangible assets	7,690
Total assets acquired	$723,853
Liabilities assumed:
Indebtedness	$359,495
Accounts payable and accrued expenses	8,069
Accrued interest payable	130
Other liabilities	3,764
Total liabilities assumed	$371,458
Estimated fair value of net assets acquired	$352,395

The following table summarizes the consideration transferred to acquire the previously mentioned real estate properties:

Description	Estimated Fair Value
Fair value of consideration transferred:
Cash consideration for TSRE merger	$139,781
Equity consideration for TSRE merger	123,855
Cash consideration for other property acquisitions	24,746
Total	$288,382

During the nine-month period ended September 30, 2015, these investments contributed revenue of $3,811 and a net income allocable to common shares of $1,696.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2015

(Unaudited and dollars in thousands, except share and per share amounts)

The tables below present the revenue, net income and earnings per share effect of the acquired properties, as reported in our consolidated financial statements and on a pro forma basis as if the acquisitions occurred on January 1, 2014. These pro forma results are not necessarily indicative of the results which actually would have occurred if the acquisition had occurred on the first day of the periods presented, nor does the pro forma financial information purport to represent the results of operations for future periods.

Description	For the ThreeMonth Period Ended September 30, 2015	For the ThreeMonth Period Ended September 30, 2014
Total revenue of real estate properties acquired, as reported	$3,214	$0
Net income (loss) allocable to common shares of real estate properties acquired, as reported	1,456	0
Earnings (loss) per share attributable to common shareholders of real estate properties acquired
Basic and diluted—as reported	0.02	0.00
Pro forma revenue of real estate property acquired (unaudited)	16,735	15,033
Pro forma net income (loss) allocable to common shares of real estate property acquired (unaudited)	4,794	2,980
Basic—as pro forma	0.06	0.04
Diluted—as pro forma	0.05	0.04

Description	For the NineMonth Period Ended September 30, 2015	For the NineMonth Period Ended September 30, 2014
Total revenue of real estate properties acquired, as reported	$3,811	$0
Net income (loss) allocable to common shares of real estate properties acquired, as reported	1,696	0
Earnings (loss) per share attributable to common shareholders of real estate properties acquired
Basic and diluted—as reported	0.02	0.00
Pro forma revenue of real estate property acquired (unaudited)	50,653	45,098
Pro forma net income (loss) allocable to common shares of real estate property acquired (unaudited)	13,366	8,939
Basic and diluted—as pro forma	0.16	0.11

During the nine-month period ended September 30, 2015, we updated our allocation for a real estate acquisition from a prior period. This resulted in $5,662 being allocated between buildings (decrease) and intangible assets (increase). The cumulative catch up effect of the allocation (based on the different useful lives) was an increase to net income of $72.

Dispositions:

During the nine-month period ended September 30, 2015, we disposed of three multi-family real estate properties and two parcels of land for a total sale price of $88,537. We recorded a gain on the sale of these assets of $24,711, which is included in the accompanying consolidated statements of operations during the nine-month period ended September 30, 2015, and deferred a gain on the sale for one of these assets of $3,111 which is classified within other liabilities and will be recognized under the installment method as the buyer’s initial investment was insufficient.

During the nine-month period ended September 30, 2015, we deconsolidated one multi-family real estate property with a total carrying value of $23,897 as we agreed to amend our consent rights in the related limited partnership agreement. We did not record a gain or loss on the deconsolidation of this property.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2015

(Unaudited and dollars in thousands, except share and per share amounts)

Impairment:

During the three-month period ended September 30, 2015, we recognized an impairment of a real estate asset of $7,250 as it was more likely than not we would dispose of the asset before the end of its previously estimated useful life and a portion of our recorded investment in that asset was determined to not be recoverable.

NOTE 6: INDEBTEDNESS

We maintain various forms of short-term and long-term financing arrangements. Generally, these financing agreements are collateralized by assets within securitizations.

The following table summarizes our total recourse and non-recourse indebtedness as of September 30, 2015:

Description	Unpaid Principal Balance	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
7.0% convertible senior notes (1)	$34,066	$33,784	7.0%	Apr. 2031
4.0% convertible senior notes (2)	141,750	136,418	4.0%	Oct. 2033
7.625% senior notes	60,000	60,000	7.6%	Apr. 2024
7.125% senior notes	71,905	71,905	7.1%	Aug. 2019
Senior secured notes	72,000	64,354	7.0%	Apr. 2017 to Apr. 2019
Junior subordinated notes, at fair value (3)	18,671	11,193	4.3%	Mar. 2035
Junior subordinated notes, at amortized cost	25,100	25,100	2.8%	Apr. 2037
CMBS facilities	184,198	184,198	1.7%	Nov. 2015 to Jul. 2016
Total recourse indebtedness	607,690	586,952	4.1%
Non-recourse indebtedness:
Secured credit facilities (8)	271,500	271,500	2.6%	September 2018
Term Loans (9)	120,000	120,000	5.2%	September 2016
CDO notes payable, at amortized cost (4)(5)	921,305	920,691	0.6%	2045 to 2046
CMBS securitizations (6)	501,044	500,790	1.9%	May 2031 to December 2031
Loans payable on real estate (7)	799,436	800,048	4.4%	Apr. 2016 to May 2040
Total non-recourse indebtedness	2,613,285	2,613,029	2.30%
Total indebtedness	$3,220,975	$3,199,981	2.80%

(1)	Our 7.0% convertible senior notes are redeemable at par, at the option of the holder, in April 2016, April 2021, and April 2026.
(2)	Our 4.0% convertible senior notes are redeemable at par, at the option of the holder, in October 2018, October 2023, and October 2028.
(3)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(4)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
(5)

Collateralized by $1,431,232 principal amount of commercial mortgages, mezzanine loans, other loans and preferred equity interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

(6)

Collateralized by $620,034 principal amount of commercial mortgages loans and participation interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

(7)

Includes $563,721 of unpaid principal balance with a carrying amount of $564,333 of mortgage indebtedness that encumbers properties owned by IRT. The weighted-average interest rate is 3.8% and has a range of maturity dates from April 2016 to May 2025.

(8)	Floating rate at 245 basis points over 1-month LIBOR. As of September 30, 2015, 1-month LIBOR was 0.19%. Interest only payments are due monthly.
(9)	Floating rate at 500 basis points over 1-month LIBOR. As of September 30, 2015, 1-month LIBOR was 0.19%. Interest only payments are due monthly.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2015

(Unaudited and dollars in thousands, except share and per share amounts)

The following table summarizes our total recourse and non-recourse indebtedness as of December 31, 2014:

Description	Unpaid Principal Balance	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
7.0% convertible senior notes (1)	$34,066	$33,417	7.0%	Apr. 2031
4.0% convertible senior notes (2)	141,750	134,418	4.0%	Oct. 2033
7.625% senior notes	60,000	60,000	7.6%	Apr. 2024
7.125% senior notes	71,905	71,905	7.1%	Aug. 2019
Secured credit facilities	18,392	18,392	2.7%	Oct. 2016
Senior secured notes	78,000	68,314	7.0%	Apr. 2017 to Apr. 2019
Junior subordinated notes, at fair value (3)	18,671	13,102	0.5%	Mar. 2035
Junior subordinated notes, at amortized cost	25,100	25,100	2.7%	Apr. 2037
CMBS facilities	85,053	85,053	2.5%	Nov. 2015 to Jul. 2016
Total recourse indebtedness	532,937	509,701	4.0%
Non-recourse indebtedness:
CDO notes payable, at amortized cost (4)(5)	1,074,102	1,073,145	0.6%	2045 to 2046
CMBS securitizations (6)	389,994	389,415	1.9%	Jan. 2029 to Dec 2031
Loans payable on real estate (7)	641,874	643,405	4.6%	Sep. 2015 to Aug. 2040
Total non-recourse indebtedness	2,105,970	2,105,965	2.1%
Total indebtedness	$2,638,907	$2,615,666	2.6%

(1)	Our 7.0% convertible senior notes are redeemable at par, at the option of the holder, in April 2016, April 2021, and April 2026.
(2)	Our 4.0% convertible senior notes are redeemable at par, at the option of the holder, in October 2018, October 2023, and October 2028.
(3)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(4)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
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

(7)

Includes $360,902 of unpaid principal balance and carrying amount of $362,434 of third party mortgage indebtedness that encumbers properties owned by IRT. The weighted-average interest rate is 3.8% and has a range of maturity dates from April 2016 to January 2025.

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

The current status or activity in our financing arrangements occurring as of or during the nine-month period ended September 30, 2015 is as follows:

Recourse Indebtedness

7.0% convertible senior notes. The 7.0% convertible senior notes are convertible at the option of the holder at a current conversion rate of 173.6550 common shares per $1 principal amount of 7.0% convertible senior notes (equivalent to a current conversion price of $5.76 per common share). Upon conversion of 7.0% convertible senior notes by a holder, the holder will receive

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2015

(Unaudited and dollars in thousands, except share and per share amounts)

cash, our common shares or a combination of cash and our common shares, at our election. We include the 7.0% convertible senior notes in diluted earnings per share using the if-converted method if the conversion value in excess of the par amount is considered in the money during the respective periods. On October 2, 2015 and October 5, 2015, holders of $2,010 of the 7.0% convertible notes exercised their option to convert their notes.  At that time, the conversion rate was 167.8233 common shares per $1 principal amount.  We elected to settle the conversion by issuing 337,324 common shares (plus cash in lieu of fractional shares).

4.0% convertible senior notes. The 4.0% convertible senior notes are convertible at the option of the holder at a current conversion rate of 108.5803 common shares per $1 principal amount of 4.0% convertible senior notes (equivalent to a current conversion price of $9.21 per common share). Upon conversion of 4.0% convertible senior notes by a holder, the holder will receive cash, our common shares or a combination of cash and our common shares, at our election. We include the 4.0% convertible senior notes in diluted earnings per share using the if-converted method if the conversion value in excess of the par amount is considered in the money during the respective periods.

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

Secured credit facilities. On October 25, 2013, our subsidiary, IROP, the operating partnership of IRT, entered into a $20,000 secured revolving credit agreement, or the HNB credit agreement, with The Huntington National Bank to be used to acquire properties, for capital expenditures and for general corporate purposes. The HNB credit agreement has a 3-year term, bears interest at LIBOR plus 2.75% and contains customary financial covenants for this type of revolving credit agreement. IRT guaranteed IROP’s obligations under the HNB credit agreement. On September 9, 2014, IRT and IROP entered into an amendment to the IROP credit agreement that increased the lender’s maximum commitment under the credit agreement from $20,000 to $30,000, changed the interest rate from LIBOR plus 2.75% to LIBOR plus 2.50% and amended certain financial covenants. In connection with the TSRE merger, the HNB facility was terminated as of September 17, 2015.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2015

(Unaudited and dollars in thousands, except share and per share amounts)

payable quarterly in arrears on October 30, January 30, April 30 and July 30 of each year, beginning October 30, 2011. The senior secured notes are secured and are not convertible into equity securities of RAIT.

During the nine-month period ended September 30, 2015, we prepaid $6,000 of the senior secured notes. As of September 30, 2015 we have $72,000 of outstanding senior secured notes.

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

On October 25, 2010, pursuant to a securities exchange agreement, we exchanged and cancelled the first $18,671 junior subordinated note for another junior subordinated note, which we refer to as the second $18,671 junior subordinated note, in aggregate principal amount of $18,671 with a reduced interest rate and provided $5,000 of our 6.875% convertible senior notes as collateral for the second $18,671 junior subordinated note. This $18,671 junior subordinated note has a fixed rate of interest of 0.5% through March 30, 2015 and thereafter has a floating rate of three-month LIBOR plus 400 basis points, with such floating rate not to exceed 7.0%. The maturity date is March 30, 2035. At issuance, of these notes, we elected to record the second $18,671 junior subordinated note at fair value under FASB ASC Topic 825, with all subsequent changes in fair value recorded in earnings. The fair value, or carrying amount, of this indebtedness was $11,193 as of September 30, 2015.

CMBS facilities. As of September 30, 2015, we had $21,590 of outstanding borrowings under the amended and restated master repurchase agreement, or the Amended MRA. As of September 30, 2015, we were in compliance with all financial covenants contained in the Amended MRA.

As of September 30, 2015, we had $7,125 of outstanding borrowings under the $150,000 CMBS facility. As of September 30, 2015, we were in compliance with all financial covenants contained in the $150,000 CMBS facility.

As of September 30, 2015, we had $75,000 of outstanding borrowings under the $75,000 commercial mortgage facility. As of September 30, 2015, we were in compliance with all financial covenants contained in the $75,000 commercial mortgage facility.

As of September 30, 2015, we had $55,771 of outstanding borrowings under the $150,000 commercial mortgage facility. As of September 30, 2015, we were in compliance with all financial covenants contained in the $150,000 commercial mortgage facility.

As of September 30, 2015, we had $24,712 of outstanding borrowings under the $150,000 commercial mortgage facility. As of September 30, 2015, we were in compliance with all financial covenants contained in the $150,000 commercial mortgage facility.

Non-Recourse Indebtedness

Secured credit facilities. On September 17, 2015, IROP entered into a credit agreement with respect to a $325,000 senior secured credit facility, or the KeyBank senior facility. The KeyBank senior facility consists of a revolving line of credit in an amount of up to $125,000, or the revolver, and a term loan in an amount of no less than $200,000, or the term loan. Up to 10% of the revolver is available for swingline loans, and up to 10% of the revolver is available for the issuance of letters of credit. Additionally, IROP has the right to increase the aggregate amount of the KeyBank senior facility to up to $450,000. The KeyBank senior facility will mature on September 17, 2018, three years from its closing date, subject to the option of IROP to extend the KeyBank senior facility for two additional 12-month periods under certain circumstances. IROP may prepay the KeyBank senior facility, in whole or in part, at any time without fee or penalty, except for breakage costs associated with LIBOR borrowings. At IROP’s option, borrowings under the KeyBank senior facility will bear interest at a rate equal to either (i) the 1-month LIBOR rate plus a margin of 165 to 245 basis points, or (ii) a base rate plus a margin of 65 to 145 basis points. The applicable margin will be determined based upon IROP’s total leverage ratio. In addition, IROP will pay a fee of either 20 basis points (if greater than or equal to 50% of the revolver is used) or 25 basis points (if less than 50% of the revolver is used) on the unused portion of the revolver. The KeyBank senior facility requires monthly payments of interest only and does not require any mandatory prepayments. At September 30, 2015, amounts outstanding under the

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2015

(Unaudited and dollars in thousands, except share and per share amounts)

KeyBank secured facility bear interest at 245 basis points over 1-month LIBOR. As of September 30, 2015, there was $53,500 of availability under the revolver and $0 of availability under the term loan.

Term loans. On September 17, 2015, IROP entered into a credit agreement with respect to a $120,000 senior interim term loan facility, or the KeyBank interim facility. The KeyBank interim facility is structured as a 364-day secured term loan facility (with a maturity extension option for an additional six months under certain circumstances) available in a single draw. IROP may prepay the KeyBank interim facility, in whole or in part, at any time without fee or penalty (other than as provided in a separate fee letter with the lenders), except for breakage costs associated with LIBOR borrowings. The KeyBank interim facility is secured by pledges of certain of the equity interests of IROP’s current and future subsidiaries and joint ventures (on a best-available basis to the extent such equity interests can be pledged pursuant to IRT’s existing debt agreements) and a pledge of the proceeds of all equity issuances by IRT. At IROP’s option, borrowings under the KeyBank interim facility will bear interest at a rate equal to either (i) the 1-month LIBOR rate plus a margin of 500 basis points, or (ii) a base rate plus a margin of 400 basis points. If IROP elects to extend its maturity, at IROP’s option, the KeyBank interim facility will bear interest at a rate equal to either (i) the 1-month LIBOR rate plus a margin of 650 basis points, or (ii) a base rate plus a margin of 550 basis points. The KeyBank interim facility requires monthly payments of interest only. IROP is required to reduce the principal amount outstanding under the KeyBank interim facility to no greater than $100,000 within six months of closing and must apply 100% of all net proceeds from equity issuances, sales of assets, or refinancings of assets towards repaying the KeyBank Interim Facility. At September 30, 2015, the KeyBank interim facility bears interest at 500 basis points over 1-month LIBOR and there was $0 of availability under the KeyBank interim facility.

CDO notes payable, at amortized cost. CDO notes payable at amortized cost represent notes issued by consolidated CDO  securitizations which are used to finance the acquisition of unsecured REIT notes, CMBS securities, commercial mortgages, mezzanine loans, and other loans in our commercial real estate portfolio. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates. Both RAIT I and RAIT II are meeting all of their over collateralization, or OC, and interest coverage, or IC, trigger tests as of September 30, 2015.

CMBS securitizations. During the third quarter of 2015, RAIT exercised its right to unwind RAIT-FL1, thereby repaying all of the outstanding notes.  As a result, as of September 30, 2015, RAIT 2013-FL1 Trust, or RAIT FL 1, had $0 of total collateral at par value.

As of September 30, 2015, our subsidiary, RAIT 2014-FL2 Trust, or RAIT FL 2, had $185,572 of total collateral at par value. RAIT FL2 had classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $145,358 to investors. We currently own the unrated classes of junior notes, including a class with an aggregate principal balance of $40,214, and the equity, or the retained interests, of RAIT FL2. RAIT FL2 does not have OC triggers or IC triggers.

As of September 30, 2015, our subsidiary, RAIT 2014-FL3 Trust, or RAIT FL 3, had $215,178 of total collateral at par value. RAIT FL3 had classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $177,792 to investors. We currently own the unrated classes of junior notes, including a class with an aggregate principal balance of $37,386, and the equity, or the retained interests, of RAIT FL3. RAIT FL3 does not have OC triggers or IC triggers.

As of September 30, 2015, our subsidiary, RAIT 2015-FL4 Trust, or RAIT FL 4, had $219,284 of total collateral at par value. RAIT FL4 had classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $177,894 to investors. We currently own the unrated classes of junior notes, including a class with an aggregate principal balance of $41,390, and the equity, or the retained interests, of RAIT FL4. RAIT FL4 does not have OC triggers or IC triggers.

Loans payable on real estate. As of September 30, 2015 and December 31, 2014, we had $799,436 and $641,874, respectively, of other indebtedness outstanding relating to loans payable on consolidated real estate. These loans are secured by specific consolidated real estate and commercial loans included in our consolidated balance sheets.

During the nine-month period ended September 30, 2015, IRT obtained or assumed 8 first mortgages on its investment in real estate from third party lenders that have a total aggregate principal balance of $204,262, maturity dates ranging from March 2021 to May 2025, and interest rates ranging from 3.2% to 4.3%.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2015

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

Interest Rate Swaps and Caps

We have entered into various interest rate swap contracts to hedge interest rate exposure on floating rate indebtedness. Also, on September 30, 2015, IRT entered into an interest cap contract to hedge its interest rate exposure on floating rate indebtedness.

We designate interest rate hedge agreements at inception and determine whether or not the interest rate hedge agreement is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. At designation, certain of these interest rate swaps had a fair value not equal to zero. However, we concluded, at designation, that these hedging arrangements were highly effective during their term using regression analysis and determined that the hypothetical derivative method would be used in measuring any ineffectiveness. At each reporting period, we update our regression analysis and, as of September 30, 2015, we concluded that these hedging arrangements were highly effective during their remaining term and used the hypothetical derivative method in measuring the ineffective portions of these hedging arrangements.

The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments as of September 30, 2015 and December 31, 2014:

	As of September 30, 2015			As of December 31, 2014
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges:
Interest rate swaps	$345,988	$-	$(8,960)	$496,025	$—	$(20,695)
Interest rate cap	200,000	37	-	-	-	-
Net fair value	$545,988	$37	$(8,960)	$496,025	$—	$(20,695)

During the period October 1, 2015 through December 31, 2015, interest rate swap agreements relating to RAIT I and RAIT II with a notional amount of $52,268 and a weighted average strike rate of 5.1% as of September 30, 2015, will terminate in accordance with their terms.

For interest rate swaps and caps that are considered effective hedges, we reclassified realized losses of $3,831 and $6,966, respectively, to earnings for the three-month periods ended September 30, 2015 and 2014 and $13,196 and $21,746 for the nine-month periods ended September 30, 2015 and 2014.

Effective interest rate swaps and caps are reported in accumulated other comprehensive income and the fair value of these hedge agreements is included in other assets or derivative liabilities.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2015

(Unaudited and dollars in thousands, except share and per share amounts)

The following table summarizes the carrying amount and the fair value of our financial instruments as of September 30, 2015:

Financial Instrument	Carrying Amount	Estimated Fair Value
Assets
Commercial mortgages, mezzanine loans, and preferred equity interests	$1,588,097	$1,545,992
Cash and cash equivalents	92,652	92,652
Restricted cash	159,200	159,200
Derivative assets	37	37

Liabilities
Recourse indebtedness:
7.0% convertible senior notes	33,784	33,176
4.0% convertible senior notes	136,418	113,227
7.625% senior notes	60,000	51,456
7.125% senior notes	71,905	62,730
Senior secured notes	64,354	68,946
Secured credit facilities	271,500	271,500
Term Loans	120,000	120,000
Junior subordinated notes, at fair value	11,193	11,193
Junior subordinated notes, at amortized cost	25,100	12,063
CMBS facilities	184,198	184,198
Non-recourse indebtedness:
CDO notes payable, at amortized cost	920,691	842,096
CMBS securitizations	500,790	497,100
Loans payable on real estate	800,048	814,963
Derivative liabilities	8,960	8,960
Warrants and investor SARs	22,590	22,590

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2015

(Unaudited and dollars in thousands, except share and per share amounts)

The following table summarizes the carrying amount and the fair value of our financial instruments as of December 31, 2014:

Financial Instrument	Carrying Amount	Estimated Fair Value
Assets
Commercial mortgages, mezzanine loans, and preferred equity interests	$1,392,436	$1,316,796
Investments in securities and security-related receivables	31,412	31,412
Cash and cash equivalents	121,726	121,726
Restricted cash	124,220	124,220
Liabilities
Recourse indebtedness:
7.0% convertible senior notes	33,417	41,901
4.0% convertible senior notes	134,418	123,677
7.625% senior notes	60,000	56,016
7.125% senior notes	71,905	70,064
Secured credit facilities	18,392	18,392
Junior subordinated notes, at fair value	13,102	13,102
Junior subordinated notes, at amortized cost	25,100	14,471
CMBS facilities	55,956	55,956
Commercial mortgage facility	29,097	29,097
Senior secured notes	68,314	79,594
Non-recourse indebtedness:
CDO notes payable, at amortized cost	1,073,145	913,050
CMBS securitization	389,415	389,771
Loans payable on real estate	643,405	678,306
Derivative liabilities	20,695	20,695
Warrants and investor SARs	35,384	35,384

Fair Value Measurements

The following tables summarize information about our assets and liabilities measured at fair value on a recurring basis as of September 30, 2015, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (a)	Balance as of September 30, 2015
Available-for-sale securities	$—	$—	$—	$—
Security-related receivables
Unsecured REIT note receivables	—	—	—	—
CMBS receivables	—	—	—	—
Other securities	—	—	—	—
Derivative assets	—	37	—	37
Total assets	$—	$37	$—	$37

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2015

(Unaudited and dollars in thousands, except share and per share amounts)

Liabilities:	Quoted Prices in Active Markets for Identical Assets (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (a)	Balance as of September 30, 2015
Junior subordinated notes, at fair value	$—	$—	$11,193	$11,193
Derivative liabilities	—	8,960	—	8,960
Warrants and investor SARs	—	—	22,590	22,590
Total liabilities	$—	$8,960	$33,783	$42,743

(a)	During the nine-month period ended September 30, 2015, there were no transfers between Level 1 and Level 2, as well as there were no transfers into and out of Level 3.

The following tables summarize information about our assets and liabilities measured at fair value on a recurring basis as of December 31, 2014, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (a)	Balance as of December 31, 2014
Available-for-sale securities	$—	$19,167	$—	$19,167
Security-related receivables
Unsecured REIT note receivables	—	10,995	—	10,995
CMBS receivables	—	1,250	—	1,250
Other securities	—	—	—	—
Derivative assets	—	—	—	—
Total assets	$—	$31,412	$—	$31,412

Liabilities:	Quoted Prices in Active Markets for Identical Assets (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (a)	Balance as of December 31, 2014
Junior subordinated notes, at fair value	$—	$—	$13,102	$13,102
Derivative liabilities	—	20,695	—	20,695
Warrants and investor SARs	—	—	35,384	35,384
Total liabilities	$—	$20,695	$48,486	$69,181

(a)	During the year ended December 31, 2014, there were no transfers between Level 1 and Level 2, as well as there were no transfers into and out of Level 3.

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

As of September 30, 2015

(Unaudited and dollars in thousands, except share and per share amounts)

The following table summarizes additional information about assets and liabilities that are measured at fair value on a recurring basis for which we have utilized level 3 inputs to determine fair value for the nine-month period ended September 30, 2015:

Liabilities	Warrants and investor SARS	Junior Subordinated Notes, at Fair Value	Total Level 3 Liabilities
Balance, as of December 31, 2014	$35,384	$13,102	$48,486
Change in fair value of financial instruments	(12,794)	(1,909)	(14,703)
Purchases	—	—	—
Principal Repayments	—	—	—
Balance, as of September 30, 2015	$22,590	$11,193	$33,783

Non-Recurring Fair Value Measurements

As of September 30, 2015, we measured a real estate asset at a fair value of $29,860 in our consolidated balance sheets as it was impaired.  The valuation technique was discounted cash flows and was classified in Level 3 of the fair value hierarchy.  The terminal capitalization rate and discount rate are the significant inputs to this valuation and were 9.5% and 10.5%, respectively

Our other non-recurring fair value measurements relate primarily to our commercial real estate loans that are considered impaired and for which we maintain an allowance for loss. In determining the allowance for losses, we estimate the fair value of the respective commercial real estate loan and compare that fair value to our total investment in the loan. When estimating the fair value of the commercial real estate loan, management uses discounted cash flow analyses and capitalization rates on the underlying property’s net operating income. The discounted cash flow analyses and capitalization rates are based on market information and comparable sales of similar properties.

The following tables summarize the valuation technique and the level of the fair value hierarchy for financial instruments that are not fair valued in the accompanying consolidated balance sheets but for which fair value is required to be disclosed. The fair value of cash and cash equivalents, restricted cash, secured credit facilities, term loans and CMBS facilities approximates cost due to the nature of these instruments and are not included in the tables below.

				Fair Value Measurement
	Carrying Amount as of September 30, 2015	Estimated Fair Value as of September 30, 2015	Valuation Technique	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial mortgages, mezzanine loans, other loans and preferred equity interests	$1,588,097	$1,545,992	Discounted cash flows			$1,545,992
7.0% convertible senior notes	33,784	33,176	Trading price	33,176
4.0% convertible senior notes	136,418	113,227	Trading price	113,227
7.625% senior notes	60,000	51,456	Trading price	51,456
7.125% senior notes	71,905	62,730	Trading price	62,730
Senior secured notes	64,354	68,946	Discounted cash flows			68,946
Junior subordinated notes, at amortized cost	25,100	12,063	Discounted cash flows			12,063
CDO notes payable, at amortized cost	920,691	842,096	Trading price	842,096
CMBS securitizations	500,790	497,100	Trading price	497,100
Loans payable on real estate	800,048	814,963	Discounted cash flows			814,963

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2015

(Unaudited and dollars in thousands, except share and per share amounts)

				Fair Value Measurement
	Carrying Amount as of December 31, 2014	Estimated Fair Value as of December 31, 2014	Valuation Technique	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial mortgages, mezzanine loans, other loans and preferred equity interests	$1,392,436	$1,316,796	Discounted cash flows	$—	$—	$1,316,796
7.0% convertible senior notes	33,417	41,901	Trading price	41,901	—	—
4.0% convertible senior notes	134,418	123,677	Trading price	123,677	—	—
7.625% senior notes	60,000	56,016	'Trading price	56,016	—	—
7.125% senior notes	71,905	70,064	Trading price	70,064	—	—
Senior secured notes	68,314	79,594	Discounted cash flows	—	—	79,594
Junior subordinated notes, at amortized cost	25,100	14,471	Discounted cash flows	—	—	14,471
CDO notes payable, at amortized cost	1,073,145	913,050	Trading price	913,050	—	—
CMBS securitization	389,415	389,771	Trading price	389,771	—	—
Loans payable on real estate	643,405	678,306	Discounted cash flows	—	—	678,306

.

Change in Fair Value of Financial Instruments

The following table summarizes realized and unrealized gains and losses on assets and liabilities for which we elected the fair value option of FASB ASC Topic 825, “Financial Instruments” and derivatives as reported in change in fair value of financial instruments in the accompanying consolidated statements of operations:

	For the Three-Month Periods Ended September 30		For the Nine-Month Periods Ended September 30
Description	2015	2014	2015	2014
Change in fair value of trading securities and security-related receivables	$—	$2,386	$(173)	$10,960
Change in fair value of CDO notes payable and trust preferred obligations	1,673	(23,961)	1,909	(73,294)
Change in fair value of derivatives	(644)	(702)	(1,064)	(12,413)
Change in fair value of warrants and investors SARs	(409)	12,054	12,794	15,314
Change in fair value of financial instruments	$620	$(10,223)	$13,466	$(59,433)

The changes in the fair value for the trading securities and security-related receivables, CDO notes payable, and other liabilities for which the fair value option was elected for the three-month and nine-month periods ended September 30, 2015 and 2014 was primarily attributable to changes in instrument specific credit risks. The changes in the fair value of the CDO notes payable for which the fair value option was elected was due to repayments at par because of OC failures when the CDO notes have a fair value of less than par. The changes in the fair value of derivatives for which the fair value option was elected for the three-month and nine-month periods ended September 30, 2015 and 2014 was mainly due to changes in interest rates. The changes in fair value of the warrants and investor SARs was due to changes in the reference stock price.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2015

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 9: VARIABLE INTEREST ENTITIES

The determination of when to consolidate a VIE is based on the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance together with either the obligation to absorb losses or the right to receive benefits that could be significant to the VIE. We evaluated our investments and determined that, as of September 30, 2015 and December 31, 2014, our consolidated VIEs were: RAIT I, RAIT II, IRT, Willow Grove and Cherry Hill (RAIT VIE Properties). The following table presents the assets and liabilities of our consolidated VIEs as of each respective date.

	As of September 30, 2015
	RAIT Securitizations	IRT	RAIT VIE Properties	Total
Assets
Investments in mortgages and loans, at amortized cost:
Commercial mortgages, mezzanine loans, other loans and preferred equity interests	$1,399,529	$—	$—	$1,399,529
Allowance for losses	421	—	—	421
Total investments in mortgages and loans	1,399,950	—	—	1,399,950
Investments in real estate
Investments in real estate	—	1,400,892	24,332	1,425,224
Accumulated depreciation	—	(35,304)	(4,479)	(39,783)
Total investments in real estate	—	1,365,588	19,853	1,385,441
Investments in securities and security-related receivables, at fair value	—	—	—	—
Cash and cash equivalents	—	16,939	110	17,049
Restricted cash	13,090	7,330	167	20,587
Accrued interest receivable	75,238	—	—	75,238
Other assets	11,068	5,153	7,457	23,678
Deferred financing costs
Deferred financing costs	26,028	11,493	345	37,866
Accumulated amortization	(22,621)	(792)	(289)	(23,702)
Total deferred financing costs	3,407	10,701	56	14,164
Intangible assets
Intangible assets	—	15,287	—	15,287
Accumulated amortization	—	(7,743)	—	(7,743)
Total intangible assets	—	7,544	—	7,544
Total assets	$1,502,753	$1,413,255	$27,643	$2,943,651
Liabilities and Equity
Indebtedness	$1,162,306	$993,908	$21,170	$2,177,384
Accrued interest payable	553	558	4,190	5,301
Accounts payable and accrued expenses	3	18,724	3,267	21,994
Derivative liabilities	7,993	—	—	7,993
Deferred taxes, borrowers’ escrows and other liabilities	—	5,610	3,462	9,072
Total liabilities	1,170,855	1,018,800	32,089	2,221,744
Equity:
Shareholders’ equity:
Accumulated other comprehensive income (loss)	(8,027)	5	—	(8,022)
RAIT investment	178,454	63,288	862	242,604
Retained earnings (deficit)	161,471	(10,174)	(5,308)	145,989
Total shareholders’ equity	331,898	53,119	(4,446)	380,571
Noncontrolling Interests	—	341,336		341,336
Total liabilities and equity	$1,502,753	$1,413,255	$27,643	$2,943,651

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2015

(Unaudited and dollars in thousands, except share and per share amounts)

	As of December 31, 2014
	RAIT Securitizations	IRT	RAIT VIE Properties	Total
Assets
Investments in mortgages and loans, at amortized cost:
Commercial mortgages, mezzanine loans, other loans and preferred equity interests	$1,535,097	$—	$—	$1,535,097
Allowance for losses	(8,423)	—	—	(8,423)
Total investments in mortgages and loans	1,526,674	—	—	1,526,674
Investments in real estate
Investments in real estate	—	689,112	23,899	713,011
Accumulated depreciation	—	(23,376)	(3,686)	(27,062)
Total investments in real estate	—	665,736	20,213	685,949
Investments in securities and security-related receivables, at fair value	10,995	—	—	10,995
Cash and cash equivalents	—	14,763	216	14,979
Restricted cash	14,715	5,206	244	20,165
Accrued interest receivable	74,904	—	—	74,904
Other assets	136	2,270	6,908	9,314
Deferred financing costs
Deferred financing costs	26,028	3,429	346	29,803
Accumulated amortization	(20,095)	(505)	(239)	(20,839)
Total deferred financing costs	5,933	2,924	107	8,964
Intangible assets
Intangible assets	—	7,597	—	7,597
Accumulated amortization	—	(4,346)	—	(4,346)
Total intangible assets	—	3,251	—	3,251
Total assets	$1,633,357	$694,150	$27,688	$2,355,195
Liabilities and Equity
Indebtedness	$1,315,103	$418,901	$21,280	$1,755,284
Accrued interest payable	670	49	3,661	4,380
Accounts payable and accrued expenses	3	8,353	3,290	11,646
Derivative liabilities	20,051	—	—	20,051
Deferred taxes, borrowers’ escrows and other liabilities	—	3,813	2,950	6,763
Total liabilities	1,335,827	431,116	31,181	1,798,124
Equity:
Shareholders’ equity:
Accumulated other comprehensive income (loss)	(20,788)	—	—	(20,788)
RAIT investment	114,207	71,024	743	185,974
Retained earnings (deficit)	204,111	(16,728)	(4,236)	183,147
Total shareholders’ equity	297,530	54,296	(3,493)	348,333
Noncontrolling Interests	—	208,738	—	208,738
Total liabilities and equity	$1,633,357	$694,150	$27,688	$2,355,195

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

As of September 30, 2015

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 10: SERIES D PREFERRED SHARES

On October 1, 2012, we entered into a Securities Purchase Agreement, or the purchase agreement, with ARS VI Investor I, LLC, or the investor, an affiliate of Almanac Realty Investors, LLC, or Almanac. During the period from the effective date of the purchase agreement through September 30, 2015, we sold to the investor on a private placement basis in four sales between October 2012 and March 2014 for an aggregate purchase price of $100,000, or the total commitment, the following securities, in the aggregate: (i) 4,000,000 Series D Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share, of RAIT, or the Series D Preferred Shares, (ii) common share purchase warrants, or the warrants, exercisable for 9,931,000 of our common shares, or the common shares which have subsequently adjusted to 11,014,048 shares as of the date of filing this report), and (iii) common share appreciation rights, or the investor SARs, with respect to up to 6,735,667 common shares (which have subsequently adjusted to 7,470,241 shares as of the date of filing this report).

In September 2015, we amended the Securities Purchase Agreement with Almanac related to the Series D Preferred Shares.  This amendment changed two of the covenants therein.  As consideration for this amendment, we paid Almanac $450.  We accounted for this amendment as a modification of the Series D Preferred Shares.

The warrants and investor SARs had an initial strike price of $6.00 per common share, subject to adjustment. As of the filing of this report, the strike price has adjusted to $5.41.

The warrants and investor SARs were both determined to be classified as liabilities and had a combined fair value of $22,590 as of September 30, 2015. The initial fair value of the warrants and investor SARs are recorded as a liability and re-measured at each reporting period until the warrants and investor SARs are settled. Changes in fair value will be recorded in earnings as a component of the change in fair value of financial instruments in the consolidated statement of operations.

The following table summarizes the sales activity of the Series D Preferred Shares from the effective date of the agreement through September 30, 2015:

Aggregate purchase price		$100,000
Initial value of warrants and investor SARs issued to-date	(21,805)
Costs incurred	(6,834)
Total discount		(28,639)
Discount amortization to-date		12,426
Carrying amount of Series D Preferred Shares		$83,787

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

On July 28, 2015, our board of trustees declared a third quarter 2015 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares, $0.5546875 per share on our 8.875% Series C Preferred Shares and $0.4687500 per share on our Series D Preferred Shares. The dividends were be paid on September 30, 2015 to holders of record on September 1, 2015 and totaled $6,580.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2015

(Unaudited and dollars in thousands, except share and per share amounts)

On November 4, 2015, our board of trustees declared a fourth quarter 2015 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares, $0.5546875 per share on our 8.875% Series C Preferred Shares and $0.4687500 per share on our Series D Preferred Shares. The dividends will be paid on December 31, 2015 to holders of record on December 1, 2015.

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

During the three-month period ended September 30, 2015, we issued a total of 2,493 Series A Preferred Shares pursuant to this agreement at a weighted-average price of $21.35 and we received $52 of net proceeds. During the nine-month period ended September 30, 2015, we issued a total of 530,515 Series A Preferred Shares pursuant to this agreement at a weighted-average price of $23.10 and we received $11,884 of net proceeds. During the three-month period ended September 30, 2015, we issued a total of 15,343 Series B Preferred Shares pursuant to this agreement at a weighted-average price of $22.01 per share and we received $328 of net proceeds. During the nine-month periods ended September 30, 2015, we issued a total of 52,504 Series B Preferred Shares pursuant to this agreement at a weighted-average price of $23.65 per share and we received $1,203 of net proceeds. During the three- and nine-month periods ended September 30, 2015, we issued 325 Series C Preferred Shares pursuant to this agreement at a weighted-average price of $22.90 and we received $7 of net proceeds.

As of September 30, 2015, 2,763,204 Series A Preferred Shares, 947,496 Series B Preferred Shares, and 999,675 Series C Preferred Shares remain available for issuance under the 2014 Preferred ATM agreement.

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

On September 17, 2015, the board of trustees declared a $0.18 dividend on our common shares to holders of record as of October 9, 2015. The dividend was paid on October 30, 2015 and totaled $16,276.

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

As of September 30, 2015

(Unaudited and dollars in thousands, except share and per share amounts)

On March 31, 2015, the compensation committee adopted a 2015 Annual Incentive Compensation Plan, or the annual cash bonus plan, and made awards to three of our executive officers, or the eligible officers, setting forth the basis on which 2015 target cash bonus awards are earned. In addition, the compensation committee adopted a 2015 Long Term Incentive Plan, or the LTIP, and made awards to the eligible officers setting forth the basis on which the eligible officers could earn equity compensation for the years 2015 through 2018. Pursuant to the LTIP, each eligible officer was granted an initial long term equity award, consisting of both a performance share unit award for a three year performance period and an annual restricted share award vesting over a four year period. Three components of the performance share unit award have market conditions and had grant date fair values of $3.35, $3.26 and $2.17 per share. Both the annual cash bonus plan and the LTIP were adopted pursuant to our 2012 Incentive Award Plan. From the date of adoption through September 30, 2015, we recorded $244 of compensation expense related to the LTIP.

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

Dividend Reinvestment and Share Purchase Plan (DRSPP):

We have a dividend reinvestment and share purchase plan, or DRSPP, under which we registered and reserved for issuance, in the aggregate, 10,500,000 common shares. During the nine-month period ended September 30, 2015, we issued a total of 6,106 common shares pursuant to the DRSPP at a weighted-average price of $6.29 per share and we received $38 of net proceeds. As of September 30, 2015, 7,764,433 common shares, in the aggregate, remain available for issuance under the DRSPP.

Capital on Demand™ Sales Agreement (COD):

On November 21, 2012, we entered into a Capital on Demand™ Sales Agreement, or the COD sales agreement, with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we may issue and sell up to 10,000,000 of our common shares from time to time through JonesTrading acting as agent and/or principal, subject to the terms and conditions of the COD sales agreement. Unless the COD sales agreement is earlier terminated by JonesTrading or us, the COD sales agreement automatically terminates upon the issuance and sale of all of the common shares subject to the COD sales agreement. During the nine-month period ended September 30, 2015, we did not issue any common shares pursuant to this agreement. As of September 30, 2015, 7,918,919 common shares, in the aggregate, remain available for issuance under the COD sales agreement.

Common Share Public Offering:

On August 5, 2015, we completed an 8,000,000 common share offering at a net price of $5.40 per common share. After all transaction costs, our proceeds were $42,440.

Noncontrolling Interests

On January 29, 2014, IRT completed an underwritten public offering selling 8,050,000 shares of IRT common stock for $8.30 per share raising net proceeds of $62,718. We purchased 1,204,819 shares of common stock in the offering, at the public offering price, for which no underwriting discounts and commissions were paid to the underwriters. On July 21, 2014, IRT completed an

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2015

(Unaudited and dollars in thousands, except share and per share amounts)

underwritten public offering selling 8,050,000 shares of IRT common stock for $9.50 per share raising net proceeds of $72,002. We purchased 300,000 shares of common stock in the offering, at the public offering price, for which no underwriting discounts and commissions were paid to the underwriters. On November 25, 2014, IRT completed an underwritten public offering selling 6,000,000 shares of IRT common stock for $9.60 per share raising net proceeds of $54,648. On September 17, 2015, IRT issued 15,110,994 shares of IRT common stock in connection with the TSRE merger. As of September 30, 2015 and December 31, 2014, we held 7,269,719 shares, respectively, of IRT common stock representing 15.5% and 22.9%, respectively, of the outstanding shares of IRT common stock.  On September 17, 2015 IRT also issued 1,925,419 IROP units in connection with the TSRE merger. We consolidate IRT as it is a VIE and we are the primary beneficiary. See Note 5 for additional disclosure regarding the TSRE merger. See Note 9 for additional disclosures pertaining to VIEs.

NOTE 12: EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three-month and nine-month periods ended September 30, 2015 and 2014:

	For the Three-Month		For the Nine-Month
	Periods Ended September 30		Periods Ended September 30
	2015	2014	2015	2014
Net income (loss)	$24,826	$(16,462)	$51,533	$(42,895)
(Income) loss allocated to preferred shares	(8,303)	(7,407)	(24,383)	(20,628)
(Income) loss allocated to noncontrolling interests	(23,055)	603	(21,823)	20
Net income (loss) allocable to common shares	$(6,532)	$(23,266)	$5,327	$(63,503)
Weighted-average shares outstanding—Basic	87,110,958	81,967,806	83,799,244	81,111,796
Dilutive securities	—	—	1,846,365	—
Weighted-average shares outstanding—Diluted	87,110,958	81,967,806	85,645,609	81,111,796
Earnings (loss) per share—Basic:
Earnings (loss) per share—Basic	$(0.07)	$(0.28)	$0.06	$(0.78)
Earnings (loss) per share—Diluted:
Earnings (loss) per share—Diluted	$(0.07)	$(0.28)	$0.06	$(0.78)

For the three-month and nine-month periods ended September 30, 2015, securities convertible into 21,143,824 and 20,720,300 common shares, respectively, were excluded from the earnings (loss) per share computations because their effect would have been anti-dilutive. For the three-month and nine-month periods ended September 30, 2014, securities convertible into 31,456,338 and 31,539,962 common shares, respectively, were excluded from the earnings (loss) per share computations because their effect would have been anti-dilutive.

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

As of September 30, 2015

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 14: SUPPLEMENTAL DISCLOSURE TO STATEMENT OF CASH FLOWS

The following are supplemental disclosures to the statements of cash flows for the six-month periods ended September 30, 2015 and 2014:

	For the Nine-Month
	Periods Ended September 30
	2015	2014
Cash paid for interest	$51,839	$29,129
Cash paid (refunds received) for taxes	283	191
Non-cash increase in investments in real estate from conversion of loans	—	35,180
Non-cash increase in non-controlling interest from property acquisition	—	3,362
Non-cash increase (decrease) in indebtedness from conversion to shares or debt extinguishments	—	(2,421)
Non-cash increase in indebtedness from the assumption of debt from property acquisitions	121,885	129,660
Non-cash increase in other assets from business combination	—	7,302

Also, during the nine months ended September 30, 2015, we deconsolidated a real estate property which resulted in a non-cash decrease of $23,897 to investments in real estate, a non-cash increase of $4,791 to investment in mortgages, loans and preferred equity interests, and a non-cash decrease of $18,382 to indebtedness. During the nine months ended September 30, 2015, we sold 1 real estate property whose purchase price was financed by an existing RAIT loan on the property that was assumed by the buyer. This resulted in a non-cash decrease of $15,751 to investments in real estate and a non-cash increase of $18,000 to investment in commercial mortgages, mezzanine loans and preferred equity interests.

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

•

Our IRT segment concentrates on the ownership of apartment properties in opportunistic markets throughout the United States. As of September 30, 2015, IRT owns properties totaling $1,400,892 in gross real estate investments, before accumulated depreciation.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2015

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

	Real Estate Lending Owning and Management	IRT	Taberna	Eliminations (a)	Consolidated
Three-Month Period Ended September 30, 2015:
Net interest margin	$16,690	$-	$-	$(243)	$16,447
Rental income	29,967	25,492	—	—	55,459
Fee and other income	7,932	—	—	(4,876)	3,056
Provision for losses	1,850	—	—	—	1,850
Depreciation and amortization expense	10,464	4,704	—	—	15,168
Operating income	(1,189)	(10,886)	—	—	(12,075)
Change in fair value of financial instruments	620	—	—	—	620
Income tax benefit (provision)	(23)	—	—	—	(23)
Net income (loss)	$498	$25,636	$-	$(1,308)	$24,826

Three-Month Period Ended September 30, 2014:
Net interest margin	$21,904	$-	$7,148	$(3,415)	$25,637
Rental income	28,757	13,049	—	—	41,806
Fee and other income	9,891	—	316	(2,365)	7,842
Provision for losses	1,500	—	—	—	1,500
Depreciation and amortization expense	9,894	3,309	33	—	13,236
Operating income	8,328	(65)	6,648	(1,905)	13,006
Change in fair value of financial instruments	12,493	—	(22,716)	—	(10,223)
Income tax benefit (provision)	2,198	—	(4)	—	2,194
Net income (loss)	$24,381	$(58)	$(37,572)	$(3,213)	$(16,462)

(a)	The transactions that occur between the reportable segments include advisory and property management services, as well as, providing commercial mortgages on our owned real estate.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2015

(Unaudited and dollars in thousands, except share and per share amounts)

	Real Estate Lending Owning and Management	IRT	Taberna	Eliminations (a)	Consolidated
Nine-Month Period Ended September 30, 2015:
Net interest margin	$50,028	$-	$-	$(722)	$49,306
Rental income	94,454	69,867	—	—	164,321
Fee and other income	29,557	—	—	(13,492)	16,065
Provision for losses	5,850	—	—	—	5,850
Depreciation and amortization expense	34,728	16,462	—	—	51,190
Operating income	(2,787)	(10,775)	—	—	(13,562)
Change in fair value of financial instruments	13,466	—	—	—	13,466
Income tax benefit (provision)	(1,320)	—	—	—	(1,320)
Net income (loss)	$29,711	$25,748	$-	$(3,926)	$51,533

Nine-Month Period Ended September 30, 2014:
Net interest margin	$71,251	$-	$24,453	$(15,164)	$80,540
Rental income	83,382	32,822	—	—	116,204
Fee and other income	24,062	—	932	(5,881)	19,113
Provision for losses	3,500	—	—	—	3,500
Depreciation and amortization expense	29,955	8,664	100	—	38,719
Operating income	20,675	(145)	22,823	(4,891)	38,462
Change in fair value of financial instruments	14,811	—	(74,244)	—	(59,433)
Income tax benefit (provision)	2,970	—	(516)	—	2,454
Net income (loss)	$44,251	$2,749	$(81,149)	$(8,746)	$(42,895)

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

On September 16, 2014, Taberna Capital Management, LLC, or TCM, our subsidiary, reached an agreement in principle with the staff of the Securities and Exchange Commission, or the SEC, to resolve a non-public investigation initiated by SEC staff. Consistent with this agreement in principle, the SEC accepted an offer of settlement submitted by TCM and entered an order (administrative proceeding file no. 3-16776), or the order, on September 2, 2015. TCM consented to the entry of the order without admitting or denying the findings therein. The order, among other things, required TCM to pay disgorgement of $13.0 million, prejudgment interest of $2.0 million and a civil penalty of $6.5 million, aggregating to payments of $21.5 million. The aggregate amount of these payments was consistent with our prior disclosure regarding the agreement in principle referenced above. As previously disclosed, we took a charge of $21.5 million relating to this settlement in 2014. In connection with TCM’s offer of settlement, RAIT Financial Trust provided a written commitment, or the commitment, to the SEC which became effective the date of the order. The commitment provided, among other things, that RAIT would ensure the payment by TCM of the $21.5 million of payments referenced above, which payments were made September 3, 2015.

The individuals named in the order were one of the two former executive officers and the former employee of RAIT which RAIT previously disclosed had received “Wells Notices” from the SEC staff relating to the subject of such investigation. The former executive officer left RAIT as of December 31, 2014 and the former employee left RAIT in 2010. We have been informed that the SEC staff has notified the other former executive officer who received a Wells Notice that the staff has concluded its investigation as

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2015

(Unaudited and dollars in thousands, except share and per share amounts)

to such former executive officer and that it does not intend to recommend that the SEC commence any enforcement action against such former executive officer.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to historical information, this discussion and analysis contains forward-looking statements. These statements can be identified by the use of forward-looking terminology including “may,” “believe,” “will,” “expect,” “anticipate,” “estimate,” “seek,” “continue” or similar words. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. These risks and uncertainties include, without limitation, those set forth in our filings with the Securities and Exchange Commission, including those described in the “Forward Looking Statements” and “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2014, and that we cannot assure you that we will be able to successfully implement the property sales program or achieve the expected results described in the Overview below. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report, except as may be required by applicable law.

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

Our implementation of these strategies has contributed to our loan production, improved performance in our owned real estate and our cash available for distribution, a non-GAAP financial measure. During the nine-month period ended September 30, 2015, we originated $675.1 million of commercial real estate loans, had conduit loan sales of $339.5 million and CRE loan repayments of $169.6 million, resulting in net loan growth of $166.0 million, despite volatility in the CMBS markets in the third quarter of 2015 discussed below. Our rental income increased due to the acquisition of 20 properties, less the sale of 3 properties and deconsolidation of 1 property since December 31, 2014 and improving occupancy and rental rates in our historical portfolio. Improving occupancy and rental rates in our historical portfolio also increased our rental income and net operating income. Our cash available for distribution, a non-GAAP financial measure, for the nine-month period ended September 30, 2015 increased to $0.83 per common share, including $0.07 per common share from property sales during the three-month period ended September 30, 2015, from $0.45 per common share for the comparable period in 2014. See “Non-GAAP Financial Measures” below for further disclosure regarding cash available for distribution.  IRT completed its acquisition of TSRE in the third quarter of 2015.  As IRT's external manager, in just over two years we have successfully grown IRT to 50 properties with over 14,000 units and total capitalization of $1.4 billion. This growth has led to an increasing recurrent fee stream to us for the services we provide to IRT. We generated GAAP net income allocable to common shares of $5.3 million, or $0.06 per common share-diluted, during the nine-month period ended September 30, 2015.

We will continue to seek to simplify our business and focus on our core strategy, commercial real estate lending. To do this we are accelerating the RAIT property sale program in order to recycle capital for reinvestment. We plan to sell a number of RAIT-owned properties over the next six months. We expect each of the sales to be accretive to our cash available for distribution, reduce leverage, and enable us to reallocate a significant amount of capital into the higher yielding lending business.

Key Statistics

Set forth below are key statistics relating to our business through September 30, 2015 (dollars in thousands, except per share data):

	As of or For the Three-Month Periods Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2015	2015	2015	2014	2014
Financial Statistics:
Total revenue	$74,962	$79,020	$75,710	$73,832	$75,285
Net interest margin	$16,447	$16,525	$16,334	$22,569	$25,637
Fee and other income	$3,056	$7,415	$5,594	$5,167	$7,842
Earnings (loss) per share, diluted	$(0.07)	$0.22	$(0.09)	$(3.11)	$(0.28)
Funds from operations per share	$(0.05)	$0.15	$0.05	$(2.97)	$(0.17)
Cash available for distribution per share	$0.27	$0.37	$0.19	$0.26	--
Common dividend declared per share	$0.18	$0.18	$0.18	$0.18	$0.18
Assets under management	$5,820,702	$4,764,259	$4,607,413	$4,485,525	$5,417,579
Total gross assets	$4,475,217	$3,754,148	$3,741,103	$3,681,955	$3,912,032
Commercial Real Estate (“CRE”) Loan Portfolio (a):
CRE Loans—unpaid principal	$1,604,680	$1,524,159	$1,518,969	$1,409,254	$1,369,138
CRE Loans—weighted average coupon	6.2%	6.0%	6.6%	6.5%	6.6%
Gross loan production	$237,674	$218,613	$218,770	$255,335	$255,773
Non-accrual loans—unpaid principal	$40,496	$24,851	$24,851	$25,281	$40,741
Non-accrual loans as a % of reported loans	2.5%	1.6%	1.6%	1.8%	3.0%
Reserve for losses	$14,646	$12,796	$10,797	$9,218	$15,662
Reserves as a % of non-accrual loans	36.2%	51.5%	43.4%	36.5%	38.4%
Provision for losses	$1,850	$2,000	$2,000	$2,000	$1,500
CRE Property Portfolio:
Reported investments in real estate, net (b)	$2,259,750	$1,605,316	$1,658,659	$1,671,971	$1,400,715
Net operating income (b)	$29,541	$29,116	$27,990	$23,148	$20,932
Number of properties owned (b)	105	87	89	89	80
RAIT Multifamily units owned	5,763	5,911	7,043	7,043	7,043
IRT Multifamily units owned	14,044	9,055	8,819	8,819	6,473
Office square feet owned	2,498,803	2,498,803	2,498,803	2,498,803	2,286,284
Retail square feet owned	1,378,171	1,378,171	1,378,171	1,356,487	1,356,487
Redevelopment square feet owned	436,719	436,719	435,307	434,482	434,482
Acres of land owned	20.82	21.92	21.92	21.92	21.92
Average physical occupancy data:
RAIT Multifamily properties	93.8%	94.0%	93.0%	92.4%	93.1%
IRT Multifamily properties	94.0%	93.6%	93.5%	91.9%	93.1%
Office properties	77.9%	76.8%	75.2%	75.4%	74.3%
Retail properties (f)	69.0%	69.6%	70.6%	70.8%	71.5%
Average effective rent per unit/square foot (c)
RAIT Multifamily (d)	$841	$826	$812	$806	$805
IRT Multifamily (d)	$950	$840	$827	$792	$791
Office (e)	$21.31	$21.16	$21.01	$20.48	$18.96
Retail (e) (f)	$14.71	$15.98	$14.03	$14.34	$14.72

(a)

CRE Loan Portfolio includes commercial mortgages, mezzanine loans, and preferred equity interests only. See Note 3-“Investments in Loans” in the Notes to Consolidated Financial Statements for information relating to all loans held by us.

(b)	Includes 50 apartment properties owned by IRT with a book value of $1.37 billion as of September 30, 2015.
(c)	Based on properties owned as of September 30, 2015.
(d)	Average effective rent is rent per unit per month.
(e)	Average effective rent is rent per square foot per year.
(f)	Excludes Murrels Retail, a retail property in re-development with an average occupancy of 53.6% and average effective rent per square foot of $9.67 for the quarter ended September 30, 2015.

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

To supplement and update this disclosure, during the third quarter of 2015, CMBS market conditions were volatile which impacted the performance of our conduit lending business. Bonds spreads widened during the quarter, thereby impacting gain on sale within the conduit lending business. Our conduit lending strategy has been to sell our fixed rate loans frequently, thereby reducing exposure to bond spread volatility and credit risk. The widening of these spreads had the effect of reducing our fee income from sales of conduit loans though we earned $0.4 million of gains for this quarter and $6.1 million of gains during the nine months ended September 30, 2015.

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

The tables below describe certain characteristics of our commercial mortgages, mezzanine loans, and preferred equity interests as of September 30, 2015 (dollars in thousands):

	Carrying Value	Weighted- Average Coupon	Range of Maturities (a)	Number of Loans
Commercial Real Estate (CRE) Loans
Commercial mortgages	$1,353,636	5.2%	Jan. 2016 to Jan. 2029	117
Mezzanine loans	198,241	9.6%	Jul. 2015 to May 2025	63
Preferred equity interests	37,361	6.3%	Feb. 2016 to Aug. 2033	9
Total investments in loans	$1,589,238	6.2%		189

(a)	Two mezzanine loans that are 90 days or more past due have a contractual maturity date of July 2015.

During the nine-month period ended September 30, 2015, we originated $675.1 million of CRE loans, had conduit loan sales of $339.5 million and CRE loan repayments of $169.6 million, resulting in net loan growth of $166.0 million.

The charts below describe the property types and the geographic breakdown of our commercial mortgages, mezzanine loans, other loans, and preferred equity interests as of September 30, 2015:

(a)	Based on carrying amount.

Investments in real estate. We invest in real estate properties, primarily multi-family properties, throughout the United States. The table below describes certain characteristics of our investments in real estate as of September 30, 2015 (dollars in thousands):

	Investments in Real Estate (a)	Average Physical Occupancy	Units/ Square Feet/ Acres	Number of Properties
RAIT Multi-family real estate properties	$506,825	93.8%	5,763	24
IRT Multi-family real estate properties	1,400,892	94.0%	14,044	50
Office real estate properties	356,149	77.9%	2,498,803	17
Retail real estate properties	133,911	69.0%	1,814,890	6
Parcels of land	50,554	N/A	20.8	8
Total	$2,448,331			105

(a)	Based on properties owned as of September 30, 2015.

The charts below describe the property types and the geographic breakdown of our investments in real estate as of September 30, 2015:

(a)	Based on book value.

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

As of September 30, 2015, we have sponsored five securitizations with varying amounts of retained or residual interests held by us which we consolidate in our financial statements as follows: RAIT I, RAIT II, RAIT 2014-FL2 Trust, or RAIT FL2, RAIT 2014-FL3 Trust, or RAIT FL3 and RAIT 2014-FL4 Trust, or RAIT FL4. We refer to RAIT FL2, RAIT FL3 and RAIT FL4 as the FL securitizations. The assets and liabilities of these securitizations are presented at amortized cost in our consolidated financial statements. We originated substantially all of the loans collateralizing RAIT I, RAIT II and the FL securitizations. We serve as the collateral manager, servicer and special servicer on RAIT I and RAIT II and as servicer and special servicer for each of the FL securitizations.

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

A summary of the investments in our consolidated securitizations as of the most recent payment information is as follows:

•

RAIT I—RAIT I has $815.03 million of total collateral at par value, of which $23.7 million is defaulted. The current overcollateralization, or OC, test is passing at 130.2% with an OC trigger of 116.2%. We currently own $67.0 million of the securities that were originally rated investment grade and $200.0 million of the non-investment grade securities issued by this securitization. We are currently receiving all distributions required by the terms of our retained interests in this securitization and are receiving all of our collateral management fees. We pledged $31.6 million of the securities we own issued by RAIT I as collateral for a senior secured note we issued.

•

RAIT II—RAIT II has $629.6 million of total collateral at par value, of which $19.5 million is defaulted. The current OC test is passing at 124.7% with an OC trigger of 111.7%. We currently own $108.5 million of the securities that were originally rated investment grade and $140.7 million of the non-investment grade securities issued by this securitization. We are currently receiving all distributions required by the terms of our retained interests in this securitization and are receiving all of our collateral management fees. We pledged $75.1 million of the securities we own issued by RAIT II as collateral for a senior secured note we issued.

•

RAIT FL1—During the third quarter of 2015, RAIT exercised its right to unwind RAIT 2013-FL1 Trust, or RAIT FL1, and repaid the outstanding notes. We refinanced the $55 million of remaining loans through our warehouse financing arrangement. Loan repayments in RAIT FL1 decreased the efficiency of the securitization and by unwinding this securitization, we increased our returns on our remaining assets. We are planning to re-securitize the remaining loans in our future FL securitizations.

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

Independence Realty Trust, Inc.

IRT common stock trades on the NYSE MKT under the symbol “IRT” with a closing price of $8.07 as of November 6, 2015. We currently hold 7,269,719 shares of IRT common stock representing 15.5% percent of the outstanding shares of IRT common stock as of November 6, 2015. We continue to consolidate IRT in our financial results as of September 30, 2015. For the nine-month period ended September 30, 2015, we reflected IRT’s operating results in our financial results, including $25.7 million of net income. As of September 30, 2015, IRT owned 50 multi-family properties with 14,044 units and a book value of $1.4 billion which were reflected on our balance sheet. For the nine-month period ended September 30, 2015, we earned $3.7 million of fees from IRT under our advisory agreement with IRT and received $3.9 million of distributions declared on our IRT common stock, both of which are eliminated in consolidation. We characterize IRT as one of our operating segments and break out its financial performance in our financial statements.

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

On September 17, 2015, IRT completed the mergers, or the TSRE merger, with Trade Street Residential, Inc., or TSRE. Pursuant to the TSRE merger, (i) a subsidiary of IROP merged into the operating partnership subsidiary of TSRE, or the TSR OP, with TSR OP continuing as the surviving entity, and (ii) TSRE merged with and an IRT’s subsidiary, with our subsidiary continuing as the surviving entity and a wholly-owned subsidiary of IRT. As a result of the TSRE merger, each outstanding share of common stock of TSRE was converted automatically into the right to receive (a) $3.80 in cash and (b) 0.4108 shares of common stock of IRT, plus cash in lieu of fractional shares. As a result, we issued approximately 15.1 million shares of common stock as equity consideration in the TSRE merger. Immediately prior to the TSRE merger, the third party holder of TSR OP units, contributed all of their TSR OP units to IROP in exchange for 1,925,419 units of limited partnership interest of IRT Operating Partnership (“IROP, or IROP Units”), plus cash in lieu of fractional IROP Units. As a result of the TSRE merger, we have over $1.4 billion of total capitalization and own 14,044 units across 50 properties. The net assets and results of operations of TSRE have been included in our condensed consolidated financial statements beginning September 17, 2015. See Note 5: Investments in Real Estate for further information.

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

The table below summarizes our AUM as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	AUM as of September 30, 2015	AUM as of December 31, 2014
Commercial real estate loan portfolio (1)	$1,604,680	$1,409,254
Investment in real estate (2)	2,448,331	1,840,451
Property management (3)	1,767,691	1,235,820
Total	$5,820,702	$4,485,525

(1)

As of September 30, 2015 and December 31, 2014, our commercial real estate portfolio was comprised of $577.9 million and $671.7 million, respectively, of assets collateralizing RAIT I and RAIT II and $406.7 million and $246.7 million, respectively, of commercial mortgages, mezzanine loans and preferred equity interests that were not securitized. As of September 30, 2015 and December 31, 2014, our commercial real estate portfolio was also comprised of $185.6 million and $196.1 million, respectively, of assets collateralizing RAIT FL2, $215.2 million and $215.2 million of assets collateralizing RAIT FL3 and $219.3 million and $0 million of assets collateralizing RAIT FL4.

(2)	As of September 30, 2015 and December 31, 2014, includes $1.4 billion and $689.1 million, respectively, of investments in real estate of IRT.
(3)

In the fourth quarter of 2013, we exercised our rights under a preferred equity investment we had made in Urban Retail Properties, LLC, or Urban Retail, to assume control of Urban Retail. We completed our acquisition of the equity of Urban Retail in March 2014. Urban Retail manages 63 properties with 19,668,831 square feet in 25 states as of September 30, 2015. In addition, on July 1, 2015 we exercised our rights under the operating agreement for our subsidiary, RAIT Residential, to acquire the 25% of its equity held by unaffiliated investors, making RAIT Residential our wholly owned subsidiary. RAIT Residential provides property management services to apartment properties, including IRT’s properties.

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

We calculate CAD by subtracting from or adding to net income (loss) attributable to common shareholders the following items: depreciation and amortization items including depreciation and amortization, straight-line rental income or expense, amortization of in place leases, amortization of deferred financing costs, amortization of discount on financings and equity-based compensation; changes in the fair value of our financial instruments; realized non-cash gain (loss) on assets and other; provision for loan losses; impairment on depreciable property; acquisition gains or losses and transaction costs; certain fee income eliminated in consolidation that is attributable to third parties; and one-time events pursuant to changes in U.S. GAAP and certain other non-routine items.

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

Set forth below is a reconciliation of CAD to net income (loss) allocable to common shares for the three-month periods ended September 30, 2015 and 2014 (dollars in thousands, except share information):

	For the Three-Month Period Ended September 30, 2015		For the Three-Month Period Ended September 30, 2014
	Amount	Per Share (1)	Amount	Per Share (2)
Cash Available for Distribution:
Net income (loss) allocable to common shares	$(6,532)	$(0.07)	$(23,266)	$(0.28)
Adjustments:
Depreciation and amortization expense	15,168	0.17	13,236	0.16
Change in fair value of financial instruments	(620)	(0.01)	10,223	0.13
(Gains) losses on assets	(1,030)	(0.01)	(25)	-
TSRE financing extinguishment and employee separation expenses	27,508	0.31	-	-
(Gain) loss on IRT merger with TSRE	(64,012)	(0.73)	-	-
Taberna VIII and Taberna IX securitizations, net effect	-	-	(6,975)	(0.09)
Straight-line rental adjustments	(78)	-	(238)	-
Share-based compensation	1,158	0.01	1,148	0.01
Acquisition Expenses	12,901	0.15	-	-
Origination fees and other deferred items	10,198	0.12	5,718	0.07
Provision for losses	1,850	0.02	1,500	0.02
Asset impairment	7,250	0.08	-	-
Noncontrolling interest effect of certain adjustments	19,939	0.23	(1,716)	(0.02)
Cash Available for Distribution	$23,700	$0.27	$(395)	0.00

(1)	Based on 87,110,958 weighted-average shares outstanding for the three-month period ended September 30, 2015.
(2)	Based on 81,967,806 weighted-average shares outstanding for the three-month period ended September 30, 2014.

Set forth below is a reconciliation of CAD to net income (loss) allocable to common shares for the nine-month periods ended September 30, 2015 and 2014 (dollars in thousands, except share information):

	For the Nine-Month Period Ended September 30, 2015		For the Nine-Month Period Ended September 30, 2014
	Amount	Per Share (1)	Amount	Per Share (2)
Cash Available for Distribution:
Net income (loss) allocable to common shares	$5,327	$0.06	$(63,503)	$(0.78)
Adjustments:
Depreciation and amortization expense	51,190	0.60	38,719	0.48
Change in fair value of financial instruments	(13,466)	(0.16)	59,433	0.73
(Gains) losses on assets	(4,401)	(0.05)	5,350	0.07
TSRE financing extinguishment and employee separation expenses	27,508	0.33	-	-
(Gain) loss on IRT merger with TSRE	(64,012)	(0.76)	-	-
(Gains) losses on extinguishment of debt	-	-	(2,421)	(0.03)
Taberna VIII and Taberna IX securitizations, net effect	-	-	(21,063)	(0.26)
Straight-line rental adjustments	(53)	-	(329)	-
Share-based compensation	3,553	0.04	3,777	0.05
Acquisition Expenses	14,843	0.18	-	-
Origination fees and other deferred items	24,891	0.30	15,450	0.19
Provision for losses	5,850	0.07	3,500	0.04
Asset impairment	7,250	0.09	-	-
Noncontrolling interest effect of certain adjustments	10,805	0.13	(2,351)	(0.03)
Cash Available for Distribution	$69,285	$0.83	$36,562	$0.45

(1)	Based on 83,799,244 weighted-average shares outstanding for the nine-month period ended September 30, 2015.
(2)	Based on 81,111,796 weighted-average shares outstanding for the nine-month period ended September 30, 2014.

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

Set forth below is a reconciliation of FFO to net income (loss) allocable to common shares for the three-month periods ended September 30, 2015 and 2014 (dollars in thousands, except share information):

	For the Three-Month Period Ended September 30, 2015		For the Three-Month Period Ended September 30, 2014
	Amount	Per Share (1)	Amount	Per Share (2)
Funds From Operations:
Net income (loss) allocable to common shares	$(6,532)	$(0.07)	$(23,266)	$(0.28)
Adjustments:
Real estate depreciation and amortization	9,535	0.11	9,116	0.11
(Gains) losses on the sale of real estate	(7,430)	(0.09)	(2)	(0.00)
Funds From Operations allocable to common shares	$(4,427)	$(0.05)	$(14,152)	$(0.17)

(1)	Based on 87,110,958 weighted-average shares outstanding for the three-month period ended September 30, 2015.
(2)	Based on 81,967,806 weighted-average shares outstanding for the three-month period ended September 30, 2014.

Set forth below is a reconciliation of FFO to net income (loss) allocable to common shares for the nine-month periods ended September 30, 2015 and 2014 (dollars in thousands, except share information):

	For the Nine-Month Period Ended September 30, 2015		For the Nine-Month Period Ended September 30, 2014
	Amount	Per Share (1)	Amount	Per Share (2)
Funds From Operations:
Net income (loss) allocable to common shares	$5,327	$0.06	$(63,503)	$(0.78)
Adjustments:
Real estate depreciation and amortization	30,979	0.37	27,250	0.34
(Gains) losses on the sale of real estate	(24,711)	(0.29)	319	0.00
Funds From Operations allocable to common shares	$11,595	$0.14	$(35,934)	$(0.44)

(1)	Based on 83,799,244 weighted-average shares outstanding for the nine-month period ended September 30, 2015.
(2)	Based on 81,111,796 weighted-average shares outstanding for the nine-month period ended September 30, 2014.

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

Set forth below is a reconciliation of adjusted book value to shareholders’ equity as of September 30, 2015 (dollars in thousands, except share information):

	As of September 30, 2015
	Amount	Per Share (1)
Total shareholders’ equity	$403,081	$4.43
Liquidation value of preferred shares characterized as equity(2)	(232,187)	(2.55)
Book value	170,894	1.88
Adjustments:
Derivative liabilities	8,960	0.10
Fair value for warrants and investor SARs	22,590	0.25
Accumulated depreciation and amortization	283,690	3.12
Valuation of recurring collateral, property management fees	98,193	1.08
Total adjustments	413,433	4.55
Adjusted book value	$584,327	$6.43

(1)	Based on 90,898,034 common shares outstanding as of September 30, 2015.
(2)

Based on 5,306,084 Series A preferred shares, 2,340,969 Series B preferred shares, and 1,640,425 Series C preferred shares outstanding as of September 30, 2015, all of which have a liquidation preference of $25.00 per share.

Results of Operations

Three-Month Period Ended September 30, 2015 Compared to the Three-Month Period Ended September 30, 2014

Revenue

Net interest margin. Net interest margin decreased $9.3 million, or 36%, to $16.4 million for the three-month period ended September 30, 2015 from $25.7 million for the three-month period ended September 30, 2014. Investment interest income has decreased $4.8 million as a result of our exit from the Taberna business in December 2014 and $2.8 million as a result of non-routine items including our acquisition of Urban and the conversion of certain loans to real estate owned property. Investment interest expense has increased $3.1 million related to the RAIT FL3 securitization issued in October 2014 and the RAIT FL4 securitization issued in May 2015. This was partially offset by a $0.8 million reduction of interest expense related to our hedging activities.

Rental income. Rental income increased $13.7 million to $55.5 million for the three-month period ended September 30, 2015 from $41.8 million for the three-month period ended September 30, 2014. The increase is attributable to $11.5 million of rental income from 29 new properties acquired or consolidated since September 30, 2014, $3.4 million of rental income from six properties acquired during the three-month period ended September 30, 2014 present for a full quarter of operations in 2015 and $1.7 million of rental income from improved occupancy and rental rates in 2015 as compared to 2014 in the remaining properties. The increase was partially offset by a $3.0 million decrease of rental income related to six properties disposed of after September 30, 2014.

Fee and other income. Fee and other income decreased $4.7 million to $3.1 million for the three-month period ended September 30, 2015 from $7.8 million for the three-month period ended September 30, 2014. The decrease is attributable to $3.3 million of less conduit fee income generated during the three-month period ended September 30, 2015 as compared to the same period in 2014 and a decrease of $1.2 million of property management fee income due to the timing of leasing commissions during the three-month period ended September 30, 2015 as compared to the same period in 2014.

Expenses

Interest expense. Interest expense increased $5.7 million, or 41%, to $19.6 million for the three-month period ended September 30, 2015 from $13.9 million for the three-month period ended September 30, 2014. The increase is primarily attributable to $3.2 million of interest expense from the increase in our loans payable on real estate, $0.6 million from the 7.125% senior notes issued in August 2014, and $1.3 million related to our senior secured notes.

Real estate operating expense. Real estate operating expense increased $5.0 million to $25.9 million for the three-month period ended September 30, 2015 from $20.9 million for the three-month period ended September 30, 2014. The increase is attributable to $5.2 million of real estate operating expenses from 29 properties acquired or consolidated since September 30, 2014 and $1.4 million from six properties acquired during the three-month period ended September 30, 2014 present for a full quarter of operations in 2015. The increase was partially offset by a $1.5 million decrease of real estate operating expense related to six properties disposed of after September 30, 2014.

Compensation expense. Compensation expense decreased $0.1 million to $7.1 million for the three-month period ended September 30, 2015 from $7.2 million for the three-month period ended September 30, 2014.

General and administrative expense. General and administrative expense decreased $0.3 million to $4.5 million for the three-month period ended September 30, 2015 from $4.8 million for the three-month period ended September 30, 2014.

Acquisition expense. Acquisition expense increased $12.1 million to $12.9 million for the three-month period ended September 30, 2015 from $0.8 million for the three-month period ended September 30, 2014. These expenses were incurred in connection with the TSRE merger in which IRT acquired 19 properties during the three-month period ended September 30, 2015.

Depreciation and amortization expense. Depreciation and amortization expense increased $2.0 million to $15.2 million for the three-month period ended September 30, 2015 from $13.2 million for the three-month period ended September 30, 2014. The increase is attributable to $2.3 million of depreciation and amortization expense from 29 new properties acquired or consolidated since September 30, 2014 and $1.1 million from six properties acquired during the three-month period ended September 30, 2014 present for a full quarter of operations in 2015. The increase was partially offset by $0.8 million of depreciation expense related to six properties that were disposed of after September 30, 2014 along with a reduction of $0.7 million of depreciation expense in our same store portfolio.

Other income (expense)

Other income (expense). During the three-month period ended September 30, 2014, other income (expense) included a $21.5 million charge relating to the pending settlement agreement with the SEC. See Part II. Other Information—Item 1. Legal Proceedings.

Gains (losses) on assets. During the three-month period September 30, 2015, one real estate property and two parcels of land were sold resulting in a gain of $7,430.

Gain on IRT merger with TSRE.  IRT recognized a $64 million gain from a bargain purchase on the TSRE merger during the three-month period ended September 30, 2015.

Asset impairment. During the three-month period September 30, 2015, one real estate property was impaired resulting in the recognition of impairment of $7,250.

TSRE financing extinguishment and employee separation expenses.  In connection with the TSRE merger that occurred during the three-month period ended September 30, 2015, IRT incurred $27.5 million of financing extinguishment and employee separation expenses.

Change in fair value of financial instruments. During the three-month period ended September 30, 2015, the change in fair value of financial instruments increased our net income by $0.6 million. The fair value adjustments we recorded were as follows (dollars in thousands):

Description	For the Three- Month Period Ended September 30, 2015	For the Three- Month Period Ended September 30, 2014
Change in fair value of trading securities and security-related receivables	$—	$2,386
Change in fair value of CDO notes payable and trust preferred obligations	1,673	(23,961)
Change in fair value of derivatives	(644)	(702)
Change in fair value of warrants and investor SARs	(409)	12,054
Change in fair value of financial instruments	$620	$(10,223)

The changes in the fair value for the trading securities and security-related receivables, CDO notes payable, and other liabilities for which the fair value option was elected for the three-month periods ended September 30, 2015 and 2014 was primarily attributable to changes in instrument specific credit risks. The changes in the fair value of the CDO notes payable for which the fair value option was elected was also due to required repayments at par of senior CDO notes due to OC failures when the CDO notes being repaid have a fair value of less than par. The changes in the fair value of derivatives for which the fair value option was elected for the three-month periods ended September 30, 2015 and 2014 was mainly due to changes in interest rates. The change in fair value of the warrants and investor SARs was due to changes in the reference stock price.

Income tax benefit (provision). Income tax benefit (provision) decreased as we expect the taxable REIT subsidiary that conducts our conduit loan operations to have taxable income for the foreseeable future and we removed the valuation allowance against a portion of its net operating loss carryforwards.

Nine-Month Period Ended September 30, 2015 Compared to the Nine-Month Period Ended September 30, 2014

Revenue

Net interest margin. Net interest margin decreased $31.2 million, or 39%, to $49.3 million for the nine-month period ended September 30, 2015 from $80.5 million for the nine-month period ended September 30, 2014. Investment interest income has decreased $15.3 million as a result of our exit from the Taberna business in December 2014, $13.2 million as a result of non-routine items including our acquisition of Urban and the conversion of certain loans to real estate owned property, and $1.5 million as a result of increased interest expense related to our CMBS facilities due to increased loan activity.

Rental income. Rental income increased $48.1 million to $164.3 million for the nine-month period ended September 30, 2015 from $116.2 million for the nine-month period ended September 30, 2014. The increase is attributable to $28.3 million of rental income from 29 new properties acquired or consolidated since September 30, 2014, $18.5 million from 21 properties acquired during the nine-month period ended September 30, 2014 present for a full three quarters of operations in 2015 and $4.4 million from improved occupancy and rental rates in 2015 as compared to 2014 in the remaining properties. The increase was partially offset by $3.1 million of rental income related to seven properties that were disposed of in the nine-month period ending September 30, 2014 or 2015.

Fee and other income. Fee and other income decreased $3.0 million to $16.1 million for the nine-month period ended September 30, 2015 from $19.1 million for the nine-month period ended September 30, 2014. The decrease is primarily attributable to $1.3 million of less conduit fee income generated during the nine-month period ended September 30, 2015 as compared to the same period in 2014 and a $0.4 million decrease in property reimbursement income due to timing of leasing commissions during the nine-month period ended September 30, 2015 as compared to the same period in 2014.

Expenses

Interest expense. Interest expense increased $20.1 million, or 52%, to $58.9 million for the nine-month period ended September 30, 2014 from $38.8 million for the nine-month period ended September 30, 2014. The increase is primarily attributable to $11.1 million of interest expense from the increase in our loans payable on real estate, $1.3 million from the 7.625% senior notes issued in April 2014, $3.1 million from the 7.125% senior notes issued in August 2014, and $3.9 million related to our senior secured notes.

Real estate operating expense. Real estate operating expense increased $19.0 million to $77.7 million for the nine-month period ended September 30, 2015 from $58.7 million for the nine-month period ended September 30, 2014. Operating expenses increased $13.5 million primarily due to 29 new properties acquired or consolidated since September 30, 2014 and $8.4 million from 21 properties acquired during the nine-month period ended September 30, 2014 present for a full three quarters of operations in 2015. The increase was partially offset by $1.7 million of real estate operating expenses related to seven properties that were disposed of in the nine-month period ending September 30, 2014 or 2015 and a reduction of $1.2 million of real estate operating expense in our same store portfolio.

Compensation expense. Compensation expense decreased $3.3 million, or 14%, to $19.8 million for the nine-month period ended September 30, 2015 from $23.1 million for the nine-month period ended September 30, 2014. This decrease was primarily attributable to lower bonus accruals, salary costs and stock compensation expense for the nine-month period ended September 30, 2015 as compared to the nine-month period ended September 30, 2014.

General and administrative expense. General and administrative expense increased $1.8 million, or 7%, to $15.0 million for the nine-month period ended September 30, 2015 from $13.2 million for the nine-month period ended September 30, 2014. This increase was primarily attributable to an increase of $1.1 million in professional service fees and $0.7 million of insurance expense in the nine-month period ended September 30, 2015 as compared to the same period in 2014.

Acquisition expense. Acquisition expense increased $13.4 million to $14.8 million for the nine-month period ended September 30, 2015 from $1.4 million for the nine-month period ended September 30, 2014. These expenses were primarily incurred in connection with the TSRE merger in which IRT acquired 19 properties during the nine-month period ended September 30, 2015.

Depreciation and amortization expense. Depreciation and amortization expense increased $12.5 million to $51.2 million for the nine-month period ended September 30, 2015 from $38.7 million for the nine-month period ended September 30, 2014. The increase is attributable to $9.7 million of depreciation and amortization expense from 29 new properties acquired or consolidated since September 30, 2014, $ 3.1 million from 21 properties acquired during the nine-month period ended September 30, 2014 present for a full three quarters of operations in 2015, $1.1 million from our other consolidated properties and an increase in corporate depreciation and amortization of $0.1 million. The increase was partially offset by $1.5 million of depreciation expense related to seven properties that was disposed of in the nine-month period ending September 30, 2014 or 2015.

Other income (expense)

Other income (expense). During the nine-month period ended June 30, 2015, gains (losses) on assets was due to a gain on the disposition of one property. During the nine-month period ended September 30, 2014, other income (expense) included a $21.5 million settlement charge relating to the settlement agreement. See Part II. Other Information – Item 1. Legal Proceedings.

Gains (losses) on assets. During the nine-month period ended September 30, 2015, gains (losses) on assets consisted of a $24.7 million gain related to the disposition of six properties. During the nine-month period ended September 30, 2014, gains (losses) on assets included a $7.7 million loss on sale of asset held by T8 and T9 which resulted from the illiquid nature of the investment, a

$3.0 million charge off for certain assets that were disposed of and a $0.3 million loss related to the disposition of a real estate property. This was partially offset by a $5.7 million gain on property acquisitions as the fair value of the properties acquired exceeded the purchase price.

Gain on IRT merger with TSRE.  IRT recognized a $64 million gain from a bargain purchase on the TSRE merger during the nine-month period ended September 30, 2015.

Gains (losses) on extinguishment of debt. During the nine-month period ended September 30, 2014, gains (losses) on extinguishment of debt was due to the repurchase of $5.8 million principal amount of RAIT I debt notes from the market for $3.4 million of cash.

Asset impairment. During the nine-month period September 30, 2015, one real estate property was impaired resulting in the recognition of impairment of $7,250.

TSRE financing extinguishment and employee separation expenses.  In connection with the TSRE merger that occurred during the nine-month period ended September 30, 2015, IRT incurred $27.5 million of financing extinguishment and employee separation expenses.

Change in fair value of financial instruments. During the nine-month period ended September 30, 2015, the change in fair value of financial instruments increased our net income by $13.5 million. The fair value adjustments we recorded were as follows (dollars in thousands):

Description	For the Nine- Month Period Ended September 30, 2015	For the Nine- Month Period Ended September 30, 2014
Change in fair value of trading securities and security-related receivables	$(173)	$10,960
Change in fair value of CDO notes payable and trust preferred obligations	1,909	(73,294)
Change in fair value of derivatives	(1,064)	(12,413)
Change in fair value of warrants and investor SARs	12,794	15,314
Change in fair value of financial instruments	$13,466	$(59,433)

The changes in the fair value for the trading securities and security-related receivables, CDO notes payable, and other liabilities for which the fair value option was elected for the nine-month periods ended September 30, 2015 and 2014 was primarily attributable to changes in instrument specific credit risks. The changes in the fair value of the CDO notes payable for which the fair value option was elected was also due to required repayments at par of senior CDO notes due to OC failures when the CDO notes being repaid have a fair value of less than par. The changes in the fair value of derivatives for which the fair value option was elected for the nine-month periods ended September 30, 2015 and 2014 was mainly due to changes in interest rates. The change in fair value of the warrants and investor SARs was due to changes in the reference stock price.

Income tax benefit (provision). Income tax benefit (provision) decreased as we expect the taxable REIT subsidiary that conducts our conduit loan operations to have taxable income for the foreseeable future and we removed the valuation allowance against a portion of its net operating loss carryforwards.

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

Our primary cash requirements are as follows:

•	to make investments and fund the associated costs;
•	to repay our indebtedness, including repurchasing, redeeming or retiring our debt before it becomes due;
•	to pay our expenses, including compensation to our employees;
•	to pay U.S. federal, state, and local taxes of our taxable REIT subsidiaries; and
•	to distribute a minimum of 90% of our REIT taxable income and to make investments in a manner that enables us to maintain our qualification as a REIT.

We intend to meet these liquidity requirements primarily through the following:

•	the use of our cash and cash equivalent balances of $92.7 million as of September 30, 2015;
•	cash generated from operating activities, including net investment income from our investment portfolio, and fee income generated by our commercial real estate platform;
•	proceeds from the sales of assets, including the expected property sales described in Overview above;
•	proceeds from future borrowings, including our CMBS facilities and loan participations; and
•	proceeds from future offerings of our securities, including those through our DRSPP and ATM programs.

Cash Flows

As of September 30, 2015 and 2014, we maintained cash and cash equivalents of approximately $92.7 million and $116.8 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Nine-Month Periods Ended September 30
	2015	2014
Cash flow from operating activities	$59,781	$1,457
Cash flow from investing activities	(296,352)	(465,815)
Cash flow from financing activities	207,497	492,278
Net change in cash and cash equivalents	(29,074)	27,920
Cash and cash equivalents at beginning of period	121,726	88,847
Cash and cash equivalents at end of period	$92,652	$116,767

The cash outflow for investing activities for the nine-month period ended September 30, 2015 is substantially due to new investments in loans of $362.6 million which exceeded loan repayments of $169.6 million. We also had cash outflows of $137 million related to the TSRE merger. The cash outflow for investing activities for the nine-month period ended September 30, 2014 is substantially due to new investments in loans of $726.5 million which exceeded loan repayments and conduit loan sales of $381.2 million. We also had cash outflows of $237.2 million due to the acquisition of real estate properties and capital expenditures in our owned real estate assets.

Cash flow from operating activities for the nine-month period ended September 30, 2015, as compared to the same period in 2014, has increased due to more sales of conduit loans during the nine-month period ended September 30, 2015 offset by the timing of payments for various accounts payable and accrued liabilities.

The cash inflow from our financing activities during the nine-month period ended September 30, 2015 is primarily due to the issuance of our preferred shares and common shares, proceeds from our repurchase agreements, proceeds from RAIT FL4, and proceeds from secured credit facilities and loans payable on real estate. These cash inflows were partially offset by the outflows from the repayments on secured credit facilities and loans payable on real estate, the repayments and repurchases of our CDO notes payable and the repayments of our repurchase agreements during the nine-month period ended September 30, 2015.

As a REIT, we evaluate our dividend coverage based on our cash flow from operating activities, excluding acquisition expenses, the origination and sale of conduit loans, IRT’s TSRE employee separation expenses, and changes in assets and liabilities. During the nine-month period ended September 30, 2015, we paid distributions to our preferred shareholders, common shareholders, and non-controlling interests of $78.2 million and generated cash flows from operating activities, before acquisition expenses, origination and sale of conduit loans, IRT’s TSRE employee separation expenses, and changes in assets and liabilities of $70.7 million.  The $7.5 million of excess distributions was funded through cash flows from the disposition of real estate assets, which is included in cash flows from investing activities in the consolidated statements of cash flows and totaled $20.3 million during the nine-month period ended September 30, 2015.

Capitalization

Refer to Note 6: Indebtedness and Note 11: Shareholders’ Equity in the Notes to Consolidated Financial Statements for information regarding our capitalization.

Off-Balance Sheet Arrangements and Commitments

There have been no material changes in off-balance sheet arrangements or commitments during the nine-month period ended September 30, 2015 from the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2014. Reference is made to Item 7 included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

There have been no material changes in quantitative and qualitative market risks during the six-month period ended September 30, 2015 from the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2014. Reference is made to Item 7A included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Under the supervision of our chief executive officer and chief financial officer and with the participation of our disclosure committee, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon a previously identified material weakness in our internal control over financial reporting, as of December 31, 2014, related to the lack of sufficient qualified resources to ensure appropriate design and operating effectiveness of our internal controls over financial reporting, specifically our reconciliation controls, management review controls and controls over complex transaction and accounting estimates, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at September 30, 2015.

Management is in the process of remediating the material weakness described above. Management has enhanced its reconciliation controls, management review controls, and controls over complex transactions and accounting estimates by (i) supplementing its resources, (ii) upgrading its outsourced internal audit function, (iii) designing and documenting additional management review controls, and (iv) providing additional training to effectively perform reconciliation controls, management review controls and controls related to complex transactions and accounting estimates. Management is in the process of evaluating the operating effectiveness of these controls.

We also have made organizational changes and developed skills in our employees in order to strengthen and improve our internal control over financial reporting.

Management believes that these measures will remediate the previously identified material weakness. While we have completed our initial testing of these new controls and have concluded they are in place and operating as designed, we are monitoring their ongoing effectiveness, and will consider the material weakness remediated after the applicable remedial controls operate effectively for an additional period of time.

Changes in Internal Control Over Financial Reporting

Except as otherwise stated above, there were no changes in our internal control over financial reporting or in other factors during the quarter ended September 30, 2015, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

General

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

TCM SEC Settlement

On September 16, 2014, Taberna Capital Management, LLC, or TCM, our subsidiary, reached an agreement in principle with the staff of the Securities and Exchange Commission, or the SEC, to resolve a non-public investigation initiated by SEC staff. Consistent with this agreement in principle, the SEC accepted an offer of settlement submitted by TCM and entered an order (administrative proceeding file no. 3-16776), or the order, on September 2, 2015. TCM consented to the entry of the order without admitting or denying the findings therein. The order, among other things, required TCM to pay disgorgement of $13.0 million, prejudgment interest of $2.0 million and a civil penalty of $6.5 million, aggregating to payments of $21.5 million. The aggregate amount of these payments was consistent with our prior disclosure regarding the agreement in principle referenced above. As previously disclosed, we took a charge of $21.5 million relating to this settlement in 2014. In connection with TCM’s offer of settlement, RAIT Financial Trust provided a written commitment, or the commitment, to the SEC which became effective the date of the order. The commitment provided, among other things, that RAIT would ensure the payment by TCM of the $21.5 million of payments referenced above, which payments were made September 3, 2015.

The order also sets forth the terms of settlements with two individuals named in the order relating to the subject of such investigation.  These individuals were one of the two former executive officers and the former employee of RAIT which RAIT previously disclosed had received “Wells Notices” from the SEC staff relating to the subject of such investigation. These individuals consented to the entry of the order without admitting or denying the findings therein.  The order, among other things, imposed sanctions on, and required the payment of civil penalties by, each of these individuals. The former executive officer left RAIT as of December 31, 2014 and the former employee left RAIT in 2010. We have been informed that the SEC staff has notified the other former executive officer who received a Wells Notice that the staff has concluded its investigation as to such former executive officer and that it does not intend to recommend that the SEC commence any enforcement action against such former executive officer.

Item 1A.	Risk Factors

There have not been any material changes from the risk factors previously disclosed in Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

 Item 5.         Other Information

The disclosure below is intended to satisfy any obligation of ours to provide disclosure pursuant to clause (d) of Item 5.02 “Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of Form 8-K.

Upon the recommendation of the nominating and governance committee, or the nominating and governance committee, of the board of trustees of RAIT Financial Trust, or the board, on November 4, 2015, the board increased the size of the board from eight trustees to nine trustees, elected Michael J. Malter to serve on the board and determined that Mr. Malter was an independent trustee in accordance with all relevant standards set forth in RAIT’s trust governance guidelines. Mr. Malter filled the vacancy on the board created by this increase in the size of the board. There is no arrangement pursuant to which Mr. Malter was selected as a trustee and there have been no transactions regarding Mr. Malter that are required to be disclosed pursuant to Item 404(a) of Regulation S-K. Mr. Malter was not named to any committees of the Board. Effective upon election, Mr. Malter became eligible to receive the standard compensation provided by RAIT to its other non-employee trustees, as most recently disclosed in RAIT’s proxy statement for its 2015 annual meeting of shareholders. Mr. Malter entered into the standard indemnification agreement with RAIT which RAIT offers to its executive officers and trustees. Such indemnification agreement was included as Exhibit 10.1 to RAIT’s annual report on Form 10-K for its fiscal year ended December 31, 2011 and is incorporated by reference herein.

Michael J. Malter, age 58, has served as a trustee of RAIT Financial Trust since November 2015.  He is a retired investment banker having served in a variety of senior management positions at JPMorgan Chase & Co., or JPM, a financial services firm, and its predecessor firms from 1988 until 2005.  He retired as the Co-Head of the Global Financial Institutions Group of JPM in 2005.  From 2003 to 2005, he was responsible for oversight of JPM’s banking and investment banking activities with banks and other financial institutions; oversaw mergers and acquisitions assignments, strategic advisory work, capital raising, hedging and derivatives assignments and lending; and was a member of the management committee of JPM’s investment banking division.  From 2001 to 2003, he was responsible for JPM’s structured finance businesses in North America and the investment grade capital markets and origination business and was a member of the management committee of the North American Credit Markets Division.  In the period from 1988 to 2001, he held a series of management positions with JPM’s predecessors responsible for commercial mortgage loan origination, securitization and trading, asset-backed securities and conduit lending.   Mr. Malter currently serves as a director or member of the advisory committee of four investment vehicles that each use Varadero Capital, L.P., an SEC registered investment adviser, as their respective investment manager.   Several of these investment vehicles use strategies that focus primarily on investing in asset-backed securities, including investment- and non-investment-grade residential and commercial mortgage-backed securities and collateralized debt obligations.

The disclosure below is provided, at our option, regarding events which we deem of importance to our securities holders in accordance with Item 8.01 “Other Events” of Form 8-K.

Upon the recommendation of the nominating and governance committee, on November 4, 2015, the board amended and restated RAIT’s Trust Governance Guidelines. Such amendments included providing for the establishment of a risk management committee of the board, or the risk management committee.  In addition, the board adopted a charter setting forth the responsibilities of the risk management committee and appointed the following board trustees previously determined to be independent trustees to serve as the risk management committee:  S. Kristin Kim, chairman, Frank A. Farnesi and Murray Stempel, III.

On October 15, 2015, RAIT received a comment letter, or the comment letter, from the staff of the Division of Corporation Finance of the SEC.  The comment letter consisted of two comments issued with respect to the staff’s review of the RAIT’s Form 10-K for the year ended December 31, 2014, or the 2014 annual report.    The first comment requested that we revise our presentation of our reconciliation of FFO from net income (loss) allocable to common shares in future filings to clearly label FFO as FFO allocable to common shares.  On October 29, 2015, we responded to the SEC that we would make the requested change in future filings.  The second comment noted that we disclosed in the 2014 Annual Report on Form 10-k that we had recorded adjustments in our statement of operations for the year ended December 31, 2014 related to transactions completed in a prior period and requested information on the nature, facts and circumstances of these adjustments and our quantitative and qualitative analyses supporting our materiality judgments regarding any corrections of prior period errors. Our October 29, 2015 response to the SEC included the information and analyses requested by the staff and our conclusions regarding the immateriality of the adjustments.  As with any company receiving a similar staff comment, we could be required to supplement, restate or otherwise make changes to our previously reported financial statements and other disclosures in order to ultimately address this comment.  As of the date of filing of this report, we have not received a response from the staff to our analyses and our conclusions.

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

RAIT FINANCIAL TRUST (Registrant)

Date: November 9, 2015	By:	/s/ Scott F. Schaeffer
Scott F. Schaeffer, Chairman of the Board and Chief Executive Officer
(On behalf of the registrant and as its Principal Executive Officer)

Date: November 9, 2015	By:	/s/ James J. Sebra
James J. Sebra, Chief Financial Officer and Treasurer
(On behalf of the registrant and as its Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Documents

3.1.1	Amended and Restated Declaration of Trust of RAIT Financial Trust (“RAIT”). Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-35077).

3.1.2	Articles of Amendment to Amended and Restated Declaration of Trust of RAIT. Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-53067).

3.1.3	Articles of Amendment to Amended and Restated Declaration of Trust of RAIT. Incorporated by reference to RAIT’s Registration Statement on Form S-2 (Registration No. 333-55518).

3.1.4	Certificate of Correction to the Amended and Restated Declaration of Trust of RAIT. Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended March 31, 2002 (File No. 1-14760).

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

10.2 10.3 10.4 10.5 10.6

RAIT 2015 Long Term Incentive Plan Form of Performance Share Unit Award Grant Agreement adopted under the IAP. Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended March 31, 2015 (File No. 1-14760).

Commitment by RAIT Financial Trust effective September 2, 2015. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on September 4, 2015 (File No. 1-14760).

Amendment dated September 30, 2015 effective September 28, 2015 among RAIT Financial Trust (“RAIT”), RAIT Partnership, L.P. (the “Operating Partnership”), Taberna Realty Finance Trust (“TRFT”), and RAIT Asset Holdings IV, LLC (“RAIT IV”) and together with RAIT, the Operating Partnership and TRFT, the “Issuer Parties”) and ARS VI Investor I, LP, (formerly known as ARS VI Investor I, LLC (the “Investor”) to the Securities Purchase Agreement dated as of October 1, 2012 by and among the Issuer Parties and the Investor. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 2, 2015 (File No. 1-14760).

Amendment No. 3, dated as of September 28, 2015 among RAIT CRE Conduit II, LLC (“Seller II”), RAIT (as guarantor under the UBS MRA (defined below)) and UBS Real Estates Securities Inc. (“UBS”) to the Master Repurchase Agreement dated as of January 24, 2014 among Seller II, RAIT and UBS (the “UBS MRA”). Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 2, 2015 (File No. 1-14760).

First Amendment dated as of September 28, 2015 among RAIT CMBS Conduit I, LLC (“Seller I”) and RAIT CRE Conduit III, LLC (“Seller III”), RAIT (to reaffirm its guaranty of the Citi MRA (defined below)) and Citibank, N.A. (“Citibank”) to the Amended and Restated Master Repurchase Agreement, dated as of July 28, 2014 among Seller I, Seller III and Citibank (the “Citi MRA”). Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 2, 2015 (File No. 1-14760).

12.1	Statements regarding computation of ratios as of September 30, 2015, filed herewith.

31.1	Rule 13a-14(a) Certification by the Chief Executive Officer of RAIT, filed herewith.

31.2	Rule 13a-14(a) Certification by the Chief Financial Officer of RAIT, filed herewith.

32.1	Section 1350 Certification by the Chief Executive Officer of RAIT, filed herewith.

32.2	Section 1350 Certification by the Chief Financial Officer of RAIT, filed herewith.

Exhibit Number	Description of Documents
101

Pursuant to Rule 405 of Regulation S-T, the following financial information from RAIT’s Quarterly Report on Form 10-Q for the period ended September 30, 2015 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the three month and nine month periods ended September 30, 2015 and 2014; (ii) Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three month and nine month periods ended September 30, 2015 and 2014; (iv) Consolidated Statement of Changes

in Equity for the nine month period ended September 30, 2015; (v) Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2015 and 2014; and (vi) Notes to Unaudited Consolidated Financial Statements, filed herewith.