Form 10-K
period 2015-12-31
RAIT Financial Trust
filed 2016-03-11
CIK 1045425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of the common shares of the registrant held by non-affiliates of the registrant, based upon the closing price of such shares on June 30, 2015 of $6.21, was approximately $508,290,686.

As of March 9, 2016, 91,643,077 common shares of beneficial interest, par value $0.03 per share, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for registrant’s 2016 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

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

During 2015, we conducted our business through the following core business lines:

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

We experienced growth in both of our core businesses in 2015.  In our CRE business line, we increased our loan production and saw overall growth in the operating performance of our owned real estate.  We originated $996.9 million of commercial real estate loans, sold $425.0 million of conduit loans to commercial mortgage backed securities, or CMBS, securitizations and had CRE loan repayments of $291.2 million, contributing to net loan growth of $231.1 million, despite volatility in the CMBS markets beginning in the second half of 2015. We successfully financed $566.7 million of our bridge loans in two securitizations we sponsored.  With respect to properties in this business line, we continued to generate overall improving occupancy and rental rates in our historical portfolio. We generated gains of $37.1 million from sales of seven properties in this business line and acquired eleven properties valued at $159.2 million through the conversion of our loans on the properties to ownership of the properties.  In our IRT business line, IRT completed its acquisition of Trade Street Residential, Inc., or TSRE, in the third quarter of 2015.  We refer to this acquisition as the TSRE acquisition.  As IRT's external manager, in just over two years we have successfully grown IRT’s portfolio to 49 properties with nearly 14,000 units and total capitalization of nearly $1.4 billion. This growth has led to an increasing recurrent fee stream to us for the services we provide to IRT.

During 2015, we generated GAAP net income (loss) allocable to common shares of $7.2 million, or $0.08 per common share-diluted, during 2015, as compared to $(318.5) million, or $(3.92) per common share-diluted, during 2014. During 2015, our cash available for distribution, or CAD, increased to $95.1 million, or $1.11 per common share, including $0.33 per common share from property sales during 2015, from $57.5 million, or $0.71 per common share for 2014.  CAD is a non-GAAP financial measure.  For management’s respective definitions and discussion of the usefulness of CAD to investors and management and a reconciliation of our reported net income (loss) to its CAD, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Non-GAAP Financial Measures.”

Our current portfolio of investments in our business lines consists primarily of the following asset classes:

•	investments in real estate or in entities that own commercial real estate; and
•	commercial real estate mortgages, mezzanine loans, conduit loans and preferred equity interests.

Our revenue from our business lines is generated primarily from:

•	rental income from our owned real estate assets;
•	interest income from our real estate loans; and
•	fee income generated from:
•	originating, servicing and managing assets, and
•	selling conduit loans to commercial mortgage backed securities, or CMBS, securitizations.

A discussion of our business lines as segments is incorporated by reference to Note 19 of Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data.”

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

Own commercial real estate. We believe our investments in real estate in our portfolio permits us to maximize value over time and adds stability to our overall portfolio mix. This portfolio is held in our CRE business line and our IRT business line. The portion of this portfolio held in our CRE business line is comprised primarily of apartment, office, industrial and retail properties. We benefit from this portion of the portfolio primarily from the operating results of the properties as well as any increase in the value of these properties. This portfolio also includes apartment properties owned by IRT (NYSE MKT: IRT) which comprises our IRT business line. IRT is a REIT focused on owning apartment properties. IRT is externally advised and consolidated by RAIT. As of December 31, 2015, we owned 15.5% of IRT’s outstanding common stock. While we consolidate IRT’s financial results, we primarily benefit from advisory fees and distributions we receive from IRT which are eliminated in consolidation. See “Our Investment Portfolio- Investments in Real Estate” below for a description of the investment portfolio resulting from this strategy.

Provide commercial real estate financing. We provide a comprehensive set of debt financing options to the commercial real estate industry, including bridge loans, conduit loans, mezzanine loans and preferred equity interests. We expect our origination of conduit loans to generate fee income for us when we sell the conduit loans to CMBS securitizations. We expect to retain the balance of the assets in this portfolio to generate interest income for us. See “Our Investment Portfolio-CRE Loans” below for a description of the investment portfolio resulting from this strategy.

Asset management and loan servicing. We manage a portfolio of real estate related assets. As of December 31, 2015, we had $6.0 billion of assets under management. Assets under management are comprised primarily of our consolidated assets and assets of third parties to which we provide property management services. We serve as collateral manager or servicer and special servicer to the securitizations we consolidate. Our subsidiary, RAIT Residential, provides property management services to apartment properties, including IRT’s properties. Our subsidiary, RAIT Commercial, LLC, or RAIT Commercial, provides property management services to office properties. Our subsidiary, Urban Retail Properties, LLC, or Urban Retail, provides property management services to retail properties. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Assets Under Management” below.

Financing Strategy

Investments in Loans

Our strategy involves using multiple sources of short-term financing to originate assets with the ultimate goal of financing these investments on a long-term, non-recourse, match-funded basis or selling these assets. Match funding enables us to match the interest rates and maturities of our assets with the interest rates and maturities of our financing, thereby reducing interest rate risk and funding risks in financing our portfolio on a long-term basis. We expect to use a variety of short-term funding sources, including warehouse facilities, repurchase agreements, bank credit facilities and bank participations, until we obtain permanent long-term financing or a buyer for these assets. We currently use short term financing provided by CMBS facilities to originate conduit loans and bridge loans prior to their ultimate sale to CMBS securitizations. Since 2013, we have sold conduit loans to unaffiliated CMBS securitizations for fee income and have sold bridge loans to securitizations we have sponsored and consolidate and for which we act as servicer and special servicer. During 2015, we sold approximately $425.0 million of conduit loans to unaffiliated CMBS securitizations and financed $566.7 million of bridge loans in two securitizations we sponsored, which we consolidate. As of December 31, 2015, we financed a majority of our consolidated investments in commercial real estate loans through four of these CMBS securitizations and two other loan securitizations, RAIT CRE CDO I, Ltd., or RAIT I, and RAIT Preferred Funding II, Ltd., or RAIT II. In the third quarter of 2015, we exercised our rights to unwind one of our CMBS securitizations and repaid all the notes . We sponsored RAIT I and RAIT II in 2006 and 2007, respectively. We characterize the notes issued by these CMBS securitizations as non-recourse debt to us because the noteholders generally must look to the loans collateralizing their notes for repayment. We serve as the servicer, special servicer and collateral manager for RAIT I and RAIT II. We may use loan participation arrangements with other lenders whereby such lenders acquire an interest in a loan that we have originated. These arrangements may provide equivalent, senior or subordinated interests as between us and the other lender in the loan.

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

Investments in Real Estate

We have financed our portfolio of investments in commercial real estate through secured mortgages held by either third party lenders or our commercial real estate securitizations. IRT also has a secured credit facility which it uses to make acquisitions.

Our Investment Portfolio

Our consolidated investment portfolio from our CRE and IRT business lines is currently comprised of the following asset classes:

CRE Loans. We originate and own senior long-term mortgage loans, including bridge loans and conduit loans, as well as subordinated, or “mezzanine,” loans and preferred equity interests. Our bridge loans are primarily floating interest rate first priority mortgage loans with an initial maturity of less than four years which meet the eligibility requirements of securitizations to collateralize the CMBS issued by those securitizations. Our conduit loans are primarily fixed interest rate first priority mortgage loans which meet the eligibility requirements of securitizations to collateralize the securities issued by those securitizations. Our mezzanine loans are subordinate in repayment priority to a senior mortgage loan or loans on a property and are typically secured by pledges of ownership interests, in whole or in part, in the entities that own the real property. We may structure our mezzanine loans so that we receive a stated fixed or variable interest rate on the loan as well as additional interest based upon a percentage of gross revenue, payable upon maturity, refinancing or sale of the property. We generate a return on our preferred equity investments primarily through distributions to us at a fixed rate based upon the net cash flow of our investment from the underlying real estate. We use this investment structure as an alternative to a mezzanine loan where the financial needs and tax situation of the borrower, the terms of senior financing secured by the underlying real estate or other circumstances necessitate holding preferred equity. These assets are in most cases “non-recourse” or limited recourse loans secured by commercial real estate assets or real estate entities. This means that we look primarily to the assets securing the loan for repayment, subject to certain standard exceptions. Where possible, we seek to maintain direct lending relationships with borrowers, as opposed to investing in loans controlled by third party lenders. Substantially all of this asset class is held in our CRE business line.

The tables below describe certain characteristics of our commercial mortgage loans, mezzanine loans and preferred equity interests as of December 31, 2015 (dollars in thousands):

	Book Value	Weighted- Average Coupon	Range of Maturities	Number of Loans
Commercial Real Estate (CRE)
Commercial mortgages	$1,426,279	5.2%	Mar. 2016 to Jan. 2029	124
Mezzanine loans	169,338	10.0%	Jan. 2016 to May 2025 (1)	57
Preferred equity interests	30,236	6.9%	Feb. 2016 to Aug. 2025	7
Total CRE	$1,625,853	6.1%		188

(1)	Does not include three loans that were 90 days or more past due which have a contractual maturity dates prior to December 31, 2015.

During the year ended December 31, 2015, we originated $996.9 million of CRE loans, had conduit loan sales of $425.0 million and CRE loan repayments of $291.2 million, contributing to net loan growth of $231.1 million. We finance our consolidated CRE loans on a long-term basis through securitizations. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Securitization Summary.”

The charts below describe the property types and the geographic breakdown of our commercial mortgage loans, mezzanine loans and preferred equity interests as of December 31, 2015:

(a)	Based on book value.

Investments in real estate. We invest in real estate properties, primarily multi-family properties, throughout the United States. This asset class is held in our CRE and our IRT business lines. We manage substantially all of our properties through our property management subsidiaries. The table below describes certain characteristics of our investments in real estate as of December 31, 2015 (dollars in thousands, except average effective rent):

					Average Effective Rent (a)
	Investments in Real Estate	Average Physical Occupancy	Units/ Square Feet/ Acres	Number of Properties	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014
RAIT Multi-family real estate properties (b)	$470,689	92.8%	5,315	22	$816	$788
IRT Multi-family real estate properties (b)	1,372,015	93.6%	13,724	49	947	783
Office real estate properties (c)	333,361	78.3%	2,264,264	15	19.56	19.36
Industrial real estate properties (c)	94,938	82.0%	1,615,773	10	3.71	—
Retail real estate properties (c)	122,347	68.6%	1,378,171	5	14.91	14.72
Redevelopment real estate properties (c)	73,847	47.4%	1,206,514	2	9.18	8.63
Parcels of land	50,448	N/A	20.82	8	N/A	N/A
Total	$2,517,645	87.3%		111

(a)	Based on properties owned as of December 31, 2015.
(b)	Average effective rent is rent per unit per month and average physical occupancy is the daily average occupied units.
(c)	Average effective rent is rent per square foot per year and average physical occupancy is the monthly average occupied square feet.

During the year ended December 31, 2015, RAIT disposed of five multi-family real estate properties, one office property, and two parcels of land for a total sales price of $141.4 million, deconsolidated one multi-family property and one office property with a total carrying value of $45.7 million, and converted two loans to owned real estate which added $159.2 million of investments in real estate. During 2015, RAIT converted two loans to owned real estate.  The first loan was a mezzanine loan with a carrying value of $11.0 million on 10 industrial assets aggregating 1.6 million square feet in various locations. The second loan was a commercial mortgage loan with a carrying value of $53.5 million on a 769,000 square foot office property in downtown Cleveland, Ohio. We are currently evaluating a redevelopment plan for this property.

During the year ended December 31, 2015, IRT acquired 20 multi-family properties which added $707.3 million of investments in real estate and IRT disposed of one multi-family real estate property for a sale price $33.6 million and one parcel of land acquired in the TSRE acquisition for a sales price of $3.4 million.

The charts below describe the property types and the geographic breakdown of our investments in real estate as of December 31, 2015:

(a)	Based on book value.

 Certain REIT and Investment Company Act Limits On Our Strategies

REIT Limits

We conduct our operations to qualify as a REIT. We also conduct the operations of our subsidiaries, Taberna Realty Finance Trust, or TRFT, IRT, and any REITs we may sponsor or otherwise consolidate in the future, which we collectively refer to as our REIT affiliates, to each qualify as a REIT. Our exit of our Taberna securitization segment in 2014 did not involve selling TRFT, which continues to hold assets and liabilities unrelated to this segment. For a discussion of this exit, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Taberna Exit,” below. For a discussion of the tax implications of our and our REIT affiliates’ REIT status to us and our shareholders, see “Material U.S. Federal Income Tax Considerations” contained in Exhibit 99.1 to this Annual Report on Form 10-K. To qualify as a REIT, we and our REIT affiliates must continually satisfy various tests regarding sources of income, nature and diversification of assets, amounts distributed to shareholders and the ownership of common shares. In order to satisfy these tests, we and our REIT affiliates may be required to forgo investments that might otherwise be made. Accordingly, compliance with the REIT requirements may hinder our or our REIT affiliates’ investment performance. These requirements include the following:

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

•

Overall, no more than 25% of the value of a REIT’s assets may consist of securities of one or more taxable REIT subsidiaries, or TRSs. Our TRSs that currently hold assets include: RAIT Property Management Holdings, LLC (the holding company for our interest in RAIT Residential, RAIT Commercial and RAIT Urban Holdings, LLC), RAIT TRS, LLC (the holding company for Independence Realty Advisors, LLC, IRT’s external advisor), Taberna Equity Funding, Ltd. (the holding company for equity issued by a securitization in our Taberna segment) and RAIT Funding LLC (the holding company for the entities that issued our junior subordinated notes and the entity party to our CMBS facilities referred to below). Our and our REIT affiliates’ ability to grow or expand the fee-generating businesses held in a TRSs, as well as the business of future TRSs we or our REIT affiliates may form, will be limited by our and our REIT affiliates’ need to meet this 25% test.

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

Competition

We are subject to significant competition in all aspects of our business. Existing industry participants and potential new entrants compete with us for the available supply of investments suitable for origination or acquisition, as well as for debt and equity capital. We are seeing increasing amounts of competition from new entrants in the market to originate conduit loans and bridge loans, which may reduce our return on making new conduit loans and bridge loans. We compete with many third parties engaged in real estate finance and investment activities, including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, governmental bodies and other entities. With respect to our investments in real estate, we face significant competition from other owners, operators and developers of properties, many of which own properties similar to ours in markets where we operate. Competition may increase, and other companies and funds with investment objectives similar to ours may be organized in the future. Some of these competitors have, or in the future may have, substantially greater financial resources than we do and generally may be able to accept more risk. They may also enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, competition may lead us to pay a greater portion of the origination fees that we expect to collect in our future origination activities to third-party investment banks and brokers that introduce borrowers to us in order to continue to generate new business from these sources. With respect to our property management businesses, we face competition from other property managers with respect to properties owned by unaffiliated third parties, primarily retail properties, and our multi-family property manager seeks to be responsive to market conditions with respect to the fees it receives for properties it manages for IRT.

Employees

As of March 1, 2016, we had 870 employees and believe our relationships with our employees to be good. None of our employees is covered by a collective bargaining agreement.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The internet address of the SEC site is http://www.sec.gov. Our internet address is http://www.rait.com. We make our SEC filings available free of charge on or through our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We are not incorporating by reference in this report any material from our website.

Item 1A.	Risk Factors

Shareholders should carefully consider the following risk factors in conjunction with the other information contained in this report. The risks discussed in this report could adversely affect our business, operating results, prospects and financial condition. This could cause the value of our common shares and other securities to decline and/or you to lose part or all of any investment in our securities. The risks and uncertainties described below are not the only ones we face, but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not presently known to us or that, as of the date of this report, we deem immaterial may also harm our business. Some statements in this report, including statements in the following risk factors, constitute forward-looking statements. Please refer to “Forward-Looking Statements” above in this report.

Risks Related to Our Business and Operations

General risks

Changes in general economic conditions may adversely affect our business.

Our business and operations depend on the commercial real estate industry generally, which in turn depends upon broad economic conditions in the U.S. and abroad. A worsening of economic conditions would likely have a negative impact on the commercial real estate industry generally and on our business and operations specifically. Additionally, disruptions in the global economy may also have a negative impact on the commercial real estate market domestically. Adverse conditions in the commercial real estate industry could harm our business and financial condition by, among other factors, reducing the value of our existing assets, limiting our access to debt and equity capital, limiting our ability to originate new commercial real estate debt or acquire or finance investments in real estate and otherwise negatively impacting our operations. .   See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Trends That May Affect Our Business” for a description of some of the specific economic trends that may affect our business.

The allocation of capital among our business lines may vary, which may adversely affect our financial performance.

In executing our business plan, we regularly consider the allocation of capital to our various commercial real estate business lines. The allocation of capital among such business lines may vary due to market conditions, the expected relative return on equity of each activity, the judgment of our management team, the demand in the marketplace for commercial real estate loans and securities and the availability of specific investment opportunities. We also consider the availability and cost of our likely sources of capital. If we fail to appropriately allocate capital and resources across our business lines or fail to optimize our investment and capital raising opportunities, our financial performance may be adversely affected.

In addition to other analytical tools, our management team utilizes financial models to evaluate loans and real estate assets, the accuracy and effectiveness of which cannot be guaranteed.

In all cases, financial models are only estimates of future results which are based upon assumptions made at the time that the projections are developed. There can be no assurance that management’s projected results will be obtained; actual results may vary significantly from the projections. General economic and industry-specific conditions, which are not predictable, can significantly impact the reliability of projections.

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

We may not be able to hire and retain qualified loan originators or grow and maintain our relationships with key loan brokers, and if we are unable to do so, our ability to implement our business and growth strategies could be limited.

We depend on our loan originators to generate borrower clients by, among other things, developing relationships with commercial property owners, real estate agents and brokers, developers, loan brokers and others, which we believe leads to repeat and referral business. Accordingly, we must be able to attract, motivate and retain skilled loan originators. The market for loan originators is highly competitive and may lead to increased costs to hire and retain them. We cannot guarantee that we will be able to attract or retain qualified loan originators. If we cannot attract, motivate or retain a sufficient number of skilled loan originators, at a reasonable cost or at all, our business could be materially and adversely affected. We also depend on our network of loan brokers, who generate a significant portion of our loan originations. While we strive to cultivate long-standing relationships that generate repeat business for us, brokers are free to transact business with other lenders and have done so in the past and will do so in the future. Our competitors also have relationships with some of our brokers and actively compete with us in bidding on loans shopped by these brokers. We also cannot guarantee that we will be able to maintain or develop new relationships with additional brokers.

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

Our organizational documents do not limit us to our current business lines. Accordingly, we may pursue growth through strategic investments, acquisitions or joint ventures, which may include entering into new lines of business. In addition, we expect opportunities will arise to acquire other companies, including REITs, managers of investment products or originators of real estate debt. To the extent we make strategic investments or acquisitions, enter into joint ventures, or enter into a new line of business, we will face numerous risks and uncertainties, including risks associated with:

•	the required investment of capital and other resources,
•	the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk,
•	combining or integrating operational and management systems and controls; and
•	compliance with applicable regulatory requirements including those required under the Internal Revenue Code and the Investment Company Act.

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

Our transactions with, and investments in, some securitization vehicles may create perceived or actual conflicts of interest.

We have engaged in transactions with, and invested in, certain of the securitization vehicles under which we also serve as collateral manager, servicer and/or special servicer, and may do so in the future. These transactions have included, and may include in the future, surrendering for cancellation notes we hold issued by these vehicles and exchanges of our or others’ securities with these vehicles for assets collateralizing these vehicles. In addition, we have previously, and may in the future, purchase investments in these vehicles that are senior or junior to, or have rights and interests different from or adverse to, other investors or credit support providers in the debt or other securities of such securitization vehicles. Such situations may create perceived or actual conflicts of interest between us and such other investors or credit support providers for such investors. Our interests in such transactions and investments may conflict with the interests of such other investors or credit support providers at the time of origination or in the event of a default or restructuring of a securitization vehicle or underlying assets.

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

Terrorist attacks and other acts of violence or war may affect the real estate industry generally and our business, financial condition and results of operations.

We cannot predict the severity of the effect that potential future terrorist attacks could have on us. Any future terrorist attacks, the anticipation of any such attacks, the consequences of any military or other response by the United States and its allies, and other armed conflicts could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. We may suffer losses as a result of the adverse impact of any future attacks and these losses may adversely impact our performance. A prolonged economic slowdown, a recession or declining real estate values could impair the performance of our assets and harm our financial condition and results of operations, increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. The economic impact of such events could also adversely affect the credit quality of some of our loans and investments and the property underlying our securities. Losses resulting from these types of events may not be fully insurable.

The events of September 11, 2001 created significant uncertainty regarding the ability of real estate owners of high profile assets to obtain insurance coverage protecting against terrorist attacks at commercially reasonable rates, if at all. With the enactment of the Terrorism Risk Insurance Act of 2002 (the “TRIA”) and subsequent extensions, including the enactment of the Terrorism Risk Insurance Program Reauthorization Act of 2015, which extends TRIA through December 31, 2020, insurers must make terrorism insurance available under their property and casualty insurance policies, but this legislation does not regulate the pricing of such insurance. The absence of affordable insurance coverage may adversely affect the general real estate lending market, lending volume and the market’s overall liquidity and may reduce the number of suitable opportunities available to us and the pace at which we are able to acquire assets. If the properties underlying our interests are unable to obtain affordable insurance coverage, the value of our interests could decline, and in the event of an uninsured loss, we could lose all or a portion of our assets.

We are subject to risks of loss from weather conditions, man-made or natural disasters and climate change.

Weather conditions and man-made or natural disasters such as hurricanes, tornadoes, earthquakes, floods, droughts, fires and other environmental conditions can damage properties we own or that collateralize our loans. Additionally, the value of such properties will potentially be subject to the risks associated with long-term effects of climate change.  Future weather conditions, man-made or natural disasters or effects of climate change could adversely impact the demand for, and value of, our assets and could also directly impact the value of our assets through damage, destruction or loss, and could thereafter materially impact the availability or cost of insurance to protect against these events. Although we believe our owned real estate and the properties collateralizing our loan assets are adequately covered by insurance, we cannot predict at this time if we or our borrowers will be able to obtain appropriate coverage at a reasonable cost in the future, or if we will be able to continue to pass along all of the costs of insurance to our tenants. Any weather conditions, man-made or natural disasters or effect of climate change, whether or not insured, could have a material adverse effect on our financial performance, the market price of our common shares and our ability to pay dividends. In addition, there is a risk that one or more of our property insurers may not be able to fulfill their obligations with respect to claims payments due to a deterioration in its financial condition.

Cybersecurity threats or other security breaches could compromise sensitive information belonging to us or our employees, borrowers, lessees, clients and other counterparties and could harm our business and our reputation.

We store sensitive data, including our proprietary business information and that of our borrowers, lessees, clients and other counterparties, and confidential employee information, in our data centers and on our networks. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions that could result in unauthorized disclosure or loss of sensitive information. Because the techniques used to obtain unauthorized access to networks, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Furthermore, in the operation of our business we also use third-party vendors that store certain sensitive data, including confidential information about our employees, and these third parties are subject to their own cybersecurity threats. Any security breach of our own or a third-party vendor’s systems could cause us to be non-compliant with applicable laws or regulations, subject us to legal claims or proceedings, disrupt our operations, damage our reputation, and cause a loss of confidence in our products and services, any of which could adversely affect our business.

Risks related to our asset management business

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

We expect repayments of loans collateralizing RAIT I and RAIT II outside their contractual maturities to increase in 2016 through 2019 which we expect will reduce our returns from these securitizations.

We expect repayment of the loans collateralizing RAIT I and RAIT II outside their contractual maturities to increase in 2016 through 2019. We expect this will reduce our returns from these securitizations and we will evaluate alternative strategies seeking to replace these returns. If we are unable to replace these returns, our financial performance may be adversely affected.  We expect to undertake similar analysis for any securitization we sponsor as the notes issued by such securitization approach their respective weighted average lives.

We receive servicing and special servicing fees pursuant to servicing agreements with the consolidated securitizations we sponsor collateralized primarily by bridge loans, or the FL securitizations, for services we provide as the servicer and special servicer and expect to enter into similar agreements in the future with respect to future similar securitizations . If these or any similar servicing agreements are terminated, if the loans serving as collateral for a securitization are prepaid or go into default or if the notes issued by these securitizations are repaid or redeemed, the servicing fees will be reduced or eliminated.

We receive servicing fees pursuant to servicing agreements for acting as the servicer and special servicer of each of the FL securitizations. If all the notes issued by any of the FL securitizations are repaid or redeemed, or if a servicing agreement is otherwise terminated, we will no longer receive servicing fees from the affected FL securitization. In general, these servicing agreements may be terminated upon the occurrence of a termination event, which includes our failure to remit required payments, make required advances, material breaches of covenants or representations, defined bankruptcy and insolvency events and a ratings downgrade citing servicing concerns as a material factor. Furthermore, the fees payable by each securitization are based on the total amount of collateral held by the securitization. If the assets serving as collateral for a securitization are prepaid or go into default, we will receive lower servicing fees than expected or the servicing fees may be eliminated. We may enter into additional similar servicing agreements in the future in connection with future securitizations.

We receive advisory fees pursuant to an advisory agreement, or the IRT advisory agreement, with IRT for advisory services we provide as the external advisor of IRT. If this advisory agreement is terminated, the advisory fees will be reduced or eliminated.

The IRT advisory agreement provides that IRT may terminate the IRT advisory agreement for cause only upon the affirmative vote of two-thirds of IRT’s independent directors or a majority of IRT’s outstanding common stock or a change of control of RAIT or IRT’s advisor (each as defined in the IRT advisory agreement) if a majority of IRT’s independent directors determine that such a change of control of RAIT or IRT’s advisor is materially detrimental to IRT. If IRT terminates the agreement without cause, or if IRT’s advisor terminates the agreement because of a material breach of the agreement by IRT or as a result of a change of control of IRT, IRT must pay IRT’s advisor a termination fee. If the IRT advisory agreement is terminated, the advisory fees will be reduced or eliminated, even if such termination results in the payment of a termination fee.

If we lose our rating as a commercial mortgage loan primary servicer and special servicer by Standard & Poor’s and by Morningstar, our fee income might be reduced.

We are rated as a commercial mortgage loan primary servicer and special servicer by Standard & Poor’s and by Morningstar.   If we were to lose either of these ratings, we might need to incur additional expenses in order to regain our rating or obtain comparable credentials from other persons to continue to provide servicing services generating fee income under our arrangements with securitizations or enter into sub-servicing or other arrangements with third parties in order to continue to earn such fees.  Such expenses or arrangements might reduce our fee income.

Risks relating to financial reporting requirements and fair value determinations

If we deconsolidate any of RAIT I, RAIT II, the FL securitizations or IRT, it may have a material effect on our financial statements.

Our consolidated financial statements reflect our accounts and the accounts of our subsidiaries and other entities in which we have a controlling financial interest. If we were to determine that our interests in any of these entities no longer made us have a controlling financial interest, our determination to consolidate such entities would change. If we deconsolidate any of these entities for these or any other reasons, the assets, liabilities, equity and income in our financial statements may be reduced significantly.

If we fail to maintain an effective system of integrated internal controls, we may not be able to accurately report our financial results and may be required to incur substantial costs and divert management resources.

We depend on our ability to produce accurate and timely financial statements in order to run our business. If we fail to do so, our business could be negatively affected and our independent registered public accounting firm may be unable to attest to the accuracy of our financial statements. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent, or detect and correct, misstatements on a timely basis. A significant deficiency is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a registrant’s financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented or detected and corrected, on a timely basis.

We previously determined that a material weakness in internal controls over financial reporting existed as of December 31, 2014 and had remediated it as of December 31, 2015. A description of this material weakness and remediation is provided in Part II, Item 9A, “Controls and Procedures” of this Annual Report on Form 10-K.   Although we continuously monitor the design, implementation and operating effectiveness of our internal controls over financial reporting and disclosure controls and procedures, there can be no assurance that significant deficiencies or material weaknesses will not occur in the future.  If we fail to maintain effective internal controls over financial reporting and disclosure controls and procedures in the future, it could result in a material misstatement of our financial statements that may not be prevented or detected on a timely basis, which could cause stakeholders to lose confidence in our reported financial information. Our inability to remedy any additional deficiencies or material weaknesses that may be identified in the future could, among other things, cause us to fail to file timely our periodic reports with the SEC (which may limit our ability to access the capital markets); prevent us from providing reliable and accurate financial information and forecasts or from avoiding or detecting fraud; or require us to incur additional costs or divert management resources to achieve compliance

Our financial statements may be materially impacted if our estimates, including loan loss reserves, prove to be inaccurate.

Financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, require the use of estimates, judgments and assumptions that affect the reported amounts. Different estimates, judgments and assumptions reasonably could be used that would have a material effect on the financial statements, and changes in these estimates, judgments and assumptions are likely to occur from period to period in the future. Significant areas of accounting requiring the application of management’s judgment include, but are not limited to: (i) assessing the adequacy of the allowance for loan losses; (ii) determining the fair value of financial instruments; (iii) assessing other than temporary impairments on securities; and (iv) assessing impairments on real estate held for use or held for sale. As these estimates, judgments and assumptions are inherently uncertain, especially in turbulent economic times, our actual financial results may differ from these estimates.

Accounting standards for certain of our transactions are highly complex and involve significant judgment and assumptions. Changes in accounting interpretations or assumptions could impact our consolidated financial statements.

Accounting standards for transfers of financial assets, securitization transactions, consolidation of variable interest entities, or VIEs, convertible debt securities that may be settled in cash and other aspects of our anticipated operations are highly complex and involve significant judgment and assumptions. These complexities could lead to a delay in preparation of financial information and the delivery of this information to our shareholders. Changes in accounting interpretations or assumptions could impact our consolidated financial statements, result in a need to restate our financial results and affect our ability to timely prepare our consolidated financial statements. Our inability to timely prepare our consolidated financial statements in the future would likely adversely affect the trading prices of our common shares or other securities significantly.

A portion of our assets and liabilities are recorded at fair value using unobservable inputs and, as a result, there may be uncertainty as to the value of these investments.

We reflect certain derivative instruments and other assets and liabilities at fair value in our balance sheet, with all changes in fair value recorded in earnings. Most of these investments are securities or other assets that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. For further discussion of the fair value of our financial instruments, see Part II, Item 8, “Financial Statements and Supplementary Data—Note 2: Summary of Significant Accounting Policies—Fair Value of Financial Investments.” We value these investments quarterly at fair value. Because such valuations are inherently uncertain, may fluctuate over short periods of time and are based on assumptions and estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed. If our determinations regarding the fair value of these investments are not realized, we could record a loss upon their disposal.

When we acquire properties through the foreclosure of commercial real estate loans, we may realize losses if the fair value of the property internally determined upon such acquisition is less than the previous recorded investment of the foreclosed loan.

We periodically acquire properties through the foreclosure of commercial real estate loans. Upon acquisition, we value the property and its related assets and liabilities. We determine the fair values based primarily upon discounted cash flow or capitalization rate models, the use of which requires critical assumptions including discount rates, capitalization rates, vacancy rates and growth rates based, in part, on the properties’ operating history and third party data. We may realize losses if the fair value of the property internally determined upon acquisition is less than the previous carrying amount of the foreclosed loan.

Interest rate changes may reduce the value of our investments and reduce our interest income.

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

Any investment may also be affected by a borrower’s failure to comply with the terms of our investment, its bankruptcy, insolvency or reorganization or its properties becoming subject to foreclosure proceedings, all of which may require us to become involved in expensive and time-consuming litigation. Some of our investments defer some portion of our return to loan maturity or the mandatory redemption date. The borrower’s ability to satisfy these deferred obligations may depend upon its ability to obtain suitable refinancing or to otherwise raise a substantial amount of cash. These risks may be subject to the same considerations we describe in this “Risks relating to our commercial real estate, or CRE, real estate lending business” section.

Risks related to our financing strategy

We rely on outside sources of capital to maintain our liquidity and any restrictions on our ability to access these sources would materially adversely affect our financial performance.

We require significant outside capital to fund and grow our businesses. A primary source of liquidity for us has been the equity and debt capital markets, including sales of loans to securitizations, repurchase agreements, issuances of common equity, preferred equity and convertible senior notes. Our origination and sales of conduit loans currently depends on our ability to access short term financing through repurchase agreements followed by sales to unaffiliated third party sponsored CMBS securitizations. Our origination of bridge loans currently depends on our ability to access short term financing through repurchase agreements followed by our ability to use these loans to collateralize securitizations we sponsor and have these securitizations issue debt to unaffiliated investors. If these financing sources were no longer available for these types of assets, our ability to originate these assets and our returns from these assets might be limited or gone. In general, our financial performance would be materially adversely affected if our access to liquidity were restricted, whether by economic conditions or capital market developments affecting commercial real estate or our historical sources of financing or for any other reason. If we fail to secure financing on acceptable terms or in sufficient amounts, our income may be reduced since our ability to originate loans, acquire properties and make other investments would be limited or eliminated. We depend on our portfolio of investments to generate CAD and any significant restriction on our liquidity could impair our ability to pay distributions to our shareholders. We cannot assure you that any, or sufficient, funding or capital will be available to us in the future on terms that are acceptable to us. For information about our available sources of funds, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and the notes to the consolidated financial statements located in Part II, Item 8 of this Annual Report on Form 10-K.

Our business is highly leveraged, which could lead to greater losses than if we were not as leveraged.

We do and, in the future, intend to use financial leverage in executing our business plan. Such borrowings may take the form of “financing facilities” such as bank credit facilities, credit facilities from government agencies, repurchase agreements and warehouse lines of credit, which are secured revolving lines of credit that we utilize to warehouse portfolios or real estate instruments until we exit them through securitization. We do and, in the future, intend to enter into securitization and other long-term financing transactions to use the proceeds from such transactions to reduce the outstanding balances under these financing facilities. However, such agreements may include a recourse component. Further, any financing facilities that we currently have or may use in the future to finance our assets may require us to provide additional collateral or pay down debt if the market value of our assets pledged or sold to the provider of the credit facility or the repurchase agreement counterparty decline in value. In addition, our borrowings are generally based on floating interest rates, the fluctuation of which could adversely affect our business and results of operations. Our use of leverage in a market that moves adversely to our business interests could result in a substantial loss to us, which would be greater than if we were not leveraged.

There can be no assurance that we will be able to utilize financing arrangements in the future on favorable terms, or at all.

There can be no assurance that we will be able to obtain, maintain or renew our financing facilities on terms favorable to us or at all. Furthermore, any financing facility that we enter into will be subject to conditions and restrictive covenants relating to our operations, which may inhibit our ability to grow our business and increase revenues. To the extent we breach a covenant or cannot satisfy a condition, such facility may not be available to us, or may be required to be repaid in full or in part, which could limit our ability to pursue our business strategies. Further, such borrowings may limit the length of time during which any given asset may be used as eligible collateral.

Additionally, if we are unable to securitize our loans to replenish a warehouse line of credit, we may be required to seek other forms of potentially less attractive financing or otherwise to liquidate our assets. Furthermore, some of our warehouse lines of credit contain cross-default provisions. If a default occurs under one of these warehouse lines of credit and the lenders terminate one or more of these agreements, we may need to enter into replacement agreements with different lenders. There can be no assurance that we will be successful in entering into such replacement agreements on the same terms as the terminated warehouse line of credit.

We, or securitizations we sponsor, may issue more unsecured corporate bonds in the future depending on the financing requirements of our business and market conditions. Our failure to maintain the credit ratings on the debt securities so issued could negatively affect our ability to access capital and could increase our interest expense. The credit rating agencies may periodically review our, or such securitizations, capital structure and the quality and stability of the relevant cash flows. Deterioration in such capital structure or the quality and stability of such cash flows could result in a downgrade of the credit ratings on such debt securities. Any negative ratings actions could constrain the capital available to us and could limit our access to funding for our operations. We depend upon our ability to access capital at rates and on terms we determine to be attractive. If our ability to access capital becomes constrained, our interest costs could increase, which could have material adverse effect on our results of operations, financial condition and cash flows.

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

Holders of our outstanding convertible senior notes have the right to require us to repurchase all or part of their notes on specified dates and under specified conditions and any such repurchases will reduce our liquidity and may require us to generate additional liquidity which may be less favorable to us than the terms of the convertible senior notes repurchased and so adversely affect our financial performance.

Holders of our 7.00% Convertible Senior Notes due 2031, or the 7.0% notes, have the right to require us to repurchase for cash all or part of their notes on each of April 1, 2016, April 1, 2021 and April 1, 2026 at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the relevant repurchase date. In addition, holders of our 4.00% Convertible Senior Notes due 2033, or the 4.0% notes, have the right to require us to repurchase for cash all or part of their notes on each of October 1, 2018, October 1, 2023 and October 1, 2028 at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the relevant repurchase date. In addition, if we undergo a defined fundamental change, holders of the 7.0% notes and the 4.0% notes may require us to repurchase for cash all or part of their notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. Any such repurchases will reduce our liquidity and may require us to generate additional liquidity which may be less favorable to us than the terms of the convertible senior notes repurchased and so adversely affect our financial performance.

Our issuance of Series D preferred shares with redemption rights and warrants and share appreciation rights with put rights may increase our risk of loss if we need to satisfy these redemption rights and put rights.

We have issued our Series D preferred shares of beneficial interest which provide a holder with redemption rights in defined circumstances and warrants and share appreciation rights which have put rights in defined circumstances. While these Series D preferred shares and such warrants and share appreciation rights provide that any exercise of such redemption and put rights may be satisfied by RAIT issuing a note, the exercise of these redemption and put rights may adversely affect our liquidity and reduce amounts available for distribution to our shareholders. Events which have occurred or may occur in the future may come within the circumstances giving rise to such redemption and put rights. In addition, RAIT must redeem the Series D preferred shares with up to $50.0 million of net proceeds received from the loans and other investments made with the proceeds of the issuance of the Series D preferred shares.  This redemption occurs from and after October 2017 in the case of net proceeds the sale or payoff of investments other than CMBS loans and October 2019 in the case of net proceeds from CMBS loans, in each case, at a redemption price of $25.00 per share, plus accumulated and unpaid dividends.  The net proceeds used in these redemptions may not be sufficient to redeem the Series D preferred shares or may otherwise adversely affect our liquidity and reduce amounts available for distribution to our shareholders.

The securities purchase agreement related to the Series D preferred shares restricts our ability to make distributions to our shareholders.

The securities purchase agreement pursuant to which the Series D preferred shares were issued includes an agreement by RAIT not to declare any extraordinary dividend except as otherwise required for RAIT to continue to satisfy the requirements for qualification and taxation as a REIT. An extraordinary dividend is defined as any dividend or other distribution (a) on common shares other than regular quarterly dividends on the common shares or (b) on the preferred shares other than in respect of dividends accrued in accordance with the terms expressly applicable to the preferred shares.

We may seek to acquire, redeem, restructure, refinance or otherwise enter into transactions to satisfy our debt which may include any combination of material payments of cash, issuances of our debt and/or equity securities, sales or exchanges of our assets or other methods.

From time to time our collateralized debt obligation, or CDO, notes payable, convertible senior notes, senior notes and our other indebtedness may trade at discounts to their respective face amounts. In order to reduce future cash interest payments, as well as future principal amounts due upon any applicable put dates, at maturity or upon redemption, or to otherwise benefit RAIT, we may, from time to time, purchase such CDO notes payable, convertible senior notes, senior notes or other indebtedness for cash, in exchange for our equity or debt securities, or for any combination of cash and our equity or debt securities, in each case in open market purchases, privately negotiated transactions, exchange offers and consent solicitations or otherwise. We will evaluate any such transactions in light of then-existing market conditions, contractual restrictions and other factors, taking into account our current liquidity and prospects for future access to capital. The amounts involved in any such transactions, individually or in the aggregate, may be material and may materially reduce our liquidity or reduce or eliminate our ability to convert assets into liquidity. Any material issuances of our equity securities may have a material dilutive effect on our current shareholders.

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

Our use of repurchase and warehouse facilities and other financing arrangements is subject to the pre- approval of the lender, which we may be unable to obtain.

In order to borrow funds under a repurchase or warehouse agreement or other financing arrangement, the lender has the right to review the potential assets for which we are seeking financing and approve such asset in its sole discretion. Accordingly, we may be unable to obtain the consent of a lender to finance an investment and alternate sources of financing for such asset may not exist.

Our use of repurchase agreements to finance our securities and/or loans may give our lenders greater rights in the event that either we or a lender files for bankruptcy, including the right to repudiate our repurchase agreements, which could limit or delay our claims.

In the event of our insolvency or bankruptcy, certain repurchase agreements may qualify for special treatment under the U.S. Bankruptcy Code, the effect of which, among other things, would be to allow the lender under the applicable repurchase agreement to avoid the automatic stay provisions of the U.S. Bankruptcy Code and to foreclose on the collateral agreement without delay. In the event of the insolvency or bankruptcy of a lender during the term of a repurchase agreement, the lender may be permitted under applicable insolvency laws to repudiate the contract, and our claim against the lender for damages may be treated simply as an unsecured claim. In addition, if the lender is a broker or dealer subject to the Securities Investor Protection Act of 1970, or an insured depository institution subject to the Federal Deposit Insurance Act, our ability to exercise our rights to recover our collateral under a repurchase agreement or to be compensated for any damages resulting from the lender’s insolvency may be further limited by those statutes. These claims would be subject to significant delay and, if and when received, may be substantially less than the damages we actually incur. Therefore, our use of repurchase agreements to finance our portfolio assets exposes our pledged assets to risk in the event of a bankruptcy filing by either a lender or ourselves.

If a counterparty to our repurchase transactions defaults on its obligation to resell the underlying security and/or loans to us at the end of the transaction term, or if the value of the underlying security and/or loans has declined as of the end of that term, or if we default on our obligations under the repurchase agreement, we will lose money on our repurchase transactions.

When we engage in repurchase transactions, we generally sell securities and/or loans to lenders (i.e., repurchase agreement counterparties) in return for cash from the lenders. The lenders then are obligated to resell the same securities and/or loans to us at the end of the term of the transaction. In a repurchase agreement, the cash we receive from a lender when we initially sell the securities and/or loans to such lender is less than the value of the securities and/or loans sold. If the lender defaults on its obligation to resell the same securities and/or loans to us under the terms of a repurchase agreement, we will incur a loss on the transaction equal to the difference between the value of the securities and/or loans sold and the cash we received from the lender (assuming there was no change in the value of the securities and/or loans). We also would lose money on a repurchase transaction if the value of the underlying securities and/or loans has declined as of the end of the transaction term, as we would have to repurchase the securities and/or loans for their initial value but would receive securities and/or loans worth less than that amount. Further, if we default on one of our obligations under a repurchase transaction, the lender will be able to terminate the transaction and cease entering into any other repurchase transactions with us. Our repurchase agreements generally contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements also could declare a default. If a default occurs under any of our repurchase agreements and the lenders terminate one or more of their repurchase agreements, we may need to enter into replacement repurchase agreements with different lenders. There can be no assurance that we will be successful in entering into such replacement repurchase agreements on the same terms as the repurchase agreements that were terminated or at all. Any losses that we incur on our repurchase transactions could adversely affect our earnings.

We may be subject to repurchases of loans or indemnification on loans and real estate that we have sold if certain representations or warranties in those sales are breached.

If loans that we sell or securitize do not comply with representations and warranties that we make about the loans, the borrowers, or the underlying properties, we may be required to repurchase such loans (including from a trust vehicle used to facilitate a structured financing of the assets through a securitization) or replace them with substitute loans. Additionally, in the case of loans and real estate that we have sold, we may be required to indemnify persons for losses or expenses incurred as a result of a breach of a representation or warranty. Repurchased loans typically will require a significant allocation of working capital to be carried on our books, and our ability to borrow against such assets may be limited or unavailable. Any significant repurchases or indemnification payments could adversely affect our business.

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

Our participation in the market for nonrecourse long-term securitizations may expose us to risks that could result in losses.

Following the dislocation of credit markets that commenced in 2007, the market for nonrecourse long-term securitizations has resumed and we have generally participated in that market by contributing loans to securitizations led by various large financial institutions and by leading securitizations on mortgage loans we originated and participation interests therein. We may, in the future, take a larger role in leading securitizations of mortgage loans. To date, when we have acted as a mortgage loan seller into, and as an issuer, sponsor and/or depositor of, securitizations, we have been obligated to assume substantially similar liabilities as were required of a mortgage loan seller prior to the credit market dislocation, including with respect to representations and warranties required to be made for the benefit of investors. In particular, in connection with any particular securitization, we: (i) make certain representations and warranties regarding ourselves and the characteristics of, and origination process for, the mortgage loans that we contribute to the securitization; (ii) undertake to cure, or to repurchase or replace any mortgage loan that we contribute to the securitization that is affected by a material breach of any such representation and warranty or a material loan document deficiency; and (iii) assume, either directly or through the indemnification of third-parties, potential securities law liabilities for disclosure to investors regarding ourselves and the mortgage loans that we contribute to the securitization. When we lead securitizations as issuer, we assume, either directly or through indemnification agreements, additional potential securities law liabilities and third-party liabilities beyond the liabilities we would assume when we act only as a mortgage loan seller into a securitization.

As a result of the dislocation of the credit markets, the securitization industry has become subject to additional and changing regulation. For example, pursuant to the Dodd-Frank Act, various federal agencies have promulgated, or are in the process of promulgating, regulations and rules with respect to various issues that affect securitizations, including: (i) a recently-adopted rule requiring that sponsors in securitizations retain 5% of the credit risk associated with securities they issue; (ii) requirements for additional disclosure; (iii) requirements for additional review and reporting (including revisions to Regulation AB); and (iv) restrictions designed to prohibit conflicts of interest. The risk retention rule that has been recently adopted (as it relates to CMBS) will take effect in December 2016 and requires retention of at least 5% of the fair value of all securities issued in connection with a securitization for a certain period of time and can be satisfied by (i) retention of a horizontal tranche (i.e., in one or more subordinate classes), (ii) retention of a vertical security or interest in each class of securities issued in connection with the securitization or (iii) a combination of vertical and horizontal strips. The risk (with respect to CMBS) must be retained by the sponsor, certain mortgage loan originators or, upon satisfaction of certain requirements, up to two third-party purchasers of interests in the securitization. Other regulations have been and may ultimately be adopted. The risk retention rules and other rules and regulations that have been adopted or may be adopted will alter the structure of securitizations in the future and could pose additional risks to or reduce or eliminate the economic benefits of our participation in future securitizations. In addition, such rules and regulations could reduce or eliminate the economic benefits of securitization or discourage traditional issuers, underwriters, subordinated security investors or other participants from participating in future securitizations and affect the availability of securitization platforms into which we can contribute mortgage loans, which may require that we take on additional roles and risks in connection with effectuating securitizations of mortgage loans.

Prior to any securitization, we generally finance mortgage loans with relatively short-term facilities until a sufficient portfolio is accumulated. We are subject to the risk that we will not be able to originate or acquire sufficient eligible assets to maximize the efficiency of a securitization. We also bear the risk that we might not be able to obtain new short-term facilities or would not be able to renew any short-term facilities after they expire should we need more time to seek and acquire sufficient eligible assets for a securitization. Our inability to refinance any short-term facilities would also increase our risk because borrowings thereunder would likely be recourse to us or one of our subsidiaries. If we are unable to obtain and renew short-term facilities or to consummate securitizations to finance our assets on a long-term basis, we may be required to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price.

If the interest rates on bonds issued in the market for nonrecourse long-term securitizations that we sell our conduit loans into rise at a disproportionate rate to the interest rates we are able to negotiate on our conduit loans, which we refer to as CMBS spreads widening, the profitability of our conduit loan business may be adversely affected.

We have historically originated conduit loans primarily to sell them into the market for nonrecourse long-term securitizations.   If CMBS spreads widen, we may not be able to sell conduit loans we have originated if the interest rates on such loans are too low to make them attractive assets for purchase by such securitizations or we may be forced to sell conduit loans at a loss.  In addition, our ability to originate conduit loans may be adversely affected to the degree we are  unable to negotiate higher interest rates on our conduit loans that would reduce CMBS spread widening.  Any alternative means we develop to finance conduit loans may increase financing costs from historical levels.  CMBS spreads widened beginning in the last half of 2015 and may continue to do so; as a result, the prices securitizations pay for some of our conduit loans, our ability to originate conduit loans and the profitability of our conduit lending business has decreased and may continue to decrease, which has, and may continue to, adversely affect our performance.

Our access to the CMBS securitization market and the timing of our securitization activities and other factors may greatly affect our quarterly financial results.

We expect to distribute the conduit loans we originate through securitizations and, upon completion of a securitization, we will recognize certain non-interest revenues which are included in total other income on our consolidated statements of income and cease to earn net interest income on the securitized loans. Our quarterly revenue, operating results and profitability have varied substantially from quarter to quarter based on the frequency, volume and timing of our securitizations. Our securitization activities will be affected by a number of factors, including our loan origination volumes, changes in loan values, quality and performance during the period such loans are on our books and conditions in the securitization and credit markets generally and at the time we seek to launch and complete our securitizations. As a result of these quarterly variations, quarter-to-quarter comparisons of our operating results may not provide an accurate comparison of our current period results of operations. If securities analysts or investors focus on such comparative quarter-to-quarter performance, our stock price performance may be more volatile than if such persons compared a wider period of results of operations.

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

RAIT I and RAIT II are required to hold auctions of their collateral assets at specified times and under specified conditions and our liquidity, financial performance and our return on the equity we hold in RAIT I and RAIT II may be adversely affected if the proceeds of any auction sales are lower than our valuation of such assets or if we acquire such assets in such auctions on more costly terms than the terms of RAIT I and RAIT II.

Under the indentures for the notes, or the CDO notes, issued to unaffiliated investors by RAIT I and RAIT II, if the CDO notes have not been redeemed in full prior to the distribution date occurring in November 2016, in the case of RAIT I, and June 2017, in the case of RAIT II, then an auction of the collateral assets of RAIT I or RAIT II, as relevant, will be conducted by the relevant trustee and, if certain conditions set forth in the relevant indenture are satisfied, such collateral assets will be sold at the auction and the relevant CDO notes will be redeemed, in whole, but not in part, on such distribution date.  No redemption of the CDO notes may occur unless proceeds of the auction, together with other defined available redemption funds, are sufficient to pay the defined total senior redemption amount.    If such conditions are not satisfied and the auction is not successfully conducted on such distribution date, the relevant trustee will conduct auctions on a monthly basis until the relevant CDO notes are redeemed in full.  Our liquidity and financial performance may be adversely affected if the proceeds of any auction sales are lower than our valuation of such assets or if we acquire such assets in such auctions on more costly terms than the terms of RAIT I and RAIT II.  In addition, our returns on the preference shares and our other equity we hold in RAIT I and RAIT II may be reduced if auctions are held when no internal rate of return is required to be generated on such preference shares.  We refer to the auctions contemplated by such indentures as the auction process.

Risks related to our investments

We have a concentration of investments in the commercial real estate sector and may have concentrations from time to time in certain property types, locations, tenants and borrowers, which may increase our exposure to the risks of certain economic downturns.

We operate in the commercial real estate sector, including ownership of multi-family and other properties. Such concentration in one economic sector may increase the volatility of our returns and may also expose us to the risk of economic downturns in this sector to a greater extent than if our portfolio also included other sectors of the economy. Declining real estate values may reduce the level of new mortgage and other real estate-related loan originations since borrowers often use appreciation in the value of their existing properties to support the purchase of or investment in additional properties. Borrowers may also be less able to pay principal and interest on our loans or refinance our loans if the value of real estate weakens. Further, declining real estate values significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to over our cost on the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans in our portfolio as well as our ability to originate/acquire/sell loans, which would materially and adversely affect our results of operations, financial condition, liquidity and business.

In addition, we are not required to observe specific diversification criteria relating to property types, locations, tenants or borrowers. A limited degree of diversification increases risk because the aggregate return of our business may be adversely affected by the unfavorable performance of a single property type, single tenant, single market or even a single investment. To the extent that our portfolio is concentrated in any one region or type of asset, downturns relating generally to such region or type of asset may result in defaults on a number of our assets within a short time period. Additionally, borrower concentration, in which a particular borrower is, or a group of related borrowers are, associated with multiple real properties securing mortgage loans or securities held by us, magnifies the risks presented by the possible poor performance of such borrower(s).

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

Since we own in many cases the “BBB,” “BB,” “B” and unrated debt and equity classes of securitizations, we are in a “first loss” position because the rights of the securities that we hold are subordinate in right of payment and in liquidation to the rights of higher rated debt securities issued by the securitization entities. Accordingly, we have incurred and may in the future incur significant losses when investing in these securities. In the event of default, we may not be able to recover any or all of our respective investments in these securities. In addition, we may experience significant losses if the underlying portfolio has been overvalued or if the values subsequently decline and, as a result, less collateral is available to satisfy interest, principal and dividend payments due on the related securities. The prices of lower credit quality securities are generally less sensitive to interest rate changes than higher rated investments, but are more sensitive to economic downturns or developments specific to a particular issuer. Current credit market conditions have caused a decline in the price of lower credit quality securities because the ability of obligors on the underlying assets to make principal, interest and dividend payments may be impaired. In addition, existing credit support in a number of the securitizations in which we have invested have been, and may in the future be, insufficient to protect us against loss of our investments in these securities.

Risks relating to our commercial real estate, or CRE, real estate lending business

Our reserves for loan losses may prove inadequate, which could have a material adverse effect on our financial results.

We maintain loan loss reserves to protect against probable, incurred losses and conduct a review of the appropriateness of these reserves on a quarterly basis. Our loan loss reserves reflect management’s then-current estimation of the probability and severity of losses within our portfolio, based on this quarterly review. Our determination of loan loss reserves relies on significant estimates regarding the fair value of loan collateral. The estimation of these fair values is a complex and subjective process. As such, there can be no assurance that management’s judgment will prove to be correct and that reserves will be adequate over time to protect against future losses. Such losses could be caused by factors including, but not limited to, unanticipated adverse changes in the economy or events adversely affecting specific assets, borrowers, industries in which our borrowers operate, markets in which our borrowers or their properties are located or an inability to collect accrued interest receivable on loans which accrue interest at a higher rate than their stated pay rate. If our reserves for loan losses prove inadequate we will suffer additional losses which may have a material adverse effect on our financial performance and results of operations.

Prepayment rates on mortgage loans cannot be predicted with certainty and prepayments may result in losses to the value of our assets.

The frequency at which prepayments (including voluntary prepayments by the borrowers and liquidations due to defaults and foreclosures) occur on our investments can adversely impact our business.  Prepayment rates cannot be predicted with certainty, making it impossible to completely insulate us from prepayment or other such risks. Prepayments of our investments in loans may adversely impact our portfolio because investments may experience outright losses in an environment of faster actual or anticipated prepayments or may underperform relative to hedges that the management team may have constructed for such investments (resulting in a loss to our overall portfolio). Additionally, borrowers are more likely to prepay when the prevailing level of interest rates falls, thereby exposing us to the risk that the prepayment proceeds may be reinvested only at a lower interest rate than that borne by the prepaid obligation.

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

Where debt senior to our investment exists, the presence of inter-creditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill” periods) and control decisions made in bankruptcy proceedings relating to borrowers. Bankruptcy and borrower litigation can significantly increase the time needed for us to acquire the underlying collateral in the event of a default, during which time the collateral may decline in value. In addition, there are significant costs and delays associated with the foreclosure process. In the event of a default on a senior loan, we may elect to make payments, if we have the right to do so, in order to prevent foreclosure on the senior loans. When we originate or acquire a subordinated investment, we typically do not have the right to service senior loans. The servicers of the senior loans are responsible to the holders of those loans, whose interests will likely not coincide with ours, particularly in the event of a default. Accordingly, the senior loans may not be serviced in a manner advantageous to us. It is also possible that, in some cases, a “due on sale” clause included in a senior mortgage, which accelerates the amount due under the senior mortgage in case of the sale of the property, may apply to the sale of the property if we foreclose, increasing our risk of loss.

Our investments in subordinate loans, subordinate participation interests in loans and subordinate CMBS rank junior to other senior debt and we may be unable to recover our investment in these loans.

We may originate or acquire subordinate loans (including mezzanine loans), subordinate participation interests in loans and subordinate CMBS. In the event a borrower defaults on a loan and lacks sufficient assets to satisfy our loan, we may suffer a loss of principal or interest. In the event a borrower declares bankruptcy, we may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the loan. In addition, certain of our loans may be subordinate to other debt of the borrower. If a borrower defaults on a loan to us or on debt senior to our loan, or in the event of a borrower bankruptcy, our loan will be satisfied only after the senior debt is paid in full. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend loan documents, assign our loans, accept prepayments, exercise remedies and control decisions made in bankruptcy proceedings relating to borrowers.

In general, losses on a property securing a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, then by the holder of a mezzanine loan or B-Note, if any, then by the “first loss” subordinated security holder (generally, the “B-Piece” buyer) and then by the holder of a higher-rated security. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit, mezzanine loans or B-Notes, and any classes of securities junior to those in which we may invest, we may not be able to recover all of our investment in the securities we purchased. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related mortgage-backed securities, the securities in which we may invest may effectively become the “first loss” position behind the more senior securities, which may result in significant losses to us. The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to adverse economic downturns or individual issuer developments. A projection of an economic downturn, for example, could cause a decline in the price of lower credit quality securities because the ability of obligors of mortgage loans underlying the mortgage-backed securities to make principal and interest payments may be impaired. In such event, existing credit support in the securitization structure may be insufficient to protect us against loss of our principal in these securities.

We may make equity and preferred equity investments which involve a greater risk of loss than traditional debt financing.

We may invest in equity and preferred equity interests in entities owning real estate. Such investments are subordinate to debt financing and are not secured. Should the issuer default on our investment, in most instances we would only be able to proceed against the entity that issued the equity in accordance with the terms of the security, and not any property owned by the entity. Furthermore, in the event of bankruptcy or foreclosure, we would only be able to recoup our capital after any creditors to the entity are paid. As a result, we may not recover some or all of our capital, which could result in losses.

The vast majority of the mortgage loans that we originate or purchase, and those underlying the CMBS in which we invest, are nonrecourse loans and the assets securing the loans may not be sufficient to protect us from a partial or complete loss if the borrower defaults on the loan.

Except for customary nonrecourse carve-outs for certain actions and environmental liability, most commercial mortgage loans, including those underlying the CMBS in which we invest, are effectively nonrecourse obligations of the sponsor and borrower, meaning that there is no recourse against the assets of the borrower or sponsor other than the underlying collateral. In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations. Even if a mortgage loan is recourse to the borrower (or if a nonrecourse carve-out to the borrower applies), in most cases, the borrower’s assets are limited primarily to its interest in the related mortgaged property. Further, although a mortgage loan may provide for limited recourse to a principal or affiliate of the related borrower, there is no assurance of any recovery from such principal or affiliate will be made or that such principal’s or affiliate’s assets would be sufficient to pay any otherwise recoverable claim.

Certain balance sheet loans may be more illiquid and involve a greater risk of loss than long-term mortgage loans.

We originate and acquire balance sheet loans generally having maturities of three years or less, that provide interim financing to borrowers seeking short-term capital for the acquisition or transition (for example, lease up and/or rehabilitation) of commercial real estate. Such a borrower under an interim loan often has identified a transitional asset that has been under-managed and/or is located in a recovering market. If the market in which the asset is located fails to recover according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management and/or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the interim loan, and we bear the risk that we may not recover some or all of our initial expenditure. In addition, borrowers usually use the proceeds of a long-term mortgage loan to repay an interim loan. We may therefore be dependent on a borrower’s ability to obtain permanent financing to repay our interim loan, which could depend on market conditions and other factors.

Further, interim loans may be relatively less liquid than loans against stabilized properties due to their short life, the more limited availability of financing through securitizations than for conduit loans, any unstabilized nature of the underlying real estate and the difficulty of recovery in the event of a borrower’s default. This lack of liquidity may significantly impede our ability to respond to adverse changes in the performance of our interim loan portfolio and may adversely affect the value of the portfolio.

Such “liquidity risk” may be difficult or impossible to hedge against and may also make it difficult to effect a sale of such assets as we may need or desire. As a result, if we are required to liquidate all or a portion of our interim loan portfolio quickly, we may realize significantly less than the value at which such investments were previously recorded, which may fail to maximize the value of the investments or result in a loss.

We are subject to additional risks associated with loan participations because our ability to exercise our rights may be restricted by the terms of the participation.

Some of our loans are participation interests or co-lender arrangements in which we share the rights, obligations and benefits of the loan with other lenders. We may need the consent of these parties to exercise our rights under such loans, including rights with respect to amendment of loan documentation, enforcement proceedings in the event of default and the institution of, and control over, foreclosure proceedings. Similarly, a majority of the participants may be able to take actions to which we object but to which we will be bound if our participation interest represents a minority interest. We may be adversely affected by this lack of full control.

We may originate or acquire B-Notes, a form of subordinated mortgage loan, and we may be subject to additional risks relating to the negotiated structure and terms of the transaction, which may result in losses to us.

We may originate or acquire B-Notes. A B-Note is a mortgage loan typically (i) secured by a first mortgage on a single commercial property or group of related properties and (ii) subordinated to an A-Note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for B-Note owners after payment to the A-Note owners.

However, since each transaction is privately negotiated, B-Notes can vary in their structural characteristics and risks. For example, the rights of holders of B-Notes to control the process following a borrower default may be limited in certain investments and circumstances. Further, B-Notes typically are secured by a single property, and so reflect the increased risks associated with a single property compared to a pool of properties. B-Notes also are less liquid than CMBS, thus we may be unable to dispose of underperforming or non-performing investments.

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

Risks related to our investments in real estate

Reduction in occupancy and rent levels on multifamily properties could adversely affect their value and cash flow.

Occupancy and rent levels at a multifamily property may be adversely affected by:

•	local, regional or national economic conditions, which may limit the amount of rent that can be charged for rental units or result in a reduction in timely rent payments;
•	construction of additional housing units in the same market;
•	local military base or industrial/business closings;
•

in the case of student housing facilities, the financial wellbeing of the college or university to which it relates, competition from on-campus housing units, the physical layout of the housing, and a higher turnover rate than other types of multifamily tenants, which in certain cases is compounded by the fact that student leases are available for periods of less than 12 months;

•	the tenant mix (such as tenants being predominantly students, military personnel, corporate tenants or employees of a particular business);
•	developments at local colleges and universities;
•	national, regional and local politics, including current or future rent stabilization and rent control laws and agreements;
•	trends in the senior housing market;
•	the level of mortgage interest rates, which may encourage tenants in multifamily properties to purchase housing; and
•	a lack of amenities, unattractive physical attributes or bad reputation of the mortgaged property.

A significant tenant ceasing to operate at a retail property could adversely affect its value and cash flow.

The value of retail properties is significantly affected by the quality of the tenants as well as fundamental aspects of real estate, such as location and market demographics.  The correlation between the success of tenant business and a retail property’s value may be more direct with respect to retail properties than other types of commercial property because a component of the total rent paid by certain retail tenants is often tied to a percentage of gross sales.

There is no guarantee that any tenant will continue to occupy space in the related retail property.  The presence of significant tenants or anchor tenants is an important consideration at a retail property.  A retail “anchor tenant” or “shadow-anchor tenant” plays a key role in attracting customers to a retail property and making a retail property a desirable location for other tenants, whether or not it is located on the Mortgaged Property.  A significant tenant or anchor tenant ceasing to do business at a retail property could result in realized losses on the mortgage loans.  The loss of a significant tenant or anchor tenants may result from the tenant’s voluntary decision not to renew a lease or to terminate it in accordance with its terms, the bankruptcy or economic decline of the tenant, the tenant’s general cessation of business activities or other reasons (including co-tenancy provisions permitting a tenant to terminate a lease prior to its term).

Some tenants at retail properties may be entitled to terminate their leases or pay reduced rent if sales are below certain target levels, or if an anchor tenant or one or more of the larger tenants cease operations at that property or fail to open.  If anchor stores in a mortgaged property were to close, the borrower may be unable to replace those anchor tenants in a timely manner on similar terms, and customer traffic may be reduced, possibly affecting sales at the remaining retail tenants.  The lack of replacement anchors and a reduction in rental income from remaining tenants may adversely affect the borrower’s ability to pay current debt service or successfully refinance the mortgage loan at maturity.  These risks with respect to an anchored retail property may be increased when the property is a single tenant property.

In addition, various anchor parcels and/or anchor improvements at a mortgaged property may be owned by the anchor tenant (or an affiliate of the anchor tenant) or by a third party, rather than the related borrower, and therefore not be part of the related mortgaged property and the related borrower may not receive rental income from such anchor tenant.

Current levels of property income may not be maintained due to varying tenant occupancy.

Rental payments from tenants of retail properties typically comprise the largest portion of the net operating income of those mortgaged properties.  Tenants at our retail properties may be paying rent but are not yet in occupancy or have signed leases but have not yet started paying rent and/or are not yet in occupancy.  Tenants at our retail properties may be in a rent abatement period.  There can be no assurance that such tenants will be in a position to pay full rent when the abatement period expires.  Risks applicable to anchor tenants (such as bankruptcy, failure to renew leases, early terminations of leases and vacancies) also apply to other tenants.  We cannot assure you that the rate of occupancy at the stores will remain at the current levels or that the net operating income contributed by our retail properties will remain at its current or past levels.

Competition may adversely affect the value and cash flow from retail properties.

Retail properties face competition from sources outside their local real estate market.  For example, all of the following compete with more traditional retail properties for consumer business:

•	factory outlet centers;
•	discount shopping centers and clubs;
•	video shopping networks;
•	video stores;
•	book stores;
•	catalogue retailers;
•	home shopping networks;
•	direct mail;
•	internet websites; and
•	telemarketers.

Continued growth of these alternative retail outlets (which often have lower operating costs) could adversely affect the rents collectible at our retail properties that operate as retail properties as well as the market value of such our retail properties.  Moreover, additional competing retail properties have been and may in the future be built in the areas where the retail properties are located.  Such competition could result in a reduction of income from our retail properties.

In addition, although renovations and expansion at our retail properties will generally enhance the value of those properties over time, in the short term, construction and renovation work at such properties may negatively impact net operating income as customers may be deterred from shopping at or near a construction site.

Economic decline in tenant businesses or changes in demographic conditions could adversely affect the value and cash flow from office properties.

Economic decline in the businesses operated by the tenants of office properties may increase the likelihood that the tenants may be unable to pay their rent, which could result in realized losses on the mortgage loans.  A number of economic and demographic factors may adversely affect the value of office properties, including:

•	the quality and diversity of an office building’s tenants (or reliance on a single or dominant tenant);
•	the quality of property management;
•	provisions in tenant leases that may include early termination provisions;
•	an economic decline in the business operated by the tenants;
•

the physical attributes of the building in relation to competing buildings (e.g., age, condition, design, location, access to transportation and ability to offer certain amenities, including, without limitation, current business wiring requirements);

•	the desirability of the area as a business location;

•	the strength and nature of the local economy (including labor costs and quality, tax environment and quality of life for employees);
•	an adverse change in population, patterns of telecommuting or sharing of office space, and employment growth (which creates demand for office space);
•	competition from other office properties in the same market could decrease occupancy or rental rates at office properties; and
•	decreased occupancy or rental revenues could adversely affect property cash flow.

Moreover, the cost of refitting office space for a new tenant is often higher than the cost of refitting other types of property.

These risks may be increased if rental revenue depends on a single tenant, on a few tenants, if the property is owner occupied or if there is a significant concentration of tenants in a particular business or industry.  In addition, adverse developments in the local, regional and national economies can affect the ability of a landlord to incur the cost of providing services at an office property, and the ability of a landlord to provide services to an office property can have a significant effect on the success of the property.  Further, technological developments can affect the viability of office properties by rendering facilities obsolete or by reducing the size of the workforce necessary to perform office tasks, thus reducing demand for office space.

If one or more of the larger tenants at a particular office property were to close or remain vacant, we cannot assure you that such tenants would be replaced in a timely manner or that such replacement tenants would be without incurring material additional costs to the related borrower, thus adversely affecting property cash flow.

Risks particular to industrial properties

Industrial properties may be adversely affected by reduced demand for industrial space occasioned by a decline in a particular industry segment (for example, a decline in defense spending), and a particular industrial property that suited the needs of its original tenant may be difficult to re‑let to another tenant or may become functionally obsolete relative to newer properties.  Furthermore, lease terms with respect to industrial properties are generally for shorter periods of time and may result in a substantial percentage of leases expiring in the same year at any particular industrial property.  In addition, industrial properties are often more prone to environmental concerns due to the nature of items being stored or type of work conducted at the property.

Site characteristics at industrial properties may impose restrictions that may limit the properties’ suitability for tenants and affect the value of the properties.  Site characteristics which affect the value of an industrial property include:

clear ceiling heights;

column spacing;

number of bays (loading docks) and bay depths;

truck turning radius;

divisibility;

zoning restrictions; and

overall functionality and accessibility.

An industrial property also requires availability of labor sources, proximity to supply sources and customers, and accessibility to rail lines, major roadways and other distribution channels.

Properties used for industrial purposes may be more prone to environmental concerns than other property types.  Increased environmental risks could adversely affect the value and cash flow from industrial properties.

In addition, industrial properties may be adversely affected by reduced demand for industrial space occasioned by a decline in a particular industry segment (e.g., a decline in defense spending), and a particular industrial property that suited the needs of its original tenant may be difficult to relet to another tenant or become functionally obsolete relative to newer properties.  In addition, lease terms with respect to industrial properties are generally for shorter periods of time than with respect to other property types and may result in a substantial percentage of leases expiring in the same year at any particular industrial property.

Further, industrial properties may have tenants that are subject to risks unique to their business, such as cold storage facilities.  Because of seasonal use, leases at such facilities are customarily for shorter terms, making income potentially more volatile than for properties with longer term leases.  In addition, such facilities require customized refrigeration design, rendering them less readily convertible to alternative uses.

Risks associated with tenants generally.

Cash flow from our properties will be affected by the expiration of leases and our ability to renew the leases or to relet the space on comparable terms.  We generally rely on periodic lease or rental payments or guest fees from tenants to pay for maintenance and other operating expenses of the building, to fund capital improvements and to service the related obligation and any other debt or obligations it may have outstanding.  There can be no assurance that tenants will renew leases upon expiration or that, if renewed, the terms would be similar to or more favorable than the terms of the prior lease or that the tenants will continue operations throughout the term of their leases.  Our properties may have significant portions of month-to-month tenants or may have leases of short duration. Such leases do not provide the same stability as longer-term leases. Cash flow from properties would be adversely affected if tenants were unable to pay rent or if space was unable to be rented on favorable terms or at all.  Changes in payment patterns by tenants may result from a variety of social, legal and economic factors, including, without limitation, the rate of inflation and unemployment levels and may be reflected in the rental rates offered for comparable space.  In addition, upon re-letting or renewing existing leases, we will likely be required to pay leasing commissions and tenant improvement costs, which may adversely affect cash flow from the relevant property.

We cannot assure you that (1) leases that expire can be renewed, (2) the space covered by leases that expire or are terminated can be re-let in a timely manner at comparable rents or on comparable terms or (3) we will have the cash or be able to obtain the financing to fund any required tenant improvements.  Further, lease provisions among tenants may conflict in certain instances, or leases may contain restrictions on the use of parcels near the related property for which there is no corresponding restrictive covenant of record, in each case creating termination or other risks.  Income from and the market value of the relevant properties would be adversely affected if vacant space in such properties could not be leased for a significant period of time, if tenants were unable to meet their lease obligations or if, for any other reason, rental payments could not be collected or if one or more tenants ceased operations at such property.  Upon the occurrence of an event of default by a tenant, delays and costs in enforcing the lessor’s rights could occur.

If we are not able to re-let the expiring or terminated space under as favorable conditions due to a decrease in the market rate for similar space, then cash flow from the relevant property may be adversely affected.  Similarly, our inability to fully or favorably re-let the premises may adversely impact our ability to finance or sell the related property in order to make any required balloon payment.

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

Real estate with environmental problems may create liabilities and exposure to losses.

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

Lease expirations, lease defaults and lease terminations may result in reduced revenue from our real estate if the lease payments received from replacement tenants are less than the lease payments received from the expiring, defaulting or terminating tenants. In addition, lease defaults by one or more significant tenants, lease terminations by tenants following events causing significant damage to the property or takings by eminent domain, or the failure of tenants under expiring leases to elect to renew their leases, could cause us to experience long periods with reduced or no revenue from a property and to incur substantial capital expenditures in order to obtain replacement tenants. See Item 2-“Properties,” for a ten-year lease expiration schedule for our non-residential properties as of December 31, 2015.

Risks relating to our use of derivatives and hedging instruments

Complying with REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate risk will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges interest rate risk on liabilities used to carry or acquire real estate assets, and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRSs would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRSs will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRSs.

Hedging may adversely affect our earnings, which could reduce our cash available for distribution to our shareholders.

Subject to maintaining our qualification as a REIT, we may pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates. Our hedging activity will vary in scope based on the level and volatility of interest rates, the type of assets held, compliance with REIT rules, and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

•interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;
•available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought;
•due to a credit loss or other factors, the duration of the hedge may not match the duration of the related liability;
•applicable law may require mandatory clearing of certain interest rate hedges we may wish to use, which may raise costs;
•the credit quality of the hedging counterparty owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign its side of the hedging transaction;
•the hedging counterparty owing money in the hedging transaction may default on its obligation to pay;
•we may fail to recalculate, readjust and execute hedges in an efficient manner; and
•legal, tax and regulatory changes could occur and may adversely affect our ability to pursue our hedging strategies and/or increase the costs of implementing such strategies.

Any hedging activity in which we engage may materially and adversely affect our results of operations and cash flows. Therefore, while we may enter into such transactions seeking to reduce risks, unanticipated changes in interest rates or credit spreads may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio positions or liabilities being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and furthermore may expose us to risk of loss.

In addition, some hedging instruments involve additional risk because they are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, we cannot assure you that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in significant losses. In addition, regulatory requirements with respect to derivatives, including eligibility of counterparties, reporting, recordkeeping, exchange of margin, financial responsibility or segregation of customer funds and positions are still under development and could impact our hedging transactions and how we and our counterparty must manage such transactions.

We are subject to counterparty risk associated with our hedging activities.

We are subject to credit risk with respect to the counterparties to derivative contracts (whether a clearing corporation in the case of exchange-traded instruments or another third party in the case of OTC instruments). If a counterparty becomes bankrupt or otherwise fails to perform its obligations under a derivative contract due to financial difficulties, we may experience significant delays in obtaining any recovery under the derivative contract in a dissolution, assignment for the benefit of creditors, liquidation, winding-up, bankruptcy, or other analogous proceeding. In the event of the insolvency of a counterparty to a derivative transaction, the derivative transaction would typically be terminated at its fair market value. If we are owed this fair market value in the termination of the derivative transaction and its claim is unsecured, we will be treated as a general creditor of such counterparty, and will not have any claim with respect to the underlying security. We may obtain only a limited recovery or may obtain no recovery in such circumstances. In addition, the business failure of a counterparty with whom we enter into a hedging transaction will most likely result in its default, which may result in the loss of potential future value and the loss of our hedge and force us to cover our commitments, if any, at the then current market price.

We may enter into hedging transactions that could expose us to contingent liabilities in the future.

Subject to maintaining our qualification as a REIT, part of our investment strategy may involve entering into hedging transactions that could require us to fund cash payments in certain circumstances (such as the early termination of the hedging instrument caused by an event of default or other early termination event, or the decision by a counterparty to request margin securities it is contractually owed under the terms of the hedging instrument). The amount due with respect to an early termination would generally be equal to the unrealized loss of such open transaction positions with the respective counterparty and could also include other fees and charges. These economic losses will be reflected in our results of operations, and our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time, and the need to fund these obligations could adversely affect our results of operations and financial condition.

We may fail to qualify for, or choose not to elect, hedge accounting treatment.

We intend to record derivative and hedging transactions in accordance with Topic 815 of the Financial Accounting Standards Board’s Accounting Standard Codification, or Topic 815. Under these standards, we may fail to qualify for, or choose not to elect, hedge accounting treatment for a number of reasons, including if we use instruments that do not meet the Topic 815 definition of a derivative (such as short sales), we fail to satisfy Topic 815 hedge documentation and hedge effectiveness assessment requirements or our instruments are not highly effective. If we fail to qualify for, or choose not to elect, hedge accounting treatment, our operating results may suffer because losses on the derivatives that we enter into may not be offset by a change in the fair value of the related hedged transaction or item.

Rules under the Dodd-Frank Act Wall Street Reform and Consumer Protection Act of 2010, or Dodd-Frank Act,  may require that we post cash collateral to secure our hedging transactions and any posting of such collateral could reduce our liquidity or limit our ability to hedge.

The Dodd-Frank Act covers certain hedging instruments we may use in our risk management activities. The Dodd-Frank Act and related SEC and U.S. Commodity Futures Trading Commission, or CFTC, regulations that have been adopted to date include significant new provisions regarding the regulation of derivatives (including mandatory clearing and margin requirements).  Mandatory central clearing requires that we post cash collateral to secure our hedging transactions.  Any posting of such collateral could reduce our liquidity or limit our ability to hedge.

If we enter into certain hedging transactions or otherwise invest in certain derivative instruments, failure to obtain and maintain an exemption from being regulated as a commodity pool operator could subject us to additional regulation and compliance requirements which could materially adversely affect our business and financial condition.

Rules under the Dodd-Frank Act establish a comprehensive new regulatory framework for derivative contracts commonly referred to as “swaps.” The Dodd-Frank Act covers certain hedging instruments we may use in our risk management activities. The Dodd-Frank Act and related SEC and U.S. Commodity Futures Trading Commission, or CFTC, regulations that have been adopted to date include significant new provisions regarding the regulation of derivatives (including mandatory clearing and margin requirements).  Mandatory central clearing requires that we post cash collateral to secure our hedging transactions.  Any posting of such collateral could reduce our liquidity or limit our ability to hedge.  Under this regulatory framework, mortgage real estate investment trusts, or REITs, that trade in commodity interest positions (including swaps) are considered “commodity pools” and the operators of such REITs would be considered “commodity pool operators,” or CPOs. Absent relief, a CPO must register with the CFTC and become a member of the National Futures Association, or NFA, which requires compliance with NFA’s rules and renders such CPO subject to regulation by the CFTC, including with respect to disclosure, reporting, recordkeeping and business conduct. We may from time to time, directly or indirectly, invest in instruments that meet the definition of “swap” under the new Dodd-Frank Act rules, which may subject us to oversight by the CFTC.

In the event that we invest in commodity interests, absent relief, we would be required to register as a CPO. We believe RAIT and its affiliates that could be considered CPOs have taken and will continue to take all appropriate steps needed to maintain such relief.  In addition, RAIT and its affiliates may in the future claim a different exemption from registration as a CPO with the CFTC. Therefore, unlike a registered CPO, we will not be required to provide prospective investors with a CFTC compliant disclosure document, nor will we be required to provide investors with periodic account statements or certified annual reports that satisfy the requirements of CFTC rules applicable to registered CPOs, in connection with any offerings of shares.

As an alternative to an exemption from registration, RAIT or its affiliates may register as a CPO with the CFTC and avail itself of certain disclosure, reporting and record-keeping relief under CFTC Rule 4.7.

The CFTC has substantial enforcement power with respect to violations of the laws over which it has jurisdiction, including anti-fraud and anti-manipulation provisions. Among other things, the CFTC may suspend or revoke the registration of a person who fails to comply, prohibit such a person from trading or doing business with registered entities, impose civil money penalties, require restitution and seek fines or imprisonment for criminal violations. Additionally, a private right of action exists against those who violate the laws over which the CFTC has jurisdiction or who willfully aid, abet, counsel, induce or procure a violation of those laws. In the event we fail to receive interpretive relief from the CFTC on this matter, are unable to claim an exemption from registration and fail to comply with the regulatory requirements of these new rules, we may be unable to use certain types of hedging instruments or we may be subject to significant fines, penalties and other civil or governmental actions or proceedings, any of which could adversely affect our results of operations and financial condition.

During 2016, interest rate swap agreements relating to RAIT I and RAIT II will terminate in accordance with their terms which could expose us to increased exposure to the risk interest RAIT I and RAIT II pay on their respective CDO notes will be higher than the interest paid on the assets collateralizing the CDO notes.

During 2016, interest rate swap agreements relating to RAIT I and RAIT II with a notional amount of $243.8 million and a weighted average strike rate of 5.1% as of December 31, 2015, will terminate in accordance with their terms. While we expect this will result in increased cash flow to us of $11.4 million during 2016, this could expose us to the risk that interest RAIT I and RAIT II pay on their respective CDO notes will be higher than the interest paid on the assets collateralizing the CDO notes.

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

If we were to make a taxable distribution of shares of our stock, stockholders may be required to sell such shares or sell other assets owned by them in order to pay any tax imposed on such distribution.

We may distribute taxable dividends that are payable in shares of our common stock. If we were to make such a taxable distribution of shares of our stock, stockholders would be required to include the full amount of such distribution as income. As a result, a stockholder may be required to pay tax with respect to such dividends in excess of cash received. Accordingly, stockholders receiving a distribution of our shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a stockholder sells the shares it receives as a dividend in order to pay such tax, the sale proceeds may be less than the amount included in income with respect to the dividend. Moreover, in the case of a taxable distribution of shares of our stock with respect to which any withholding tax is imposed on a non-U.S. stockholder, we may have to withhold or dispose of part of the shares in such distribution and use such withheld shares or the proceeds of such disposition to satisfy the withholding tax imposed. While the IRS in certain private letter rulings has ruled that a distribution of cash or shares at the election of a REIT’s stockholders may qualify as a taxable stock dividend if certain requirements are met, it is unclear whether and to what extent we will be able to pay taxable dividends in cash and shares of common stock in any future period. In addition, if a significant number of our stockholders determine to sell shares of our Class A common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our Class A common stock.

Distributions payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to income from ‘‘qualified dividends’’ payable to domestic stockholders that are individuals, trusts and estates is currently 20%. Distributions of ordinary income payable by REITs, however, generally are not eligible for these reduced rates. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay qualified dividends, which could adversely affect the value of the stock of REITs, including our common stock.

Qualifying as a REIT involves highly technical and complex provisions of the Code.

Qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification as a REIT depends on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. In addition, our ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for federal income tax purposes.

The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of structuring collateral mortgage obligations (‘‘CMOs’’), which would be treated as prohibited transactions for federal income tax purposes.

Net income that we derive from a prohibited transaction is subject to a 100% tax. The term ‘‘prohibited transaction’’ generally includes a sale or other disposition of property (including agency securities, but other than foreclosure property, as discussed below)

that is held primarily for sale to customers in the ordinary course of a trade or business by us or by a borrower that has issued a shared appreciation mortgage or similar debt instrument to us. We could be subject to this tax if we were to dispose of or structure CMOs in a manner that was treated as a prohibited transaction for federal income tax purposes. The 100% tax does not apply to gains from the sale of property that is held through a TRS or other taxable corporation, as is the case with our securitization business, although such income will be subject to tax in the hands of the corporation at regular corporate rates.

We intend to conduct our operations at the REIT level so that no asset that we own (or are treated as owning) will be treated as, or as having been, held for sale to customers, and that a sale of any such asset will not be treated as having been in the ordinary course of our business. As a result, we may choose not to engage in certain transactions at the REIT level, and may limit the structures we utilize for our CMO transactions, even though the sales or structures might otherwise be beneficial to us. In addition, whether property is held ‘‘primarily for sale to customers in the ordinary course of a trade or business’’ depends on the particular facts and circumstances. We intend to structure our activities to avoid prohibited transaction characterization but no assurance can be given that any property that we sell will not be treated as property held for sale to customers, or that we can comply with certain safe-harbor provisions of the Code that would prevent such treatment.

Our taxable income is calculated differently than net income based on GAAP.

Our taxable income may substantially differ from our net income based on GAAP. For example, interest income on our mortgage related securities does not necessarily accrue under an identical schedule for U.S. federal income tax purposes as for accounting purposes. Please see Note 15 to our consolidated financial statements for the year ended December 31, 2015 included elsewhere in this Annual Report.

Rapid changes in the values of our target assets may make it more difficult for us to maintain our qualification as a REIT or our exemption from the Investment Company Act.

If the fair market value or income potential of our assets declines as a result of increased interest rates, prepayment rates, general market conditions, government actions or other factors, we may need to increase our real estate assets and income or liquidate our non-REIT-qualifying assets to maintain our REIT qualification or our exemption from the Investment Company Act. If the decline in real estate asset values or income occurs quickly, this may be especially difficult to accomplish. We may have to make decisions that we otherwise would not make absent the REIT and Investment Company Act considerations.

The Company’s qualification as a REIT and exemption from U.S. federal income tax with respect to certain assets may be dependent on the accuracy of legal opinions or advice rendered or given or statements by the issuers of assets that the Company acquires, and the inaccuracy of any such opinions, advice or statements may adversely affect the Company’s REIT qualification and result in significant corporate-level tax.

When purchasing securities, the Company may rely on opinions or advice of counsel for the issuer of such securities, or statements made in related offering documents, for purposes of determining whether such securities represent debt or equity securities for U.S. federal income tax purposes, and also to what extent those securities constitute REIT real estate assets for purposes of the REIT asset tests and produce income which qualifies for purposes of the REIT income tests. In addition, when purchasing the equity tranche of a securitization, the Company may rely on opinions or advice of counsel regarding the qualification of the securitization for exemption from U.S. corporate income tax and the qualification of interests in such securitization as debt for U.S. federal income tax purposes. The inaccuracy of any such opinions, advice or statements may adversely affect the Company’s REIT qualification and result in significant corporate-level tax.

New legislation or administrative or judicial action, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT.

The present federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the federal income tax treatment of an investment in us. The federal income tax rules dealing with REITs constantly are under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations. Revisions in federal tax laws and interpretations thereof could affect or cause us to change our investments and commitments and affect the tax considerations of an investment in us.

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

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

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

If either TRFT or IRT fails to qualify as a REIT, then we also would very likely fail to qualify as a REIT and if any other significant REIT affiliate fails to qualify as a REIT, it would adversely affect our ability to qualify as a REIT.

TRFT and IRT are REITs subject to all of the risks discussed above with respect to RAIT. If TRFT or IRT fails to qualify as a REIT, then we also would very likely fail to qualify as a REIT, because the income we receive from, and assets we hold through, TRFT and IRT make up a significant portion of our total income and assets and materially affect our ability to meet REIT qualification tests. The same would be true with respect to other REIT affiliates if the income derived from such REIT affiliate becomes a significant part of our income.

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

We make the determination of whether an entity is a majority-owned subsidiary of RAIT, RAIT Partnership or TRFT. The Investment Company Act defines a majority-owned subsidiary of a person as a company 50% or more of the outstanding voting securities of which are owned by such person, or by another company which is a majority-owned subsidiary of such person. The Investment Company Act further defines voting securities as any security presently entitling its owner or holder to vote for the election of trustees of a company. We treat companies, including future securitization subsidiaries, in which we own at least a majority of the outstanding voting securities as majority-owned subsidiaries for purposes of the 40% test. Neither RAIT, RAIT Partnership nor TRFT has requested the SEC to approve our treatment of any company as a majority-owned subsidiary and the SEC has not done so. If the SEC were to disagree with our treatment of one or more companies, including securitizations, as majority-owned subsidiaries, we would need to adjust our respective investment strategies and invest our respective assets in order to continue to pass the 40% test. Any such adjustment in its investment strategy could have a material adverse effect on TRFT and us.

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

If our subsidiaries that are not registered as investment advisers under the Investment Advisers Act that provide collateral management, servicing or advisory services to securitizations or other investment vehicles were required to so register, it could hinder our operating performance and negatively impact our business and subject us to additional regulatory burdens and costs that we are not currently subject.

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

Our settlement with the SEC of its investigation concerning our subsidiary, Taberna Capital Management, LLC, or TCM, restricts our ability to serve as an investment advisor until September 2018, which may require us to forgo opportunities.

We may be subject to “lender liability” litigation.

In recent years, a number of judicial decisions have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or stockholders. We cannot assure you that such claims will not arise or that we will not be subject to significant liability if a claim of this type were to arise.

We cannot assure you that our settlement of a shareholders’ derivative action will be finalized and/or approved or that any final settlement will not have different or additional material terms.

On November 23, 2015, a shareholders’ derivative action, or the action, captioned Lobins v. Brown, et al., was filed in the Court of Common Pleas of Philadelphia County, or the court, naming RAIT, as nominal defendant, and certain of our current and former executive officers and trustees as defendants, or the individual defendants.  On March 4, 2016, the court issued an order preliminarily approving a proposed settlement of the action. The proposed settlement, if finally approved by the court, will fully and finally resolve the issues raised in the action. The court has scheduled a hearing on June 7, 2016, at which the court will consider, among other things, whether to approve the proposed settlement as fair, reasonable, adequate and in the best interests of RAIT and its shareholders. We cannot guarantee that final approval will be forthcoming. Similarly, we cannot guarantee what the exact terms of any such final settlement or other resolution of this matter will be. For a description of this action, see “Item 3—Legal Proceedings” below.

Risks relating to our securities

We have not established a minimum dividend payment level and we cannot assure you of our ability to pay dividends in the future or the amount of any dividends.

Our board of trustees will determine the amount and timing of distributions. In making this determination, our trustees will consider all relevant factors, including REIT minimum distribution requirements, the amount of cash available for distribution, restrictions under Maryland law, capital expenditures and reserve requirements and general operational requirements. We cannot assure you that we will be able to make distributions in the future or in amounts similar to our past distributions. We may need to fund distributions through borrowings, returning capital or selling assets, which may be available only at commercially unattractive terms, if at all. Any of the foregoing could adversely affect the market price of our common shares.

The price of our common shares and other securities historically has been volatile. This volatility may affect the price at which anyone holding our common shares or other securities could sell them, and the sale of substantial amounts of our common shares or such other securities could adversely affect the price of our common shares or such other securities.

The market price for our common shares has varied between a high of $7.32 on March 12, 2015 and a low of $1.85 on February 11, 2016 in the twelve month period ending on March 9, 2016. This volatility may affect the price at which you could sell the common shares. Other securities we have issued have also had volatile market prices. The market prices of our securities are likely to continue to be volatile and the trading volume subject to significant fluctuations in response to market and other factors, including the other risk factors discussed in this report; variations in our quarterly operating results from our expectations or those of securities analysts or investors, downward revisions in securities analysts’ estimates, and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments. This volatility and other factors may cause the market price and demand for our common shares to fluctuate substantially, which may limit or prevent investors from readily selling their common shares, may induce shareholder activism and may otherwise negatively affect the price or liquidity of our common shares.

Future sales of our common shares in the public market could lower the market price for our common shares and adversely impact the trading price of the notes.

In the future, we may sell additional common shares to raise capital. In addition, a substantial number of our common shares are reserved for issuance upon the exercise of the issued and issuable warrants, or the warrants, described below (see Part II Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources-Series D preferred shares”) and upon conversion of our outstanding senior convertible notes. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common shares. The issuance and sale of substantial amounts of common shares, or the perception that such issuances and sales may occur, could adversely affect the market price of our common shares and impair our ability to raise capital through the sale of additional equity securities.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

For our investments in real estate, the leases for our multi-family properties are generally one-year or less and leases for our office and retail properties are operating leases. The following table represents a ten-year lease expiration schedule for our non-residential properties as of December 31, 2015.

Year of Lease Expiration (December 31,)	Number of Leases Expiring during the Year	Rentable Square Feet Subject to Expiring Leases	Final Annualized Rent under Expiring Leases (in 000's) (a)	Final Annualized Rent per Square Foot under Expiring Leases	Percentage of Total Final Annualized Base Rent Under Expiring Leases	Cumulative Total
2016	233	953,890	$10,254,864	$10.75	18.5%	18.5%
2017	84	902,835	8,225,150	9.11	14.8%	33.3%
2018	47	334,339	5,272,407	15.77	9.5%	42.7%
2019	43	441,018	3,787,458	8.59	6.8%	49.6%
2020	50	645,784	6,937,141	10.74	12.5%	62.1%
2021	14	345,340	3,356,186	9.72	6.1%	68.2%
2022	11	272,196	5,723,681	21.03	10.2%	78.4%
2023	10	271,970	5,348,540	19.67	9.7%	88.1%
2024	7	121,119	1,627,509	13.44	3.0%	91.1%
2025	3	38,708	407,440	10.53	0.7%	91.8%
2026 and thereafter	14	308,682	4,568,944	14.80	8.2%	100.0%
Total	516	4,635,881	55,509,320	11.97	100%

(a)	“Final Annualized Rent” for each lease scheduled to expire represents the cash rental rates of the respective tenants for the final month prior to expiration multiplied by 12.

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

On September 16, 2014, TCM, our subsidiary, reached an agreement in principle with the staff of the Securities and Exchange Commission, or the SEC, to resolve a non-public investigation initiated by SEC staff. Consistent with this agreement in principle, the SEC accepted an offer of settlement submitted by TCM and entered an order (administrative proceeding file no. 3-16776), or the order, on September 2, 2015. TCM consented to the entry of the order without admitting or denying the findings therein. The order, among other things, required TCM to pay disgorgement of $13.0 million, prejudgment interest of $2.0 million and a civil penalty of $6.5 million, aggregating to payments of $21.5 million. We took a charge of $21.5 million relating to this settlement in 2014. In connection with TCM’s offer of settlement, RAIT Financial Trust provided a written commitment, or the commitment, to the SEC which became effective the date of the order. The commitment provided, among other things, that RAIT would ensure the payment by TCM of the $21.5 million of payments referenced above, which payments were made September 3, 2015.

On November 23, 2015, a shareholders’ derivative action, or the action, captioned Lobins v. Brown, et al., was filed in the Court of Common Pleas of Philadelphia County, or the court, (Civil Case No. 151103347) naming RAIT, as nominal defendant, and certain of our current and former executive officers and trustees as defendants, or the individual defendants. The complaint in the action alleges that the individual defendants breached their fiduciary duties in connection with certain restructuring fees paid to TCM. These restructuring fees were the subject of the investigation by the staff of the SEC, the settlement of which is discussed in the preceding paragraph. RAIT and the individual defendants have denied and continue to deny each and all of the allegations made in the action.

On March 4, 2016, the court issued an order preliminarily approving a proposed settlement of the action. The proposed settlement consists of the adoption by RAIT of additions to its Trust Governance Guidelines and the creation of a Board-level Risk

Management Committee. The action is not a “class action” and no individual shareholder has the right to receive any direct recovery from the proposed settlement. The proposed settlement, if finally approved by the court, will fully and finally resolve the issues raised in the action. The court has scheduled a hearing on June 7, 2016, at which the court will consider: (i) whether to approve the proposed settlement as fair, reasonable, adequate and in the best interests of RAIT and its shareholders; (ii) whether to dismiss the action and whether the releases set forth in the related Stipulation and Agreement of Settlement should be made full and final; (iii) whether the notice provided to RAIT shareholders conformed with court rules and due process; and (iv) whether the court should approve plaintiff’s counsel’s request for attorneys’ fees and reimbursement of expenses in an aggregate amount no greater than $250,000, as well as such other matters as may properly come before the Court. We cannot guarantee that this approval will be forthcoming. Similarly, we cannot guarantee what the exact terms of any such final settlement or other resolution of this matter will be.

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

	Price Range of Common Shares
	High	Low	Dividends Declared
2014
First Quarter	$9.04	$7.88	$0.17
Second Quarter	8.53	7.66	0.18
Third Quarter	8.43	7.32	0.18
Fourth Quarter	7.94	6.86	0.18
2015
First Quarter	$7.85	$6.62	0.18
Second Quarter	7.08	6.04	0.18
Third Quarter	6.24	4.77	0.18
Fourth Quarter	5.45	2.25	0.09

As of March 9, 2016, there were 91,643,077 of our common shares outstanding held by 427 holders of record.

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

See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Series D Preferred Shares” for the terms of the purchase agreement limiting our ability to declare dividends.

PERFORMANCE GRAPH

The following graph compares the index of the cumulative total shareholder return on our common shares for the measurement period commencing December 31, 2010 and ending December 31, 2015 with the cumulative total returns of the National Association of Real Estate Investment Trusts (NAREIT) Mortgage REIT index, the NAREIT Equity index and the S&P 500 Index. The following graph assumes that each index was 100 on the initial day of the relevant measurement period and that all dividends were reinvested.

Item 6.	Selected Financial Data

The following selected financial data information should be read in conjunction with Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements, including the notes thereto, included elsewhere herein (dollars in thousands, except share and per share data).

	As of and For the Years Ended December 31
	2015	2014		2013		2012		2011
Operating Data:
Net interest margin	$69,182	$103,109		$103,852		$84,145		$93,995
Property income	233,731	162,281		114,224		103,872		91,880
Total revenue	323,982	289,670		246,875		200,784		195,798
Interest expense	(84,338)	(55,391)		(40,297)		(42,408)		(51,293)
Real estate operating expenses	(109,001)	(81,584)		(60,887)		(56,443)		(55,285)
Provision for losses	(8,300)	(5,500)		(3,000)		(2,000)		(3,900)
Total expenses	(341,042)	(247,438)		(181,972)		(170,236)		(181,341)
Operating income (loss)	(17,060)	42,232		64,903		30,548		14,457
Loss on deconsolidation of variable interest entities	—	(215,804)		—		—		—
Change in fair value of financial instruments	11,638	(98,752)		(344,426)		(201,787)		(75,154)
Income (loss) from continuing operations	63,493	(289,975)		(285,364)		(168,341)		(38,457)
Net income (loss)	63,493	(289,975)		(285,364)		(168,341)		(37,710)
Net income (loss) allocable to common shares	7,158	(318,504)		(308,008)		(182,805)		(51,130)
Earnings (loss) per share from continuing operations:
Basic	$0.08	$(3.92)		$(4.54)		$(3.75)		$(1.35)
Diluted	$0.08	$(3.92)		$(4.54)		$(3.75)		$(1.35)
Earnings (loss) per share:
Basic	$0.08	$(3.92)		$(4.54)		$(3.75)		$(1.33)
Diluted	$0.08	$(3.92)		$(4.54)		$(3.75)		$(1.33)
Balance Sheet Data:
Investment in mortgages, loans and preferred equity interests, at amortized cost	$1,606,486	$1,383,218		$1,099,422		$1,044,729		$950,281
Investments in real estate, net	2,319,319	1,671,971		1,004,186		918,189		891,502
Investments in securities, at fair value	—	31,412		567,302		655,509		647,461
Total assets	4,447,296	3,513,475		3,027,237		2,923,980		2,902,604
Total indebtedness	3,359,450	2,615,666		2,086,401		1,799,595		1,748,274
Total liabilities	3,617,160	2,846,325		2,338,577		2,033,856		1,988,510
Total equity	744,741	587,842		635,690		837,846		914,094
Other Data:
Common shares outstanding, at period end	91,586,767	82,506,606		71,447,437		58,913,142		41,289,566
Book value per share	$1.88	$1.89		$5.62		$11.16		$18.04
Ratio of earnings to fixed charges and preferred share dividends	1.2X	—	(1)	—	(1)	—	(1)	—	(1)

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

We experienced growth in both of our core businesses in 2015.  In our CRE business line, we increased our loan production and saw overall growth in the operating performance of our owned real estate.  We originated $996.9 million of commercial real estate loans, sold $425.0 million of conduit loans to commercial mortgage backed securities, or CMBS, securitizations and had CRE loan repayments of $291.2 million, contributing to net loan growth of $231.1 million, despite volatility in the CMBS markets beginning in the second half of 2015. We successfully financed $566.7 of our bridge loans in two securitizations we sponsored.  With respect to properties in this business line, we continued to generate overall improving occupancy and rental rates in our historical portfolio. We generated gains of $37.1 million from sales of seven properties in this business line and acquired eleven properties valued at $159.2 million through the conversion of our loans on the properties to ownership of the properties.  In our IRT business line, IRT completed the TSRE acquisition in the third quarter of 2015.  As IRT's external manager, in just over two years we have successfully grown IRT’s portfolio to 49 properties with nearly 14,000 units and total capitalization of nearly $1.4 billion. This growth has led to an increasing recurrent fee stream to us for the services we provide to IRT.

During 2015, we generated GAAP net income (loss) allocable to common shares of $7.2 million, or $0.08 per common share-diluted, during 2015, as compared to $(318.5) million, or $(3.92) per common share-diluted, during 2014. During 2015, our cash available for distribution, or CAD, increased to $95.1 million, or $1.11 per common share, including $0.33 per common share from property sales during the 2015, from $57.5 million, or $0.71 per common share for 2014.  CAD is a non-GAAP financial measure.  For management’s respective definitions and discussion of the usefulness of CAD to investors and management and a reconciliation of our reported net income (loss) to our CAD, see “Non-GAAP Financial Measures” below.

While we believe RAIT met its operational goals for 2015, we are responding to current volatility in the capital markets. We will continue to simplify our business and focus on our core strategy, commercial real estate lending, right-sizing our platform through reduced expenses and recycling capital from our real estate portfolio.

Trends That May Affect Our Business

The following trends may affect our business:

Trends relating to capital markets.  We are generally seeing more volatility in the capital markets relevant to our common and preferred shares and our recourse indebtedness and expect to be constrained in our ability to raise capital through public offerings of our securities in these categories in the next year. We expect to explore alternative methods of obtaining financing or raising capital as a result.

Trends Relating to Originating and Financing Conduit Loans and Bridge Loans. Beginning with the second half of 2015, CMBS market conditions were volatile which impacted the performance of our conduit lending business. Bonds spreads widened during the quarter, thereby impacting gain on sale within the conduit lending business. Our conduit lending strategy has been to sell our fixed rate loans frequently, thereby reducing exposure to bond spread volatility and credit risk. The widening of these spreads had the effect of reducing our fee income from sales of conduit loans.  Competition to originate conduit loans also increased in 2015 which, when combined with market volatility, resulted in lower gain on sale profits on an individual loan basis.  We expect to substantially decrease our origination of conduit loans in 2016 and the fee income we generate from sales of conduit loans. Competition to originate bridge loans also increased in 2015, although to a lesser degree than conduit loans. Such increased competition may result in reducing the level of bridge loans we originate or decrease our returns from such bridge loans.  Overall, we expect these developments to reduce our rate of loan originations from historical levels.

Trends Relating to Investments in Real Estate. We expect to continue adding multi-family properties to IRT’s portfolio in current and new markets consistent with IRT’s investment strategy. Additionally, we have begun marketing for sale several of our properties as we see opportunities to generate solid gains in the current environment by selling these properties. IRT also plans to sell properties outside its geographic footprint or which have reached their economic potential. We anticipate completing these sales during the first half of 2016. From a performance perspective, we expect the occupancy and rental rates of our properties to improve during 2016 as a result of the increased leasing activity during 2015 in our office and retail portfolios and improved economic conditions within the relevant markets of our multifamily properties.

Interest rate environment. While interest rates in 2015 continued to remain at historically low levels, volatility increased in late 2015 and we expect interest rates to rise in 2016. Due to the general low interest rate environment, we have seen fewer subordinated lending opportunities offering attractive risk-adjusted returns. Any volatility may impact the value of our assets, liabilities and interest rate hedges and may impact the interest income or expense they generate in the future. We believe market participants expect that the future interest rate environment may be higher. In the event interest rates rise significantly, we may be impacted; see our discussion below under Item 7A—“Quantitative and Qualitative Disclosures About Market Risk- Interest Rate Risk Management” for a summary of the possible effects on our income and expenses. We use floating rate facilities and long-term floating rate CDO notes payable to finance our investments. To the extent the fixed interest rate on our commercial loans do not appropriately match the floating interest rate on the CDO notes payable the loans collateralize, we may utilize interest rate derivative contracts to convert our floating rate liabilities into fixed-rate liabilities, effectively match funding our assets with our liabilities.

Prepayment rates. Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayment rates on our assets also may be affected by other factors, including, without limitation, conditions in the housing, real estate and financial markets, general economic conditions and the relative interest rates on adjustable-rate and fixed-rate loans. See “Securitization Summary” below for a discussion of the impact of prepayments on the returns we receive from our retained interests in our consolidated securitizations. As a result of the current low interest rate environment, there may be an increase in prepayment rates in our commercial loan portfolio, which could decrease our net investment income, and a corresponding increase in prepayment rates of our debt securities, which may result in our recognizing non-cash expenses due to fair value adjustments.

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

The table below summarizes our AUM as of December 31, 2015 and December 31, 2014 (dollars in thousands):

	AUM as of December 31, 2015	AUM as of December 31, 2014
Commercial real estate portfolio (1)	$4,144,765	$3,249,705
Property management (2)	1,881,388	1,235,820
Total	$6,026,153	$4,485,525

(1)

As of December 31, 2015 and December 31, 2014, our commercial real estate portfolio was comprised of $554.0 million and $671.7 million, respectively, of assets collateralizing RAIT I and RAIT II, $1.1 billion and $1.2 billion, respectively, of investments in real estate of RAIT, $1.4 billion and $689.1 million, respectively, of investments in real estate of IRT and $188.0 million and $246.7 million, respectively, of commercial mortgage loans, mezzanine loans and preferred equity interests that were not securitized. As of December 31, 2015 and December 31, 2014, our commercial real estate portfolio was also comprised of $885.1 million and $490.9 million, respectively, of assets collateralizing our floating rate securitizations.

(2)

In the fourth quarter of 2013, we exercised our rights under a preferred equity investment we had made in Urban Retail to assume control of Urban Retail. We completed our acquisition of the equity of Urban Retail in March 2014. Urban Retail manages 61 properties representing 18,112,405 square feet in 25 states as of December 31, 2015.

Securitization Summary

Overview. We have used securitizations to match fund the interest rates and maturities of our assets with the interest rates and maturities of the related financing. This strategy has helped us reduce interest rate and funding risks on our portfolios for the long-term. A securitization is a structure in which multiple classes of debt and equity are issued by a special purpose entity to finance a portfolio of assets. Cash flow from the portfolio of assets is used to repay the securitization liabilities sequentially, in order of seniority. The most senior classes of debt typically have credit ratings of “AAA” through “BBB–” and therefore can be issued at yields that are lower than the average yield of the loans collateralizing the securitization. The debt tranches are typically rated based on portfolio quality, diversification and structural subordination. The equity securities issued by the securitization are the “first loss” piece of the capital structure, but they are entitled to all residual amounts available for payment after the obligations to the debt holders have been satisfied. Historically, the stated maturity of the debt issued by a securitization we have sponsored and consolidated has been between 15 and 17 years. However, we expect the weighted average life of such debt to be shorter than the stated maturity due to the financial condition of the borrowers on the underlying loans and the characteristics of such loans, including the existence and frequency of exercise of any permitted prepayment, the prevailing level of interest rates, the actual default rate and the actual level of any recoveries on any defaulted loans. Debt issued by these securitizations is non-recourse to RAIT and payable solely from the payments by the borrowers on the loans collateralizing these securitizations. These assets are in most cases “non-recourse” or limited recourse loans secured by commercial real estate assets or real estate entities. This means that we look primarily to the assets securing the loan for repayment, subject to certain standard exceptions

As of December 31, 2015, we have sponsored six securitizations with varying amounts of retained or residual interests held by us which we consolidate in our financial statements as follows: RAIT I, RAIT II, RAIT 2014-FL2 Trust, or RAIT FL2, RAIT 2014-FL3 Trust, or RAIT FL3, RAIT 2015-FL4 Trust, or RAIT FL4 and RAIT 2015-FL5 Trust, or RAIT FL5. We refer to RAIT FL2, RAIT FL3, RAIT FL4 and RAIT FL5 as the FL securitizations. As discussed below, we exercised our rights and unwound a seventh securitization we had sponsored, RAIT 2013-FL1 Trust, or RAIT FL1, 2015. The assets and liabilities of these securitizations are presented at amortized cost in our consolidated financial statements. We originated substantially all of the loans collateralizing RAIT I, RAIT II and the FL securitizations. We serve as the collateral manager, servicer and special servicer on RAIT I and RAIT II and as servicer and special servicer for each of the FL securitizations. See “Taberna Exit” below for a discussion of the T1, T8 and T9 securitizations included in the Taberna business line we exited in 2014.

Securitization Performance. RAIT I and RAIT II contain interest coverage triggers, or IC triggers, and over collateralization triggers, or OC triggers, that must be met in order for us to receive our subordinated management fees and our lower-rated debt or residual equity returns. If the IC triggers or OC triggers are not met in a given period, then the cash flows are redirected from lower rated tranches and used to repay the principal amounts to the senior tranches of CDO notes payable. These conditions and the re-direction of cash flow continue until the triggers are met by curing the underlying payment defaults, paying down the CDO notes payable or other actions permitted under the relevant securitization indenture. As of the most recent payment information, all applicable IC triggers and OC triggers continue to be met for RAIT I and RAIT II, and we continue to receive all of our management fees, interest and residual returns from these securitizations. The FL securitizations do not have IC triggers and OC triggers.

Repayment of the loans collateralizing RAIT I and RAIT II outside their contractual maturities increased in 2015 and we expect it to continue to increase in 2016 through 2019. This has reduced, and we expect it to continue to reduce, our returns from these securitizations.  We are evaluating alternative strategies seeking to replace these returns. We expect to undertake similar analysis for any securitization we sponsor as the notes issued by such securitization approach their respective weighted average lives.

If the CDO notes issued by RAIT I and RAIT II have not been redeemed in full prior to the distribution date occurring in November 2016, in the case of RAIT I, and June 2017, in the case of RAIT II, then an auction of the collateral assets of RAIT I or RAIT II, as relevant, will be conducted by the relevant trustee each month thereafter and, if certain conditions set forth in the relevant indenture are satisfied, such collateral assets will be sold at the auction and the relevant CDO notes will be redeemed, in whole, but not in part, on such distribution date.

A summary of the investments in our consolidated securitizations as of the most recent payment information is as follows:

•

RAIT I—We closed RAIT I in 2006. RAIT I is collateralized by $793.1 million principal amount of commercial real estate loans and participations, of which $15.9 million is defaulted. The current OC test is passing at 130.5% with an OC trigger of 116.2%. All of the notes issued by this securitization are performing in accordance with their terms. We currently own $41.3 million of the securities that were originally rated investment grade and $200.0 million of the non-investment grade securities issued by this securitization. We are currently receiving all distributions required by the terms of our retained interests in this securitization and are receiving all of our collateral management fees. We pledged $30.2 million of the securities of RAIT I we own as collateral for the senior secured notes we issued.  We have converted certain of the loans that collateralize RAIT I to real estate owned, thereby acquiring ownership of the related real estate property and leaving the loans and any other indebtedness encumbering the property outstanding. Upon these conversions, we consolidate the assets, liabilities and operations of the real estate properties, including any loans secured by the properties owed to unaffiliated lenders, and the loans collateralizing RAIT I secured by these properties remain outstanding but are eliminated in consolidation.  For a description of the encumbrances on our investments in real estate held by RAIT I and RAIT II, see Item 8—“Financial Statements and Supplementary Data—Schedule III.”

•

RAIT II— We closed RAIT II in 2007. RAIT II is collateralized by $606.8 million principal amount of commercial real estate loans and participations, of which $19.5 million is defaulted. The current OC test is passing at 125.8% with an OC trigger of 111.7%. All of the notes issued by this securitization are performing in accordance with their terms. We currently own $91.7 million of the securities that were originally rated investment grade and $140.7 million of the non-investment grade securities issued by this securitization. We are currently receiving all distributions required by the terms of our retained interests in this securitization and are receiving all of our collateral management fees. We pledged $54.3 million of the securities we own issued by RAIT II as collateral for senior secured notes we issued.  We have converted certain of the loans that collateralize RAIT II to real estate owned, thereby acquiring ownership of the related real estate property and leaving the loans and any other indebtedness encumbering the property outstanding. Upon these conversions, we consolidate the assets, liabilities and operations of the real estate properties, including any loans secured by the properties owed to unaffiliated lenders, and the loans collateralizing RAIT II secured by these properties remain outstanding but are eliminated in consolidation. For a description of the encumbrances on our investments in real estate held by RAIT I and RAIT II, see Item 8—“Financial Statements and Supplementary Data—Schedule III.”

•

RAIT FL1— During the third quarter of 2015, RAIT exercised its right to unwind RAIT 2013-FL1 Trust, or RAIT FL1, and repaid the outstanding notes. We refinanced the $55.0 million of remaining loans through our warehouse financing arrangement. Loan repayments in RAIT FL1 decreased the efficiency of the securitization and by unwinding this securitization, we increased our returns on our remaining assets.

•

RAIT FL2— We closed RAIT FL2 in 2014. RAIT FL2 is collateralized by $134.7 million of bridge loans and participations, none of which are in default. RAIT FL2 issued classes of investment grade senior notes with an aggregate principal balance of approximately $94.5 million to investors. All of the notes issued by this securitization are performing in accordance with their terms. We currently hold unrated classes of junior notes, including a class with an aggregate principal balance of $40.2 million, and the equity, or the retained interests, of RAIT FL2. We are currently receiving all distributions required by the terms of our retained interests in this securitization and are receiving all of our servicing fees.

•

RAIT FL3— We closed RAIT FL3 in 2014. RAIT FL3 is collateralized by $168.3 million of bridge loans and participations, none of which are in default. RAIT FL3 issued classes of investment grade senior notes with an aggregate principal balance of approximately $130.9 million to investors. All of the notes issued by this securitization are performing in accordance with their terms. We currently hold unrated classes of junior notes, including a class with an aggregate principal balance of $37.4 million, and the equity, or the retained interests, of RAIT FL3.

•

RAIT FL4— We closed RAIT FL4 in 2015.  RAIT FL4 is collateralized by $219.3 million of bridge loans and participations, none of which are in default. RAIT FL4, has classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $177.9 million. We currently own the unrated classes of junior notes, including a class with an aggregate principal balance of $41.4 million, and the equity, or the retained interests, of RAIT FL4.

•

RAIT FL5— We closed RAIT FL5 in 2015.  RAIT FL5 has $347.4 million of total collateral at par value, none of which is in default. RAIT FL5, has classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $263.6 million. We currently own certain investment grade notes and all of the below investment grade and unrated classes of junior notes, with an aggregate principal balance of $83.8 million, and the equity, or the retained interests, of RAIT FL5. In February 2016, we contributed our junior notes and equity of RAIT FL5 to a joint venture. We retained a 60% interest in the joint venture.  We received approximately $24.9 million of capital as a result of this contribution and still retain $23.0 million of investment grade notes.

Independence Realty Trust, Inc.

IRT, whom we consolidate, seeks to own well-located multi-family properties in geographic submarkets that IRT believes support strong occupancy and have the potential for growth in rental rates. IRT has elected to be taxed as a REIT commencing with its taxable year ended December 31, 2011. One of our subsidiaries serves as IRT’s external advisor and another of our subsidiaries serves as IRT’s property manager. We expect to generate a return on our investment in IRT primarily through any appreciation of, and any distributions paid upon, the shares of IRT common stock we own and payments to us under our advisory agreement and property management agreements with IRT.

We acquired IRT in 2011 and paid approximately $2.5 million for IRT and certain of its affiliated entities. Since we acquired IRT, IRT has sold 26,448,300 shares of IRT common stock in four underwritten public offerings raising $238.4 million of gross proceeds. While we have bought shares in several of these offerings and remain IRT’s largest single stockholder, our percentage ownership of IRT has been reduced in each offering since we acquired IRT. We beneficially owned 15.5% and 15.3% of the outstanding shares of IRT common stock at December 31, 2015 and as of March 9, 2016, respectively.

IRT common stock trades on the NYSE MKT under the symbol “IRT” with a closing price of $6.55 as of March 9, 2016. We continue to consolidate IRT in our financial results as of December 31, 2015. For the year ended December 31, 2015, we reflected IRT’s operating results in our financial results, including $30.2 million of net income. As of December 31, 2015, IRT owned 49 multi-family properties with 13,724 units and a book value of $1.4 billion which were reflected on our balance sheet. For the year ended December 31, 2015, we earned $5.6 million of fees from IRT under our advisory agreement with IRT and received $5.2 million of distributions declared on our IRT common stock, both of which are eliminated in consolidation. We characterize IRT as one of our operating segments and break out its financial performance in our financial statements. See Item 8-“Financial Statements and Supplementary Data-Note 19.”

On September 17, 2015, IRT completed the TSRE acquisition. Pursuant to the TSRE acquisition, IRT paid approximately $139.8 million in cash and issued approximately 15.1 million shares of IRT common stock as consideration.  Immediately prior to the TSRE acquisition, the sole third party holder of common units issued by the operating partnership of TSRE, or TSR OP, contributed all of their TSR OP units to IRT’s operating partnership, or IROP, in exchange for approximately 1.9 million common units, or IROP units, issued by IROP. On defined terms and conditions, IROP units are exchangeable for the equivalent number of shares of IRT common stock or the equivalent in cash, at IRT’s option.

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

Taberna Exit

We disclosed in September 2014 that we were undertaking to exit the Taberna business, which included TCM’s business serving as collateral manager of three securitizations and our holdings of securities issued by those securitizations. In December 2014, we assigned or delegated all of TCM’s remaining collateral management agreements to a third party. In 2015, we sold all of our holdings of the related securities. The December 2014 transactions resulted in our deconsolidation of T8 and T9. TCM entered into a settlement with the SEC to resolve a non-public investigation by SEC staff into certain transactions by TCM included in the Taberna business. For a description of this settlement, see “Item 3—Legal Proceedings” below. Our exit of the Taberna business did not include TRFT or any of TRFT’s subsidiaries that were not involved in the Taberna business.

Non-GAAP Financial Measures

Cash Available for Distribution

Cash available for distribution, or CAD, is a non-GAAP financial measure. We believe that CAD provides investors and management with a meaningful indicator of operating performance. Management also uses CAD, among other measures, to evaluate profitability and our board of trustees considers CAD in determining our quarterly cash distributions. The compensation committee of our board used CAD as a performance metric in establishing performance-based compensation awards for 2015 for some of our executive officers. We also believe that CAD is useful because it adjusts for a variety of noncash items (such as depreciation and amortization, equity-based compensation, realized gain (loss) on assets, provision for loan losses and non-cash interest income and expense items). Furthermore, CAD removes the effect of two securitizations, which we refer to as T8 and T9, which we consolidated until we exited the Taberna business in December 2014.

We calculate CAD by subtracting from or adding to net income (loss) attributable to common shareholders the following items: depreciation and amortization items including, depreciation and amortization, straight-line rental income or expense, amortization of in place leases, amortization of deferred financing costs, amortization of discount on financings and equity-based compensation; changes in the fair value of our financial instruments, including such changes reflected in T8 and T9; net interest income from T8 and T9; realized noncash gain (loss) on assets and other; provision for loan losses; impairment on depreciable property; acquisition gains or losses and transaction costs; certain fee income eliminated in consolidation that is attributable to third parties; and one-time events pursuant to changes in GAAP and certain other non-recurring items.

CAD should not be considered as an alternative to net income (loss) or cash generated from operating activities, determined in accordance with GAAP, as an indicator of operating performance. For example, CAD does not adjust for the accrual of income and expenses that may not be received or paid in cash during the associated periods. Please refer to our consolidated financial statements prepared in accordance with GAAP in Item 8. In addition, our methodology for calculating CAD may differ from the methodologies used by other comparable companies, including other REITs, when calculating the same or similar supplemental financial measures and may not be comparable with these companies.

Set forth below is a reconciliation of CAD to net income (loss) allocable to common shares for the years ended December 31, 2015, 2014, and 2013 (dollars in thousands, except share information):

	For the Year Ended December 31, 2015		For the Year Ended December 31, 2014		For the Year Ended December 31, 2013
	Amount	Per Share (1)	Amount	Per Share (2)	Amount	Per Share (3)
Cash Available for Distribution:
Net income (loss) allocable to common shares	$7,158	$0.08	$(318,504)	$(3.92)	$(308,008)	$(4.54)
Adjustments:
Depreciation and amortization expense	73,868	0.87	56,784	0.70	36,093	0.53
Change in fair value of financial instruments	(11,638)	(0.14)	98,752	1.21	344,426	5.09
(Gains) losses on assets	(12,204)	(0.14)	5,370	0.07	2,266	0.03
TSRE financing extinguishment and employee separation expenses	27,508	0.32	—	—	—	—
(Gain) loss on IRT merger with TSRE	(64,604)	(0.76)	—	—	—	—
(Gains) losses on deconsolidation of VIEs	—	—	215,804	2.66	—	—
(Gains) losses on extinguishment of debt	—	—	(2,421)	(0.03)	1,275	0.02
T8 and T9 securitizations, net effect	—	—	(26,931)	(0.33)	(33,268)	(0.49)
Straight-line rental adjustments	95	0.00	1,111	0.01	(1,322)	(0.02)
Share-based compensation	4,466	0.05	4,407	0.05	3,441	0.05
Acquisition and integration expenses	16,527	0.19	—	—	—	—
Origination fees and other deferred items	35,659	0.42	21,954	0.27	10,475	0.15
Provision for losses	8,300	0.10	5,500	0.07	3,000	0.04
Asset impairment	8,179	0.10	—	—	—	—
Noncontrolling interest effect of certain adjustments	1,750	0.02	(4,302)	(0.05)	(940)	(0.01)
Cash Available for Distribution	$95,064	$1.11	$57,524	$0.71	$57,438	$0.85

(1)	Based on 85,524,073 weighted-average shares outstanding for the year ended December 31, 2015.
(2)	Based on 81,328,129 weighted-average shares outstanding for the year ended December 31, 2014.
(3)	Based on 67,814,316 weighted-average shares outstanding for the year ended December 31, 2013.

Funds from Operations

We believe that funds from operations, or FFO, which is a non-GAAP measure, is an additional appropriate measure of the operating performance of a REIT. We compute FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT, as net income or loss allocated to common shares (computed in accordance with GAAP), excluding real estate-related depreciation and amortization expense, gains or losses on sales of real estate and the cumulative effect of changes in accounting principles. Our management utilizes FFO as a measure of our operating performance. FFO is not an equivalent to net income or cash generated from operating activities determined in accordance with GAAP. Furthermore, FFO does not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments or uncertainties. FFO should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flow from operating activities as a measure of our liquidity.

Set forth below is a reconciliation of FFO to net income (loss) allocable to common shares for the years ended December 31, 2015, 2014, and 2013 (dollars in thousands, except share information):

	For the Year Ended December 31, 2015		For the Year Ended December 31, 2014		For the Year Ended December 31, 2013
	Amount	Per Share (1)	Amount	Per Share (2)	Amount	Per Share (3)
Funds From Operations:
Net Income (loss) allocable to common shares	$7,158	$0.08	$(318,504)	$(3.92)	$(308,008)	$(4.54)
Adjustments:
Real estate depreciation and amortization	41,096	0.48	38,620	0.48	33,538	0.50
(Gains) losses on the sale of real estate	(43,514)	(0.50)	319	—	3,724	0.05
Funds From Operations	$4,740	$0.06	$(279,565)	$(3.44)	$(270,746)	$(3.99)

(1)	Based on 85,524,073 weighted-average shares outstanding for the year ended December 31, 2015.
(2)	Based on 81,328,129 weighted-average shares outstanding for the year ended December 31, 2014.
(3)	Based on 67,814,316 weighted-average shares outstanding for the year ended December 31, 2013.

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

The table below reconciles the differences between reported net income (loss), total taxable income and estimated REIT taxable income for the three years ended December 31, 2015 (dollars in thousands):

	For the Years Ended December 31
	2015	2014	2013
Net income (loss), as reported	$63,493	$(289,975)	$(285,364)
Add (deduct):
Provision for losses	8,300	5,500	3,000
Charge-offs on allowance for losses	(416)	(11,254)	(10,445)
Domestic TRS book-to-total taxable income differences:
Income tax provision (benefit)	2,798	(2,147)	(2,933)
Stock compensation, forfeitures and other temporary tax differences	3,123	(731)	(877)
Capital losses not offsetting capital gains and other temporary tax differences	—	—	—
Gain on conversion of OP units	—	—	9,500
Book to tax differences on gain from sale of assets	10,986	—	—
Depreciation and amortization differences on real estate	11,832	—	—
Capital losses not offsetting capital gains and other temporary tax differences	—	—	—
Change in fair value of financial instruments, net of noncontrolling interests	(11,743)	98,752	344,426
Net (gains) losses on deconsolidation of VIEs	—	215,804	—
Amortization of intangible assets	1,591	2,774	597
CDO investments aggregate book-to-taxable income differences (1)	—	(19,074)	(33,551)
Convertible debt retirement premium	—	—	(21,593)
Other book to tax differences	9,716	4,362	(1,619)
Total taxable income (loss)	99,680	4,011	1,141
Taxable (income) loss attributable to domestic TRS entities	(5,473)	12,397	(4,138)
Dividends paid by domestic TRS entities	5,886	5,086	11,700
Allocable share of income from OP and tax partnerships	—	—	1,989
Net income from IRT (net of taxable dividends received)	(29,267)	—	—
Distributions designated as capital gain distributions	(52,447)	—	—
Deductible preferred dividends (2)	(7,996)	(21,494)	(10,692)
Deductible Common Dividends	(10,383)	—	—
Estimated REIT taxable income (loss) (3)	$—	$—	$—

(1)

Amounts reflect the aggregate book-to-taxable income differences and are primarily comprised of (a) unrealized gains on interest rate hedges within CDO entities that TRFT consolidated, (b) amortization of original issue discounts and debt issuance costs and (c) differences in tax year-ends between TRFT and its CDO investments.

(2)	Dividends paid deduction for preferred dividends is limited to the lesser of (i) REIT taxable income, or (ii) amount of preferred dividends paid.
(3)	As of December 31, 2015, RAIT has an estimated net operating loss carryforward of approximately $71.6 million that may be used to offset its REIT taxable income in the future.

For the year ended December 31, 2015, the tax classification of our dividends on common shares was as follows:

Declaration Date	Record Date	Payment Date	Dividend Paid	Ordinary Income	Qualified Dividend	Capital Gain Distribution	Unrecaptured Sec. 1250 Gain	Return of Capital
12/18/2014	1/9/2015	1/30/2015	$0.1800	$0.0374	$0.0107	$0.0953	$0.0385	$0.0473
3/16/2015	4/10/2015	4/30/2015	0.1800	0.0374	0.0107	0.0953	0.0385	0.0473
6/22/2015	7/10/2015	7/31/2015	0.1800	0.0374	0.0107	0.0953	0.0385	0.0473
9/17/2015	10/9/2015	10/30/2015	0.1800	0.0374	0.0107	0.0953	0.0385	0.0473
			$0.7200	$0.1496	$0.0428	$0.3812	$0.1540	$0.1892

The preferred dividends that we paid in 2015 were classified as 28.2% ordinary dividend including 8.1% (of total preferred distributions) that was eligible for qualified dividend treatment and 71.8% as capital gain including 29.0% (of total) classified as unrecaptured section 1250 gain.

For the year ended December 31, 2014, the tax classification of our dividends on common shares was as follows:

Declaration Date	Record Date	Payment Date	Dividend Paid	Ordinary Income	Qualified Dividend	Capital Gain Distribution	Unrecaptured Sec. 1250 Gain	Return of Capital
12/12/2013	1/7/2014	1/31/2014	$0.16	$0.0031	$0.0004	$—	$—	$0.1569
3/18/2014	4/4/2014	4/30/2014	0.17	0.0033	0.0005	—	—	0.1667
6/12/2014	7/11/2014	7/31/2014	0.18	0.0035	0.0005	—	—	0.1765
9/15/2014	10/7/2014	10/31/2014	0.18	0.0035	0.0005	—	—	0.1765
			$0.69	$0.0134	$0.0019	$—	$—	$0.6766

The preferred dividends that we paid in 2014 were classified as 100% ordinary dividend including 12.4% (of total preferred distributions) that was eligible for qualified dividend treatment.

For the year ended December 31, 2013, the tax classification of our dividends on common shares was as follows:

Declaration Date	Record Date	Payment Date	Dividend Paid	Ordinary Income	Qualified Dividend	Capital Gain Distribution	Unrecaptured Sec. 1250 Gain	Return of Capital
12/12/2012	1/16/2013	1/31/2013	$0.10	$—	$—	$—	$—	$0.10
3/15/2013	4/3/2013	4/30/2013	0.12	—	—	—	—	0.12
6/20/2013	7/12/2013	7/31/2013	0.13	—	—	—	—	0.13
9/10/2013	10/3/2013	10/31/2013	0.15	—	—	—	—	0.15
			$0.50	$—	$—	$—	$—	$0.50

The preferred dividends that we paid in 2013 were classified as 57.0% ordinary dividend including 50.5% (of total preferred distributions) that was eligible for qualified dividend treatment. The remaining 43.0% was classified as return of capital.

Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenue

Net interest margin. Net interest margin decreased $33.9 million, or 33%, to $69.2 million for the year ended December 31, 2015 from $103.1 million for the year ended December 31, 2014. Net interest margin decreased $22.8 million from the deconsolidation of the T8 and T9 securitizations in December 2014, $15.6 million associated with loan payoffs during 2014 and 2015, $8.5 million of interest associated with loans that converted to real estate in 2014 and 2015 and $14.9 million of non-recurring transactions that occurred in 2014 with no such transactions occurring in 2015.  These decreases were offset by $31.4 million of interest income on new loans funded during 2014 and 2015.

Rental income. Rental income increased $71.5 million to $233.7 million for the year ended December 31, 2015 from $162.3 million for the year ended December 31, 2015. The increase is attributable to $23.0 million of rental income from 31 new properties acquired or consolidated since December 31, 2014, $47.8 million from the properties acquired during the year ended December 31, 2014 present for a full year of operations in 2015 and $6.7 million from improved occupancy and rental rates in 2015 as compared to 2014 in our other consolidated properties. The increase was partially offset by $6.1 million of rental income related to properties that were disposed or deconsolidated after December 31, 2014.

Fee and other income. Fee and other income decreased $3.2 million, or 13%, to $21.1 million for the year ended December 31, 2015 from $24.3 million for the year ended December 31, 2014. The decrease is primarily attributable to a $2.2 million decrease in conduit fee income generated during the year ended December 31, 2015 as compared to the year ended December 31, 2014 as a result of the market conditions described in “Overview” and a $1.0 million decrease in collateral management fees due to the sale of collateral management contracts in December 2014.

Expenses

Interest expense. Interest expense increased $28.9 million, or 52%, to $84.3 million for the year ended December 31, 2015 from $55.4 million for the year ended December 31, 2014. This increase is primarily attributable to $15.0 million of interest expense from the increase in our loans payable on real estate, $4.5 million of interest expense related to the debt incurred as part of the TSRE acquisition, $1.3 million related to our 7.625% senior notes issued in April 2014, $3.2 million related to our 7.125% senior notes issued in August 2014, and $5.0 million related to our senior secured notes present in 2015 but previously eliminated in consolidation with the Taberna securitizations.

Real estate operating expense. Real estate operating expense increased $27.4 million, or 34%, to $109.0 million for the year ended December 31, 2015 from $81.6 million for the year ended December 31, 2014. The increase is attributable to $8.8 million of real estate operating expenses from 31 new properties acquired or consolidated since December 31, 2014 and $23.3 million from the properties acquired during the year ended December 31, 2014 present for a full year of operations in 2015. The increase was partially offset by $1.4 million from improved efficiency in 2015 as compared to 2014 in our other consolidated properties and $3.3 million of real estate operating expenses related to properties that were disposed or deconsolidated after December 31, 2014.

Compensation expense. Compensation expense was $28.2 million for the years ended December 31, 2015 and 2014.

General and administrative expense. General and administrative expense increased $3.1 million, or 18%, to $20.8 million for the year ended December 31, 2015 from $17.7 million for the year ended December 31, 2014. This was mostly attributable to an increase of $1.5 million in professional service fees and an increase of $1.2 million in insurance expense in the year ended December 31, 2015 compared to the same period in 2014.

Acquisition and integration expense. Acquisition and integration expense increased $14.1 million to $16.5 million for the year ended December 31, 2015 from $2.4 million for the year ended December 31, 2014. These expenses were primarily incurred in connection with the TSRE acquisition in which IRT acquired 19 properties during the year ended December 31, 2015.

Provision for losses. The provision for losses relates to our investments in our commercial mortgage loan portfolios. The provision for losses increased by $2.8 million for the year ended December 31, 2015 to $8.3 million as compared to $5.5 million for the year ended December 31, 2014.   Our provisioning for loan losses increased primarily related to an increase in the number of loans on our watchlist during the year.  While our non-accrual loans decreased to 2.2% of our loan portfolio, the increase in our watchlist loans as of December 31, 2015 was principally related to a first-mortgage loan, which matures in 2016, which is collateralized by seven properties with an unpaid principal balance of $74.8 million.  We expect full recovery of this loan. While we believe we have properly reserved for the probable losses in our portfolio, we continually monitor our portfolio for evidence of loss and accrue additional provisions for loan losses as circumstances or conditions change.

Depreciation and amortization expense. Depreciation and amortization expense increased $17.1 million, or 30%, to $73.9 million for the year ended December 31, 2015 from $56.8 million for the year ended December 31, 2014. The increase is attributable to $9.0 million of depreciation and amortization from 31 new properties acquired or consolidated since December 31, 2014, and $12.0 million from the properties acquired during the year ended December 31, 2014 present for a full year of operations in 2015. The increase was partially offset by $2.3 million of depreciation and amortization expense related to properties that were disposed or deconsolidated after December 31, 2014.

Other income (expense)

Other income (expense). During the year ended December 31, 2014, other income (expense) included a $21.5 million settlement charge relating to our agreement in principle to settle the SEC investigation of TCM. See Part I, Item 3, “Legal Proceedings.”  During the year ended December 31, 2015, other income (expense) included additional legal costs associated with the settlement of the SEC investigation of TCM.

Gains (losses) on assets. During the year ended December 31, 2015, gains (losses) on assets included $43.8 million primarily related to the dispositions of six multi-family properties, one office property, and two parcels of land. During the year ended December 31, 2014, gains (losses) on assets included a $7.7 million loss on sale of an asset held by T8 and T9 which resulted from the illiquid nature of the investment, a $3.0 million charge off for certain assets that were previously disposed of and a $0.3 million loss related to the disposition of a real estate property. This was partially offset by a $5.7 million gain on property acquisitions in 2014 as the fair value of the properties acquired exceeded the purchase price.

Gain on IRT Merger with TSRE. During the year ended December 31, 2015, IRT recognized a $64.6 million gain from a bargain purchase on the TSRE acquisition.

Gains (losses) on extinguishment of debt. Gains (losses) on extinguishment of debt during the year ended December 31, 2014 was due to the repurchase of $5.8 million principal amount of RAIT I debt from the market for $3.4 million.

Asset Impairment. During the year ended December 31, 2015, we recognized asset impairment on real estate assets of $8.2 million as we determined it was more likely than not that we would dispose of the assets before the end of their previously estimated useful lives and a portion of our recorded investment in those assets was determined not to be recoverable.

TSRE financing extinguishment and employee separation expenses. In connection with the TSRE acquisition that occurred during the year ended December 31, 2015, IRT incurred 27.5 million of financing extinguishment and employee separation expenses.

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

Net gain on sale of collateral management contracts. On December 19, 2014, our subsidiary assigned or delegated its rights and responsibilities as collateral manager for three securitizations, which we refer to as T1, T8 and T9, included in the Taberna business which we exited in December 2014. We recorded a gain of $4.5 million, net of severance and other costs associated with exiting the Taberna collateral management business.

Change in fair value of financial instruments. During the year ended December 31, 2015, the change in fair value of financial instruments increased our net income by $11.6 million. During the year ended December 31, 2014, the change in fair value of financial instruments reduced our net income by $98.8 million. The fair value adjustments we recorded were as follows (dollars in thousands):

Description	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014
Change in fair value of trading securities and security-related receivables	$(172)	$10,682
Change in fair value of CDO notes payable and trust preferred obligations	2,598	(101,675)
Change in fair value of derivatives	28	(16,352)
Change in fair value of warrants and investor SARs	9,184	8,593
Change in fair value of financial instruments	$11,638	$(98,752)

The changes in the fair value for the trading securities and security-related receivables, CDO notes payable, and other liabilities for which the fair value option was elected was primarily attributable to changes in instrument specific credit risks. The changes in the fair value of the CDO notes payable for which the fair value option was elected was also due to required repayments at par of senior CDO notes due to OC failures when the CDO notes being repaid have a fair value of less than par. The changes in the fair value of derivatives was mainly due to changes in interest rates. The change in fair value of the warrants and investor SARs was due to changes in the reference stock price and volatility.

Income tax benefit (provision). Income tax benefit (provision) for the year ended December 31, 2015 decreased net income by $2.8 million due to the profitable performance of our taxable operations.  During 2015, we utilized net operating loss carryforwards to reduce our current tax expense, however this was offset by the recognition of a deferred tax expense associated with the utilization of net operating loss carryforwards.  Income tax benefit (provision) for the year ended December 31, 2014 increased net income by $2.1 million due to the reversal of a valuation allowance associated with deferred tax assets recorded for net operating loss carryforwards.

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

Acquisition and integration expense. Acquisition and integration expense increased $2.0 million to $2.4 million for the year ended December 31, 2014 from $0.4 million for the year ended December 31, 2013. This increase was primarily attributable to 28 properties acquired in the year ended December 31, 2014 as compared to four properties acquired in the year ended December 31, 2013.

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

Gains (losses) on assets. During the year ended December 31, 2014, gains (losses) on assets included a $7.7 million loss on sale of an asset held by T8 and T9 which resulted from the illiquid nature of the investment, a $3.0 million charge off for certain assets that were disposed of and a $0.3 million loss related to the disposition of a real estate property. This was partially offset by a $5.7 million gain on property acquisitions as the fair value of the properties acquired exceeded the purchase price. During the year ended December 31, 2013, gain (losses) on assets included a $1.5 million loss related to the disposition of a real estate property in July 2013 and an accrual of a $2.2 million loss associated with a property disposed of in the first quarter of 2014. This was partially offset with a $1.6 million gain on the acquisition of one multi-family property with a fair value of $37.0 million for a purchase price of $35.4 million.

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

We believe our available cash and restricted cash balances, other financing arrangements, and cash flows from operations will be sufficient to fund our liquidity requirements for the next 12 months and the foreseeable future. Due to volatility in the capital markets described above in “Trends,” we expect our ability to raise capital in the public markets through sales of our equity and debt securities to be limited this year.  We expect to rely to a greater degree on the other sources of liquidity identified below.

Our primary cash requirements are as follows:

•	to make investments and fund the associated costs;
•	to repay our indebtedness, including repurchasing, redeeming or retiring our debt before it becomes due;
•	to pay our expenses, including compensation to our employees;
•	to pay U.S. federal, state, and local taxes of our TRSs; and
•	to distribute a minimum of 90% of our REIT taxable income and to make investments in a manner that enables us to maintain our qualification as a REIT.

We intend to meet these liquidity requirements primarily through the following:

•	the use of our cash and cash equivalent balances of $125.9 million as of December 31, 2015;
•	cash generated from operating activities, including net investment income from our investment portfolio, and fee income generated by our commercial real estate platform;
•	proceeds from the sales of assets, including the property sales described in “Overview” above;
•	proceeds from future borrowings, including our CMBS facilities and loan participations;
•	proceeds from alternative sources of financing, such as joint ventures; and
•	proceeds from future offerings of our securities, including through our DRSPP and ATM programs discussed below.

Cash Flows

As of December 31, 2015 and 2014, we maintained cash and cash equivalents of $125.9 million and $121.7 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Years Ended December 31
	2015	2014	2013
Cash flows from operating activities	$87,871	$49,309	$28,369
Cash flows from investing activities	(403,112)	(635,102)	(59,246)
Cash flows from financing activities	319,401	618,672	19,683
Net change in cash and cash equivalents	4,160	32,879	(11,194)
Cash and cash equivalents at beginning of period	121,726	88,847	100,041
Cash and cash equivalents at end of period	$125,886	$121,726	$88,847

Cash flows from operating activities for the year ended December 31, 2015 as compared to the same period in 2014, has increased primarily due to sales of conduit loans outpacing the originations of conduit loans during 2015 as compared to 2014 where originations of conduit loans outpaced sales of conduit loans.

The cash outflow for investing activities for the year ended December 31, 2015 is substantially due to new investments in loans of $598.1 million exceeding loan repayments of $291.2 million as well as acquisitions of real estate properties and capital expenditures on our real estate assets of $189.6 million. These cash outflows were partially offset by proceeds from the disposition of real estate assets of $87.6 million.  The cash outflow for investing activities for the year ended December 31, 2014 is substantially due to new investments in loans of $509.3 million which exceeded loan repayments of $156.3 million. We also had cash outflows of $367.3 million due to the acquisition of real estate properties and capital expenditures in our owned real estate assets. These cash outflows were partially offset by payoffs we received for our investment in securities totaling $49.0 million for the year ended December 31, 2014.

The cash inflow from our financing activities during the year ended December 31, 2015 is primarily due to proceeds from credit facilities and term loans of $488.7 million (primarily obtained through IRT’s acquisition of TSRE) and proceeds from our CDO notes and floating rate securitizations of $476.2 exceeding repayments on our credit facilities, loans on real estate, and CDO notes of $557.4 million and distributions to preferred and common shareholders of $84.7 million.

As a REIT, we evaluate our dividend coverage based on our cash flow from operating activities, excluding acquisition and integration expenses, the origination and sale of conduit loans, IRT’s TSRE employee separation expenses, and changes in assets and liabilities. During the year ended December 31, 2015, we paid distributions to our preferred shareholders, common shareholders, and noncontrolling interests of $106.8 million and generated cash flows from operating activities, before acquisition expenses, origination and sale of conduit loans, IRT’s TSRE employee separation expenses, and changes in assets and liabilities of $100.6 million. The $6.2 million of excess distributions was funded through cash flows from the disposition of real estate assets, which is included in cash flows from investing activities in the consolidated statements of cash flows and totaled $87.6 million during the year ended December 31, 2015.

Capitalization

A discussion of our capitalization is incorporated by reference to Note 6: Indebtedness, Note 11: Series D Preferred Shares and Note 12: Shareholders’ Equity of Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data.”

Critical Accounting Estimates and Policies

We consider the accounting policies discussed below to be critical to an understanding of how we report our financial condition and results of operations because their application places the most significant demands on the judgment of our management.

Our financial statements are prepared on the accrual basis of accounting in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The items that include significant estimates are fair value of financial instruments and allowance for loan losses. Actual results could differ from those estimates.

Revenue Recognition for Interest Income. We recognize interest income from investments in commercial mortgage loans, mezzanine loans, and preferred equity interests on a yield to maturity basis. Many of our commercial mortgage loans and mezzanine loans provide for the accrual of interest at specified rates which differ from current payment terms. Interest income is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible. Management will cease accruing interest on these loans when it determines that the interest income is not collectible based on the ultimate value of the underlying collateral using discounted cash flow models and market based assumptions.

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

Allowance for Loan Losses, Impaired Loans and Non-accrual Status. We maintain an allowance for loan losses on our investments in commercial mortgage loans and mezzanine loans. Management’s periodic evaluation of the adequacy of the allowance is based upon expected and inherent risks in the portfolio, the estimated value of underlying collateral, and current economic conditions. Management reviews loans for impairment and establishes specific reserves when a loss is probable under the provisions of FASB ASC Topic 310, “Receivables.” A loan is impaired when it is probable that we may not collect all principal and interest payments according to the contractual terms. As part of the detailed loan review, we consider many factors about the specific loan, including payment history, asset performance, borrower’s financial capability and other characteristics. Management evaluates loans for non-accrual status each reporting period. A loan is placed on non-accrual status when the loan payment deficiencies exceed 90 days. Payments received for non-accrual or impaired loans are applied to principal until the loan is removed from non-accrual status or no longer impaired. Past due interest is recognized on non-accrual loans when they are removed from non-accrual status and are making current interest payments. The allowance for loan losses is increased by charges to operations and decreased by charge-offs (net of recoveries). We charge off a loan when we determine that all commercially reasonable means of recovering the loan balance have been exhausted.  This may occur at a variety of times, including when we receive cash or other assets in a pre-foreclosure sale or take control of the underlying collateral in full satisfaction of the loan upon foreclosure.  We consider circumstances such as these to indicate that the loan collection process has ceased and that a loan is uncollectible.

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

Off-Balance Sheet Arrangements and Commitments

As of December 31, 2015 we did not have any off-balance sheet arrangements or commitments other than those disclosed in “Contractual Commitments” below.

Contractual Commitments

The table below summarizes our contractual obligations as of December 31, 2015 (dollars in thousands):

	Payment due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Recourse indebtedness:
Convertible senior notes (1)	$171,798	$—	$—	$—	$171,798
Senior notes	131,905	—	—	71,905	60,000
Senior secured notes	70,000	—	52,500	17,500	—
Junior subordinated notes	43,771	—	—	—	43,771
CMBS facilities	97,067	67,748	29,319	—	—
Total recourse indebtedness	514,541	67,748	81,819	89,405	275,569
Non-recourse indebtedness
Secured credit facilities	391,500	120,000	271,500	—	—
CDO notes payable	950,981	—	—	—	950,981
CMBS securitization	717,255	—	—	—	717,255
Loans payable on real estate	815,746	137,139	64,059	51,796	562,752
Total non-resourse indebtedness	2,875,482	257,139	335,559	51,796	2,230,988
Total indebtedness	3,390,023	324,887	417,378	141,201	2,506,557
Interest payable (2)(3)	970,785	101,089	162,453	128,233	579,010
Operating lease obligations	32,101	1,798	3,418	3,092	23,793
Funding commitments to borrowers (4)	31,024	19,811	11,213	—	—
Total	$4,423,933	$447,585	$594,462	$272,526	$3,109,360

(1)

Our 7.0% convertible senior notes are redeemable, at par at the option of the holder, in April 2016, April 2021, and April 2026. Our 4.0% convertible senior notes are redeemable, at par at the option of the holder, in October 2018, October 2023, and October 2028.

(2)	All variable-rate indebtedness assumes a 30-day LIBOR rate of .4295%, which was the 30-day LIBOR rate at December 31, 2015.
(3)

Interest payable is comprised of interest expense related to our indebtedness and the interest cost of the hedges associated with indebtedness. Interest payments related to recourse indebtedness are due by period as follows: $38.4 million-less than one year, $58.6 million-one to three years, $32.0 million-three to five years and $132.1 million-more than five years. Interest payments related to non-recourse indebtedness are due by period as follows: $57.6 million-less than one year, $103.8 million-one to three years, $96.3 million-three to five years and $446.9 million-more than five years. Interest payable on non-recourse, securitization related notes assumes no collateral repayments and that interest is paid on the amount outstanding as of December 31, 2015 through the respective maturity dates.  Interest cost on our hedges associated with our indebtedness totals $5.1 million.

(4)	Amounts represent the commitments we have made to fund borrowers in our existing lending arrangements as of December 31, 2015.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk results primarily from changes in the credit risks of our portfolio and changes in interest rates. We are exposed to credit risk and interest rate risk related to our investments in commercial mortgage loans and mezzanine loans and debt instruments.

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

Credit Summary and Concentrations of Credit Risk

Our investment portfolio had the following key credit statistics as of December 31, 2015:

Commercial real estate loans—We had eleven loans on non-accrual, with a carrying value of 35.9 million, or 2.2% of our commercial real estate loan portfolio. Our allowance for losses for our commercial loan portfolio was $17.1 million, or 47.6% of our non-accrual loans and pertained to loans with an unpaid principal balance of $54.4 million.

In our normal course of business, we engage in lending activities with borrowers throughout the United States. As of December 31, 2015, no single borrower or collateral issuer represented greater than 10% of our entire portfolio. The largest concentration by property type in our commercial mortgage loans and mezzanine loan portfolio was office property, which made up approximately 35.8% of our commercial mortgage loan and mezzanine loan portfolio. For further information on each of our portfolios, please refer to the portfolio summaries in Item 1—“Business”. We also seek to mitigate the risk of default by borrowers on our floating rate loans in the event of significant increases in the applicable interest rates by seeking to have these borrowers enter into interest rate swap agreements capping their exposure to such increases.

Interest Rate Risk Management

Interest rates may be affected by economic, geo-political, monetary and fiscal policy, market supply and demand and other factors generally outside our control, and such factors may be highly volatile. Our interest rate risk sensitive assets and liabilities and derivatives will be typically held for long-term investment and not held for sale purposes. Historically, we have used securitizations to finance our investments to limit interest rate risk by matching the terms of our investment assets with the terms of our liabilities and, to the extent necessary, through the use of hedging instruments. We intend to reduce interest rate and funding risk, allowing us to focus on managing credit risk through our underwriting process and continual credit analysis.

We make investments that are either floating rate or fixed rate. Our floating rate investments will generally be priced at a fixed spread over an index such as LIBOR that re-prices either quarterly or every 30 days. Given the frequency of future price changes in our floating rate investments, changes in interest rates are not expected to have a material effect on the value of these investments. Increases or decreases in LIBOR will have a corresponding increase or decrease in our interest income and the match-funded interest expense, thereby reducing the net earnings impact on our overall portfolio. Our interest income is also protected from decreases in interest rates due to interest rate floors on our investments in commercial mortgage loans and mezzanine loans. In the event that long-term interest rates increase, the value of our fixed-rate investments would be diminished. We may consider hedging this risk in the future if the benefit outweighs the cost of the hedging strategy. Such changes in interest rates would not have a material effect on the income from these investments.

As of December 31, 2015, we use various interest rate swap agreements to hedge variable cash flows associated with CDO notes payable. These cash flow hedges have an aggregate notional value of $243.8 million and are used to swap the variable cash flows associated with variable rate CDO notes payable into fixed-rate payments for five- and ten-year periods. As of December 31, 2015, the interest rate swaps had an aggregate liability fair value of $4.7 million. Changes in the fair value of the ineffective portions of interest rate swaps and interest rate swaps that were not designated as hedges under FASB ASC Topic 815, “Derivatives and Hedging” are recorded in earnings.

The following table summarizes the interest income and interest expense for a 12-month period, and the change in the net fair value of our investments and indebtedness assuming an instantaneous increase or decrease of 100 basis points in the LIBOR interest rate curve, both adjusted for the effects of our interest rate hedging activities (dollars in thousands):

	Assets (Liabilities) Subject to Interest Rate Sensitivity (Par Amount)	100 Basis Point Increase	100 Basis Point Decrease (a)	200 Basis Point Increase	200 Basis Point Decrease (a)
Interest income from variable-rate investments	$1,307,339	$13,073	$(4,686)	$26,147	$(4,686)
Interest expense from variable-rate indebtedness	(1,919,433)	(19,194)	6,879	(38,389)	6,879
Total interest income (expense) from variable-rate instruments	$(612,094)	$(6,121)	$2,193	$(12,242)	$2,193

Fair value of fixed-rate instruments	$319,782	$(8,364)	$8,889	$(16,241)	$18,348
Fair value of fixed-rate indebtedness	(1,470,590)	45,772	(48,451)	88,697	(99,504)
Net fair value of fixed-rate instruments	$(1,150,808)	$37,408	$(39,562)	$72,456	$(81,156)

(a)	Assumes the LIBOR interest rate will not decrease below zero. The 1 month LIBOR rate was 0.43% as of December 31, 2015.

Item 8.	Financial Statements and Supplementary Data.

RAIT FINANCIAL TRUST

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders

RAIT Financial Trust:

We have audited the accompanying consolidated balance sheets of RAIT Financial Trust and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules II to IV. These consolidated financial statements and financial statement schedules are the responsibility of RAIT Financial Trust’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RAIT Financial Trust and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), RAIT Financial Trust’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2016 expressed an unqualified opinion on the effectiveness of RAIT Financial Trust’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 11, 2016

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders

RAIT Financial Trust:

We have audited RAIT Financial Trust’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). RAIT Financial Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on RAIT Financial Trust’s internal control over financial reporting based on our audit.

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

In our opinion, RAIT Financial Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RAIT Financial Trust and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated March 11, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 11, 2016

RAIT Financial Trust

Consolidated Balance Sheets

(Dollars in thousands, except share and per share information)

	As of December 31
	2015	2014
Assets
Investment in mortgages, loans and preferred equity interests, at amortized cost:
Commercial mortgages, mezzanine loans and preferred equity interests	$1,623,583	$1,392,436
Allowance for loan losses	(17,097)	(9,218)
Total investment in mortgages, loans and preferred equity interests, net	1,606,486	1,383,218
Investments in real estate, net of accumulated depreciation of $198,326 and $168,480, respectively	2,319,319	1,671,971
Investments in securities and security-related receivables, at fair value	—	31,412
Cash and cash equivalents	125,886	121,726
Restricted cash	213,012	124,220
Accrued interest receivable	47,343	51,640
Other assets	71,207	72,023
Deferred financing costs, net of accumulated amortization of $33,769 and $26,056, respectively	31,368	27,802
Intangible assets, net of accumulated amortization of $26,307 and $13,911, respectively	32,675	29,463
Total assets	$4,447,296	$3,513,475
Liabilities and Equity
Indebtedness	$3,359,450	$2,615,666
Accrued interest payable	9,834	10,269
Accounts payable and accrued expenses	39,672	54,962
Derivative liabilities	4,727	20,695
Deferred taxes, borrowers’ escrows and other liabilities	203,477	144,733
Total liabilities	3,617,160	2,846,325
Series D cumulative redeemable preferred shares, $0.01 par value per share, 4,000,000 shares authorized, 4,000,000 and 4,000,000 shares issued and outstanding, respectively	85,395	79,308
Equity
Shareholders’ equity
Preferred shares, $0.01 par value per share, 25,000,000 shares authorized;
7.75% Series A cumulative redeemable preferred shares, liquidation preference $25.00 per share, 8,069,288 shares authorized, 5,306,084 and 4,775,569 shares issued and outstanding, respectively	53	48
8.375% Series B cumulative redeemable preferred shares, liquidation preference $25.00 per share, 4,300,000 shares authorized, 2,340,969 and 2,288,465 shares issued and outstanding, respectively	23	23
8.875% Series C cumulative redeemable preferred shares, liquidation preference $25.00 per share, 3,600,000 shares authorized, 1,640,425 and 1,640,100 shares issued and outstanding, respectively	17	17
Series E cumulative redeemable preferred shares, $0.01 par value per share, 4,000,000 shares authorized	—	—
Common shares, $0.03 par value per share, 200,000,000 shares authorized, 91,586,767 and 82,506,606 issued and outstanding, respectively, including 742,764 and 541,575 unvested restricted common share awards, respectively	2,748	2,473
Additional paid in capital	2,087,137	2,025,683
Accumulated other comprehensive income (loss)	(4,699)	(20,788)
Retained earnings (deficit)	(1,680,751)	(1,633,911)
Total shareholders’ equity	404,528	373,545
Noncontrolling interests	340,213	214,297
Total equity	744,741	587,842
Total liabilities and equity	$4,447,296	$3,513,475

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Operations

(Dollars in thousands, except share and per share information)

	For the Years Ended December 31
	2015	2014	2013
Revenue:
Investment interest income	$98,432	$133,419	$134,447
Investment interest expense	(29,250)	(30,310)	(30,595)
Net interest margin	69,182	103,109	103,852
Property income	233,731	162,281	114,224
Fee and other income	21,069	24,280	28,799
Total revenue	323,982	289,670	246,875
Expenses:
Interest expense	84,338	55,391	40,297
Real estate operating expense	109,001	81,584	60,887
Compensation expense	28,229	28,168	26,802
General and administrative expense	20,779	17,653	14,496
Acquisition and integration expenses	16,527	2,358	397
Provision for loan losses	8,300	5,500	3,000
Depreciation and amortization expense	73,868	56,784	36,093
Total expenses	341,042	247,438	181,972
Operating (Loss) Income	(17,060)	42,232	64,903
Interest and other income (expense), net	(1,009)	(21,398)	(5,233)
Gain (losses) on assets	43,805	(5,370)	(2,266)
Gain on IRT merger with TSRE	64,604	—	—
Gain (losses) on extinguishment of debt	—	2,421	(1,275)
Asset impairment	(8,179)	—	—
TSRE financing extinguishment and employee separation expenses	(27,508)	—	—
Gain (losses) on deconsolidation of VIEs	—	(215,804)	—
Net gain on sale of Collateral Management contracts	—	4,549	—
Change in fair value of financial instruments	11,638	(98,752)	(344,426)
Income (loss) before taxes	66,291	(292,122)	(288,297)
Income tax benefit (provision)	(2,798)	2,147	2,933
Net income (loss)	63,493	(289,975)	(285,364)
(Income) loss allocated to preferred shares	(32,830)	(28,993)	(22,616)
(Income) loss allocated to noncontrolling interests	(23,505)	464	(28)
Net income (loss) allocable to common shares	$7,158	$(318,504)	$(308,008)
Earnings (loss) per share-Basic:
Earnings (loss) per share-Basic	$0.08	$(3.92)	$(4.54)
Weighted-average shares outstanding-Basic	85,524,073	81,328,129	67,814,316
Earnings (loss) per share-Diluted:
Earnings (loss) per share-Diluted	$0.08	$(3.92)	$(4.54)
Weighted average shares outstanding-Diluted	86,457,871	81,328,129	67,814,316

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Comprehensive Income (Loss)

(Dollars in thousands)

	For the Years Ended December 31
	2015	2014	2013
Net income (loss)	$63,493	$(289,975)	$(285,364)
Other comprehensive income (loss):
Change in fair value of interest rate hedges	(293)	(835)	(754)
Realized (gains) losses on interest rate hedges reclassified to earnings	16,382	40,274	32,117
Change in fair value of available-for-sale securities	—	3,583	—
Total other comprehensive income (loss)	16,089	43,022	31,363
Comprehensive income (loss) before allocation to noncontrolling interests	79,582	(246,953)	(254,001)
Allocation to noncontrolling interests	(23,505)	464	(28)
Comprehensive income (loss)	$56,077	$(246,489)	$(254,029)

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Changes in Equity

(Dollars in thousands, except share information)

	Preferred Shares— Series A	Par Value Preferred Shares— Series A	Preferred Shares— Series B	Par Value Preferred Shares— Series B	Preferred Shares— Series C	Par Value Preferred Shares— Series C	Common Shares	Par Value Common Shares	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2012	3,124,288	$31	2,288,465	$23	1,640,100	$17	58,913,142	$1,760	$1,837,389	$(95,173)	$(910,086)	$833,961	$3,885	$837,846
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(285,392)	(285,392)	28	(285,364)
Preferred dividends	—	—	—	—	—	—	—	—	—	—	(22,616)	(22,616)	—	(22,616)
Common dividends declared	—	—	—	—	—	—	—	—	—	—	(39,212)	(39,212)	—	(39,212)
Other comprehensive income (loss) net	—	—	—	—	—	—	—	—	—	31,363	—	31,363	—	31,363
Share-based compensation	—	—	—	—	—	—	—	—	(351)	—	—	(351)	—	(351)
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	31,303	31,303
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	(1,089)	(1,089)
Stock appreciation rights awarded	—	—	—	—	—	—	—	—	1,332	—	—	1,332	—	1,332
Preferred shares issued, net	945,000	10	—	—	—	—	—	—	21,819	—	—	21,829	—	21,829
Common shares issued, net	—	—	—	—	—	—	12,534,295	383	89,646	—	—	90,029	—	90,029
4.0% convertible senior notes embedded conversion option	—	—	—	—	—	—	—	—	8,817	—	—	8,817	—	8,817
4.0% convertible senior notes hedge	—	—	—	—	—	—	—	—	(8,838)	—	—	(8,838)	—	(8,838)

Repurchase of equity conversion right of 7.0% convertible senior notes	—	—	—	—	—	—	—	—	(29,359)	—	—	(29,359)	—	(29,359)
Balance, December 31, 2013	4,069,288	$41	2,288,465	$23	1,640,100	$17	71,447,437	$2,143	$1,920,455	$(63,810)	$(1,257,306)	$601,563	$34,127	$635,690
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(289,511)	(289,511)	(464)	(289,975)
Preferred dividends	—	—	—	—	—	—	—	—	—	—	(28,993)	(28,993)	—	(28,993)
Common dividends declared	—	—	—	—	—	—	—	—	—	—	(58,101)	(58,101)	—	(58,101)
Other comprehensive income (loss), net	—	—	—	—	—	—	—	—	—	43,022	—	43,022	—	43,022
Share-based compensation	—	—	—	—	—	—	—	—	940	—	—	940	—	940
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	192,153	192,153
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	(11,519)	(11,519)
Preferred shares issued, net	706,281	7	—	—	—	—	—	—	16,354	—	—	16,361	—	16,361
Common shares issued for equity compensation	—	—	—	—	—	—	410,749	11	53	—	—	64	—	64
Common shares issued, net	—	—	—	—	—	—	10,648,420	319	88,180	—	—	88,499	—	88,499
4.0% convertible senior notes embedded conversion option	—	—	—	—	—	—	—	—	1,182	—	—	1,182	—	1,182
4.0% convertible senior notes capped call	—	—	—	—	—	—	—	—	(1,481)	—	—	(1,481)	—	(1,481)
Balance, December 31, 2014	4,775,569	$48	2,288,465	$23	1,640,100	$17	82,506,606	$2,473	$2,025,683	$(20,788)	$(1,633,911)	$373,545	$214,297	$587,842
Net income (loss)	—	—	—	—	—	—	—	—	—	—	39,988	39,988	23,505	63,493
Preferred dividends	—	—	—	—	—	—	—	—	—	—	(26,275)	(26,275)	—	(26,275)

Preferred Series D discount amortization	—	—	—	—	—	—	—	—	—	—	(6,555)	(6,555)	—	(6,555)
Common dividends declared	—	—	—	—	—	—	—	—	—	—	(53,998)	(53,998)	—	(53,998)
Other comprehensive income (loss), net	—	—	—	—	—	—	—	—	—	16,089	—	16,089	—	16,089
Share-based compensation	—	—	—	—	—	—	—	—	4,466	—	—	4,466	—	4,466
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	123,911	123,911
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(1,000)	—	—	(1,000)	(22,163)	(23,163)
Deconsolidation of real estate owned property	—	—	—	—	—	—	—	—	—	—	—	—	663	663
Preferred shares issued, net	530,515	5	52,504	—	325	—	—	—	13,050	—	—	13,055	—	13,055
Common shares issued for equity compensation	—	—	—	—	—	—	385,322	14	(996)	—	—	(982)	—	(982)
Common shares issued, net	—	—	—	—	—	—	8,008,817	240	42,185	—	—	42,425	—	42,425
7.0% convertible senior notes embedded conversion option	—	—	—	—	—	—	686,022	21	3,749	—	—	3,770	—	3,770
Balance, December 31, 2015	5,306,084	$53	2,340,969	$23	1,640,425	$17	91,586,767	$2,748	$2,087,137	$(4,699)	$(1,680,751)	$404,528	$340,213	$744,741

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Years Ended December 31
	2015	2014	2013
Operating activities:
Net income (loss)	$63,493	$(289,975)	$(285,364)
Adjustments to reconcile net income (loss) to cash flow from operating activities:
Provision for loan losses	8,300	5,500	3,000
Share-based compensation expense	4,466	4,407	3,441
Depreciation and amortization	73,868	56,784	36,093
Amortization of deferred financing costs and debt discounts	17,943	10,786	8,312
Accretion of discounts on investments	(2,045)	(6,449)	(8,374)
Amortization of above/below market leases	(104)	1,438	—
(Gains) losses on assets	(43,805)	5,370	2,266
(Gains) losses on extinguishment of debt	—	(2,421)	1,275
(Gains) losses on deconsolidation of VIEs	—	215,804	—
TSRE financing extinguishment expenses	23,219	—	—
(Gains) on IRT merger with TSRE	(64,604)	—	—
Asset impairment	8,179	—	—
Change in fair value of financial instruments	(11,638)	98,752	344,426
Provision (benefit) for deferred taxes	2,484	(2,326)	(3,335)
Changes in assets and liabilities:
(Decrease) in accrued interest receivable	(2,665)	(10,242)	(9,889)
Increase (Decrease) in other assets	4,339	(13,722)	(2,445)
Increase (Decrease) in accrued interest payable	2,558	(22,474)	(25,946)
Increase (Decrease) in accounts payable and accrued expenses	(23,120)	16,307	4,060
Increase (Decrease) in borrowers’ escrows and other liabilities	(8,922)	13,848	2,125
Origination of conduit loans	(389,054)	(441,745)	(429,140)
Sales of conduit loans	424,979	409,667	387,864
Net conduit loans (originated) sold	35,925	(32,078)	(41,276)
Cash flow from operating activities	87,871	49,309	28,369
Investing activities:
Proceeds from sales or repayments of other securities	31,241	48,977	97,895
Purchase and origination of loans for investment	(598,146)	(509,340)	(160,700)
Principal repayments on loans	291,228	156,329	98,504
Investments in real estate	(52,482)	(367,269)	(74,920)
IRT's acquisition of TSRE, net of cash acquired	(137,096)	—	—
Proceeds from the disposition of real estate	87,573	3,821	3,139
(Increase) Decrease in restricted cash	(25,430)	32,380	(23,164)
Cash flow from investing activities	(403,112)	(635,102)	(59,246)
Financing activities:
Repayments on secured credit facilities and loans payable on real estate	(274,765)	(36,622)	(30,834)
Proceeds from secured credit facilities, term loans and loans payable on real estate	488,725	161,080	38,562
Repayments and repurchase of CDO notes payable and floating rate securitizations	(282,680)	(244,815)	(206,112)
Net proceeds from issuance of CDO notes and floating rate securitizations	476,191	336,262	101,250
Proceeds from issuance of 4.0% convertible senior notes	—	16,750	125,000
Repayments and repurchase of 7.0% convertible senior notes	—	—	(112,559)
Proceeds from issuance of senior notes	—	131,905	—
Repayments of senior secured notes	(8,000)	—	—
Net proceeds (repayments) related to conduit loan repurchase agreements	(19,035)	28,307	30,618
Net proceeds (repayments) related to floating rate loan repurchase agreements	31,050	18,996	7,131
Distribution to noncontrolling interests	(22,083)	(21,132)	(1,053)
Issuance of noncontrolling interests	—	187,797	29,664
TSRE financing extinguishment expenses	(23,219)	—	—
Payments for deferred costs and convertible senior note hedges	(16,547)	(16,536)	(16,896)
Preferred share issuance, net of costs incurred	13,055	49,917	21,829
Common share issuance, net of costs incurred	41,443	85,004	87,513
Distributions paid to preferred shareholders	(24,166)	(23,522)	(20,579)
Distributions paid to common shareholders	(60,568)	(54,719)	(33,851)
Cash flow from financing activities	319,401	618,672	19,683
Net change in cash and cash equivalents	4,160	32,879	(11,194)
Cash and cash equivalents at the beginning of the period	121,726	88,847	100,041
Cash and cash equivalents at the end of the period	$125,886	$121,726	$88,847

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2015

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

Certain prior period amounts have been reclassified to conform with the current period presentation, including: i) in 2015, reclassifying $44 from property income to real estate operating expense for the year ended December 31, 2014, and ii) in 2014, separately presenting acquisition and integration expenses on the face of the consolidated statements of operations.

During the year ended December 31, 2015, we corrected the following errors that resulted in adjustments to the accompanying consolidated statement of operations that related to transactions completed in a prior period: (a) investment interest income includes the write-off of accrued interest receivable of $842 that was associated with investments in loans that was determined to be not collectible and (b) depreciation and amortization expense includes $708 associated with capital additions associated with our investment in real estate which were not properly eliminated previously and $(623) associated with the application of incorrect useful lives for certain real estate assets. We also recorded an adjustment to correct the deferred tax liability balance with an offset to goodwill for $2,160 related to our acquisition of Urban Retail.

During the year ended December 31, 2015, we corrected the Consolidated Statements of Cash Flows for the years ended December 31, 2014 and December 31, 2013. The revision consisted of classifying the origination of conduit loans and the sale of conduit loans from cash flows from investing activities to cash flows from operating activities. The impact of this revision was a decrease to cash flows from operating activities and an increase to cash flows from investing activities of $32,078 and $41,276 for the years ended December 31, 2014 and December 31, 2013, respectively. The revision had no impact to cash and cash equivalents as of December 31, 2013. In addition, the revision did not impact any other consolidated financial statement as of and for the years ended December 31, 2014 and December 31, 2013.

We evaluated these corrections of errors, revisions and reclassifications and determined, based on quantitative and qualitative factors, the changes were not material to the consolidated financial statements taken as a whole for any previously filed consolidated financial statements.

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

As of December 31, 2015

(Dollars in thousands, except share and per share amounts)

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

c. Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The items that include significant estimates are fair value of financial instruments and allowance for loan losses. Actual results could differ from those estimates.

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

e. Restricted Cash

Restricted cash consists primarily of tenant escrows and borrowers’ funds held by us to fund certain expenditures or to be released at our discretion upon the occurrence of certain pre-specified events, and to serve as additional collateral for borrowers’ loans. As of December 31, 2015 and 2014, we had $165,866 and $105,207, respectively, of tenant escrows and borrowers’ funds.

Restricted cash also includes proceeds from the issuance of CDO notes payable by securitizations that are restricted for the purpose of funding additional investments in securities subsequent to the balance sheet date. As of December 31, 2015 and 2014, we had $47,146 and $19,013, respectively, of restricted cash held by securitizations.

f. Investments in Mortgages, Loans and Preferred Equity Interests

We invest in commercial mortgages, mezzanine loans, and preferred equity interests. We account for our investments in commercial mortgages, mezzanine loans, and preferred equity interests at amortized cost. The carrying value of these investments is adjusted for origination discounts/premiums, nonrefundable fees and direct costs for originating loans which are amortized into income on a level yield basis over the terms of the loans.

g. Allowance for Loan Losses, Impaired Loans and Non-accrual Status

We maintain an allowance for loan losses on our investments in commercial mortgages, mezzanine loans and preferred equity interests. Management’s periodic evaluation of the adequacy of the allowance is based upon expected and inherent risks in the portfolio, the estimated value of underlying collateral, and current economic conditions. The credit quality of our loans is monitored via quantitative and qualitative metrics.  Quantitatively we evaluate items such as the current debt service coverage ratio and annual net operating income of the underlying property.  Qualitatively we evaluate items such as recent operating performance of the underlying property and history of the borrower’s ability to provide financial support.  These items together are considered in developing our view of each loan’s risk rating which are categorized as either watchlist/impaired or satisfactory. Management reviews loans for impairment and establishes specific reserves when a loss is probable under the provisions of FASB ASC Topic 310, “Receivables.” A loan is impaired when it is probable that we may not collect all principal and interest payments according to the contractual terms. As part of the detailed loan review, we consider many factors about the specific loan, including payment history, asset performance, borrower’s financial capability and other characteristics. Management evaluates loans for non-accrual status each reporting period. A loan is placed on non-accrual status when the loan payment deficiencies exceed 90 days or if the collection of principal and interest in full is not probable. Payments received for non-accrual or impaired loans are applied to principal until the loan is removed from non-accrual status or no longer impaired. Past due interest is recognized on non-accrual loans when they are removed from non-accrual status and are making current interest payments. The allowance for loan losses is increased by charges to operations

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2015

(Dollars in thousands, except share and per share amounts)

and decreased by charge-offs (net of recoveries). We charge off a loan when we determine that all commercially reasonable means of recovering the loan balance have been exhausted.  This may occur at a variety of times, including when we receive cash or other assets in a pre-foreclosure sale or take control of the underlying collateral in full satisfaction of the loan upon foreclosure.  We consider circumstances such as these to indicate that the loan collection process has ceased and that a loan is uncollectible.

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

As of December 31, 2015

(Dollars in thousands, except share and per share amounts)

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

k. Revenue Recognition

1)

Interest income—We recognize interest income from investments in commercial mortgages, mezzanine loans, and preferred equity interests, and other securities on a yield to maturity basis. Certain of our commercial mortgages and mezzanine loans provide for the accrual of interest at specified rates which differ from current payment terms. Interest income is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible. Management will cease accruing interest on these loans when it determines that the interest income is not collectible based on the value of the underlying collateral using discounted cash flow models and market based assumptions. The accrued interest receivable associated with these loans as of December 31, 2015, 2014, and 2013 was $34,132, $41,347, and $30,246, respectively.  These loans are considered to be impaired when the total amount owed exceeds the value of the underlying collateral.  None of these loans were considered to be impaired as of December 31, 2015, 2014 and 2013.

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

3)

Fee and other income—We generate fee and other income through our various subsidiaries by (a) funding conduit loans for sale into unaffiliated commercial mortgage-backed securities, or CMBS securitizations, (b) providing or arranging to provide financing to our borrowers, (c) providing ongoing asset management services to investment portfolios under cancelable management agreements, and (d) providing property management services to third parties. We recognize revenue for these activities when the fees are fixed or determinable, are evidenced by an arrangement, collection is

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2015

(Dollars in thousands, except share and per share amounts)

reasonably assured and the services under the arrangement have been provided. While we may receive asset management fees when they are earned, we eliminate earned asset management fee income from securitizations while such securitizations are consolidated. During the years ended December 31, 2015, 2014 and 2013, we received $1,892, $4,191 and $4,732, respectively, of earned asset management fees. We eliminated $1,644, $3,200 and $3,450, respectively, of these earned asset management fees as it was associated with consolidated securitizations.

Also, during the years ended December 31, 2015, 2014 and 2013 we earned $4,984, $1,582, and $128 of asset management fees, respectively, and $629, $154 and $144 of incentive fees, respectively, related to our Advisory Agreement with IRT.  During the years ended December 31, 2015, 2014 and 2013 we also earned $3,675, $1,759, and $785, respectively, of property management and leasing fees related to our property management agreements with IRT’s properties.  As we consolidate IRT, these fees are eliminated in consolidation.

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

As of December 31, 2015

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

n. Income Taxes

RAIT, Taberna Realty Finance Trust, or TRFT, and IRT have each elected to be taxed as a REIT and to comply with the related provisions of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. Accordingly, we generally will not be subject to U.S. federal income tax to the extent of our dividends to shareholders and as long as certain asset, income and share ownership tests are met. If we were to fail to meet these requirements, we would be subject to U.S. federal income tax, which could have a material adverse impact on our results of operations and amounts available for dividends to our shareholders. Management believes that all of the criteria to maintain RAIT’s, TRFT’s, and IRT’s REIT qualification have been met for the applicable periods, but there can be no assurance that these criteria will continue to be met in subsequent periods.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2015

(Dollars in thousands, except share and per share amounts)

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

o. Share-Based Compensation

We account for our share-based compensation in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation.” We measure the cost of employee and trustee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and record compensation expense for the entire award on a straight line basis, over the related vesting period, for the entire award.

p. Deferred Financing Costs and Intangible Assets

Costs incurred in connection with debt financing are capitalized as deferred financing costs and charged to interest expense over the terms of the related debt agreements, in a manner that approximates the effective interest method.

Intangible assets on our consolidated balance sheets represent identifiable intangible assets acquired in business acquisitions. We amortize identified intangible assets to expense over their estimated lives using the straight-line method. We evaluate intangible assets for impairment as events and circumstances change, in accordance with FASB ASC Topic 360, “Property, Plant, and Equipment.” The gross carrying amount for our customer relationships was $19,149 as of December 31, 2015 and December 31, 2014, respectively. The gross carrying amount for our in-place leases and above-market leases was $38,333 and $22,725 as of December 31, 2015 and December 31, 2014, respectively. The gross carrying amount for Urban Retail’s trade name was $1,500 as of December 31, 2015 and December 31, 2014, respectively. The accumulated amortization for our intangible assets was $26,307 and $13,911 as of December 31, 2015 and December 31, 2014, respectively. We recorded amortization expense of $14,283, $11,924 and $2,379 for the years ended December 31, 2015, 2014 and 2013, respectively. Based on the intangible assets identified above, we expect to record amortization expense of intangible assets of $11,132 for 2016, $4,927 for 2017, $3,726 for 2018, $3,236 for 2019, $3,498 for and $6,157 thereafter. As of December 31, 2015, we have determined that no impairment exists on our intangible assets.

q. Goodwill

Goodwill on our consolidated balance sheet represented the amounts paid in excess of the fair value of the net assets acquired from business acquisitions accounted for under FASB ASC Topic 805, “Business Combinations.” Pursuant to FASB ASC Topic 350, “Intangibles-Goodwill and Other”, goodwill is not amortized to expense but rather is analyzed for impairment. We evaluate goodwill for impairment on an annual basis and as events and circumstances change, in accordance with FASB ASC Topic 350. As of December 31, 2015 and 2014, we have $8,854 and $11,014, respectively, of goodwill that is included in Other Assets in the accompanying consolidated balance sheets. As discussed above, during the year ended December 31, 2015, we recorded an adjustment to correct the deferred tax liability balance with an offset to goodwill for $2,160 related to our acquisition of Urban Retail.  During the year ended December 31, 2014 we revised the initial purchase price allocation related to Urban Retail and recorded a net increase in goodwill of $3,052 related to a deferred tax liability associated with definite-lived intangible assets and an adjustment to a liability based on its fair value. As of December 31, 2015, we have determined that no impairment exists on our goodwill.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2015

(Dollars in thousands, except share and per share amounts)

r. Recent Accounting Pronouncements

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

In May 2014, the FASB issued an accounting standard classified under FASB ASC Topic 606, “Revenue from Contracts with Customers”. This accounting standard generally replaces existing guidance by requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This standard is currently effective for annual reporting periods beginning after December 15, 2017. Management is currently evaluating the impact that this standard may have on our consolidated financial statements.

In February 2015, the FASB issued an accounting standard classified under FASB ASC Topic 810, “Consolidation”. This accounting standard amends the consolidation analysis required under GAAP and requires management to reevaluate all previous consolidation conclusions. This standard considers limited partnerships as VIEs, unless the limited partners have either substantive kick-out or participating rights. The presumption that a general partner should consolidate a limited partnership has also been eliminated. The standard amends the effect that fees paid to a decision maker or service provider have on the consolidation analysis, as well as amends how variable interests held by a reporting entity’s related parties affect the consolidation conclusion. This standard also clarifies how to determine whether equity holders as a group have power over an entity. This standard is effective for interim and annual reporting periods beginning on or after December 15, 2015, with early adoption permitted. The adoption of this accounting standard will not have an impact on our consolidated financial statements.

In April 2015, the FASB issued an accounting standard classified under FASB ASC Topic 835, “Interest”. This accounting standard amends existing guidance to change reporting requirements for debt issuance costs by requiring debt issuance costs to be presented on the balance sheet as a direct deduction from the debt liability. This standard is effective for interim and annual reporting periods beginning on or after December 15, 2015, with an early adoption permitted. Retrospective application to prior periods is required. Management does not expect that this accounting standard will have a significant impact on our consolidated financial statements. The adoption of this accounting standard will require $31,368 of deferred costs, net of $33,769 of accumulated amortization, to be reclassified to total indebtedness on our consolidated balance sheet

In September 2015, the FASB issued an accounting standard classified under FASB ASC Topic 805, “Business Combinations”.  This accounting standard amends existing guidance related to measurement period adjustments by requiring the adjustments to be recognized prospectively with disclosure of the impact of the adjustments had they been applied previously.  This standard is effective for interim and annual reporting beginning after December 15, 2015, with early adoption permitted.  As this standard only applies to measurement period adjustments that occur after the effective date, this standard is not expected to have a material impact on our consolidated financial statements.

In January 2016, the FASB issued an accounting standard classified under FASB ASC Topic 825, “Financial Instruments”.  This accounting standard amends existing guidance related to the disclosure, presentation, recognition and measurement of financial assets and financial liabilities.  This accounting standard primarily amends the accounting for equity method investments, fair value disclosures and presentation of financial assets and financial liabilities. This standard is effective for interim and annual reporting beginning after December 15, 2017, with certain aspects available for early adoption.  Management is currently evaluating the impact that this standard may have on our consolidated financial statements.

In February 2016, the FASB issued an accounting standard classified under FASB ASC Topic 842, “Leases”.  This accounting standard amends existing guidance related to leases, primarily by requiring the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under the current accounting guidance. This standard is effective for interim and annual reporting beginning after December 15, 2018, with early adoption permitted.  Management is currently evaluating the impact that this standard may have on our consolidated financial statements.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2015

(Dollars in thousands, except share and per share amounts)

NOTE 3: Investments in Commercial Mortgages, Mezzanine Loans and Preferred Equity Interests

The following table summarizes our investments in commercial mortgages, mezzanine loans and preferred equity interests as of December 31, 2015:

	Unpaid Principal Balance	Unamortized (Discounts) Premiums	Carrying Amount	Number of Loans	Weighted- Average Coupon (1)	Range of Maturity Dates (2)
Commercial Real Estate (CRE)
Commercial mortgages (3)	$1,427,328	$(1,049)	$1,426,279	124	5.2%	Mar. 2016 to Jan. 2029
Mezzanine loans	169,556	(218)	169,338	57	10.0%	Jan. 2016 to May 2025
Preferred equity interests	30,237	(1)	30,236	7	6.9%	Feb. 2016 to Aug. 2025
Total CRE	1,627,121	(1,268)	1,625,853	188	6.1%
Deferred fees, net	(2,270)	—	(2,270)
Total	$1,624,851	$(1,268)	$1,623,583
(1)	Weighted-average coupon is calculated on the unpaid principal balance, which does not necessarily correspond to the carrying amount.
(2)	Does not include the maturity dates of three mezzanine loans that were 90 days or more past due which had contractual maturity date prior to December 31, 2015.
(3)

Commercial mortgages includes six conduit loans with an unpaid principal balance and carrying amount of $49,239 a weighted-average coupon of 4.8% and maturity dates ranging from December 2020 through January 2026. These commercial mortgages are accounted for as loans held for sale.

The following table summarizes our investments in commercial mortgages, mezzanine loans and preferred equity interests as of December 31, 2014:

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

(3)	Does not include the maturity date of two mezzanine loans that were 90 days or more past due which had contractual maturity dates prior to December 31, 2014.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2015

(Dollars in thousands, except share and per share amounts)

A loan is placed on non-accrual status if it delinquent for 90 days or more or if there is uncertainty over full collection of principal and interest, which generally includes our impaired loans that have reserves. The following table summarizes the delinquency statistics of our commercial real estate loans as of December 31, 2015 and 2014:

	As of December 31, 2015
Delinquency Status	Current	30 to 59 days	60 to 89 days	90 days or more	In foreclosure or bankruptcy proceedings (b)	Total	Non-accrual (a)
Commercial mortgages	$1,427,328	$—	$—	$—		$1,427,328	$15,645
Mezzanine loans	167,145	—	—	1,163	1,248	169,556	12,346
Preferred equity interests	30,237	—	—	—	—	30,237	7,946
Total	$1,624,710	$—	$—	$1,163	$1,248	$1,627,121	$35,937

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

As of December 31, 2015 and December 31, 2014, all of our commercial mortgages, mezzanine loans and preferred equity interests that were 90 days or more past due or in foreclosure were on non-accrual status.  As of December 31, 2015 and December 31, 2014, $35,937 and $25,281, respectively, of our commercial real estate loans that were on non-accrual status and had a weighted-average interest rate of 4.6% and 5.8%, respectively. Also, as of December 31, 2015, two loans, with a recorded investment of $13,002 and a weighted average interest rate of 11.6%, were recognizing interest on the cash basis. Additionally, as of December 31, 2015, one loan, with an unpaid principal balance of $18,500, which had previously been restructured in a troubled debt restructuring, does not accrue interest in accordance with its restructured terms as it has the option to be prepaid at par.

The following table sets forth the maturities of our investments in commercial mortgages, mezzanine loans and preferred equity interests by year:

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2015

(Dollars in thousands, except share and per share amounts)

	Commercial	Mezzanine	Preferred equity	Total
2016	$221,538	$80,931	$8,184	$310,653
2017	544,099	25,239	7,946	577,284
2018	456,469	16,930	-	473,399
2019	83,750	-	-	83,750
2020	54,421	8,854	7,948	71,223
Thereafter	67,051	37,602	6,159	110,812
Total	$1,427,328	$169,556	$30,237	$1,627,121

Allowance for loan losses And Impaired Loans

We closely monitor our loans which require evaluation for loan loss in two categories: satisfactory and impaired. Loans classified as impaired are generally loans which have credit weaknesses or which the credit quality of the collateral has deteriorated. This is determined by evaluating quantitative factors including debt service coverage ratios, net operating income of the underlying collateral and qualitative factors such as current performance of the underlying collateral. We have classified our investment in loans by credit risk category as of December 31, 2015 and December 31, 2014 as follows:

	As of December 31, 2015
Credit Status	Commercial Mortgages	Mezzanine Loans	Preferred Equity	Total
Satisfactory	$1,336,883	$135,710	$22,291	$1,494,884
Watchlist/Impaired	90,445	33,846	7,946	132,237
Total	$1,427,328	$169,556	$30,237	$1,627,121

	As of December 31, 2014
Credit Status	Commercial Mortgages	Mezzanine Loans	Preferred Equity	Total
Satisfactory	$1,125,370	$175,915	$26,849	$1,328,134
Watchlist/Impaired	22,920	50,190	8,010	81,120
Total	$1,148,290	$226,105	$34,859	$1,409,254

The following tables provide a roll-forward of our allowance for loan losses for our commercial mortgage loans, mezzanine loans and preferred equity interests for the years ended December 31, 2015 and 2014:

	For the Year Ended December 31, 2015
	Commercial Mortgages	Mezzanine Loans	Preferred Equity	Total
Beginning balance	$—	$7,892	$1,326	$9,218
Provision for loan losses	3,154	4,668	478	8,300
Charge-offs, net of recoveries	—	(421)	—	(421)
Ending balance	$3,154	$12,139	$1,804	$17,097

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2015

(Dollars in thousands, except share and per share amounts)

	For the Year Ended December 31, 2014
	Commercial Mortgages	Mezzanine Loans	Preferred Equity	Total
Beginning balance	$—	$21,636	$1,319	$22,955
Provision for loan losses	360	4,894	246	5,500
Charge-offs, net of recoveries	(360)	(18,638)	(239)	(19,237)
Ending balance	$—	$7,892	$1,326	$9,218

Information on those loans considered to be impaired as of December 31, 2015 and December 31, 2014 was as follows:

	As of December 31, 2015
Watchlist/Impaired Loans	Commercial Mortgages	Mezzanine Loans	Preferred Equity	Total
Watchlist/Impaired loans expecting full recovery	$74,800	$3,000	$—	$77,800
Watchlist/Impaired loans with reserves	15,645	30,846	7,946	54,437
Total Watchlist/Impaired Loans(1)	$90,445	$33,846	$7,946	$132,237
Allowance for loan losses	$3,154	$12,139	$1,804	$17,097

(1)	As of December 31, 2015, this includes no unpaid principal relating to previously identified TDRs that are on accrual status.

	As of December 31, 2014
Watchlist/Impaired Loans	Commercial Mortgages	Mezzanine Loans	Preferred Equity	Total
Watchlist/Impaired loans expecting full recovery	$22,920	$40,559	$4,360	$67,839
Watchlist/Impaired loans with reserves	—	9,631	3,650	13,281
Total Watchlist/Impaired Loans(1)	$22,920	$50,190	$8,010	$81,120
Allowance for loan losses	$—	$7,892	$1,326	$9,218

(1)	As of December 31, 2014, this includes $5,500 of unpaid principal relating to previously identified TDRs that are on accrual status.

The average unpaid principal balance and recorded investment of total impaired loans was $90,280, $66,182 and $69,327 during the years ended December 31, 2015, 2014, and 2013, respectively. As of December 31, 2015, there were two impaired loans with unpaid principal balances of $77,800 for which there is no allowance. We recorded interest income from impaired loans of $4,419, $991 and $229 for the years ended December 31, 2015, 2014, and 2013, respectively.

We have evaluated modifications to our commercial real estate loans to determine if the modification constitutes a troubled debt restructuring (TDR) under FASB ASC Topic 310, “Receivables”. During the year ended December 31, 2015, there were no restructurings that constituted a TDR. During the year ended December 31, 2014 there was one restructuring that constituted a TDR as the borrower was experiencing financial difficulty and we, as the lender, granted a concession to the borrower by deferring principal payments to future periods. As of December 31, 2015 and December 31, 2014, there were no TDRs that subsequently defaulted.

Loan-to-Real Estate Conversion

In October 2015, we completed the conversion of one mezzanine loan with a carrying value of $11,000 to real estate owned property.  The conversion has resulted in approximately $96,200 of real estate-related assets and $82,423 of debt being reflected on our consolidated balance sheets. We recognized a charge-off of $3 upon the conversion.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2015

(Dollars in thousands, except share and per share amounts)

In December 2015, we completed the conversion of one commercial mortgage loan with an unpaid principal balance of $66,819 and a carrying value of $53,479 to real estate owned property. The conversion has resulted in approximately $63,014 of real estate-related assets being reflected on our consolidated balance sheets. We recognized interest income of $265 upon the conversion, as the converted loan was recognizing interest income on the cash basis and the fair value of the net assets acquired exceeded the amount of the converted loan plus previously accrued interest.

During the year ended December 31, 2014, we completed the conversion of three commercial real estate loans with a carrying value of $74,994 to real estate owned property. We recorded a gain on asset of $136 on one property as the value of the real estate exceeded the carrying amount of the converted loan and charged off $600 to the allowance for loan losses as the individual carrying amounts of the other two loans exceeded the fair value of each real estate property.

Other Activity

In June 2014, we sold all of the remaining interests, held by T8 and T9, in one of our other investments with an unpaid principal balance of $10,488 for $2,850. We recorded a loss on sale of asset of $7,638 due to the illiquid nature of the investment.

NOTE 4: Investments In Securities

Our investments in securities and security-related receivables are accounted for at fair value. On December 19, 2014, our subsidiary assigned or delegated its rights and responsibilities as collateral manager for the T8 and T9 securitizations, as referenced in our Annual Report on Form 10-K for the year ended December 31, 2014. As a result of the assignment and delegation, we determined that we are no longer the primary beneficiary of T8 and T9 and deconsolidated the two securitizations. During the first quarter of 2015, we sold all of our remaining investments in securities with an aggregate fair value of $31,412 and we had no investments in securities as of December 31, 2015.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2015

(Dollars in thousands, except share and per share amounts)

The following table summarizes the non-accrual status of our investments in securities:

	As of December 31, 2014
	Principal /Par Amount on Non-Accrual	Weighted Average Coupon	Fair Value
Other securities	210,600	3.5%	17,120
CMBS receivables	5,000	5.7%	1,250

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

NOTE 5: Investments In Real Estate

The table below summarizes our investments in real estate:

	Book Value as of December 31
	2015	2014
Multi-family real estate properties (a)	$1,842,704	$1,286,898
Office real estate properties	395,224	370,114
Industrial real estate properties	94,938	—
Retail real estate properties	134,331	132,117
Parcels of land	50,448	51,322
Subtotal	2,517,645	1,840,451
Less: Accumulated depreciation and amortization (a)	(198,326)	(168,480)
Investments in real estate	$2,319,319	$1,671,971

(a)

As of December 31, 2015, includes properties owned by IRT, with a book value of $1,372,015 and accumulated depreciation of $39,638. As of December 31, 2014, includes properties owned by IRT with a book value of $689,112 and accumulated depreciation of $23,376.

As of December 31, 2015 and 2014, our investments in real estate were comprised of land of $415,707 and $338,057, respectively, and buildings and improvements of $2,101,938 and $1,502,394, respectively.

As of December 31, 2015, our investments in real estate of $2,319,319 are financed through $815,745 of mortgages held by third parties and $889,786 of mortgages held by our RAIT I and RAIT II CDO securitizations. As of December 31, 2014, our investments in real estate of $1,671,971 were financed through $641,874 of mortgages held by third parties and $878,856 of mortgages held by our RAIT I and RAIT II CDO securitizations. Together, along with commercial real estate loans held by RAIT I and RAIT II, these mortgages serve as collateral for the CDO notes payable issued by the RAIT I and RAIT II CDO securitizations. All intercompany balances and interest charges are eliminated in consolidation.

For our investments in real estate, the leases for our multi-family properties are generally one-year or less and leases for our office and retail properties are operating leases. The following table represents the minimum future rentals under expiring leases for our office and retail properties as of December 31, 2015.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2015

(Dollars in thousands, except share and per share amounts)

2016	$10,255
2017	8,225
2018	5,272
2019	3,787
2020	6,937
2021 and thereafter	21,033
Total	$55,509

Acquisitions:

As discussed in Note 3, we completed the conversion of one mezzanine loan with a carrying value of $11,000 to real estate owned property in October 2015. The conversion has resulted in approximately $96,200 of industrial real estate assets and $82,423 of debt being reflected on our consolidated balance sheets. We have performed fair value analyses for the assets acquired and liabilities assumed.  We expect to complete the purchase accounting process as soon as practicable, but no later than one year from the date of acquisition.

As discussed in Note 3, we completed the conversion of one commercial mortgage loan with an unpaid principal balance of $66,819 and a carrying value of $53,479 to real estate owned property, known as Erieview Tower & Parking in December 2015. The conversion has resulted in approximately $63,014 of real estate assets being reflected on our consolidated balance sheets. We have performed fair value analyses for the assets acquired.  We expect to complete the purchase accounting process as soon as practicable, but no later than one year from the date of acquisition.

On September 17, 2015, IRT, which we consolidate, completed the TSRE acquisition.  IRT acquired TSRE in order to increase IRT’s portfolio of real estate assets and generate attractive risk adjusted returns for its shareholders.  Pursuant to the TSRE acquisition, (i) a subsidiary of IRT’s operating partnership, or IROP, merged into the operating partnership subsidiary of TSRE, or the TSR OP, with TSR OP continuing as the surviving entity, and (ii) TSRE merged with IRT’s subsidiary, with IRT’s subsidiary continuing as the surviving entity and a wholly-owned subsidiary of IRT.  As a result of the TSRE acquisition, each outstanding share of common stock of TSRE was converted automatically into the right to receive (a) $3.80 in cash and (b) 0.4108 shares of common stock of IRT, plus cash in lieu of fractional shares.  As a result, IRT issued approximately 15.1 million shares of common stock as equity consideration in the TSRE acquisition.  Immediately prior to the TSRE acquisition, the third party holder of units of limited partnership interest of TSR OP, or TSR OP units, contributed all of its TSR OP units to IROP in exchange for 1,925,419 units of limited partnership interest of IROP, or IROP Units, plus cash in lieu of fractional IROP Units.

As a result of the TSRE acquisition, IRT acquired 19 multi-family properties representing 4,989 units (unaudited). During the fourth quarter of 2015, IRT received additional information regarding estimates IRT had made for certain receivables and other assets and accrued expenses. This information led to an increase in fair value of the net assets we acquired of $592.  The fair value of the assets and liabilities that IRT acquired was as follows:

Cash assumed	$2,685
Investments in real estate	682,237
Accounts receivable and other assets	6,513
Intangible assets	7,471
Indebtedness	(359,495)
Accounts payable and accrued expenses	(7,379)
Accrued interest payable	(130)
Other liabilities	(3,662)
Total	$328,240

The fair value of the consideration that IRT transferred on September 17, 2015 was as follows:

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2015

(Dollars in thousands, except share and per share amounts)

Cash consideration for TSRE merger	$139,781
Equity consideration for TSRE merger	123,855
Total	$263,636

As the fair value of the net assets acquired exceeded the fair value of the consideration transferred, IRT recognized a gain from a bargain purchase of $64,604.  In determining whether a gain from a bargain purchase was appropriate, IRT reassessed whether it correctly identified all of the assets acquired and all of the liabilities assumed from TSRE.

The TSRE acquisition resulted in a gain as a result of the following: (i) the fair value of IRT’s common stock at closing was lower than the negotiated price set forth in the merger agreement relating to the TSRE acquisition (resulting in approximately $34 million of the gain), and (ii), the fair value of the 19 TSRE properties acquired, which was supported by appraisals and broker opinions of value received, was higher than the expectations that served as a basis for the negotiated purchase price (resulting in approximately $30 million of the gain, primarily due to the use of current, market-based capitalization rates).

The $359,495 of indebtedness acquired was comprised of $237,610 of indebtedness that IRT paid off immediately after the closing of the TSRE acquisition and $121,885 of indebtedness that remained on IRT’s balance sheet, which was recognized at fair value.

As part of the TSRE acquisition, IRT incurred $12,530 of acquisition expenses, which were recognized in earnings immediately.  IRT also incurred $23,219 of expenses associated with extinguishing financing arrangements and $4,289 of expenses associated with employee separation.  The initial purchase accounting is based on IRT’s preliminary assessment, which may differ when final information becomes available. IRT believes that the information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed. IRT has received appraisals for all of the properties acquired and has performed fair value analyses for the liabilities assumed. IRT expects to complete the purchase accounting process as soon as practicable, but no later than one year from the date of acquisition. As of December 31, 2015, IRT was awaiting the outcome of certain real estate tax appeals that TSRE initiated.

On May 1, 2015, IRT acquired a 236-unit (unaudited) apartment residential community located in Indianapolis, Indiana. IRT acquired the property for an aggregate purchase price of $25,250 exclusive of closing costs. As part of this acquisition, IRT incurred $270 of acquisition expenses, which were recognized in earnings immediately.  Upon acquisition, IRT recorded the investment in real estate, including any related working capital and intangible assets, at fair value of $25,250.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2015

(Dollars in thousands, except share and per share amounts)

The following table summarizes the aggregate estimated fair value of the assets and liabilities associated with the 31 properties acquired during the year ended December 31, 2015, on the respective date of each acquisition, for the real estate accounted for under FASB ASC Topic 805.

Description	RAIT	IRT	Total Estimated Fair Value
Assets acquired:
Investments in real estate	$156,801	$707,268	$864,069
Cash and cash equivalents	685	2,685	3,370
Restricted cash	1,416	—	1,416
Accounts receivable and other assets	316	6,599	6,915
Deferred financing costs	—	—	—
Intangible assets	8,244	7,690	15,934
Total assets acquired	167,462	724,242	891,704
Liabilities assumed:
Loans payable on real estate	82,423	359,495	441,918
Accounts payable and accrued expenses	2,627	7,867	10,494
Accrued interest payable	—	130	130
Other liabilities	6,634	3,764	10,398
Total liabilities acquired	91,684	371,256	462,940
Noncontrolling interests assumed:	—	—	—
Estimated fair value of net assets acquired	$75,778	$352,986	$428,764

The following table summarizes the consideration transferred to acquire the real estate properties and the amounts of identified assets acquired and liabilities assumed at the respective acquisition date:

Description	RAIT	IRT	Total Estimated Fair Value
Fair value of consideration transferred:
Investments in loans, accrued interest receivable and other assets	$75,782	$—	$75,782
Cash and cash equivalents	—	$164,527	$164,527
Equity	—	123,855	123,855
Total fair value of consideration transferred	$75,782	$288,382	$364,164

The table below presents the revenue and net income (loss) for the properties acquired during the year ended December 31,

2015 as reported in our consolidated financial statements.

	For the Year Ended December 31, 2015
Property	Total Revenue	Net income (loss) allocable to common shares
TSRE Portfolio	$19,617	$3,420
Bayview Club	1,736	85
Erieview Tower & Parking	357	$19
10 Industrial Properties	1,242	(701)
Total	$22,952	$2,823

The tables below present the revenue, net income and earnings per share effect of the acquired properties, as reported in our consolidated financial statements and on a pro forma basis as if the acquisitions occurred on January 1, 2014. These pro forma results

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2015

(Dollars in thousands, except share and per share amounts)

are not necessarily indicative of the results which actually would have occurred if the acquisition had occurred on the first day of the periods presented, nor does the pro forma financial information purport to represent the results of operations for future periods.

Description	For The Year Ended December 31, 2015	For The Year Ended December 31, 2014
Pro forma total revenue (unaudited)	382,875	367,773
Pro forma net income (loss) allocable to common shares (unaudited)	16,067	(307,276)
Earnings (loss) per share attributable to common shareholders
Basic—as pro forma (unaudited)	0.19	(3.78)
Diluted—as pro forma (unaudited)	0.19	(3.78)

Dispositions:

During the year ended December 31, 2015, we disposed of six multi-family real estate properties, one office property, and two parcels of land (combined in the below table).  The below table summarizes these dispositions and also presents each property’s contribution to net income (loss) allocable to common shares, excluding the impact of the gain (loss) on sale:

				For the Year Ended December 31, 2015
Property Name	Property Type	Date of Sale	Sale Price	Gain (loss) on sale	Net income (loss) allocable to common shares
English Aire/Lafayette	Multifamily	5/15/2015	$18,786	$—	$265
Preserve at Colony Lakes	Multifamily	6/23/2015	49,250	17,913	733
Del Aire/Cardinal	Land	7/6/2015	3,000	901	(15)
Regency Manor	Multifamily	9/10/2015	17,500	6,435	403
Vista Lago	Multifamily	12/22/2015	17,675	7,844	685
Balcones	Multifamily	12/31/2015	30,000	2,938	284
Long Beach	Office	12/30/2015	5,200	1,068	122
Centrepoint	IRT Multifamily	12/22/2015	33,600	6,420	753
Total			$175,011	$43,519	$3,230

Additionally, on October 15, 2015, IRT sold a parcel of land acquired in the TSRE merger for $3,350, recognizing a loss on the sale of this asset of $8.

We deferred a gain on the sale for English Aire / Lafayette of $3,124 which is classified within other liabilities and will be recognized under the installment method as the buyer’s initial investment was insufficient.

We deconsolidated one multi-family real estate property in June 2015 and one office property in November 2015 with a total carrying value of $23,897 and $21,753, respectively, as we agreed to amend our rights in the properties’ related limited partnership agreements. We recorded a gain of $0 and $294, respectively, upon deconsolidation of these properties.

On February 18, 2016, IRT disposed of one multi-family real estate property for a total sale price of $18,000.

Impairment:

During the year ended December 31, 2015, we recognized an impairment of three real estate assets of $8,179 as it was more likely than not we would dispose of these assets before the end of their previously estimated useful life and a portion of our recorded investment in these assets was determined to not be recoverable.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2015

(Dollars in thousands, except share and per share amounts)

NOTE 6: Indebtedness

We maintain various forms of short-term and long-term financing arrangements. Generally, these financing agreements are collateralized by assets within securitizations.

The following table summarizes our total recourse and non-recourse indebtedness as of December 31, 2015:

Description	Unpaid Principal Balance	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
7.0% convertible senior notes (1)	$30,048	$29,887	7.0%	Apr. 2031
4.0% convertible senior notes (2)	141,750	137,084	4.0%	Oct. 2033
7.625% senior notes	60,000	60,000	7.6%	Apr. 2024
7.125% senior notes	71,905	71,905	7.1%	Aug. 2019
Senior secured notes	70,000	63,150	7.0%	Apr. 2017 to Apr. 2019
Junior subordinated notes, at fair value (3)	18,671	10,504	4.3%	Mar. 2035
Junior subordinated notes, at amortized cost	25,100	25,100	2.7%	Apr. 2037
CMBS facilities	97,067	97,067	2.4%	July 2016 to Jan. 2018
Total recourse indebtedness	514,541	494,697	5.1%
Non-recourse indebtedness:
Secured credit facilities (4)	271,500	271,500	2.9%	Sept. 2018
Term Loans (5)	120,000	120,000	5.4%	Sept. 2016
CDO notes payable, at amortized cost (6)(7)	950,981	940,088	0.9%	Jun. 2045 to Nov. 2046
CMBS securitizations (8)	717,255	717,113	2.4%	May 2031 to Dec. 2031
Loans payable on real estate (9)	815,746	816,052	4.5%	Apr. 2016 to Apr. 2026
Total non-recourse indebtedness	2,875,482	2,864,753	2.7%
Total indebtedness	$3,390,023	$3,359,450	3.0%
(1)	Our 7.0% convertible senior notes are redeemable at par, at the option of the holder, in April 2016, April 2021, and April 2026.
(2)	Our 4.0% convertible senior notes are redeemable at par, at the option of the holder, in October 2018, October 2023, and October 2028.
(3)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(4)	Floating rate at 245 basis points over 1-month LIBOR. As of December 31, 2015, 1-month LIBOR was 0.4295%. Interest only payments are due monthly.
(5)	Floating rate at 500 basis points over 1-month LIBOR. As of December 31, 2015, 1-month LIBOR was 0.4295%. Interest only payments are due monthly.
(6)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
(7)

Collateralized by $1,388,194 principal amount of commercial mortgage loans, mezzanine loans and preferred equity interests, $815,745 of which eliminates in consolidation. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

(8)

Excludes the RAIT FL2 junior notes, RAIT FL3 junior notes, RAIT FL4 junior notes and RAIT FL5 junior purchased by us which are eliminated in consolidation. Collateralized by $885,055 principal amount of commercial mortgage loans and participation interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

(9)

Includes $545,956 of unpaid principal balance with a carrying amount of $546,262 of third party mortgage indebtedness that encumbers properties owned by IRT. The weighted-average interest rate is 3.8% and has a range of maturity dates from April 2016 to May 2025.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2015

(Dollars in thousands, except share and per share amounts)

The following table summarizes our total recourse and non-recourse indebtedness as of December 31, 2014:

Description	Unpaid Principal Balance	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
7.0% convertible senior notes (1)	$34,066	$33,417	7.0%	Apr. 2031
4.0% convertible senior notes (2)	141,750	134,418	4.0%	Oct. 2033
7.625% senior notes	60,000	60,000	7.6%	Apr. 2024
7.125% senior notes	71,905	71,905	7.1%	Aug. 2019
Senior secured notes	78,000	68,314	7.0%	Apr. 2017 to Apr. 2019
Junior subordinated notes, at fair value (3)	18,671	13,102	0.5%	Mar. 2035
Junior subordinated notes, at amortized cost	25,100	25,100	2.7%	Apr. 2037
CMBS facilities	85,053	85,053	2.5%	Nov. 2015 to Jul. 2016
Total recourse indebtedness	514,545	491,309	5.1%
Non-recourse indebtedness:
Secured credit facilities	18,392	18,392	2.7%	Oct. 2016
CDO notes payable, at amortized cost (4)(5)	1,074,102	1,073,145	0.6%	2045 to 2046
CMBS securitizations (6)	389,994	389,415	1.9%	Jan. 2029 to Dec. 2031
Loans payable on real estate (7)	641,874	643,405	4.6%	Sep. 2015 to May 2040
Total non-recourse indebtedness	2,124,362	2,124,357	2.1%
Total indebtedness	$2,638,907	$2,615,666	2.6%
(1)	Our 7.0% convertible senior notes are redeemable at par, at the option of the holder, in April 2016, April 2021, and April 2026.
(2)	Our 4.0% convertible senior notes are redeemable at par, at the option of the holder, in October 2018, October 2023, and October 2028.
(3)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(4)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
(5)

Collateralized by $1,572,126 principal amount of commercial mortgage loans, mezzanine loans and preferred equity interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

(6)

Excludes the RAIT FL1 junior notes, RAIT FL2 junior notes and RAIT FL3 junior notes purchased by us which are eliminated in consolidation. Collateralized by $490,863 principal amount of commercial mortgage loans and participation interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

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

The current status or activity in our financing arrangements occurring as of or during the year ended December 31, 2015 is as follows:

Recourse Indebtedness

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2015

(Dollars in thousands, except share and per share amounts)

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

The 7.0% convertible senior notes are convertible at the option of the holder at a current conversion rate of 179.4009 common shares per $1 principal amount of 7.0% convertible senior notes (equivalent to a current conversion price of $5.57 per common share). Upon conversion of 7.0% convertible senior notes by a holder, the holder will receive cash, our common shares or a combination of cash and our common shares, at our election. We include the 7.0% convertible senior notes in diluted earnings per share using the if-converted method if the conversion value in excess of the par amount is considered in the money during the respective periods.

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

During the year ended December 31, 2013, we repurchased a total of $80,934 in aggregate principal amount of 7.0% convertible senior notes for a total consideration of $112,559. The purchase price consisted of cash from the proceeds received from the public offering of the 4.0% Convertible Senior Notes due 2033 that were issued on December 10, 2013. As a result of this transaction, we recorded losses on extinguishment of debt of $8,407, inclusive of deferred financing costs and unamortized discounts that were written off, and $29,359 representing the reacquisition of the equity conversion right that was recorded as a reduction to additional paid in capital.

On October 2, 2015 and October 5, 2015, holders of $2,010 of the 7.0% convertible notes exercised their option to convert their notes.  At that time, the conversion rate was 167.8233 common shares per $1 principal amount.  We elected to settle the conversion by issuing 337,324 common shares (plus cash in lieu of fractional shares).

On November 10, 2015 and November 12, 2015, holders of $2,008 of the 7.0% convertible notes exercised their option to convert their notes.  At that time, the conversion rate was 173.6550 common shares per $1 principal amount.  We elected to settle the conversion by issuing 348,698 common shares (plus cash in lieu of fractional shares).

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2015

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2015

(Dollars in thousands, except share and per share amounts)

payable quarterly in arrears on October 30, January 30, April 30 and July 30 of each year, beginning October 30, 2011. The senior secured notes are secured and are not convertible into equity securities of RAIT.

During the year ended December 31, 2015, we prepaid $8,000 of the senior secured notes. As of December 31, 2015 we have $70,000 of outstanding senior secured notes.

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

On October 25, 2010, pursuant to a securities exchange agreement, we exchanged and cancelled the first $18,671 junior subordinated note for another junior subordinated note, which we refer to as the second $18,671 junior subordinated note, in aggregate principal amount of $18,671 with a reduced interest rate and provided $5,000 of our 6.875% convertible senior notes as collateral for the second $18,671 junior subordinated note. The second $18,671 junior subordinated note had a fixed rate of interest of 0.5% through March 30, 2015, thereafter with a floating rate of three-month LIBOR plus 400 basis points, with such floating rate not to exceed 7.0%. The maturity date remains the same at March 30, 2035. At issuance, we elected to record the second $18,671 junior subordinated note at fair value under FASB ASC Topic 825, with all subsequent changes in fair value recorded in earnings.  The fair value, or carrying amount, of this indebtedness was $10,504 as of December 31, 2015.

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

CMBS facilities. On October 27, 2011, we entered into a two year CMBS facility pursuant to which we may sell, and later repurchase, performing whole mortgage loans or senior interests in whole mortgage loans secured by first liens on stabilized commercial properties which meet current standards for inclusion in CMBS transactions. The purchase price paid for any asset purchased will be equal to 75% of the lesser of the market value (determined by the purchaser in its sole discretion, exercised in good faith) or par amount of such asset on the purchase date. On July 28, 2014, we entered into an amended and restated master repurchase agreement, or the Amended MRA. The Amended MRA added defined floating-rate whole loans and senior interests in whole loans as eligible purchased assets which we could sell to the investment bank and later repurchase. All eligible purchased assets must be acceptable to the investment bank in its sole discretion. The Amended MRA increased the aggregate principal amount available under the facility to $200,000 from $100,000 provided that the aggregate outstanding purchase price under the Amended MRA at any time for all floating rate loans cannot exceed $100,000. Fixed rate loans incur interest at LIBOR plus 250 basis points and floating rate loans incur interest at LIBOR plus 200 basis points. The Amended MRA contains standard margin call provisions and financial covenants. The expiration date of the Amended MRA is July 28, 2016. As of December 31, 2015, we had $20,780 of outstanding borrowings under the Amended MRA. As of December 31, 2015, we were in compliance with all financial covenants contained in the Amended MRA.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2015

(Dollars in thousands, except share and per share amounts)

On November 23, 2011, we entered into a one year CMBS facility, or the $150,000 CMBS facility, pursuant to which we may sell, and later repurchase, commercial mortgage loans secured by first liens on stabilized commercial properties which meet current standards for inclusion in CMBS transactions. Effective November 17, 2015, we extended the maturity of the $150,000 CMBS facility to the earlier of November 16, 2016 or the day on which an event of default occurs. The aggregate principal amount available under the $150,000 CMBS facility is $150,000 and incurs interest at LIBOR plus 250 basis points. The purchase price paid for any asset purchased is up to 75% of the lesser of the unpaid principal balance and the market value (determined by the purchaser in its sole discretion, exercised in good faith) of such purchased asset on the purchase date. The $150,000 CMBS facility contains standard margin call provisions and financial covenants. As of December 31, 2015, we had $31,447 of outstanding borrowings under the $150,000 CMBS facility. As of December 31, 2015, we were in compliance with all financial covenants contained in the $150,000 CMBS facility.

On January 27, 2014, we entered into a two year $75,000 commercial mortgage facility, or the $75,000 commercial mortgage facility, pursuant to which we may sell, and later repurchase, commercial mortgage loans and other assets meeting defined eligibility criteria which are approved by the purchaser in its sole discretion. Effective September 28, 2015, we extended the maturity of the $75,000 commercial mortgage facility to January 22, 2018 or such date as determined by the Buyer in its good faith discretion pursuant to its rights and remedies under the Agreement. The $75,000 commercial mortgage facility incurs interest at LIBOR plus 200 basis points. The $75,000 commercial mortgage facility contains standard margin call provisions and financial covenants. As of December 31, 2015, we had $29,319 of outstanding borrowings under the $75,000 commercial mortgage facility. As of December 31, 2015, we were in compliance with all financial covenants contained in the $75,000 commercial mortgage facility.

On December 23, 2014, we entered into a $150,000 commercial mortgage facility, or the $150,000 commercial mortgage facility, pursuant to which we may sell, and later repurchase, commercial mortgage loans and other assets meeting defined eligibility criteria which are approved by the purchaser in its reasonable discretion. The $150,000 commercial mortgage facility incurs interest at LIBOR. The purchase price paid for any asset purchased is based on a defined percentage of the lesser of its unpaid principal balance or its defined market value. Effective December 23, 2015, we extended the maturity of the $150,000 commercial mortgage facility to the earlier of December 20, 2016 or the day on which an event of default occurs. The $150,000 commercial mortgage facility contains standard margin call provisions and financial covenants. As of December 31, 2015, we had $15,521 of outstanding borrowings under the $150,000 commercial mortgage facility.  As of December 31, 2015, we were in compliance with all financial covenants contained in the $150,000 commercial mortgage facility.

Non-Recourse Indebtedness

Secured credit facilities. On October 25, 2013, our consolidated affiliate, Independence Realty Operating Partnership, LP, or IROP, the operating partnership of IRT, entered into a $20,000 secured revolving credit agreement, or the IROP credit agreement, with The Huntington National Bank to be used to acquire properties, capital expenditures and for general corporate purposes. The IROP credit agreement has a 3-year term, bears interest at LIBOR plus 2.75% and contains customary financial covenants for this type of revolving credit agreement. IRT guaranteed IROP’s obligations under the IROP credit agreement. On September 9, 2014, IRT and IROP entered into an amendment to the IROP credit agreement that increased the lender’s maximum commitment under the credit agreement from $20,000 to $30,000, changed the interest rate from LIBOR plus 2.75% to LIBOR plus 2.50% and amended certain financial covenants. In connection with the TSRE acquisition, the HNB facility was terminated as of September 17, 2015.

Secured credit facilities. On September 17, 2015, IROP entered into a credit agreement with respect to a $325,000 senior secured credit facility, or the KeyBank senior facility. The KeyBank senior facility consists of a revolving line of credit in an amount of up to $125,000, or the revolver, and a term loan in an amount of no less than $200,000, or the term loan. Up to 10% of the revolver is available for swingline loans, and up to 10% of the revolver is available for the issuance of letters of credit. Additionally, IROP has the right to increase the aggregate amount of the KeyBank senior facility to up to $450,000. The KeyBank senior facility will mature on September 17, 2018, three years from its closing date, subject to the option of IROP to extend the KeyBank senior facility for two additional 12-month periods under certain circumstances. IROP may prepay the KeyBank senior facility, in whole or in part, at any time without fee or penalty, except for breakage costs associated with LIBOR borrowings. At IROP’s option, borrowings under the KeyBank senior facility will bear interest at a rate equal to either (i) the 1-month LIBOR rate plus a margin of 165 to 245 basis points, or (ii) a base rate plus a margin of 65 to 145 basis points. The applicable margin will be determined based upon IROP’s total leverage ratio. In addition, IROP will pay a fee of either 20 basis points (if greater than or equal to 50% of the revolver is used) or 25 basis points (if less than 50% of the revolver is used) on the unused portion of the revolver. The KeyBank senior facility requires monthly payments of interest only and does not require any mandatory prepayments. At December 31, 2015, amounts outstanding under the

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2015

(Dollars in thousands, except share and per share amounts)

KeyBank secured facility bear interest at 245 basis points over 1-month LIBOR. As of December 31, 2015, there was $53,500 of availability under the revolver and $0 of availability under the term loan.

Term loans. On September 17, 2015, IROP entered into a credit agreement with respect to a $120,000 senior interim term loan facility, or the KeyBank interim facility. The KeyBank interim facility is structured as a 364-day secured term loan facility (with a maturity extension option for an additional six months under certain circumstances) available in a single draw. IROP may prepay the KeyBank interim facility, in whole or in part, at any time without fee or penalty (other than as provided in a separate fee letter with the lenders), except for breakage costs associated with LIBOR borrowings. The KeyBank interim facility is secured by pledges of certain of the equity interests of IROP’s current and future subsidiaries and joint ventures (on a best-available basis to the extent such equity interests can be pledged pursuant to IRT’s existing debt agreements) and a pledge of the proceeds of all equity issuances by IRT. At IROP’s option, borrowings under the KeyBank interim facility will bear interest at a rate equal to either (i) the 1-month LIBOR rate plus a margin of 500 basis points, or (ii) a base rate plus a margin of 400 basis points. If IROP elects to extend its maturity, at IROP’s option, the KeyBank interim facility will bear interest at a rate equal to either (i) the 1-month LIBOR rate plus a margin of 650 basis points, or (ii) a base rate plus a margin of 550 basis points. The KeyBank interim facility requires monthly payments of interest only. IROP is required to reduce the principal amount outstanding under the KeyBank interim facility to no greater than $100,000 within six months of closing and must apply 100% of all net proceeds from equity issuances, sales of assets, or refinancings of assets towards repaying the KeyBank Interim Facility. At December 31, 2015, the KeyBank interim facility bears interest at 500 basis points over 1-month LIBOR and there was $0 of availability under the KeyBank interim facility.

In January 2016, IROP repaid $14,100 of the KeyBank interim facility subsequent to a property disposition.  In February 2016, IROP repaid $9,684 of the KeyBank interim facility subsequent to a property disposition.

CDO notes payable, at amortized cost. CDO notes payable at amortized cost represent notes issued by consolidated CDO securitizations which are used to finance the acquisition of unsecured REIT notes, CMBS securities, commercial mortgage loans and mezzanine loans in our commercial real estate portfolio. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates. Both RAIT I and RAIT II are meeting all of their overcollateralization, or OC, and interest coverage, or IC, trigger tests as of December 31, 2015 and 2014.

During the year ended December 31, 2015, we partially sold, to the market, a total of $42,483 in aggregate principal amount of CDO notes payable issued by our RAIT I securitization. The aggregate sales price was $31,367 and we recorded a discount on sale of debt of $11,131.

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

CMBS securitizations. On July 31, 2013, we closed a CMBS securitization transaction we refer to as RAIT FL1 collateralized by $135,000 of floating rate commercial mortgage loans and participation interests that we originated.

RAIT FL1 issued classes of investment grade senior notes with an aggregate principal balance of approximately $101,250 to investors, representing an advance rate of approximately 75%. Our subsidiary received the unrated classes of junior notes including a class with an aggregate principal balance of $33,750, and the equity, or the retained interests, of RAIT FL1. The RAIT FL1 senior notes bear interest at a weighted average rate equal to LIBOR plus 1.85%. The stated maturity of the RAIT FL1 notes is January 2029, unless redeemed or repaid prior thereto. Subject to certain conditions, beginning in August 2015 or upon defined tax events, the RAIT FL1 senior notes may be redeemed in whole but not in part, at the direction of defined holders of RAIT FL1 junior notes that we hold.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2015

(Dollars in thousands, except share and per share amounts)

Our subsidiary served as the servicer and special servicer of RAIT FL1. RAIT FL1 does not have OC triggers or IC triggers. During the third quarter of 2015, RAIT exercised its right to unwind RAIT-FL1, thereby repaying all of the outstanding notes.  As a result, as of December 31, 2015, RAIT FL 1 had $0 of total collateral at par value.

On April 29, 2014, we closed a CMBS securitization transaction we refer to as RAIT FL2 collateralized by $196,052 of floating rate commercial mortgage loans and participation interests that we originated. RAIT FL2 financed its collateral on a non-recourse basis to us. Our subsidiaries made certain customary representations, warranties and covenants concerning the collateral. As of December 31, 2015, RAIT FL2, had $134,747 of total collateral at par value. RAIT FL2 issued classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $129,544 to investors. We currently own the unrated classes of junior notes, including a class with an aggregate principal balance of $40,191, and the equity of RAIT FL2.  RAIT FL2 does not have OC triggers or IC triggers.

On April 17, 2014, our subsidiary, RAIT 2014-FL2 Trust, or the FL2 issuer, issued classes of investment grade senior notes, or the FL2 senior notes, with an aggregate principal balance of approximately $155,861 to investors, representing an advance rate of approximately 79.5%. A RAIT subsidiary received the unrated classes of junior notes, or the FL2 junior notes, including a class with an aggregate principal balance of $40,191, and the equity, or the retained interests, of the FL2 issuer. The FL2 senior notes bear interest at a weighted average rate equal to LIBOR plus 1.65%. The stated maturity of the FL2 notes is May 2031, unless redeemed or repaid prior thereto. Subject to certain conditions, beginning in April 2016 or upon defined tax events, the FL2 issuer may redeem the FL2 senior notes, in whole but not in part, at the direction of holders of FL2 junior notes that we hold.

On October 29, 2014, we closed a CMBS securitization transaction we refer to as RAIT FL3 collateralized by $219,378 of floating rate commercial mortgage loans and participation interests that we originated. RAIT FL3 financed its collateral on a non-recourse basis to us. Our subsidiaries made certain customary representations, warranties and covenants concerning the collateral. As of December 31, 2015, RAIT FL3, had $183,578 of total collateral at par value. RAIT FL3 had classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $146,192 to investors. We currently own the unrated classes of junior notes, including a class with an aggregate principal balance of $37,387, and the equity of RAIT FL3.  RAIT FL3 does not have OC triggers or IC triggers.

On October 29, 2014, our subsidiary, RAIT 2014-FL3 Trust, or the FL3 issuer, issued classes of investment grade senior notes, or the FL3 senior notes, with an aggregate principal balance of approximately $181,261 to investors, representing an advance rate of approximately 82.6%. A RAIT subsidiary received the unrated classes of junior notes, or the FL3 junior notes, including a class with an aggregate principal balance of $38,117, and the equity, or the retained interests, of the FL3 issuer. The FL3 senior notes bear interest at a weighted average rate equal to LIBOR plus 1.86%. The stated maturity of the FL3 notes is December 2031, unless redeemed or repaid prior thereto. Subject to certain conditions, beginning in October 2016 or upon defined tax events, the FL3 issuer may redeem the FL3 senior notes, in whole but not in part, at the direction of holders of FL3 junior notes that we hold.

On May 22, 2015, we closed a CMBS securitization transaction we refer to as RAIT FL4 collateralized by $223,034 of floating rate commercial mortgage loans and participation interests that we originated. RAIT FL4 financed its collateral on a non-recourse basis to us. Our subsidiaries made certain customary representations, warranties and covenants concerning the collateral. As of December 31, 2015, RAIT FL4, had $219,284 of total collateral at par value. RAIT FL4 had classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $177,894 to investors. We currently own the unrated classes of junior notes, including a class with an aggregate principal balance of $41,390, and the equity of RAIT FL4.  RAIT FL4 does not have OC triggers or IC triggers.

On May 22, 2015, our subsidiary, RAIT 2015-FL4 Trust, or the FL4 issuer, issued classes of investment grade senior notes, or the FL4 senior notes, with an aggregate principal balance of approximately $181,215 to investors, representing an advance rate of approximately 81.2%. A RAIT subsidiary received the unrated classes of junior notes, or the FL4 junior notes, including a class with an aggregate principal balance of $41,819, and the equity, or the retained interests, of the FL4 issuer. The FL4 senior notes bear interest at a weighted average rate equal to LIBOR plus 1.84%. The stated maturity of the FL4 notes is December 2031, unless redeemed or repaid prior thereto. Subject to certain conditions, beginning in May 2017, or upon defined tax events, the FL4 issuer may redeem the FL4 senior notes, in whole but not in part, at the direction of holders of FL4 junior notes that we hold.

On December 23, 2015, we closed a CMBS securitization transaction we refer to as RAIT FL5 collateralized by $347,446 of floating rate commercial mortgage loans and participation interests that we originated. RAIT FL5 financed its collateral on a non-recourse basis to us. Our subsidiaries made certain customary representations, warranties and covenants concerning the collateral. As

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2015

(Dollars in thousands, except share and per share amounts)

of December 31, 2015, RAIT FL5, had $347,446 of total collateral at par value. RAIT FL5 had classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $263,624 to investors. In addition, we currently own investment grade notes and all of the below investment grade and unrated classes of junior notes with an aggregate principal balance of $83,822, and the equity, or the retained interests, of RAIT FL5.  In February 2016, we contributed our junior notes and equity of RAIT FL5 to a joint venture. We retained a 60% interest in the joint venture.  We received approximately $24.9 million of capital as a result of this contribution and still retain $23.0 million of investment grade notes.  RAIT FL5 does not have OC triggers or IC triggers.

On December 23, 2015, our subsidiary, RAIT 2015-FL5 Trust, or the FL5 issuer, issued classes of investment grade senior notes, or the FL5 senior notes, with an aggregate principal balance of approximately $263,624 to investors, representing an advance rate of approximately 75.8%. A RAIT subsidiary received the unrated classes of junior notes, or the FL5 junior notes as well as all of the below investment grade notes, aggregating to principal balance of $83,822 and the equity, or the retained interests, of the FL5 issuer, which it transferred in February 2016 to the aforementioned joint venture. The FL5 senior notes bear interest at a weighted average rate equal to LIBOR plus 2.62%. The stated maturity of the FL5 notes is January 2031, unless redeemed or repaid prior thereto. Subject to certain conditions, beginning in December 2017 or upon defined tax events, the FL5 issuer may redeem the FL5 senior notes, in whole but not in part, at the direction of holders of FL5 junior notes that we hold.

Loans payable on real estate. As of December 31, 2015 and 2014, we had $815,746 and $641,874, respectively, of other indebtedness outstanding relating to loans payable on consolidated real estate. These loans are secured by specific consolidated real estate and commercial loans included in our consolidated balance sheets.

During the year ended December 31, 2015, we assumed a first mortgage on our investments in real estate related to the acquisition of 10 properties that had a fair value and a principal balance of $82,423, maturity date of June 2016 and interest rate of 6.06%.

During the year ended December 31, 2015, IRT obtained or assumed 8 first mortgages on its investment in real estate from third party lenders that have a total aggregate principal balance of $204,262, maturity dates ranging from March 2021 to May 2025, and interest rates ranging from 3.2% to 4.3%.

During the year ended December 31, 2014, we obtained or assumed 16 first mortgages on our investments in real estate from third party lenders that have a total aggregate principal balance of $409,776, maturity dates ranging from April 2016 to May 2040, and interest rates ranging from 3.4% and 5.6%, respectively. As a result of the deconsolidation of the T8 and T9 securitizations on December 19, 2014, our loans payable on real estate increased $64,343 in total aggregate principal balance as these mortgages were previously eliminated in consolidation. These loans payable on real estate have maturity dates ranging from September 2015 to April 2026 and have interest rates ranging from 5.0% to 10.0%.

During the year ended December 31, 2013, we obtained two first mortgages on our investments in real estate from third party lenders that have aggregate principal balances of $19,500 and $8,612, maturity dates of December 2023 and January 2021, and interest rates of 4.6% and 4.4%, respectively.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2015

(Dollars in thousands, except share and per share amounts)

Maturity of Indebtedness

Generally, the majority of our indebtedness is payable in full upon the maturity or termination date of the underlying indebtedness. The following table displays the aggregate contractual maturities of our indebtedness by year:

	Recourse indebtedness	Non-recourse indebtedness
2016	$67,748	$257,139
2017	35,000	19,137
2018	46,819	316,422
2019	89,405	8,333
2020	—	43,463
Thereafter (1)	275,569	2,230,988
Total	$514,541	$2,875,482
(1)

Includes $30,048 of our 7.0% convertible senior notes which are redeemable, at par at the option of the holder in April 2016, April 2021, and April 2026. Includes $141,750 of our 4.0% convertible senior notes which are redeemable, at par at the option of the holder in October 2018, October 2023, and October 2028.

NOTE 7: Derivative Financial Instruments

We may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with our borrowings. The principal objective of such arrangements is to minimize the risks and/or costs associated with our operating and financial structure as well as to hedge specific anticipated transactions. These instruments may impact our periodic cash flows, however provide the benefits of minimizing the risks and/or costs previously described. The counterparties to these contractual arrangements are major financial institutions with which we and our affiliates may also have other financial relationships. In the event of nonperformance by the counterparties, we are potentially exposed to credit loss. However, because of the high credit ratings of the counterparties, we do not anticipate that any of the counterparties will fail to meet their obligations.

Interest Rate Swaps

We have entered into various interest rate swap contracts to hedge interest rate exposure on floating rate indebtedness. Also, on September 30, 2015, IRT entered into an interest cap contract to hedge its interest rate exposure on floating rate indebtedness.

We designate interest rate hedge agreements at inception and determine whether or not the interest rate hedge agreement is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. At designation, certain of these interest rate swaps had a fair value not equal to zero. However, we concluded, at designation, that these hedging arrangements were highly effective during their term using regression analysis and determined that the hypothetical derivative method would be used in measuring any ineffectiveness. At each reporting period, we update our regression analysis and, as of December 31, 2015, we concluded that these hedging arrangements were highly effective during their remaining term and used the hypothetical derivative method in measuring the ineffective portions of these hedging arrangements.

The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments as of December 31, 2015 and December 31, 2014:

	As of December 31, 2015			As of December 31, 2014
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges:
Interest rate swaps	$243,816	$—	$(4,672)	$424,025	$—	$(20,051)
Interest rate caps	200,000	24	—	—	—	—
Other interest rate swaps	37,325	182	(55)	72,000	—	(644)
Net fair value	$481,141	$206	$(4,727)	$496,025	$—	$(20,695)

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2015

(Dollars in thousands, except share and per share amounts)

During 2016, interest rate swap agreements relating to RAIT I and RAIT II with a notional amount of $243,816 and a weighted average strike rate of 5.1% as of December 31, 2015 will terminate in accordance with their terms.

Effective interest rate swaps are reported in accumulated other comprehensive income and the fair value of these hedge agreements is included in other assets or derivative liabilities.

For interest rate swaps that are considered effective hedges, we reclassified realized losses of $16,382, $40,274 and $32,117 to earnings, within investment interest expense, for the years ended December 31, 2015, 2014 and 2013, respectively. During 2016, we expect to reclassify realized losses of $4,691 to earnings. For the years ended December 31, 2015, 2014 and 2013 we had no unrealized gains to reclassify to earnings for interest rate swaps that were considered ineffective.

Changes in fair value on our other interest rate swaps are reported in change in fair value of financial instruments in the Consolidated Statements of Operations.

NOTE 8: FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments” requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of investments in mortgages, loans, preferred equity interests, investments in securities, CDO notes payable, convertible senior notes, junior subordinated notes, warrants and investor share appreciations rights, or SARs, and derivative assets and liabilities is based on significant observable and unobservable inputs. The fair value of cash and cash equivalents, restricted cash, secured credit facilities, CMBS facilities and commercial mortgage facility approximates cost due to the nature of these instruments.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2015

(Dollars in thousands, except share and per share amounts)

The following table summarizes the carrying amount and the fair value of our financial instruments as of December 31, 2015:

Financial Instrument	Carrying Amount	Estimated Fair Value
Assets
Commercial mortgages, mezzanine loans and preferred equity interests, net	$1,623,583	$1,537,086
Investments in securities and security-related receivables	—	—
Cash and cash equivalents	125,886	125,886
Restricted cash	213,012	213,012
Derivative assets	206	206
Liabilities
Recourse indebtedness:
7.0% convertible senior notes	29,887	27,795
4.0% convertible senior notes	137,084	104,184
7.625% senior notes	60,000	46,560
7.125% senior notes	71,905	62,471
Senior secured notes	63,150	66,725
Junior subordinated notes, at fair value	10,504	10,504
Junior subordinated notes, at amortized cost	25,100	11,221
CMBS facilities	97,067	97,067
Non-recourse indebtedness:
Secured credit facilities	271,500	271,500
Term loans	120,000	120,000
CDO notes payable, at amortized cost	940,088	801,289
CMBS securitizations	717,113	709,001
Loans payable on real estate	816,052	834,816
Derivative liabilities	4,727	4,727
Warrants and investor SARs	26,200	26,200

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2015

(Dollars in thousands, except share and per share amounts)

The following table summarizes the carrying amount and the fair value of our financial instruments as of December 31, 2014:

Financial Instrument	Carrying Amount	Estimated Fair Value
Assets
Commercial mortgages, mezzanine loans and preferred equity interests, net	$1,392,436	$1,316,796
Investments in securities and security-related receivables	31,412	31,412
Cash and cash equivalents	121,726	121,726
Restricted cash	124,220	124,220
Liabilities
Recourse indebtedness:
7.0% convertible senior notes	33,417	41,901
4.0% convertible senior notes	134,418	123,677
7.625% senior notes	60,000	56,016
7.125% senior notes	71,905	70,064
Secured credit facilities	18,392	18,392
Junior subordinated notes, at fair value	13,102	13,102
Junior subordinated notes, at amortized cost	25,100	14,471
CMBS facilities	55,956	55,956
Commercial mortgage facility	29,097	29,097
Senior secured notes	68,314	79,594
Non-recourse indebtedness:
CDO notes payable, at amortized cost	1,073,145	913,050
CMBS securitizations	389,415	389,771
Loans payable on real estate	643,405	678,306
Derivative liabilities	20,695	20,695
Warrants and investor SARs	35,384	35,384

Fair Value Measurements

The following tables summarize information about our assets and liabilities measured at fair value on a recurring basis as of December 31, 2015, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (a)	Balance of December 31, 2015
Available-for-sale securities	$—	$—	$—	$—
Security-related receivables
Unsecured REIT note receivables	—	—	—	—
CMBS receivables	—	—	—	—
Other securities	—	—	—	—
Derivative assets	—	206	—	206
Total assets	$—	$206	$—	$206

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2015

(Dollars in thousands, except share and per share amounts)

Liabilities:	Quoted Prices in Active Markets for Identical Assets (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (a)	Balance of December 31, 2015
Junior subordinated notes, at fair value	$—	$—	$10,504	$10,504
Derivative liabilities	—	4,727	—	4,727
Warrants and investor SARs	—	—	26,200	26,200
Total liabilities	$—	$4,727	$36,704	$41,431

(a)	During the year ended December 31, 2015, there were no transfers between Level 1 and Level 2, as well as, there were no transfers into and out of Level 3.

The following tables summarize information about our assets and liabilities measured at fair value on a recurring basis as of December 31, 2014, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (a)	Balance of December 31, 2014
Available-for-sale securities	$-	$19,167	$-	$19,167
Security-related receivables
Unsecured REIT note receivables	—	10,995	—	10,995
CMBS receivables	—	1,250	—	1,250
Other securities	—	—	—	—
Derivative assets	—	—	—	—
Total assets	$—	$31,412	$—	$31,412

Liabilities:	Quoted Prices in Active Markets for Identical Assets (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (a)	Balance of December 31, 2014
Junior subordinated notes, at fair value	$—	$—	$13,102	$13,102
CDO notes payable, at fair value	—	—	—	—
Derivative liabilities	—	20,695	—	20,695
Warrants and investor SARs	—	—	35,384	35,384
Total liabilities	$—	$20,695	$48,486	$69,181

(a)	During the year ended December 31, 2014, there were no transfers between Level 1 and Level 2, as well as, there were no transfers into and out of Level 3.

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

For the fair value of our junior subordinated notes, at fair value, and warrant and investor SARs classified as Level 3 liabilities, we estimate the fair value of these financial instruments using significant unobservable inputs. For the junior subordinated notes, at

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2015

(Dollars in thousands, except share and per share amounts)

fair value, we use a discounted cash flow model as the valuation technique and the significant unobservable inputs as of December 31, 2015 include discount rates ranging from 12.9% to 13.3%. For the warrants and investor SARs, we utilized a third party valuation firm who used a binomial model as the valuation technique and the significant unobservable inputs as of December 31, 2015 include 61.0% for the annual volatility of our common shares of beneficial interest over the term of the warrants and investor SARs, 12.0% credit adjusted discount rate on our unsecured debt issued that may be issued in satisfaction of the warrants and investor SARs, and 10.6% for the dividend rate and future dividend rate on our common shares of beneficial interest.

The following tables summarize additional information about assets and liabilities that are measured at fair value on a recurring basis for which we have utilized level 3 inputs to determine fair value for the year ended December 31, 2015:

Liabilities	Warrants and investor SARs	Junior Subordinated Notes, at Fair Value	Total Level 3 Liabilities
Balance, as of December 31, 2014	$35,384	$13,102	$48,486
Change in fair value of financial instruments	(9,184)	(2,598)	(11,782)
Purchases	—	—	—
Sales	—	—	—
Principal repayments	—	—	—
Balance, as of December 31, 2015	$26,200	$10,504	$36,704

The following tables summarize additional information about assets and liabilities that are measured at fair value on a recurring basis for which we have utilized level 3 inputs to determine fair value for the year ended December 31, 2014:

Assets	Trading Securities—TruPS and Subordinated Debentures	Security—Related Receivables—TruPS and Subordinated Debenture Receivables	Total Level 3 Assets
Balance, as of December 31, 2013	$480,845	$8,211	489,056
Change in fair value of financial instruments	9,360	(540)	8,820
Purchases	—	—	—
Sales	—	—	—
Principal repayments	(40,000)	—	(40,000)
Taberna deconsolidation	(450,205)	(7,671)	(457,876)
Balance, as of December 31, 2014	$—	$—	$—

Liabilities	Derivative Liabilities	Warrants and investor SARs	CDO Notes Payable, at Fair Value	Junior Subordinated Notes, at Fair Value	Total Level 3 Liabilities
Balance, as of December 31, 2013	$67,405	$31,304	$377,235	$11,911	$487,855
Change in fair value of financial instruments	(16,518)	(8,593)	100,484	1,191	76,564
Purchases	—	12,673	—	—	12,673
Sales	—	—	—	—	—
Principal repayments	—	—	(69,954)	—	(69,954)
Taberna deconsolidation	(50,887)	—	(407,765)	—	(458,652)
Balance, as of December 31, 2014	$—	$35,384	$—	$13,102	$48,486

Non-Recurring Fair Value Measurements

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2015

(Dollars in thousands, except share and per share amounts)

As of December 31, 2015, we measured two real estate assets at a fair value of $9,335 in our consolidated balance sheets as they were impaired.  The fair values were based on purchase and sale agreements and were classified within Level 2 of the fair value hierarchy.  The significant inputs to the valuations were the purchase prices derived by the potential buyer.

Our non-recurring fair value measurements relate primarily to our commercial real estate loans that are considered impaired and for which we maintain an allowance for loan losses. In determining the allowance for loan losses, we estimate the fair value of the respective commercial real estate loan and compare that fair value to our total investment in the loan. When estimating the fair value of the commercial real estate loan, management uses discounted cash flow analyses and capitalization rates on the underlying property’s net operating income. The discounted cash flow analyses and capitalization rates are based on market information and comparable sales of similar properties.

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

				Fair Value Measurement
	Carrying Amount as of December 31, 2015	Estimated Fair Value as of December 31, 2015	Valuation Technique	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Commercial mortgages and mezzanine loans	$1,623,583	$1,537,086	Discounted cash flows			$1,537,086
7.0% convertible senior notes	29,887	27,795	Trading price	27,795
4.0% convertible senior notes	137,084	104,184	Trading price	104,184
7.625% senior notes	60,000	46,560	Trading price	46,560
7.125% senior notes	71,905	62,471	Trading price	62,471
Senior Secured Notes	63,150	66,725	Discounted cash flows			66,725
Junior subordinated notes, at amortized cost	25,100	11,221	Discounted cash flows			11,221
CDO notes payable, at amortized cost	940,088	801,289	Discounted cash flows			801,289
CMBS securitization	717,113	709,001	Discounted cash flows			709,001
Loans payable on real estate	816,052	834,816	Discounted cash flows			834,816

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2015

(Dollars in thousands, except share and per share amounts)

				Fair Value Measurement
	Carrying Amount as of December 31, 2014	Estimated Fair Value as of December 31, 2014	Valuation Technique	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Commercial mortgages and mezzanine loans	$1,392,436	$1,316,796	Discounted cash flows	$—	$—	$1,316,796
7.0% convertible senior notes	33,417	41,901	Trading price	41,901	—	—
4.0% convertible senior notes	134,418	123,677	Trading price	123,677	—	—
7.625% senior notes	60,000	56,016	Trading price	56,016	—	—
7.125% senior notes	71,905	70,064	Trading price	70,064	—	—
Senior Secured Notes	68,314	79,594	Discounted cash flows	—	—	79,594
Junior subordinated notes, at amortized cost	25,100	14,471	Discounted cash flows	—	—	14,471
CDO notes payable, at amortized cost	1,073,145	913,050	Discounted cash flows	—	—	913,050
CMBS securitization	389,415	389,771	Discounted cash flows	—	—	389,771
Loans payable on real estate	643,405	678,306	Discounted cash flows	—	—	678,306

Change in Fair Value of Financial Instruments

The following table summarizes realized and unrealized gains and losses on assets and liabilities for which we elected the fair value option within FASB ASC Topic 825, “Financial Instruments” as reported in change in fair value of financial instruments in the accompanying consolidated statements of operations:

Description	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013
Change in fair value of trading securities and security-related receivables	$(172)	$10,682	$9,193
Change in fair value of CDO notes payable and trust preferred obligations	2,598	(101,675)	(311,009)
Change in fair value of derivatives	28	(16,352)	(22,230)
Change in fair value of warrants and investor SARs	9,184	8,593	(20,380)
Change in fair value of financial instruments	$11,638	$(98,752)	$(344,426)

The changes in the fair value for the trading securities and security-related receivables, CDO notes payable, and other liabilities for which the fair value option was elected for the years ended December 31, 2015, 2014 and 2013 was primarily attributable to changes in instrument specific credit risks. The changes in the fair value of the CDO notes payable for which the fair value option was elected was due to repayments at par because of OC failures when the CDO notes have a fair value of less than par. The changes in the fair value of derivatives for which the fair value option was elected for the years ended December 31, 2015, 2014 and 2013 was mainly due to changes in interest rates.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2015

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

	As of December 31, 2015
	RAIT Securitizations	IRT	RAIT VIE Properties	Total
Assets
Investments in mortgages and loans, at amortized cost:
Commercial mortgages, mezzanine loans and preferred equity interests	$1,358,497	$—	$—	$1,358,497
Allowance for losses	—	—	—	—
Total investments in mortgages and loans	1,358,497	—	—	1,358,497
Investments in real estate
Investments in real estate	—	1,372,015	24,550	1,396,565
Accumulated depreciation	—	(39,638)	(4,754)	(44,392)
Total investments in real estate	—	1,332,377	19,796	1,352,173
Investments in securities and security-related receivables, at fair value	—	—	—	—
Cash and cash equivalents	—	38,301	387	38,688
Restricted cash	12,718	5,413	240	18,371
Accrued interest receivable	73,368	—	—	73,368
Other assets	11,539	3,362	7,590	22,491
Deferred financing costs
Deferred financing costs	26,028	10,952	346	37,326
Accumulated amortization	(23,237)	(1,726)	(306)	(25,269)
Total deferred financing costs	2,791	9,226	40	12,057
Intangible assets
Intangible assets	—	15,287	—	15,287
Accumulated amortization	—	(11,551)	—	(11,551)
Total intangible assets	—	3,736	—	3,736
Total assets	$1,458,913	$1,392,415	$28,053	$2,879,381
Liabilities and Equity
Indebtedness	$1,181,585	$975,837	$21,131	$2,178,553
Accrued interest payable	445	1,239	4,326	6,010
Accounts payable and accrued expenses	8	19,304	3,280	22,592
Derivative liabilities	4,672	—	—	4,672
Deferred taxes, borrowers’ escrows and other liabilities	—	6,004	4,024	10,028
Total liabilities	1,186,710	1,002,384	32,761	2,221,855
Equity:
Shareholders’ equity:
Accumulated other comprehensive income (loss)	(4,691)	(8)	—	(4,699)
RAIT investment	115,810	68,273	889	184,972
Retained earnings (deficit)	161,084	(14,499)	(5,597)	140,988
Total shareholders’ equity	272,203	53,766	(4,708)	321,261
Noncontroling Interests	—	336,265	—	336,265
Total liabilities and equity	$1,458,913	$1,392,415	$28,053	$2,879,381

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2015

(Dollars in thousands, except share and per share amounts)

	As of December 31, 2014
	RAIT Securitizations	IRT	RAIT VIE Properties	Total
Assets
Investments in mortgages and loans, at amortized cost:
Commercial mortgages, mezzanine loans and preferred equity interests	$1,535,097	$—	$—	$1,535,097
Allowance for losses	(8,423)	—	—	(8,423)
Total investments in mortgages and loans	1,526,674	—	—	1,526,674
Investments in real estate
Investments in real estate	—	689,112	23,899	713,011
Accumulated depreciation	—	(23,376)	(3,686)	(27,062)
Total investments in real estate	—	665,736	20,213	685,949
Investments in securities and security-related receivables, at fair value	10,995	—	—	10,995
Cash and cash equivalents	—	14,763	216	14,979
Restricted cash	14,715	5,205	244	20,164
Accrued interest receivable	74,904	—	—	74,904
Other assets	136	2,270	6,908	9,314
Deferred financing costs
Deferred financing costs	26,028	3,431	346	29,805
Accumulated amortization	(20,095)	(507)	(239)	(20,841)
Total deferred financing costs	5,933	2,924	107	8,964
Intangible assets
Intangible assets	—	7,596	—	7,596
Accumulated amortization	—	(4,345)	—	(4,345)
Total intangible assets	—	3,251	—	3,251
Total assets	$1,633,357	$694,150	$27,688	$2,355,194
Liabilities and Equity
Indebtedness	$1,315,103	$418,900	$21,280	$1,755,283
Accrued interest payable	670	32	3,661	4,363
Accounts payable and accrued expenses	3	8,371	3,290	11,664
Derivative liabilities	20,051	—	—	20,051
Deferred taxes, borrowers’ escrows and other liabilities	—	3,813	2,950	6,763
Total liabilities	1,335,827	431,116	31,181	1,798,124
Equity:
Shareholders’ equity:
Accumulated other comprehensive income (loss)	(20,788)	—	—	(20,788)
RAIT investment	114,207	71,024	743	185,974
Retained earnings (deficit)	204,111	(16,729)	(4,236)	183,146
Total shareholders’ equity	297,530	54,295	(3,493)	348,332
Noncontroling Interests	—	208,738	—	208,738
Total liabilities and equity	$1,633,357	$694,150	$27,688	$2,355,194

The assets of the VIEs can only be used to settle obligations of the VIEs and are not available to our creditors. Certain amounts included in the table above are eliminated upon consolidation with our other subsidiaries that maintain investments in the debt or equity securities issued by these entities. We do not have any contractual obligation to provide the VIEs listed above with any

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2015

(Dollars in thousands, except share and per share amounts)

financial support. We have not and do not intend to provide financial support to these VIEs that we were not previously contractually required to provide.

NOTE 10: Deconsolidation Of Taberna VIE’s

On December 19, 2014, our subsidiary, TCM, completed the assignment, or the T8 Assignment, and delegation, or the T9 Delegation, of TCM’s rights and responsibilities as collateral manager under the collateral management agreements for T8 and T9, respectively, to an unaffiliated party. As a result of the T8 Assignment and T9 Delegation, we recorded a gain of $4,549, net of $1,821 severance and other costs in our accompanying consolidated statements of operations. T8 and T9 are two securitizations previously consolidated by us. In addition as a result of the T8 Assignment and the T9 Delegation, we determined that T8 and T9 no longer satisfied the requirements to remain variable interest entities consolidated by us, and we deconsolidated T8 and T9. All assets deconsolidated and related liabilities were removed from our consolidated balance sheet on the date of deconsolidation and we recorded a loss on deconsolidation of $215,804 in our accompanying consolidated statements of operations.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2015

(Dollars in thousands, except share and per share amounts)

	For the Years Ended December 31
	2014	2013
Revenue:
Investment interest income	$39,551	$48,937
Investment interest expense	(16,765)	(18,805)
Net interest margin	22,786	30,132
Fee and other income	980	1,363
Total revenue	23,766	31,495
Expenses:
Compensation expense	1,736	1,672
General and administrative expense	1,440	1,601
Depreciation and amortization expense	136	137
Total expenses	3,312	3,410
Operating income	20,454	28,085
Other income (expense)	(21,500)	—
Gains (losses) on assets	(7,712)	(90)
Gains (losses) on deconsolidation of VIEs	(215,804)	—
Net gain on sale of collateral management contracts	4,549	—
Change in fair value of financial instruments	(106,593)	(322,301)
Income (loss) before taxes	(326,606)	(294,306)
Income tax benefit (provision)	(496)	(714)
Net income (loss) allocable to common shares	$(327,102)	$(295,020)

NOTE 11: Series D Preferred Shares

On October 1, 2012, we entered into a Securities Purchase Agreement, or the purchase agreement, with ARS VI Investor I, LLC, or the investor, an affiliate of Almanac Realty Investors, LLC, or Almanac. Under the purchase agreement, we were required to issue and sell to the investor on a private placement basis from time to time in a period up to two years, and the investor was obligated to purchase from us, for an aggregate purchase price of $100,000, or the total commitment, the following securities, in the aggregate: (i) 4,000,000 of our Series D Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share, or the Series D preferred shares, (ii) common share purchase warrants, or the warrants, initially exercisable for 9,931,000 of our common shares, or the common shares, and (iii) common share appreciation rights, or the investor SARs, initially with respect to up to 6,735,667 common shares. We are not obligated to issue any common shares upon exercise of the warrants if the issuance of such common shares would exceed that number of common shares which we may issue upon exercise of the warrants without requiring shareholder approval under the NYSE listing requirements. We will pay cash or issue a 180 day unsecured promissory note, or a combination of the foregoing, equal to the market value of any common shares we cannot issue as a result of this prohibition. The investor SARs are settled only in cash and not in common shares. These securities are issuable on a pro rata basis based on the percentage of the total commitment drawn down at the relevant closing under the purchase agreement. We used the proceeds received under the purchase agreement to fund our loan origination and investment activities, including CMBS and bridge lending.

We are subject to covenants under the purchase agreement when the investor and its permitted transferees hold specified amounts of the securities issuable under the purchase agreement. These covenants include defined leverage limits on defined financing assets. In addition, commencing on the first draw down and for so long as the investor and its affiliates which are permitted transferees continue to own at least 10% of the outstanding Series D preferred shares or warrants and common shares issued upon exercise of the warrants representing at least 5% of the aggregate amount of common shares issuable upon exercise of the warrants actually issued, the board will include one person designated by the investor. This right is held only by the investor and is not transferable by it. The investor designated Andrew M. Silberstein to serve on our board. The covenants also include our agreement not to declare any extraordinary dividend except as otherwise required for us to continue to satisfy the requirements for qualification and taxation as a REIT. An extraordinary dividend is defined as any dividend or other distribution (a) on common shares other than regular quarterly dividends on the common shares or (b) on our preferred shares other than in respect of dividends accrued in accordance with the terms expressly applicable to the preferred shares.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2015

(Dollars in thousands, except share and per share amounts)

As of December 31, 2015, the following RAIT securities have been issued pursuant to the purchase agreement, in the aggregate: (i) 4,000,000 Series D preferred shares; (ii) warrants exercisable for 9,931,000 common shares (which have subsequently adjusted to 11,014,048 shares as of the date of the filing of this report); and (iii) investor SARs exercisable with respect to 6,735,667 common shares (which have subsequently adjusted to 7,470,241 shares as of the date of the filing of this report). The number of common shares underlying the warrants and investor SARs and relevant exercise price are subject to further adjustment in defined circumstances. At December 31, 2015, the aggregate purchase price paid for the securities issued was $100,000.

The Series D preferred shares initially bore a cash coupon rate of 7.5%, which increased to 8.5% on October 1, 2015 and will increase again on October 1, 2018 and each anniversary thereafter by 50 basis points. They rank on parity with our existing outstanding preferred shares. Their liquidation preference is equal to $26.25 per share to October 1, 2017 and $25.00 per share thereafter. In defined circumstances, the Series D preferred shares are exchangeable for Series E Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share, or the Series E preferred shares. The rights and preferences of the Series E preferred shares will be similar to those of the Series D preferred shares except, among other differences, the Series E preferred shares will be mandatorily redeemable upon a change of control, will have no put right, will not have the right to designate one trustee to the board except in the event of a payment default under the Series E preferred shares and have defined registration rights.

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

In September 2015, we amended the purchase agreement with Almanac related to the Series D preferred shares. This amendment changed two of the covenants therein. As consideration for this amendment, we paid Almanac $450. We accounted for this amendment as a modification of the Series D preferred shares.

The warrants had an initial strike price of $6.00 per common share, subject to adjustment. As of the filing of this report, the strike price has adjusted to $5.41. The warrants expire on October 1, 2027. The investor has rights to put the warrants to us at a price of $1.23 per warrant beginning on October 1, 2017, or in defined circumstances, increasing to $1.60 on October 1, 2018 and further increasing to $1.99 on October 1, 2019 and thereafter. From and after the earlier of (i) October 1, 2017 or (ii) the occurrence of a defined mandatory redemption triggering event on the Series D preferred shares, the holders of warrants may put their warrants to us for a put redemption price equal to $1.23 per common share until October 1, 2018 and increasing to set amounts at set intervals thereafter. The put redemption price must be paid in cash or (except in the event of a put for certain of the mandatory redemption triggering events) by a three year unsecured promissory note, or a combination of the foregoing.

The investor SARs have a strike price of $6.00, subject to adjustment. As of the filing of this report, the strike price has adjusted to $5.41. The investor SARs are exercisable until October 1, 2027. From and after the earlier of October 1, 2017 or in defined circumstances, the investor SARs may be put to us for $1.23 per investor SAR prior to October 1, 2018, increasing to $1.60 on October 1, 2018 and further increasing to $1.99 on October 1, 2019 and thereafter. The investor SARs are callable at our option beginning on October 1, 2014 at a price of $5.00 per investor SAR, increasing to set amounts at set intervals thereafter. We may settle the call in cash or by way of a one year unsecured promissory note, or with a combination of the foregoing. From and after the earlier of (i) October 1, 2017 or (ii) the occurrence of a defined mandatory redemption triggering event on the Series D preferred shares, the holders of investor SARs may put their investor SARs to us for a put redemption price equal to $1.23 per common share prior to October 1, 2018 and increasing to set amounts at set intervals thereafter. We may settle the exercise of the put in cash or, in the event of certain defined mandatory redemption triggering events, by way of a three year unsecured promissory note, or a combination of the foregoing.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2015

(Dollars in thousands, except share and per share amounts)

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

The warrants and investor SARs were both determined to be classified as liabilities and had a combined fair value of $26,200, as of December 31, 2015. The warrants contain a put feature which can only be settled by paying cash or issuing a note (i.e. transferring assets). This put feature is a distinguishing characteristic for liability classification. The investor SARs, according to their terms, can only be settled in cash or the issuance of a note payable to the investor. This requirement for cash settlement is also a distinguishing characteristic for liability classification. As a result, the initial fair value of the warrants and investor SARs are recorded as a liability and re-measured at each reporting period until the warrants and investor SARs are settled. Changes in fair value will be recorded in earnings as a component of the change in fair value of financial instruments in the consolidated statement of operations.

During the period from the effective date of the purchase agreement through December 31, 2015, we sold the following securities to the investor for an aggregate purchase price of $100.0 million: (i) 4,000,000 Series D preferred shares, (ii) warrants exercisable for 9,931,000 common shares (which have subsequently adjusted to 11,014,048 shares as of the date of filing this report); and (iii) investor SARs exercisable with respect to 6,735,667 common shares (which have subsequently adjusted to 7,470,241 shares as of the date of filing this report). The following table summarizes the sales activity of the Series D preferred shares from the effective date of the agreement through December 31, 2015:

Aggregate purchase price		$100,000
Initial value of warrants and investor SARs issued to-date	(21,805)
Costs incurred	(6,834)
Total discount		(28,639)
Discount amortization to-date		14,034
Carrying amount of Series D Preferred Shares		$85,395

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

As of December 31, 2015

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

At Market Issuance Sales Agreements (ATM)

On June 13, 2014, we entered into an At Market Issuance Sales Agreement, or the 2014 Preferred ATM agreement, with MLV & Co. LLC, or MLV, providing that, from time to time during the term of the 2014 Preferred ATM agreement, on the terms and subject to the conditions set forth therein, we may issue and sell through MLV, up to $150,000 aggregate amount of preferred shares. With respect to each series of preferred shares, the maximum amount issuable is as follows: 4,000,000 Series A Preferred Shares, 1,000,000 Series B Preferred Shares, and 1,000,000 Series C Preferred Shares. Unless the 2014 Preferred ATM agreement is earlier terminated by MLV or us, the 2014 Preferred ATM agreement automatically terminates upon the issuance and sale of all of the Series A Preferred Shares, Series B Preferred Shares, and Series C Preferred Shares subject to the 2014 Preferred ATM agreement. During the period from the effective date of the 2014 Preferred ATM agreement through December 31, 2015, pursuant to the 2014 Preferred ATM agreement, we issued a total of 1,236,796 Series A Preferred Shares at a weighted-average price of $23.57 per share and received $28,332 of net proceeds. We also issued a total of 52,504 Series B Preferred Shares at a weighted-average price of $23.65  per share and received $1,203 of net proceeds and 325 Series C Preferred Shares at a weighted-average price of $22.90 and received $7 of net proceeds. As of December 31, 2015, 2,763,204, 947,496, and 999,675 Series A Preferred Shares, Series B Preferred Shares, and Series C Preferred Shares, respectively, remain available for issuance under the 2014 Preferred ATM agreement.

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

On May 21, 2012, we entered into an At Market Issuance Sales Agreement, or the 2012 Preferred ATM agreement, with MLV & Co. LLC, or MLV, providing that, from time to time during the term of the 2012 Preferred ATM agreement, on the terms and subject to the conditions set forth therein, we may issue and sell through MLV, up to 2,000,000 Series A Preferred Shares, up to 2,000,000 Series B Preferred Shares, and up to 2,000,000 Series C Preferred Shares. Unless the 2012 Preferred ATM agreement is earlier terminated by MLV or us, the 2012 Preferred ATM agreement automatically terminates upon the issuance and sale of all of the Series A Preferred Shares, Series B Preferred Shares, and Series C Preferred Shares subject to the 2012 Preferred ATM agreement. During the year ended December 31, 2013, pursuant to the 2012 Preferred ATM agreement we issued a total of 945,000 Series A Preferred Shares at a weighted-average price of $23.92 per share and received $21,829 of net proceeds. We did not issue any Series B Preferred Shares or Series C Preferred Shares during the year ended December 31, 2013. On January 10, 2014, we agreed with MLV to terminate the 2012 Preferred ATM agreement. We did not incur any termination penalties as a result of the termination of the 2012 Preferred ATM agreement. As of the termination date, pursuant to the 2012 Preferred ATM agreement, we had sold 1,309,288 Series A Preferred Shares and 690,712 Series A Preferred Shares remained unsold, we had sold 30,165 Series B Preferred Shares and 1,969,835 Series B Preferred Shares remained unsold and we had sold 40,100 Series C Preferred Shares and 1,959,900 Series C Preferred Shares remained unsold.

Common Shares

Share Issuances:

Dividend reinvestment and share purchase plan (DRSPP). We have a dividend reinvestment and share purchase plan, or DRSPP, under which we registered and reserved for issuance, in the aggregate, 10,500,000 common shares. During the year ended December 31, 2015, we issued a total of 8,817 common shares pursuant to the DRSPP at a weighted-average price of $5.92 per share and received $51 of net proceeds. As of December 31, 2015, 7,761,722 common shares, in the aggregate, remain available for issuance under the DRSPP.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2015

(Dollars in thousands, except share and per share amounts)

Capital on Demand™ Sales Agreement (COD). On November 21, 2012, we entered into a Capital on Demand™ Sales Agreement, or the COD sales agreement, with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we may issue and sell up to 10,000,000 of our common shares from time to time through JonesTrading acting as agent and/or principal, subject to the terms and conditions of the COD sales agreement. Unless the COD sales agreement is earlier terminated by JonesTrading or us, the COD sales agreement automatically terminates upon the issuance and sale of all of the common shares subject to the COD sales agreement. During the period from the effective date of the COD sales agreement through December 31, 2015, we issued a total of 2,081,081 common shares pursuant to this agreement at a weighted-average price of $7.96 per share and received $16,139 of net proceeds. As of December 31, 2015, 7,918,919 common shares, in the aggregate, remain available for issuance under the COD sales agreement.

Common share public offerings. In August 2015, we issued 8,000,000 common shares in an underwritten public offering. The public offering price was $5.40 per share and we received $42,440 of proceeds.

In January 2014, we issued 10,000,000 common shares in an underwritten public offering. The public offering price was $8.52 per share and, after transaction costs, we received $82,570 of proceeds.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2015

(Dollars in thousands, except share and per share amounts)

Dividends

The following tables summarize the dividends we declared or paid during the years ended December 31, 2015 and 2014:

	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	For the Year Ended December 31, 2015
Series A Preferred Shares
Date declared	2/10/15	5/20/15	7/28/15	11/4/15
Record date	3/2/15	6/1/15	9/1/15	12/1/15
Date paid	3/31/15	6/30/15	9/30/15	12/31/15
Total dividend amount	$2,313	$2,569	$2,570	$2,570	$10,022
Series B Preferred Shares
Date declared	2/10/15	5/20/15	7/28/15	11/4/15
Record date	3/2/15	6/1/15	9/1/15	12/1/15
Date paid	3/31/15	6/30/15	9/30/15	12/31/15
Total dividend amount	$1,198	$1,215	$1,225	$1,225	$4,863
Series C Preferred Shares
Date declared	2/10/15	5/20/15	7/28/15	11/4/15
Record date	3/2/15	6/1/15	9/1/15	12/1/15
Date paid	3/31/15	6/30/15	9/30/15	12/31/15
Total dividend amount	$910	$910	$910	$910	$3,640
Series D Preferred Shares
Date declared	2/10/15	5/20/15	7/28/15	11/4/15
Record date	3/2/15	6/1/15	9/1/15	12/1/15
Date paid	3/31/15	6/30/15	9/30/15	12/31/15
Total dividend amount	$1,875	$1,875	$1,875	$2,125	$7,750
Common shares
Date declared	3/16/15	6/22/15	9/17/15	12/7/15
Record date	4/10/15	7/10/15	10/9/15	1/8/16
Date paid	4/30/15	7/31/15	10/30/15	1/29/16
Dividend per share	$0.18	$0.18	$0.18	$0.09	$0.63
Total dividend declared	$14,777	$14,775	$16,276	$8,170	$53,998

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2015

(Dollars in thousands, except share and per share amounts)

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

On February 16, 2016, our board of trustees declared a first quarter 2016 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares and $0.5546875 per share on our 8.875% Series C Preferred Shares, and $0.5312500 per share on our Series D Preferred Shares. The dividends will be paid on March 31, 2016 to holders of record on March 1, 2016.

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive loss by component for the year ended December 31, 2015:

	Interest Rate Hedges	Available- For-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance as of December 31, 2014	$(20,788)	$—	$—	$(20,788)
Other comprehensive income (loss) before reclassifications	(293)	—	—	(293)
Amounts reclassified from accumulated other comprehensive income (loss)	16,382	—	—	16,382
Net current period other comprehensive income	16,089	—	—	16,089
Balance as of December 31, 2015	$(4,699)	$—	$—	$(4,699)

Noncontrolling Interests

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2015

(Dollars in thousands, except share and per share amounts)

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

On January 29, 2014, IRT completed an underwritten public offering selling 8,050,000 shares of IRT common stock for $8.30 per share raising net proceeds of $62,718. We purchased 1,204,819 shares of common stock in the offering, at the public offering price, for which no underwriting discounts and commissions were paid to the underwriters. On July 21, 2014, IRT completed an underwritten public offering selling 8,050,000 shares of IRT common stock for $9.50 per share raising net proceeds of $72,002. We purchased 300,000 shares of common stock in the offering, at the public offering price, for which no underwriting discounts and commissions were paid to the underwriters. On November 25, 2014, IRT completed an underwritten public offering selling 6,000,000 shares of IRT common stock for $9.60 per share raising estimated net proceeds of $54,648. As of December 31, 2015 and 2014, we held 7,269,719 shares of IRT common stock representing 15.5% and 22.9%, respectively, of the outstanding shares of IRT common stock.

On September 17, 2015, IRT also issued 1,925,419 IROP units in connection with the TSRE acquisition.

As of December 31, 2015, we continue to consolidate IRT, as it is a VIE and we are the primary beneficiary, in our financial results. See Note 9 for additional disclosures pertaining to VIEs.

NOTE 13: SHARE-BASED COMPENSATION AND EMPLOYEE BENEFITS

We maintain the RAIT Financial Trust 2012 Incentive Award Plan, or the 2012 Incentive Award Plan. The maximum aggregate number of common shares that may be issued pursuant to the Incentive Award Plan is 4,000,000. As of December 31, 2015, 1,971,751 common shares are available for issuance under this plan.

On March 31, 2015, the compensation committee adopted a 2015 Annual Incentive Compensation Plan, or the annual cash bonus plan, and made awards to three of our executive officers, or the eligible officers, setting forth the basis on which 2015 target cash bonus awards are earned. In addition, the compensation committee adopted a 2015 Long Term Incentive Plan, or the LTIP, and made awards to the eligible officers setting forth the basis on which the eligible officers could earn equity compensation for the years 2015 through 2018. Pursuant to the LTIP, each eligible officer was granted an initial long term equity award, consisting of both a performance share unit award for a three year performance period and an annual restricted share award vesting over a four year period. Three components of the performance share unit award have market conditions and had grant date fair values of $3.35, $3.26 and $2.17 per share. Both the annual cash bonus plan and the LTIP were adopted pursuant to our 2012 Incentive Award Plan. From the date of adoption through December 31, 2015, we recorded $366 of compensation expense related to the LTIP.

The total compensation awarded under our new short term annual cash bonus plan is at-risk and tied to pre-determined performance criteria. For 2015, 75% of the target cash bonus awards is payable based on the following objective performance goals and weightings; cash available for distribution per share of 35%, adjusted book value per share of 20% and return on equity at 20%. The amounts are earned based on our annual performance relative to threshold, target and maximum performance goals for these objective measures, with 50% of target incentive opportunity payable based on threshold performance achieved, 100% based on target performance achieved and 150% based on maximum performance achieved. The remaining 25% of the target cash bonus award is based on the achievement of various individual performance criteria that may be earned based on individual performance factors deemed relevant by the compensation committee.

The LTIP is an equity program whereby long-term performance awards are granted each year and earned based on our performance over a three year period. Compensation awarded under the LTIP is based on predefined performance for 75% of the award. Performance measures and weighting for the performance component of the 2015-2017 awards are based on the following objective performance measures relating to the total shareholder return (stock price appreciation plus aggregate dividends or TSR);

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2015

(Dollars in thousands, except share and per share amounts)

TSR as compared to a peer group of public companies over the same period at 40%, TSR as compared to the TSR for the NAREIT Mortgage Index at 20%, company’s absolute TSR at 20%, and strategic objective at 20%. The remaining 25% of the compensation award is time-based vesting over three years.

On February 23, 2016, the compensation committee awarded 168,776 common share awards, valued at $400 using our closing stock price of $2.37, to the board’s non-management trustees. These awards vested immediately. On February, 22, 2016, the compensation committee awarded 367,000 restricted common share awards, valued at $873 using our closing stock price of $2.38, to our non-executive officer employees. These awards generally vest over a three-year period.

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

On January 29, 2014, the compensation committee awarded 42,217 common share awards, valued at $350 using our closing stock price of $8.29, to the board’s non-management trustees. These awards vested immediately. On January 29, 2014, the compensation committee awarded 293,700 restricted common share awards, valued at $2,435 using our closing stock price of $8.29, to our executive officers and non-executive officer employees. These awards generally vest over a three-year period.

On July 30, 2013, the compensation committee awarded 6,578 restricted common share awards, valued at $50 using our closing stock price of $7.60, to one of the board’s non-management trustees. Three quarters of this award vested immediately and the remainder vested three months after the award date.

On January 29, 2013, the compensation committee awarded 43,536 restricted common share awards, valued at $300 using our closing stock price of $6.89, to six of the board’s non-management trustees. One quarter of these awards vested immediately and the remainder vested over a nine-month period. On January 29, 2013, the compensation committee awarded 369,500 restricted common share awards, valued at $2,577 using our closing stock price of $6.89, to our executive officers and non-executive officer employees. These awards generally vest over a three-year period.

During the years ended December 31, 2015, 2014, and 2013 there were no phantom units redeemed for common shares. There were no phantom units forfeited during the years ended December 31, 2015, 2014 and 2013. As of December 31, 2015 and December 31, 2014, there were no phantom units outstanding and as of December 31, 2013 there were 195,943 phantom units outstanding. As of December 31, 2015 and 2014, there was no deferred compensation cost relating to unvested awards and there was no remaining vesting period.

On February, 22, 2016, the compensation committee awarded 895,000 SARs, valued at $206 based on a Black-Scholes option pricing model at the date of grant, to our non-executive officer employees.  The SARs vest over a three-year period and may be exercised between the date of vesting and February 22, 2021, the expiration date of the SARs.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2015

(Dollars in thousands, except share and per share amounts)

A summary of the SARs activity of the Incentive Award Plan is presented below.

	2015		2014		2013
	SARs	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price
Outstanding, January 1,	2,780,242	$6.92	2,689,458	$6.18	2,185,750	$5.68
Granted	1,177,500	7.23	895,100	8.29	1,127,500	6.89
Expired	(106,500)	6.17	—	—	—	—
Exercised	(61,667)	6.30	(711,750)	5.74	(363,334)	5.68
Forfeited	(168,875)	7.53	(92,566)	7.67	(260,458)	5.74
Outstanding, December 31,	3,620,700	$7.01	2,780,242	$6.92	2,689,458	$6.18
SARs exercisable at December 31,	1,649,643	6.52	647,958	6.30	333,667

As of December 31, 2015, our closing common stock price was $2.70, which was less than the exercise prices of all of the SARs. Therefore, the total intrinsic value of SARs outstanding and exercisable at December 31, 2015 was $0. As of December 31, 2015, the unrecognized compensation cost relating to unvested SARs was $1,005.

Our assumptions used in computing the fair value of the SARs at the dates of their respective awards, using the Black-Scholes Option Pricing Model, were as follows:

	For the Years Ended December 31
	2015	2014	2013
Stock Price	$7.23	$8.29	$6.89
Strike Price	$7.23	$8.29	$6.89
Risk-free interest rate	1.2%	1.5%	0.9%
Dividend yield	10.0%	7.7%	5.8%
Volatility	32%	31%	30%
Expected term	3.5 years	5.0 years	5.0 years

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

The following table summarizes information about the SARs outstanding and exercisable as of December 31, 2015:

	SARs Outstanding		SARs Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Remaining Contractual Life
$5.68—8.29	3,620,700	2.7 years	1,649,643	1.7 years

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2015

(Dollars in thousands, except share and per share amounts)

A summary of the restricted common share awards as of December 31, 2015, 2014, and 2013 of the Incentive Award Plan is presented below.

	2015		2014		2013
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance, January 1,	455,917	$7.67	365,667	$6.89	—	$—
Granted	386,905	7.23	335,917	8.29	420,364	6.90
Vested	(234,197)	7.46	(165,634)	7.25	(50,114)	6.98
Forfeited	(49,042)	7.54	(80,033)	7.60	(4,583)	6.89
Balance, December 31,	559,583	$7.41	455,917	$7.67	365,667	$6.89

As of December 31, 2015, the unrecognized compensation cost relating to unvested restricted common share awards was $2,122. The estimated fair value of restricted common share awards vested during 2015 was $1,688.

Stock Options

We have granted to our officers, trustees and employees options to acquire common shares. The vesting period is determined by the compensation committee and the option term is generally ten years after the date of grant. No options were granted during the year years ended December 31, 2015.  As of December 31, 2015 and 2014, there were no options outstanding.  As of December 31, 2013 there were 5,749 options outstanding.

During the years ended December 31, 2015, 2014 and 2013, we recorded compensation expense of $4,466, $4,407 and $3,441, respectively, associated with our share based compensation.

Independence Realty Trust, Inc.

On February 12, 2016, the compensation committee of IRT awarded 210,000 shares of IRT restricted common stock, valued at $1,306 using IRT’s closing stock price of $6.22, to persons affiliated with IRT’s advisor, including their executive officers. These awards generally vest over three-year periods.

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

Employee Benefits

401(k) Profit Sharing Plan

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2015

(Dollars in thousands, except share and per share amounts)

We maintain a 401(k) profit sharing plan, or the RAIT 401(k) Plan, for the benefit of our eligible employees. The RAIT 401(k) Plan offers eligible employees the opportunity to make long-term investments on a regular basis through salary contributions, which are supplemented by our matching cash contributions and potential profit sharing payments. We provide a cash match of the employee contributions up to 4% of employee compensation, which is capped at limits set by the Internal Revenue Service, or IRS, and may pay an additional 2% of eligible compensation as discretionary cash profit sharing payments. Any matching contribution made by us pursuant to the RAIT 401(k) Plan vests 33% per year of service.

During the years ended December 31, 2015, 2014 and 2013, we recorded $548, $551 and $435 of contributions which is included in compensation expense on the accompanying consolidated statements of operations. During the years ended December 31, 2015, 2014, and 2013, we did not make any discretionary cash profit sharing contributions.

NOTE 14: EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three years ended December 31, 2015:

	For the Years Ended December 31
	2015	2014	2013
Net income (loss)	$63,493	$(289,975)	$(285,364)
(Income) loss allocated to preferred shares	(32,830)	(28,993)	(22,616)
(Income) loss allocated to noncontrolling interests	(23,505)	464	(28)
Net income (loss) allocable to common shares	$7,158	$(318,504)	$(308,008)
Weighted-average shares outstanding—Basic	85,524,073	81,328,129	67,814,316
Dilutive securities under the treasury stock method	933,798	—	—
Weighted-average shares outstanding—Diluted	86,457,871	81,328,129	67,814,316
Earnings (loss) per share—Basic:
Earnings (loss) per share—Basic	$0.08	$(3.92)	$(4.54)
Earnings (loss) per share—Diluted:
Earnings (loss) per share—Diluted	$0.08	$(3.92)	$(4.54)

For the years ended December 31, 2015, 2014 and 2013, convertible senior notes, unvested restricted common share awards, warrants and investor SARs, SARs and stock options issued to employees convertible into 21,807,918, 31,816,146 and 18,026,169, common shares, respectively, were excluded from the earnings (loss) per share computations because their effect would have been anti-dilutive.

NOTE 15: INCOME TAXES

RAIT, Taberna and IRT have elected to be taxed as REITs under Sections 856 through 860 of the Internal Revenue Code. To maintain qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to shareholders. We generally will not be subject to U.S. federal income tax on taxable income that is distributed to our shareholders. If RAIT, Taberna, or IRT fails to qualify as a REIT in any taxable year, we will then be subject to U.S. federal income taxes on our taxable income at regular corporate rates, and we will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants relief under certain statutory provisions. Such an event could materially adversely affect our net income and cash available for dividends to shareholders. However, we believe that each of RAIT, Taberna and IRT will be organized and operated in such a manner as to qualify for treatment as a REIT, and intend to operate in the foreseeable future in a manner so that each will qualify as a REIT. We may be subject to certain state and local taxes.  For the year ended December 31, 2015, 21% of dividends were characterized as ordinary income, 53% as total capital gain distribution and 26% were characterized as return of capital. For the year ended December 31, 2014, 2% of dividends were characterized as ordinary income and 98% were characterized as return of capital.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2015

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

The components of the provision for income taxes as it relates to our taxable income from domestic TRSs during the years ended December 31, 2015, 2014 and 2013 includes the effects of our performance of a portion of TRS services in a foreign jurisdiction that does not incur income taxes.

Certain TRS entities are domiciled in the Cayman Islands and, accordingly, taxable income generated by these entities may not be subject to local income taxation, but generally will be included in our income on a current basis as SubPart F income, whether or not distributed. Upon distribution of any previously included SubPart F income by these entities, no incremental U.S. federal, state, or local income taxes would be payable by us. Accordingly, no provision for income taxes has been recorded for these foreign TRS entities for the years ended December 31, 2015, 2014 and 2013.

The components of the income tax benefit (provision) as it relates to our taxable income (loss) from domestic and foreign TRSs during the years ended December 31, 2015, 2014 and 2013 were as follows:

	For the Year Ended December 31, 2015
	Federal	State and Local	Foreign	Total
Current benefit (provision)	$(268)	$(46)	$—	$(314)
Deferred benefit (provision)	(2,110)	(374)	—	(2,484)
Income tax benefit (provision)	$(2,378)	$(420)	$—	$(2,798)

	For the Year Ended December 31, 2014
	Federal	State and Local	Foreign	Total
Current benefit (provision)	$(110)	$(69)	$—	$(179)
Deferred benefit (provision)	2,438	(112)	—	2,326
Income tax benefit (provision)	$2,328	$(181)	$—	$2,147

	For the Year Ended December 31, 2013
	Federal	State and Local	Foreign	Total
Current benefit (provision)	$(245)	$(157)	$—	$(402)
Deferred benefit (provision)	2,319	1,016	—	3,335
Income tax benefit (provision)	$2,074	$859	$—	$2,933

A reconciliation of the income tax benefit (provision) based upon the statutory tax rates to the effective rates of our taxable REIT subsidiaries is as follows for the years ended December 31, 2015, 2014 and 2013:

	For the Years Ended December 31
	2015	2014	2013
Federal statutory rate	$(1,718)	$3,171	$(3,417)
State statutory, net of federal benefit	(404)	(157)	577
Change in valuation allowance	(55)	986	5,890
Permanent items	(41)	(82)	(34)
Penalties associated with SEC settlement	—	(1,750)	—
Provision to return adjustments	(580)	(21)	(59)
Other	—	—	(24)
Income tax benefit (provision)	$(2,798)	$2,147	$2,933

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2015

(Dollars in thousands, except share and per share amounts)

Significant components of our deferred tax assets (liabilities), at our TRSs, are as follows as of December 31, 2015 and 2014:

Deferred tax assets (liabilities):	As of December 31, 2015	As of December 31, 2014
Net operating losses, at TRSs	$14,432	$15,295
Capital losses	18,604	$—
Unrealized losses	—	10,731
Other	1,056	1,738
Total deferred tax assets	34,092	27,764
Valuation allowance	(27,431)	(17,233)
Net deferred tax assets	$6,661	$10,531
Identified intangibles	(3,838)	(6,511)
Advances	(517)	—
Accrued interest	—	(1,432)
Other	(217)	(175)
Deferred tax (liabilities)	(4,572)	(8,118)
Net deferred tax assets (liabilities)	$2,089	$2,413

As of December 31, 2015, we had $28,103 of federal net operating losses, $28,126 of state net operating losses, $0 foreign net operating losses and $51,111 of capital losses. The federal net operating losses will begin to expire in 2028, the state net operating losses will begin to expire in 2017. We have concluded that it is not more likely than not that $12,931 of federal net operating losses and $19,855 of state net operating losses, and $51,111 of capital losses will be utilized during their respective carry forward periods and, as such, we have established a valuation allowance against these deferred tax assets.

The accounting guidance for income taxes clarifies the accounting for uncertainty in income taxes, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also provides rules on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no uncertain tax positions for the years ending December 31, 2015, 2014, 2013 and 2012. Income tax returns are filed in multiple jurisdictions and are subject to examination by taxing authorities. We have open tax years from 2012 through 2014 with various jurisdictions. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2015

(Dollars in thousands, except share and per share amounts)

NOTE 17: SUPPLEMENTAL DISCLOSURE TO STATEMENT OF CASH FLOWS

The following are supplemental disclosures to the statements of cash flows for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Cash paid for interest	$80,748	$67,960	$32,662
Cash paid (refunds received) for taxes	500	262	(595)
Non-cash increase in investments in real estate, intangible assets and other liabilities from conversion of loans	159,214	74,530	51,974
Non-cash increase in non-controlling interests from property acquisition	123,855	11,961	1,618
Non-cash increase (decrease) in indebtedness from conversion to shares or debt extinguishments	(4,018)	(2,421)	(7,131)
Non-cash increase in indebtedness from the assumption of debt from property acquisitions	204,308	289,292	—
Non-cash increase in other assets from business combination	—	3,052	8,778
Non-cash increase in intangible assets from business combination	—	—	19,050
Non-cash increase in indebtedness from business combination	—	—	2,500
Non-cash increase in accounts payable and accrued expenses from business combination	—	—	4,848
Non-cash increase in deferred taxes, borrowers’ escrows and other liabilities from business combination	—	—	8,502
Non-cash decrease in investment in mortgages and loans from deconsolidation of VIEs	—	(43,312)	—
Non-cash decrease in investment in securities and security- related receivables from deconsolidation of VIEs	—	(496,587)	—
Non-cash decrease in restricted cash from deconsolidation of VIEs	—	(4,109)	—
Non-cash decrease in accrued interest receivable from deconsolidation of VIEs	—	(5,296)	—
Non-cash decrease in other assets from deconsolidation of VIEs	—	(1,160)	—
Non-cash decrease in indebtedness from deconsolidation of VIEs	—	(274,787)	—
Non-cash decrease in accrued interest payable from deconsolidation of VIEs	—	(23,273)	—
Non-cash decrease in accounts payable and accrued expenses from deconsolidation of VIEs	—	(74)	—
Non-cash decrease in derivative liabilities from deconsolidation of VIEs	—	(52,624)	—
Non-cash decrease in shareholders’ equity from deconsolidation of VIEs	—	(199,706)	—

Also, during the year ended December 31, 2015, we deconsolidated two real estate properties which resulted in a non-cash decrease of $45,650 to investments in real estate, a non-cash increase of $4,791 to investment in commercial mortgage loans, mezzanine loans and preferred equity interests, and a non-cash decrease of $47,888 to indebtedness.

Also, during the year ended December 31, 2015, we sold one real estate property whose purchase price was financed by an existing RAIT loan on the property that was assumed by the buyer. This resulted in a non-cash decrease of $15,848 to investments in real estate and a non-cash increase of $18,000 to investment in commercial mortgage loans, mezzanine loans and preferred equity interests

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2015

(Dollars in thousands, except share and per share amounts)

NOTE 18: QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes our quarterly financial data which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our results of operations:

	For the Three-Month Periods Ended
	March 31	June 30	September 30	December 31
2015:
Total revenue	$75,202	$79,474	$74,962	$94,344
Change in fair value of financial instruments	4,490	8,356	620	(1,828)
Net income (loss)	266	26,441	24,826	11,960
Net income (loss) allocable to common shares	(7,097)	18,956	(6,532)	1,831
Total earnings (loss) per share—Basic (a)	$(0.09)	$0.23	$(0.07)	$0.02
Total earnings (loss) per share—Diluted (a)	$(0.09)	$0.22	$(0.07)	$0.02
2014:
Total revenue	$67,305	$73,248	$75,285	$73,832
Change in fair value of financial instruments	(24,139)	(25,071)	(10,223)	(39,319)
Net income (loss)	(7,423)	(19,010)	(16,462)	(247,080)
Net income (loss) allocable to common shares	(14,587)	(25,650)	(23,266)	(255,001)
Total earnings (loss) per share—Basic (a)	$(0.18)	$(0.31)	$(0.28)	$(3.11)
Total earnings (loss) per share—Diluted (a)	$(0.18)	$(0.31)	$(0.28)	$(3.11)

(a)	The summation of quarterly per share amounts may not equal the full year amounts.

NOTE 19: SEGMENT REPORTING

As a group, our executive officers act as the Chief Operating Decision Maker, or CODM. The CODM reviews operating results of our reportable segments to make decisions about investments and resources and to assess performance for each of these reportable segments. We conduct our business through the following reportable segments:

•

Our real estate lending, owning and managing segment concentrates on lending, owning and managing commercial real estate assets throughout the United States. The form of our investment may range from first mortgage loans to equity ownership of a commercial real estate property. We manage our investments in-house through our asset management and property management professionals.

•

Our IRT segment concentrates on the ownership of apartment properties in opportunistic markets throughout the United States. As of December 31, 2015, IRT owns properties totaling $1.4 billion in gross real estate investments, before accumulated depreciation.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2015

(Dollars in thousands, except share and per share amounts)

The following tables present segment reporting:

	Real Estate Lending Owning and Management	IRT	Taberna	Eliminations (a)	Consolidated
Year Ended December 31, 2015:
Net interest margin	$70,147	$—	$—	$(965)	$69,182
Property income	124,155	109,576	—	—	233,731
Fee and other income	41,874	—	—	(20,805)	21,069
Provision for loan losses	(8,300)	—	—	—	(8,300)
Depreciation and amortization expense	(45,774)	(28,094)	—	—	(73,868)
Operating income	(3,689)	(13,371)	—	—	(17,060)
Change in fair value of financial instruments	11,638	—	—	—	11,638
Income tax benefit (provision)	(2,798)	—	—	—	(2,798)
Net income (loss)	38,571	30,156	—	(5,234)	63,493
Year Ended December 31, 2014:
Net interest margin	$100,197	$—	$22,786	$(19,874)	$103,109
Property income	113,110	49,171	—	—	162,281
Fee and other income	32,166	—	980	(8,866)	24,280
Provision for loan losses	(5,500)	—	—	—	(5,500)
Depreciation and amortization expense	(44,128)	(12,520)	(136)	—	(56,784)
Operating income	22,745	45	20,454	(1,012)	42,232
Change in fair value of financial instruments	7,841	—	(106,593)	—	(98,752)
Income tax benefit (provision)	2,643	—	(496)	—	2,147
Net income (loss)	40,396	2,944	(327,102)	(6,213)	(289,975)
Year Ended December 31, 2013:
Net interest margin	$99,197	$—	$30,132	$(25,477)	$103,852
Property income	94,281	19,943	—	—	114,224
Fee and other income	30,864	—	1,363	(3,428)	28,799
Provision for loan losses	(3,000)	—	—	—	(3,000)
Depreciation and amortization expense	(31,543)	(4,413)	(137)	—	(36,093)
Operating income	36,874	1,274	28,085	(1,330)	64,903
Change in fair value of financial instruments	(22,125)	—	(322,301)	—	(344,426)
Income tax benefit (provision)	3,647	—	(714)	—	2,933
Net income (loss)	13,320	1,274	(295,020)	(4,938)	(285,364)
Balance Sheet—December 31, 2015:
Investment in mortgages and loans	$1,644,561	$—	$—	$(38,075)	$1,606,486
Investments in real estate, net of accumulated depreciation	986,942	1,332,377	—	—	2,319,319
Investments in securities and security-related receivables, at fair value	—	—	—	—	—
Total assets	3,093,393	1,392,414	—	(38,511)	4,447,296
Balance Sheet—December 31, 2014:
Investment in mortgages and loans	$1,421,293	$—	$—	$(38,075)	$1,383,218
Investments in real estate, net of accumulated depreciation	1,006,235	665,736	—	—	1,671,971
Investments in securities and security-related receivables, at fair value	17,573	—	13,839	—	31,412
Total assets	2,843,377	694,150	14,459	(38,511)	3,513,475

(a)	The transactions that occur between the reportable segments include advisory and property management services, as well as, providing commercial mortgage loans on our owned real estate.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2015

(Dollars in thousands, except share and per share amounts)

We have no single customer that accounts for 10% or more of revenue.

NOTE 20: OTHER DISCLOSURES

Commitments and Contingencies

Unfunded Loan Commitments

Certain of our commercial mortgage loans contain provisions whereby we are required to advance additional funds to our borrowers for capital improvements. As of December 31, 2015, our incremental loan commitments were $31,023, which will be funded from either cash or restricted cash held on deposit.

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

On September 16, 2014, TCM, our subsidiary, reached an agreement in principle with the staff of the Securities and Exchange Commission, or the SEC, to resolve a non-public investigation initiated by SEC staff. Consistent with this agreement in principle, the SEC accepted an offer of settlement submitted by TCM and entered an order (administrative proceeding file no. 3-16776), or the order, on September 2, 2015. TCM consented to the entry of the order without admitting or denying the findings therein. The order, among other things, required TCM to pay disgorgement of $13.0 million, prejudgment interest of $2.0 million and a civil penalty of $6.5 million, aggregating to payments of $21.5 million. We took a charge of $21.5 million relating to this settlement in 2014. In connection with TCM’s offer of settlement, RAIT Financial Trust provided a written commitment, or the commitment, to the SEC which became effective the date of the order. The commitment provided, among other things, that RAIT would ensure the payment by TCM of the $21.5 million of payments referenced above, which payments were made September 3, 2015.

On November 23, 2015, a shareholders’ derivative action, or the action, captioned Lobins v. Brown, et al., was filed in the Court of Common Pleas of Philadelphia County, or the court, (Civil Case No. 151103347) naming RAIT, as nominal defendant, and certain of our current and former executive officers and trustees as defendants, or the individual defendants. The complaint in the action alleges that the individual defendants breached their fiduciary duties in connection with certain restructuring fees paid to TCM. These restructuring fees were the subject of the investigation by the staff of the SEC, the settlement of which is discussed in the preceding paragraph. RAIT and the individual defendants have denied and continue to deny each and all of the allegations made in the action.

On March 4, 2016, the court issued an order preliminarily approving a proposed settlement of the action. The proposed settlement consists of the adoption by RAIT of additions to its Trust Governance Guidelines and the creation of a Board-level Risk Management Committee. The action is not a “class action” and no individual shareholder has the right to receive any direct recovery from the proposed settlement. The proposed settlement, if finally approved by the court, will fully and finally resolve the issues raised in the action. The court has scheduled a hearing on June 7, 2016, at which the court will consider: (i) whether to approve the proposed settlement as fair, reasonable, adequate and in the best interests of RAIT and its shareholders; (ii) whether to dismiss the action and whether the releases set forth in the related Stipulation and Agreement of Settlement should be made full and final; (iii) whether the notice provided to RAIT shareholders conformed with court rules and due process; and (iv) whether the court should approve plaintiff’s counsel’s request for attorneys’ fees and reimbursement of expenses in an aggregate amount no greater than $250,000, as well as such other matters as may properly come before the Court. At this juncture, we cannot guarantee that this approval will be

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2015

(Dollars in thousands, except share and per share amounts)

forthcoming. Similarly, we cannot guarantee what the exact terms of any such final settlement or other resolution of this matter will be.

Lease Obligations

We lease office space in Philadelphia, New York City, and other locations. The annual minimum rent due pursuant to the leases for each of the next five years and thereafter is estimated to be as follows as of December 31, 2015:

2016	$1,798
2017	1,561
2018	1,857
2019	1,618
2020	1,474
Thereafter	23,793
Total	$32,101

Rent expense was $2,817, $2,439 and $2,045 for the years ended December 31, 2015, 2014, and 2013, respectively, and has been included in general and administrative expense or property operating expenses in the accompanying consolidated statements of operations.

RAIT Financial Trust

Schedule II

Valuation and Qualifying Accounts

For the Three Years Ended December 31, 2015

(Dollars in thousands)

	Allowance for Losses
	Balance, Beginning of Period	Additions	Deductions	Balance, End of Period
For the year ended December 31, 2015	$9,218	$8,300	$(421)	$17,097
For the year ended December 31, 2014	$22,955	$5,500	$(19,237)	$9,218
For the year ended December 31, 2013	$30,400	$3,000	$(10,445)	$22,955

RAIT Financial Trust

Schedule III

Real Estate and Accumulated Depreciation

As of December 31, 2015

(Dollars in thousands)

			Initial Cost		Cost of Improvements, net of Retirements		Gross Carrying Amount
Property Name	Description	Location	Land	Building	Land	Building	Land (1)	Building (1)	Accumulated Depreciation- Building	Encumbrances (Unpaid Principal)	Year of Acquisition	Life of Depreciation
Willow Grove	Land	Willow Grove, PA	$307	$—	$—	$—	$307	$—	$—	$—	2001	N/A
Cherry Hill	Land	Cherry Hill, NJ	307	—	—	—	307	—	—	—	2001	N/A
Reuss	Office	Milwaukee, WI	4,090	38,771	—	20,312	4,090	59,083	(21,231)	(35,692)(2)	2004	30
McDowell	Office	Scottsdale, AZ	9,809	55,580	—	8,417	9,809	63,997	(15,801)	(84,609)(2)	2007	30
Crestmont (18)	Multi-Family	Marietta, GA	3,254	13,017	—	507	3,254	13,524	(2,884)	(6,522)(20)	2008	40
Copper Mill (18)	Multi-Family	Austin, TX	3,472	13,888	—	763	3,472	14,651	(3,186)	(7,101)(20)	2008	40
Cumberland (18)	Multi-Family	Smyrna, GA	3,100	13,114	—	710	3,100	13,824	(3,007)	(6,667)(20)	2008	40
Heritage Trace (18)	Multi-Family	Newport News, VA	2,673	10,691	—	747	2,673	11,438	(2,515)	(5,314)(20)	2008	40
Mandalay Bay	Multi-Family	Austin, TX	5,462	21,848	—	760	5,462	22,608	(6,122)	(27,417)(6)	2008	30
Oyster Point	Multi-Family	Newport News, VA	3,967	15,868	—	907	3,967	16,775	(4,544)	(17,133)(8)	2008	30
Tuscany Bay	Multi-Family	Orlando, FL	7,124	28,496	—	1,465	7,124	29,961	(8,098)	(29,721)(9)	2008	30
Corey Landings	Land	St. Pete Beach, FL	21,595	—	—	5,024	21,595	5,024	—	—	2009	N/A
Sharpstown Mall	Retail	Houston, TX	6,737	26,948	—	9,172	6,737	36,120	(8,747)	(52,962)(2)	2009	30
Belle Creek Apartments (18)	Multi-Family	Henderson, CO	1,890	7,562	—	552	1,890	8,114	(1,635)	(10,575)(2)	2009	40
Tierra Bella	Multi-Family	Las Vegas, NV	2,184	8,737	—	153	2,184	8,890	(2,046)	(11,800)(2)	2009	30
Regency Meadows	Multi-Family	Las Vegas, NV	1,875	7,499	—	440	1,875	7,939	(1,919)	(10,282)(2)	2009	30
Executive Center	Office	Milwaukee, WI	1,531	6,324	—	3,816	1,531	10,140	(2,560)	(11,750)(2)	2009	30
Ashford Place	Multi-Family	Tampa, FL	4,273	17,092	—	4,668	4,273	21,760	(5,631)	(24,750)(2)	2009	30
Desert Wind	Multi-Family	Phoenix, AZ	2,520	10,080	—	530	2,520	10,610	(2,419)	(12,635)(10)	2009	30
Eagle Ridge	Multi-Family	Colton, CA	3,198	12,792	—	650	3,198	13,442	(3,162)	(16,994)(11)	2009	30

Emerald Bay	Multi-Family	Las Vegas, NV	6,500	26,000	—	1,149	6,500	27,149	(6,215)	(27,947)(12)	2009	30
Grand Terrace	Multi-Family	Colton, CA	4,619	18,477	—	740	4,619	19,217	(4,398)	(23,848)(13)	2009	30
Las Vistas	Multi-Family	Phoenix, AZ	2,440	9,760	—	824	2,440	10,584	(2,477)	(12,575)(14)	2009	30
Penny Lane	Multi-Family	Mesa, AZ	1,540	6,160	—	570	1,540	6,730	(1,610)	(9,828)(15)	2009	30
Sandal Ridge	Multi-Family	Mesa, AZ	1,980	7,920	—	948	1,980	8,868	(2,164)	(11,852)(16)	2009	30
Inlet Square Mall	Retail	Myrtle Beach, SC	—	2,500	—	9,484	—	11,984	(2,983)	(30,175)(2)	2009	30
Tresa at Arrowhead (18)	Multi-Family	Phoenix, AZ	7,080	28,320	—	891	7,080	29,211	(5,085)	(27,500)(2)	2009	40
Mineral Business Center	Office	Denver, CO	1,940	7,019	—	793	1,940	7,812	(1,837)	(11,300)(2)	2009	30
1501 Yamato Road	Office	Boca Raton, FL	8,200	32,800	—	5,503	8,200	38,303	(8,780)	(54,451)(7)	2009	30
Executive Mews - Willow Grove	Office	Willow Grove, PA	2,280	9,120	—	1,159	2,280	10,279	(2,210)	(11,246)(2)	2010	30
Executive Mews - Cherry Hill	Office	Cherry Hill, NJ	1,980	7,920	—	2,299	1,980	10,219	(2,599)	(9,886)(5)	2010	30
Ventura	Multi-Family	Gainesville, FL	1,913	7,650	—	742	1,913	8,392	(1,904)	(9,137)(17)	2010	30
Lexington/Trails at Northpointe	Multi-Family	Jackson, MS	4,522	18,086	—	1,687	4,522	19,773	(4,232)	(26,085)(2)	2010	30
Silversmith	Multi-Family	Jacksonville, FL	1,048	4,191	—	795	1,048	4,986	(1,268)	(9,441)(2)	2010	30
Tiffany Square	Office	Colorado Springs, CO	3,396	9,600	—	2,994	3,396	12,594	(2,835)	(16,895)(2)	2010	30
Four Resource Square	Office	Charlotte, NC	4,060	16,240	—	836	4,060	17,076	(2,941)	(23,000)(2)	2011	30
Ellington Apartments	Multi-Family	Miami Gardens, FL	5,420	21,886	—	3,784	5,420	25,670	(3,994)	(34,301)(2)	2011	30
Augusta Apartments	Multi-Family	Las Vegas, NV	6,180	24,720	—	529	6,180	25,249	(3,908)	(35,000)(2)	2011	30
South Plaza	Retail	Nashville, TN	4,480	17,920	—	933	4,480	18,853	(2,940)	(24,350)(2)	2011	30
Treasure Island Resort	Land	Daytona Beach, FL	6,230	—	—	1,334	6,230	1,334	—	(11,077)(2)	2011	N/A
Sunny Shores Resort	Land	Daytona Beach, FL	3,379	—	—	43	3,379	43	—	(4,323)(2)	2011	N/A
MGS Gift Shop	Land	Daytona Beach, FL	409	—	—	16	409	16	—	(520)(2)	2011	N/A
Saxony Inn	Land	Daytona Beach, FL	1,465	—	—	5	1,465	5	—	(2,594)(2)	2011	N/A
Beachcomber Beach Resort	Land	Daytona Beach, FL	10,300	—	—	35	10,300	35	—	(12,649)(2)	2011	N/A
UBS Tower	Office	St. Paul, MN	3,660	7,926	—	7,740	3,660	15,666	(3,483)	(18,500)(2)	2012	30
May’s Crossing	Retail	Round Rock, TX	1,820	6,357	—	248	1,820	6,605	(924)	(8,600)(2)	2012	30

Runaway Bay (19)	Multi-Family	Indianapolis, IN	3,079	12,318	—	489	3,079	12,807	(1,117)	(9,837)(20)	2012	40

			Initial Cost		Cost of Improvements, net of Retirements		Gross Carrying Amount
Property Name	Description	Location	Land	Building	Land	Building	Land (1)	Building (1)	Accumulated Depreciation- Building	Encumbrances (Unpaid Principal)	Year of Acquisition	Life of Depreciation
South Terrace	Multi-Family	Durham, NC	4,210	32,434	—	1,062	4,210	33,496	(2,884)	(33,431)(2)	2013	30
River Park West	Multi-Family	Houston, TX	6,000	23,572	—	263	6,000	23,835	(1,966)	(19,500)(20)	2013	30
Berkshire (19)	Multi-Family	Indianapolis, IN	2,650	10,320	—	452	2,650	10,772	(647)	(8,612)(20)	2013	40
Crossings (19)	Multi-Family	Jackson, MS	4,600	17,948	—	541	4,600	18,489	(1,013)	(15,313)(20)	2013	40
Rutherford	Office	Woodlawn, MD	719	9,223	—	1,451	719	10,674	(1,103)	(5,555)(2)	2014	30
Coles Crossing	Multi-Family	Cypress, TX	8,380	38,855	—	545	8,380	39,400	(2,588)	(41,356)(3)	2014	30
Reserve at Eagle Ridge (19)	Multi-Family	Waukegan, IL	5,800	22,743	—	270	5,800	23,013	(1,128)	(18,850)(20)	2014	40
Windrush (19)	Multi-Family	Edmond, OK	1,677	7,464	—	149	1,677	7,613	(364)	(5,808)(20)	2014	40
Heritage Park (19)	Multi-Family	Oklahoma City, OK	4,233	12,232	—	402	4,233	12,634	(621)	(10,454)(20)	2014	40
Raindance (19)	Multi-Family	Oklahoma City, OK	3,502	10,051	—	410	3,502	10,461	(521)	(8,655)(20)	2014	40
Augusta (Oklahoma) (19)	Multi-Family	Oklahoma City, OK	1,296	9,930	—	250	1,296	10,180	(492)	(7,083)(20)	2014	40
Invitational (19)	Multi-Family	Oklahoma City, OK	1,924	16,852	—	380	1,924	17,232	(833)	(11,882)(20)	2014	40
Kings Landing (19)	Multi-Family	Creve Coeur, MO	2,513	29,873	—	106	2,513	29,979	(1,316)	(21,200)(20)	2014	40
Union Medical	Office	Colorado Springs, CO	2,448	23,433	—	2,904	2,448	26,337	(1,850)	(26,085)(2)	2014	30
Carrington (19)	Multi-Family	Little Rock, AR	1,715	19,526	—	333	1,715	19,859	(827)	(14,235)(20)	2014	40
Arbors (19)	Multi-Family	Ridgeland, MS	4,050	15,946	—	559	4,050	16,505	(692)	(13,150)(20)	2014	40
Walnut Hill (19)	Multi-Family	Cordova, TN	2,230	25,251	—	420	2,230	25,671	(888)	(18,650)(20)	2014	40
Lenox Place (19)	Multi-Family	Raleigh, NC	3,480	20,482	—	275	3,480	20,757	(679)	(15,991)(20)	2014	40
Stonebridge Crossing (19)	Multi-Family	Memphis, TN	3,100	26,223	—	419	3,100	26,642	(854)	(19,370)(20)	2014	40
Oakland Square	Retail	Troy, MI	6,031	15,836	—	477	6,031	16,313	(797)	(16,570)(20)	2014	30
Oakland Plaza	Retail	Troy, MI	5,353	19,381	—	654	5,353	20,035	(914)	(18,430)(20)	2014	30
100 East Lancaster Avenue	Office	Downingtown, PA	1,441	5,418	—	212	1,441	5,630	(243)	(5,450)(2)	2014	30
Bennington Pond (19)	Multi-Family	Groveport, OH	2,400	14,828	—	245	2,400	15,073	(420)	(11,375)(20)	2014	40
Prospect Park (19)	Multi-Family	Louisville, KY	2,837	11,193	—	67	2,837	11,260	(285)	(9,230)(20)	2014	40
Brookside (19)	Multi-Family	Louisville, KY	3,947	16,503	—	368	3,947	16,871	(423)	(13,455)(20)	2014	40
Jamestown (19)	Multi-Family	Louisville, KY	7,033	27,730	—	399	7,033	28,129	(716)	(22,880)(20)	2014	40
Meadows (19)	Multi-Family	Louisville, KY	6,857	30,030	—	757	6,857	30,787	(767)	(24,245)(20)	2014	40
Oxmoor (19)	Multi-Family	Louisville, KY	7,411	47,095	—	375	7,411	47,470	(1,193)	(35,815)(20)	2014	40
Stonebridge at the Ranch (19)	Multi-Family	Little Rock, AR	3,315	27,954	—	88	3,315	28,042	(703)	(20,527)(20)	2014	40
Iron Rock Ranch (19)	Multi-Family	Austin, TX	5,861	28,911	—	254	5,861	29,165	(743)	(22,900)(20)	2014	40
Bayview Club (19)	Multi-Family	Indianapolis, IN	2,525	22,506	—	336	2,525	22,842	(343)	—	2015	40
Arbors River Oaks (19)	Multi-Family	Memphis, TN	2,100	19,045	—	63	2,100	19,108	(119)	—	2015	40
Aston (19)	Multi-Family	Wake Forest, NC	3,450	34,333	—	3	3,450	34,336	(215)	—	2015	40

Avenues at Craig Ranch (19)	Multi-Family	McKinneuy, TX	5,500	42,054	—	13	5,500	42,067	(263)	—	2015	40
Bridge Pointe (19)	Multi-Family	Huntsville, AL	1,500	14,306	—	14	1,500	14,320	(90)	—	2015	40
Creekstone at RTP (19)	Multi-Family	Durham, NC	5,376	32,727	—	10	5,376	32,737	(205)	(23,250)(20)	2015	40
Fountains Southend (19)	Multi-Family	Charlotte, NC	4,368	37,254	—	4	4,368	37,258	(233)	(23,750)(20)	2015	40
Fox Trails (19)	Multi-Family	Plano, TX	5,700	21,944	—	23	5,700	21,967	(137)	—	2015	40
Lakeshore on the Hill (19)	Multi-Family	Chattanooga, TN	925	10,212	—	19	925	10,231	(64)	—	2015	40
Millenia 700 (19)	Multi-Family	Orlando, FL	5,500	41,752	—	21	5,500	41,773	(261)	(29,175)(20)	2015	40
Miller Creek at German Town (19)	Multi-Family	Memphis, TN	3,300	53,504	—	14	3,300	53,518	(335)	—	2015	40
Pointe at Canyon Ridge (19)	Multi-Family	Atlanta, GA	11,100	36,995	—	76	11,100	37,071	(231)	—	2015	40
St James at Goose Creek (19)	Multi-Family	Goose Creek, SC	3,780	27,695	—	109	3,780	27,804	(176)	—	2015	40
Talison Row at Daniel Island (19)	Multi-Family	Daniel Island, SC	5,480	41,409	—	26	5,480	41,435	(259)	(33,635)(20)	2015	40
The Aventine Greenville (19)	Multi-Family	Greenville, SC	4,150	43,905	—	1	4,150	43,906	(274)	(30,600)(20)	2015	40
Trails at Signal Mountain (19)	Multi-Family	Chattanooga, TN	1,200	12,895	—	21	1,200	12,916	(81)	—	2015	40
Vue at Knoll Trail (19)	Multi-Family	Dallas, TX	3,100	6,077	—	7	3,100	6,084	(38)	—	2015	40
Waterstone at Brier Creek (19)	Multi-Family	Raleigh, NC	4,200	34,651	—	10	4,200	34,661	(217)	(20,425)(20)	2015	40
Waterstone Big Creek (19)	Multi-Family	Alpharetta, GA	7,600	61,971	—	7	7,600	61,978	(387)	—	2015	40
Westmont Commons (19)	Multi-Family	Asheville, NC	2,750	25,225	—	20	2,750	25,245	(158)	—	2015	40
Adams Aircraft	Industrial	Englewood, CO	566	3,906	—	—	566	3,906	(27)	(7,329)(4)	2015	30
South Midco	Industrial	Witchita, KS	415	3,714	—	5	415	3,719	(29)	(7,243)(4)	2015	30
East Glendale	Industrial	Sparks, NV	460	1,007	—	3	460	1,010	(7)	(1,931)(4)	2015	30
Perry Avenue	Industrial	Attleboro, MA	2,011	28,763	—	24	2,011	28,787	(38)	(9,433)(4)	2015	30
Interstate Drive	Industrial	West Springfield, MA	787	4,486	—	10	787	4,496	(51)	(12,244)(4)	2015	30
Hunt Valley Circle	Industrial	New Kensington, PA	1,119	9,210	—	5	1,119	9,215	(41)	(10,692)(4)	2015	30
Kirby Circle	Industrial	Palm Bay, FL	719	18,930	—	—	719	18,930	(45)	(16,813)(4)	2015	30
Rex Boulevard	Industrial	Auburn Hills, MI	1,393	6,310	—	211	1,393	6,521	(68)	(14,460)(4)	2015	30
Square Drive	Industrial	Marysville, OH	544	4,342	—	37	544	4,379	(23)	(5,604)(4)	2015	30
Fondorf Drive	Industrial	Columbus, OH	403	5,521	—	35	403	5,556	(30)	(7,674)(4)	2015	30
Erieview Tower	Office	Cleveland, OH	17,385	40,287	—	4,191	17,385	44,478	—	(66,819)(2)	2015	30

			$415,707	$1,975,370	$—	$126,568	$415,707	$2,101,938	$(198,326)	$(1,685,975)

(1)	The aggregate cost basis for federal income tax purposes of our investments in real estate approximates the carrying amount at December 31, 2015.
(2)	These encumbrances are held by our consolidated securitizations, RAIT I and RAIT II
(3)	Of these encumbrances, $25,830 is held by third parties and $15,526 is held by RAIT I.
(4)	Of these encumbrances, $82,423 is held by third parties and $11,000 is held by RAIT I.
(5)	Of these encumbrances, $8,302 is held by third parties and $1,584 is held by RAIT.
(6)	Of these encumbrances, $15,500 is held by third parties and $11,917 is held by RAIT II.
(7)	Of these encumbrances, $21,951 is held by third parties and $32,500 is held by RAIT I.
(8)	Of these encumbrances, $5,191 is held by third parties and $11,942 is held by RAIT II.
(9)	Of these encumbrances, $9,143 is held by third parties and $20,578 is held by RAIT II.
(10)	Of these encumbrances, $3,912 is held by third parties and $8,723 is held by RAIT II.
(11)	Of these encumbrances, $5,294 is held by third parties and $11,700 is held by RAIT II.
(12)	Of these encumbrances, $8,647 is held by third parties and $19,300 is held by RAIT II.
(13)	Of these encumbrances, $7,448 is held by third parties and $16,400 is held by RAIT II.
(14)	Of these encumbrances, $3,963 is held by third parties and $8,612 is held by RAIT II.
(15)	Of these encumbrances, $3,003 is held by third parties and $6,825 is held by RAIT II.
(16)	Of these encumbrances, $3,533 is held by third parties and $8,319 is held by RAIT II.
(17)	Of these encumbrances, $2,837 is held by third parties and $6,300 is held by RAIT II.
(18)	During 2012 and 2011, these properties were acquired by our subsidiary, Independence Realty Trust, Inc.
(19)	These properties were acquired in the year of acquisition, as noted in the table above, by our subsidiary, Independence Realty Trust, Inc.
(20)	These encumbrances are held entirely by third parties.

Investments in Real Estate	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014
Balance, beginning of period	$1,840,451	$1,131,931
Additions during period:
Acquisitions	854,901	697,015
Improvements to land and building	26,137	18,841
Deductions during period:
Dispositions and deconsolidations of real estate	(203,844)	(7,336)
Balance, end of period:	$2,517,645	$1,840,451

Accumulated Depreciation	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014
Balance, beginning of period	$168,480	$127,745
Depreciation expense	55,149	41,724
Dispositions and deconsolidations of real estate	(25,303)	(989)
Balance, end of period:	$198,326	$168,480

RAIT Financial Trust

Schedule IV

Mortgage Loans on Real Estate

As of December 31, 2015

(Dollars in thousands)

(1) Summary of Commercial Mortgage Loans, Mezzanine Loans and Preferred Equity Interests

		Interest Rate			Maturity Date			Principal
Description of mortgages	Number of Loans	Lowest		Highest	Earliest		Latest	Lowest	Highest	Carrying Amount of Mortgages (a) (d)
Commercial mortgages
Multi-family	29	4.5%		8.0%	5/1/2016		11/1/2025	3,700	34,350	349,465
Office	47	4.4%		8.0%	3/1/2016		1/2/2029	268	27,040	466,102
Retail	32	4.6%		7.5%	4/1/2016		1/1/2026	2,566	74,800	439,762
Other	16	5.0%		7.5%	10/1/2016		11/30/2021	2,225	24,500	170,950
Subtotal	124							8,759	160,690	1,426,279
Mezzanine Loans
Multi-family	23	5.0%		14.5%	3/11/2016	(e)	1/1/2025	22	12,339	47,861
Office	26	5.1%		12.5%	2/1/2016		5/1/2025	384	23,990	108,297
Retail	5	0.5%	(b)	12.5%	6/1/2016		5/8/2018	159	7,790	10,196
Other	3	5.9%		12.5%	1/11/2016		12/1/2017	600	1,383	2,984
Subtotal	57							1,165	45,502	169,338
Preferred equity interests
Multi-family	4	6.0%		11.9%	2/11/2016		8/18/2025	884	7,948	20,991
Office	2	0.0%	(c)	0.0%	1/11/2017		3/11/2017	3,650	4,296	7,945
Retail	1	12.0%		12.0%	9/30/2016		9/30/2016	1,300	1,300	1,300
Subtotal	7							5,834	13,544	30,236

Total commercial mortgages, mezzanine loans and preferred equity interests	188							15,758	219,736	1,625,853

(a)	The tax basis of the commercial mortgage loans, mezzanine loans and preferred equity interests approximates the carrying amount.
(b)	Relates to a $7.8 million commercial real estate loan that was restructured in 2011 to reduce the interest rate from 10.25% to 0.5%.
(c)

Relates to a $3.7 million preferred equity interest and a $4.4 million preferred equity interest where there is no contractual interest; however, we receive returns based on the performance of the underlying real estate property.

(d)	Reconciliation of carrying amount of commercial mortgage loans, mezzanine loans and preferred equity interests:

	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014
Balance, beginning of period	$1,393,132	$1,123,177
Additions during period:
Investments in loans	1,012,310	951,084
Accretion of discount	1,316	5,744
Deductions during period:
Collections of principal	(291,228)	(164,040)
Sales of conduit loans	(424,979)	(409,667)
Conversion of loans to real estate and charge-offs	(64,698)	(62,607)
Deconsolidation of Taberna VIII and IX CDOs	—	(50,559)
Balance, end of period:	$1,625,853	$1,393,132

(e)	Does not include the maturity dates of three loans which were 90 or more days past due which had contractual maturity dates prior to December 31, 2015.

(a)	Summary of Commercial Mortgage Loanss, Mezzanine Loans and Preferred Equity Interests by Geographic Location:

		Interest Rate			Principal
Location by State	Number of Loans	Lowest		Highest	Lowest	Highest	Total Carrying Amount of Mortgages
Texas	35	4.7%		14.5%	$22	$34,350	$280,458
Florida	20	4.6%		12.0%	159	27,040	207,356
Various	4	0.5%	(a)	12.5%	963	74,800	161,553
California	21	0.0%	(b)	7.8%	1,480	24,100	190,692
Ohio	8	5.3%	\	6.5%	559	20,000	77,658
Pennsylvania	6	5.0%		12.5%	586	15,500	46,560
Colorado	6	4.5%		12.0%	833	33,700	72,392
New York	8	5.5%		11.0%	1,000	10,500	45,725
Wisconsin	14	5.2%		12.5%	248	13,000	36,796
Maryland	3	5.2%		6.3%	4,040	24,500	37,490
North Carolina	2	5.2%		5.3%	12,600	23,850	36,450
Georgia	11	5.2%		12.5%	383	30,804	85,853
Illinois	5	4.9%		6.8%	5,400	13,000	51,900
Alabama	4	5.0%		6.3%	6,739	13,600	37,539
Minnesota	1	4.4%		5.5%	3,995	16,000	19,995
Massachusetts	2	5.3%		7.2%	12,850	18,500	31,231
Tennessee	3	5.8%		7.0%	4,400	7,250	17,809
New Jersey	2	5.5%		11.0%	4,000	10,625	14,625
Arizona	5	5.0%		12.1%	100	11,750	20,180
Indiana	5	5.5%		12.5%	357	5,000	8,861
Iowa	2	6.5%		6.5%	1,600	8,150	9,750
Connecticut	2	12.0%		12.0%	554	4,000	8,302
Oklahoma	3	5.2%		10.0%	4,953	7,860	18,413
Michigan	1	5.5%		5.5%	6,800	6,800	6,800
Virginia	5	4.8%		12.5%	395	17,250	36,595
Montana	1	6.0%		6.0%	6,300	6,300	6,300
Mississippi	1	12.5%		12.5%	820	820	820
South Carolina	1	5.2%		5.2%	9,000	9,000	9,000
Missouri	1	9.1%		9.1%	2,600	2,600	2,600
Kentucky	1	12.5%		12.5%	238	238	238
Delaware	1	12.5%		12.5%	661	661	661
New Mexico	1	6.0%		6.0%	4,550	4,550	4,550
Nevada	2	5.7%		6.0%	8,400	26,000	34,400
Oregon	1	4.7%		4.7%	6,300	6,300	6,300

	188	0.0%		14.5%	$22	$74,800	$1,625,853

(a)	Relates to a $7.8 million commercial real estate loan that was restructured in 2011 to reduce the interest rate from 10.25% to 0.5%.
(b)

Relates to a $3.7 million preferred equity interest and a $4.4 million preferred equity interest where there is no contractual interest; however, we receive returns based on the performance of the underlying real estate property.

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

Under the supervision of our chief executive officer and chief financial officer and with the participation of our disclosure committee, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our chief executive officer and chief financial officer determined that and that our disclosure controls and procedures are effective at the reasonable assurance level.    In making this determination, our chief executive officer and chief financial officer determined that a previously disclosed material weakness in internal controls over financial reporting that existed as of December 31, 2014 had been remediated as of December 31, 2015.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management believes that, as of December 31, 2015, our internal control over financial reporting is effective.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report is included as part of Item 8 in this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting

The material weakness referenced above related to the lack of sufficient qualified resources to ensure appropriate design and operating effectiveness of our internal controls over financial reporting, specifically our reconciliation controls, management review controls and controls over complex transaction and accounting estimates.  In the course of remediating this material weakness, management enhanced its reconciliation controls, management review controls, and controls over complex transactions and accounting estimates by (i) supplementing its resources, (ii) upgrading its outsourced internal audit function, (iii) designing and documenting additional management review controls, and (iv) providing additional training to effectively perform reconciliation controls, management review controls and controls related to complex transactions and accounting estimates.  Management has completed testing the operating effectiveness of the new controls.  In addition, for the period prior to December 31, 2015, management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992 Framework).  For such assessment made as of December 31, 2015, management used the criteria set forth by COSO in Internal Control-Integrated Framework (2013 Framework).

Except as otherwise stated above, there were no changes in our internal control over financial reporting or in other factors during our last fiscal quarter, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting

Item 9B.	Other Information

The disclosure below is intended to satisfy any obligation of ours to provide disclosure pursuant to clauses (b) and (c) of Item 5.02 “Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of Form 8-K.

Effective March 10, 2016, upon the recommendation of James J. Sebra, chief financial officer and treasurer of RAIT, the Board of Trustees of RAIT, or the board, approved the promotion of Alfred J. Dilmore to serve as RAIT’s chief accounting officer.  Upon Mr. Dilmore’s promotion, he became RAIT’s principal accounting officer and Mr. Sebra ceased to be RAIT’s principal accounting officer.  Mr. Sebra continued to serve as RAIT’s chief financial officer and treasurer and in those capacities continued to serve as RAIT’s principal financial officer. There have been no transactions regarding Mr. Dilmore that are required to be disclosed by RAIT pursuant to Item 404(a) of Regulation S-K.   There was no material plan, contract or arrangement to which Mr. Dilmore is a party or in which he participated that was entered into, or material amendment thereto, in connection with his promotion, or any grant or award to Mr. Dilmore or modification thereto, under any such plan, contract or arrangement in connection with such promotion.

Alfred J. Dilmore, age 34, has served as our chief accounting officer since March 2016 and as our senior managing director-accounting and reporting from June 2015 to March 2016.  Prior to joining RAIT, Mr. Dilmore was a director of accounting policy at the Federal Home Loan Mortgage Corporation, or Freddie Mac, a publicly traded government sponsored enterprise, from 2010 through June 2015. Prior to that, Mr. Dilmore worked at Deloitte & Touche, LLP, a public accounting firm, in advisory and audit roles from 2003 to 2010 serving a variety of large financial institutions.

PART III

Item 10.	Trustees, Executive Officers and Trust Governance

The information required by this item will be set forth in our definitive proxy statement with respect to our 2016 annual meeting of shareholders to be filed on or before April 29, 2016, and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item will be set forth in our definitive proxy statement with respect to our 2016 annual meeting of shareholders, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item will be set forth in our definitive proxy statement with respect to our 2016 annual meeting of shareholders, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Trustee Independence

The information required by this item will be set forth in our definitive proxy statement with respect to our 2016 annual meeting of shareholders, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be set forth in our definitive proxy statement with respect to our 2016 annual meeting of shareholders, and is incorporated herein by reference.

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

March 11, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Capacity With RAIT Financial Trust	Date
By:	/s/ SCOTT F. SCHAEFFER	Chairman of the Board and Chief Executive	March 11, 2016
	Scott F. Schaeffer	Officer (Principal Executive Officer)

By:	/s/ JAMES J. SEBRA	Chief Financial Officer and Treasurer	March 11, 2016
	James J. Sebra	(Principal Financial Officer)

By:	/s/ Alfred J. Dilmore	Chief Accounting Officer	March 11, 2016
	Alfred J. Dilmore	(Principal Accounting Officer)

By:	/s/ ANDREW BATINOVICH	Trustee	March 11, 2016
Andrew Batinovich

By:	/s/ EDWARD S. BROWN	Trustee	March 11, 2016
Edward S. Brown

By:	/s/ FRANK A. FARNESI	Trustee	March 11, 2016
Frank A. Farnesi

By:	/s/ S. KRISTIN KIM	Trustee	March 11, 2016
S. Kristin Kim

By:	/s/ Michael J. Malter	Trustee	March 11, 2016
Michael J. Malter

By:	/s/ JON C. SARKISIAN	Trustee	March 11, 2016
Jon C. Sarkisian

By:	/s/ ANDREW M. SILBERSTEIN	Trustee	March 11, 2016
Andrew M. Silberstein

By:	/s/ MURRAY STEMPEL, III	Trustee	March 11, 2016
Murray Stempel, III

EXHIBIT INDEX

Exhibit Number	Description of Documents

3.1.1	Amended and Restated Declaration of Trust of RAIT Financial Trust (“RAIT”). Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-35077).

3.1.2	Articles of Amendment to Amended and Restated Declaration of Trust of RAIT. Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-53067).

3.1.3	Articles of Amendment to Amended and Restated Declaration of Trust of RAIT. Incorporated by reference to RAIT’s Registration Statement on Form S-2 (Registration No. 333-55518).

3.1.4	Certificate of Correction to the Amended and Restated Declaration of Trust of RAIT. Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended March 31, 2002 (File No. 1-14760).

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

3.1.15	Amendment dated November 30, 2012 to the Series D Articles Supplementary. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 4, 2012 (File No.1-14760).

3.1.16	Articles Supplementary relating to the Series A Preferred Shares. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on June 13, 2014 (File No. 1-14760).

3.2.1	By-laws of RAIT. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 19, 2009 (File No. 1-14760). .

3.2.2	First Amendment to the Bylaws of RAIT. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on April 6, 2015 (File No. 1-14760).

4.1.1	Form of Certificate for Common Shares of Beneficial Interest. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on July 1, 2011 (File No. 1-14760).

Exhibit Number	Description of Documents

4.1.2	Form of Certificate for the Series A Preferred Shares. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 22, 2004 (File No. 1-14760).

4.1.3	Form of Certificate for the Series B Preferred Shares. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 1, 2004 (File No. 1-14760).

4.1.4	Form of Certificate for the Series C Preferred Shares. Incorporated by reference to RAIT’s Form 8-A as filed with the SEC on June 29, 2007 (File No. 1-14760).

4.1.5	Form of Certificate for the Series D Preferred Shares. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 23, 2012 (File No. 1-14760).

4.1.6	Form of Certificate for the Series E Preferred Shares. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 23, 2012 (File No. 1-14760).

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

Exhibit Number	Description of Documents

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

10.8.9

RAIT 2015 Annual Incentive Compensation Plan Form of Target Cash Bonus Award Grant Agreement adopted under the RAIT 2012 Incentive Award Plan (“IAP”). Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended March 31, 2015 (File No. 1-14760).

Exhibit Number	Description of Documents

10.8.10

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

10.11.9

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

Exhibit Number	Description of Documents

10.12.2	Guaranty Agreement, dated as of November 23, 2011, of RAIT in favor of Barclays Bank PLC. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on November 25, 2011 (File No.1-14760).

10.12.3	Notice dated November 28, 2012 from RAIT CMBS Conduit II, LLC to Barclays Bank PLC. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 4, 2012 (File No.1-14760).

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

10.12.6

First Omnibus Amendment dated as of June 30, 2013 to Master Repurchase Agreement dated as of December 27, 2011 and other transaction documents among RAIT CMBS Conduit II, Barclays and RAIT. Incorporated by reference to RAIT’s Form 10-K for the fiscal year ended December 31, 2014 (File No. 1-14760).

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

10.14.5

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

10.14.6

Amendment No. 4, dated as of November 13, 2015 among RAIT CRE Conduit II, LLC (the “Seller”), RAIT Financial Trust (“RAIT”) (as guarantor under the UBS MRA (defined below)) and UBS Real Estates Securities Inc. (“UBS”), as buyer, under the Master Repurchase Agreement dated as of January 24, 2014 among Seller, RAIT and UBS (the “UBS MRA”). Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on November 16, 2015 (File No. 1-14760).

Exhibit Number	Description of Documents

10.14.7

Amendment No. 5 dated as of December 23, 2015 among RAIT CRE Conduit II, LLC (“Seller,” as seller under the UBS MRA (defined below)), RAIT Financial Trust (“RAIT,” as guarantor under the UBS MRA) and UBS Real Estates Securities Inc. (“UBS,” as buyer under the Master Repurchase Agreement dated as of January 24, 2014 among Seller, RAIT and UBS (the “UBS MRA”). Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 23, 2015 (File No. 1-14760).

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

10.16.1

Securities Purchase Agreement dated as of October 1, 2012 by and among RAIT, RAIT Partnership, L.P., Taberna Realty Finance Trust, RAIT Asset Holdings IV, LLC and ARS VI. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 4, 2012 (File No. 1-14760).

10.16.2

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

10.21	Commitment by RAIT Financial Trust effective September 2, 2015. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on September 4, 2015 (File No. 1-14760).

12.1	Statements regarding computation of ratios as of December 31, 2015. Filed herewith.

21.1	List of Subsidiaries. Filed herewith.

23.1	Consent of KPMG LLP. Filed herewith.

31.1	Rule 13a-14(a) Certification by the Chief Executive Officer of RAIT. Filed herewith.

31.2	Rule 13a-14(a) Certification by the Chief Financial Officer of RAIT. Filed herewith.

32.1	Section 1350 Certification by the Chief Executive Officer of RAIT. Filed herewith.

32.2	Section 1350 Certification by the Chief Financial Officer of RAIT. Filed herewith.

Exhibit Number	Description of Documents

99.1	Material U.S. Federal Income Tax Considerations. Filed herewith.

101

Pursuant to Rule 405 of Regulation S-T, the following financial information from RAIT’s Annual Report on Form 10-K for the period ended December 31, 2015 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the three years ended December 31, 2015; (ii) Consolidated Balance Sheets as of December 31, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three years ended December 31, 2015; (iv) Consolidated Statements of Cash Flows for three years ended December 31, 2015; and (v) Notes to Consolidated Financial Statements. Filed herewith.