Form 10-Q
period 2016-03-31
RAIT Financial Trust
filed 2016-05-10
CIK 1045425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 1-14760

RAIT FINANCIAL TRUST

(Exact name of registrant as specified in its charter)

Maryland	23-2919819
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two Logan Square, 100 N. 18th Street, 23rd Floor, Philadelphia, PA	19103
(Address of principal executive offices)	(Zip Code)

(215) 207-2100

(Registrant’s telephone number, including area code)

Cira Centre, 2929 Arch St., 17th Floor, Philadelphia, PA 19104

(Former name, former address and former fiscal year, if changed since last report)

_____________________________________

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

A total of 91,870,571 common shares of beneficial interest, par value $0.03 per share, of the registrant were outstanding as of May 6, 2016.

RAIT FINANCIAL TRUST

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

RAIT Financial Trust

Consolidated Balance Sheets

(Unaudited and dollars in thousands, except share and per share information)

	As of March 31, 2016	As of December 31, 2015
Assets
Investment in mortgages and loans:
Commercial mortgages, mezzanine loans, and preferred equity interests	$1,612,632	$1,623,583
Allowance for loan losses	(18,165)	(17,097)
Total investment in mortgages and loans, net	1,594,467	1,606,486
Investments in real estate, net of accumulated depreciation of $209,421 and $198,326, respectively	2,278,213	2,319,319
Cash and cash equivalents	94,569	125,886
Restricted cash	200,166	213,012
Accrued interest receivable	49,987	47,343
Other assets	73,670	71,207
Intangible assets, net of accumulated amortization of $32,228 and $26,307, respectively	26,698	32,675
Total assets	$4,317,770	$4,415,928
Liabilities and Equity
Indebtedness, net of unamortized discount and deferred financing costs of $56,998 and $61,941, respectively	$3,267,230	$3,328,082
Accrued interest payable	13,160	9,834
Accounts payable and accrued expenses	29,989	39,672
Derivative liabilities	4,181	4,727
Deferred taxes, borrowers’ escrows and other liabilities	203,612	203,477
Total liabilities	3,518,172	3,585,792
Series D cumulative redeemable preferred shares, $0.01 par value per share, 4,000,000 shares authorized, 4,000,000 and 4,000,000 shares issued and outstanding, respectively	87,085	85,395
Equity:
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 25,000,000 shares authorized;
7.75% Series A cumulative redeemable preferred shares, liquidation preference $25.00 per share, 8,069,288 shares authorized, 5,306,084 and 5,306,084 shares issued and outstanding, respectively	53	53
8.375% Series B cumulative redeemable preferred shares, liquidation preference $25.00 per share, 4,300,000 shares authorized, 2,340,969 and 2,340,969 shares issued and outstanding, respectively	23	23
8.875% Series C cumulative redeemable preferred shares, liquidation preference $25.00 per share, 3,600,000 shares authorized, 1,640,425 and 1,640,425 shares issued and outstanding, respectively	17	17
Series E cumulative redeemable preferred shares, $0.01 par value per share, 4,000,000 shares authorized	—	—
Common shares, $0.03 par value per share, 200,000,000 shares authorized, 91,870,571 and 91,586,767 issued and outstanding, respectively, including 770,536 and 742,764 unvested restricted common share awards, respectively	2,756	2,748
Additional paid in capital	2,087,913	2,087,137
Accumulated other comprehensive income (loss)	(2,434)	(4,699)
Retained earnings (deficit)	(1,707,143)	(1,680,751)
Total shareholders’ equity	381,185	404,528
Noncontrolling interests	331,328	340,213
Total equity	712,513	744,741
Total liabilities and equity	$4,317,770	$4,415,928

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Operations

(Unaudited and dollars in thousands, except share and per share information)

	For the Three Months Ended March 31,
	2016	2015
Revenue:
Investment interest income	$25,802	$23,248
Investment interest expense	(7,896)	(6,914)
Net interest margin	17,906	16,334
Property income	68,722	53,274
Fee and other income	2,852	5,594
Total revenue	89,480	75,202
Expenses:
Interest expense	27,006	19,683
Real estate operating expense	30,706	25,277
Compensation expense	7,075	6,108
General and administrative expense	5,063	5,400
Acquisition expense	269	957
Provision for loan losses	1,325	2,000
Depreciation and amortization expense	24,276	19,024
Total expenses	95,720	78,449
Operating (Loss) Income	(6,240)	(3,247)
Interest and other income (expense), net	61	(395)
Gains (losses) on assets	2,258	—
Gain on IRT merger with TSRE	91	—
Gains (losses) on extinguishments of debt	344	—
Asset impairment	(3,922)	—
Change in fair value of financial instruments	(4,088)	4,490
Income (loss) before taxes	(11,496)	848
Income tax benefit (provision)	993	(582)
Net income (loss)	(10,503)	266
(Income) loss allocated to preferred shares	(8,520)	(7,859)
(Income) loss allocated to noncontrolling interests	1,179	496
Net income (loss) allocable to common shares	$(17,844)	$(7,097)
Earnings (loss) per share-Basic:
Earnings (loss) per share-Basic	$(0.20)	$(0.09)
Weighted-average shares outstanding-Basic	91,018,160	82,081,024
Earnings (loss) per share-Diluted:
Earnings (loss) per share-Diluted	$(0.20)	$(0.09)
Weighted average shares outstanding-Diluted	91,018,160	82,081,024

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited and dollars in thousands)

	For the Three Months Ended March 31,
	2016	2015
Net income (loss)	$(10,503)	$266
Other comprehensive income (loss):
Change in fair value of interest rate hedges	(138)	43
Realized (gains) losses on interest rate hedges reclassified to earnings	2,403	4,967
Total other comprehensive income	2,265	5,010
Comprehensive income (loss) before allocation to noncontrolling interests	(8,238)	5,276
Allocation to noncontrolling interests	1,179	496
Comprehensive income (loss)	$(7,059)	$5,772

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statement of Changes in Equity

(Unaudited and dollars in thousands, except share information)

	Preferred Shares— Series A	Par Value Preferred Shares— Series A	Preferred Shares— Series B	Par Value Preferred Shares— Series B	Preferred Shares— Series C	Par Value Preferred Shares— Series C	Common Shares	Par Value Common Shares	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2015	5,306,084	$53	2,340,969	$23	1,640,425	$17	91,586,767	$2,748	$2,087,137	$(4,699)	$(1,680,751)	$404,528	$340,213	$744,741
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(9,324)	(9,324)	(1,179)	(10,503)
Preferred dividends	—	—	—	—	—	—	—	—	—	—	(6,830)	(6,830)	—	(6,830)
Preferred Series D discount amortization	—	—	—	—	—	—	—	—	—	—	(1,690)	(1,690)	—	(1,690)
Common dividends declared	—	—	—	—	—	—	—	—	—	—	(8,548)	(8,548)	—	(8,548)
Other comprehensive income (loss), net	—	—	—	—	—	—	—	—	—	2,265	—	2,265	—	2,265
Share-based compensation	—	—	—	—	—	—	—	—	1,068	—	—	1,068	—	1,068
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	68	68
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	(7,774)	(7,774)
Common shares issued for equity compensation	—	—	—	—	—	—	281,277	8	(292)	—	—	(284)	—	(284)
Common shares issued, net	—	—	—	—	—	—	2,527	—	—	—	—	—	—	—
Balance, March 31, 2016	5,306,084	$53	2,340,969	$23	1,640,425	$17	91,870,571	$2,756	$2,087,913	$(2,434)	$(1,707,143)	$381,185	$331,328	$712,513

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Cash Flows

(Unaudited and dollars in thousands)

	For the Three Months Ended March 31,
	2016	2015
Operating activities:
Net income (loss)	$(10,503)	$266
Adjustments to reconcile net income (loss) to cash flow from operating activities:
Provision for loan losses	1,325	2,000
Share-based compensation expense	1,273	1,348
Depreciation and amortization	24,276	19,024
Amortization of deferred financing costs and debt discounts	6,076	4,299
Accretion of discounts on investments	(1,457)	(2,452)
Amortization of above/below market leases	(424)	(134)
(Gains) losses on assets	(2,258)	—
(Gains) losses on extinguishment of debt	(344)	—
(Gains) on IRT merger with TSRE	(91)	—
Asset impairment	3,922	—
Change in fair value of financial instruments	4,088	(4,490)
Provision (benefit) for deferred taxes	(1,108)	(1,525)
Changes in assets and liabilities:
(Increase) in accrued interest receivable	(2,653)	(1,951)
(Increase) in other assets	(3,701)	(13,112)
Increase in accrued interest payable	3,486	2,620
(Decrease) in accounts payable and accrued expenses	(9,453)	(6,473)
Increase in other liabilities	4,907	5,166
Origination of conduit loans	(8,800)	(128,670)
Sales of conduit loans	—	92,897
Net conduit loans (originated) sold	(8,800)	(35,773)
Cash flows provided by (used in) operating activities	8,561	(31,187)
Investing activities:
Proceeds from sales or repayments of other securities	—	31,241
Origination of loans for investment	(35,591)	(91,359)
Principal repayments on loans	55,052	17,148
Investments in real estate	(7,521)	(4,239)
IRT's acquisition of TSRE, net of cash acquired	91
Proceeds from the disposition of real estate	23,286	—
Decrease in restricted cash	7,265	6,467
Cash flows provided by (used in) investing activities	42,582	(40,742)
Financing activities:
Repayments on secured credit facilities and loans payable on real estate	(74,266)	(19,629)
Proceeds from secured credit facilities, term loans and loans payable on real estate	53,476	22,900
Repayments and repurchase of CDO notes payable and floating rate transactions	(84,065)	(19,855)
Repayments of senior secured notes	(2,000)	(2,000)
Net proceeds related to conduit loan repurchase agreements	4,049	39,723
Net proceeds related to floating rate loan repurchase agreements	21,685	48,600
Proceeds from issuance of venture interests accounted for as indebtedness	24,796	—
Distribution to noncontrolling interests	(7,774)	(4,907)
Issuance of noncontrolling interests	68	—
Payments for deferred costs	(467)	(260)
Preferred share issuance, net of costs incurred	—	(21)
Common share issuance, net of costs incurred	(489)	(652)
Distributions paid to preferred shareholders	(8,955)	(6,296)
Distributions paid to common shareholders	(8,518)	(14,743)
Cash flows (used in) provided by financing activities	(82,460)	42,860
Net change in cash and cash equivalents	(31,317)	(29,069)
Cash and cash equivalents at the beginning of the period	125,886	121,726
Cash and cash equivalents at the end of the period	$94,569	$92,657

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 1: THE COMPANY

RAIT Financial Trust invests in and manages a portfolio of real estate-related assets, including direct ownership of real estate properties, and provides a comprehensive set of debt financing options to the real estate industry. References to “RAIT”, “we”, “us”, and “our” refer to RAIT Financial Trust and its subsidiaries, unless the context otherwise requires. RAIT is a self-managed and self-advised Maryland real estate investment trust, or REIT.

We finance a substantial portion of our investments through borrowing and securitization strategies seeking to match the maturities and terms of our financings with the maturities and terms of those investments, and to mitigate interest rate risk through derivative instruments.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles, or GAAP. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although we believe that the included disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2015 included in our Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position and consolidated results of operations and cash flows are included. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

Certain prior period amounts have been reclassified to conform with the current period presentation, including in 2015, reclassifying $695 from property income to real estate operating expense in the amount of $702 and to depreciation and amortization expense in the amount of $7 for the three months ended March 31, 2015.

The Consolidated Statement of Cash Flows for the three months ended March 31, 2015 includes the impact of correcting the reporting of certain activity that occurred in the three months ended March 31, 2015.  Specifically, the correction eliminated the impact of a clerical error made in the determination of the amounts reported for the change in borrowers’ escrows within cash flows from operating activities and the related amounts reported for changes in restricted cash within cash flow from investing activities. The impact of this was a decrease to cash flows from operating activities and an increase to cash flows from investing activities of $18,194 for the three months ended March 31, 2015. This correction had no impact to cash and cash equivalents as of March 31, 2015, nor did it impact any other consolidated financial statement amounts as of March 31, 2015 or for the three months ended March 31, 2015.

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

Under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 810, “Consolidation”, the determination of whether to consolidate a VIE is based on the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance together with either the obligation to absorb losses or the right to receive benefits that could be significant to the VIE. We define the power to direct the activities that most significantly impact the VIE’s economic performance as the ability to buy, sell, refinance, or recapitalize assets or entities, and solely control other material operating events or items of the entity. For our commercial mortgages, mezzanine loans, and preferred equity investments, certain rights we hold are protective in nature and would preclude us from having the power to direct the activities that most significantly impact the VIE’s economic

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

performance. Assuming both criteria are met, we would be considered the primary beneficiary and would consolidate the VIE. We will continually assess our involvement with VIEs and consolidate the VIEs when we are the primary beneficiary. See Note 8 for additional disclosures pertaining to VIEs.

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

e. Restricted Cash

          Restricted cash consists primarily of tenant escrows and borrowers’ funds held by us to fund certain expenditures or to be released at our discretion upon the occurrence of certain pre-specified events, and to serve as additional collateral for borrowers’ loans.  As of March 31, 2016 and December 31, 2015, we had $158,177 and $165,866, respectively, of tenant escrows and borrowers’ funds.

          Restricted cash also includes proceeds from the issuance of securitization notes that are restricted for the purpose of funding additional investments in securities subsequent to the balance sheet date.  As of March 31, 2016 and December 31, 2015, we had $41,989 and $47,146, respectively, of restricted cash held by securitizations.

f. Investments in Commercial Mortgages, Mezzanine Loans and Preferred Equity Interests

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

g. Allowance for Loan Losses, Impaired Loans and Non-accrual Status

We maintain an allowance for loan losses on our investments in commercial mortgages, mezzanine loans and preferred equity interests. Management’s periodic evaluation of the adequacy of the allowance is based upon expected and inherent risks in the portfolio, the estimated value of underlying collateral, and current economic conditions. The credit quality of our loans is monitored via quantitative and qualitative metrics.  Quantitatively we evaluate items such as the current debt service coverage ratio and annual net operating income of the underlying property.  Qualitatively we evaluate items such as recent operating performance of the underlying property and history of the borrower’s ability to provide financial support.  These items together are considered in developing our view of each loan’s risk rating which are categorized as either watchlist/impaired or satisfactory.  Management reviews loans for impairment and establishes specific reserves when a loss is probable under the provisions of FASB ASC Topic 310, “Receivables.” A loan is impaired when it is probable that we may not collect all principal and interest payments according to the contractual terms. As part of the detailed loan review, we consider many factors about the specific loan, including payment history, asset performance, borrower’s financial capability and other characteristics. Management evaluates loans for non-accrual status each reporting period. A loan is placed on non-accrual status when the loan payment deficiencies exceed 90 days or if the collection of principal and interest in full is not probable. Payments received for non-accrual loans are applied to accrued interest receivable. Past due interest is recognized on non-accrual loans when they are removed from non-accrual status and are making current interest payments. The allowance for loan losses is increased by the provision for loan losses and decreased by charge-offs (net of recoveries). We charge off a loan when we determine that all commercially reasonable means of recovering the loan balance have been exhausted.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

This may occur at a variety of times, including when we receive cash or other assets in a pre-foreclosure sale or take control of the underlying collateral in full satisfaction of the loan upon foreclosure. We consider circumstances such as these to indicate that the loan collection process has ceased and that a loan is uncollectible.

h. Investments in Real Estate

Investments in real estate are shown net of accumulated depreciation. We capitalize those costs that have been determined to improve the real property and depreciate those costs on a straight-line basis over the useful life of the asset. We depreciate real property using the following useful lives: buildings and improvements—30 to 40 years; furniture, fixtures, and equipment—5 to 10 years; and tenant improvements—shorter of the lease term or the life of the asset. Costs for ordinary maintenance and repairs are charged to expense as incurred.

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

Upon the acquisition of properties, we estimate the fair value of acquired tangible assets (consisting of land, building and improvements) and identified intangible assets and liabilities (consisting of above and below-market leases, in-place leases and tenant relationships), and assumed debt at the date of acquisition, based on the evaluation of information and estimates available at that date. In determining the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the differences between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining term of the lease. The capitalized above-market lease values and the capitalized below-market lease values are amortized as an adjustment to property income over the lease term.

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

i. Revenue Recognition

1)

Interest income—We recognize interest income from investments in commercial mortgages, mezzanine loans, and preferred equity interests on a yield to maturity basis. Certain of our commercial mortgages, mezzanine loans and preferred equity interests provide for the accrual of interest at specified rates which differ from current payment terms. Interest income is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible. Management will cease accruing interest on these loans when it determines that the interest income may not be collectible based on the ultimate value of the underlying collateral using discounted cash flow models and market based assumptions. The accrued interest receivable associated with these loans as of March 31, 2016 and December 31, 2015 was $35,977 and $34,132, respectively.  These loans are considered to be impaired when the total amount owed exceeds the value of the underlying collateral.  None of these loans were considered to be impaired as of March 31, 2016 and December 31, 2015.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

Origination fees and direct loan origination costs on our investments in commercial mortgages, mezzanine loans and preferred equity interests are deferred and amortized to investment interest income, using the effective interest method, over the contractual life of the underlying loan security or loan, in accordance with FASB ASC Topic 310, “Receivables.”

2)

Property income—We generate property income from tenant rent and other tenant-related activities at our consolidated real estate properties. For multi-family real estate properties, property income is recorded when due from residents and recognized monthly as it is earned and realizable, under lease terms which are generally for periods of one year or less. For retail and office real estate properties, property income is recognized on a straight-line basis from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases, which averages minimum rents over the terms of the leases. For retail and office real estate properties, leases also typically provide for tenant reimbursement of a portion of common area maintenance and other operating expenses to the extent that a tenant’s pro rata share of expenses exceeds a base year level set in the lease.

3)

Fee and other income—We generate fee and other income through our various subsidiaries by (a) funding conduit loans for sale into unaffiliated commercial mortgage-backed securities, or CMBS, securitizations, (b) providing or arranging to provide financing to our borrowers, (c) providing ongoing asset management services to investment portfolios under cancelable management agreements, and (d) providing property management services to third parties. We recognize revenue for these activities when the fees are fixed or determinable, are evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided. While we may receive asset management fees when they are earned, we eliminate earned asset management fee income from securitizations while such securitizations are consolidated. During the three months ended March 31, 2016 and 2015, we received $402 and $315, respectively, of earned asset management fees, which were eliminated as they were associated with consolidated securitizations.

Also, during the three months ended March 31, 2016 and 2015 we earned $1,631 and $1,001 of asset management fees, respectively, and $65 and $211 of incentive fees, respectively, related to our advisory agreement with IRT.  During the three months ended March 31, 2016 and 2015 we also earned $1,262 and $755, respectively, of property management and leasing fees related to our property management agreements with IRT’s properties.  As we consolidate IRT, these fees are eliminated in consolidation.

j. Fair Value of Financial Instruments

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2016

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

k. Investments in Securities

          During the first quarter of 2015, we sold all our remaining investments in securities with an aggregate fair value of $31,412 and we had no investments in securities as of March 31, 2016 and December 31, 2015.

l. Transfers of Financial Assets

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

m. Deferred Financing Costs

Costs incurred in connection with debt financing are deferred and classified within indebtedness and charged to interest expense over the terms of the related debt agreements, under the effective interest method.

n. Intangible Assets

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

Intangible assets on our consolidated balance sheets represent identifiable intangible assets acquired in business acquisitions. We amortize identified intangible assets to expense over their estimated lives using the straight-line method. We evaluate intangible assets for impairment as events and circumstances change, in accordance with FASB ASC Topic 360, “Property, Plant, and Equipment.” The gross carrying amount for our customer relationships was $19,149 as of March 31, 2016 and December 31, 2015. The gross carrying amount for our in-place leases, above market leases, and ground lease was $38,277 and $38,333 as of March 31, 2016 and December 31, 2015, respectively. The gross carrying amount for Urban Retail’s trade name was $1,500 as of March 31, 2016 and December 31, 2015, respectively. The accumulated amortization for our intangible assets was $32,228 and $26,307 as of March 31, 2016 and December 31, 2015, respectively. We recorded amortization expense of $5,920 and $3,931 for the three months ended March 31, 2016 and 2015, respectively. Based on the intangible assets identified above, we expect to record amortization expense of intangible assets of $5,141 for the remainder of 2016, $4,861 for 2017, $3,662 for 2018, $3,209 for 2019, $2,764 for 2020 and $7,062 thereafter.

o. Goodwill

Goodwill on our consolidated balance sheet represented the amounts paid in excess of the fair value of the net assets acquired from business acquisitions accounted for under FASB ASC Topic 805, “Business Combinations.” Pursuant to FASB ASC Topic 350, “Intangibles-Goodwill and Other”, goodwill is not amortized to expense but rather is analyzed for impairment. We evaluate goodwill for impairment on an annual basis and as events and circumstances change, in accordance with FASB ASC Topic 350. As of March 31, 2016 and December 31, 2015, we have $8,854 of goodwill that is included in Other Assets in the accompanying consolidated balance sheets. As of March 31, 2016, we have determined that no triggering events occurred that would indicate an impairment on our goodwill.

p. Recent Accounting Pronouncements

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

In February 2015, the FASB issued an accounting standard classified under FASB ASC Topic 810, “Consolidation”. This accounting standard amends the consolidation analysis required under GAAP and requires management to reevaluate all previous consolidation conclusions. This standard considers limited partnerships to be VIEs, unless the limited partners have either substantive kick-out or participating rights. The presumption that a general partner should consolidate a limited partnership has also been eliminated. The standard amends the effect that fees paid to a decision maker or service provider have on the consolidation analysis, as well as amends how variable interests held by a reporting entity’s related parties affect the consolidation conclusion. This standard also clarifies how to determine whether equity holders as a group have power over an entity. This standard was effective for interim and annual reporting periods beginning on or after December 15, 2015, with early adoption permitted. The adoption of this accounting standard did not have an impact on our previous conclusions with respect to the entities consolidated in our consolidated financial statements.

In April 2015, the FASB issued an accounting standard classified under FASB ASC Topic 835, “Interest”. This accounting standard amends existing guidance to change reporting requirements for debt issuance costs by requiring debt issuance costs to be presented on the balance sheet as a direct deduction from the debt liability. This standard was effective for interim and annual reporting periods beginning on or after December 15, 2015, with an early adoption permitted. Retrospective application to prior periods is required. The adoption of this accounting standard resulted in the reclassification of $31,368 of deferred costs, net of $33,769 of accumulated amortization, as of December 31, 2015 to total indebtedness on our consolidated balance sheet.

In September 2015, the FASB issued an accounting standard classified under FASB ASC Topic 805, “Business Combinations”.  This accounting standard amends existing guidance related to measurement period adjustments by requiring the adjustments to be recognized prospectively with disclosure of the impact of the adjustments had they been applied previously.  This standard was effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted.  As this standard only applies to measurement period adjustments that occur after the effective date, this standard did not have a material impact on our consolidated financial statements.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

In January 2016, the FASB issued an accounting standard classified under FASB ASC Topic 825, “Financial Instruments”. This accounting standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  Among other things, the amendment (i) eliminates certain disclosure requirements for financial instruments measured at amortized cost; (ii) requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (iii) requires separate presentation, in other comprehensive income, of the change in fair value of a liability, when the fair value option has been elected, resulting from a change in the instrument-specific credit risk; and (iv) requires separate presentation of financial instruments by measurement category and form.  This standard is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted for the separate presentation of changes in fair value due to changes in instrument-specific credit risk. Management is currently evaluating the impact that this standard may have on our consolidated financial statements.

In February 2016, the FASB issued an accounting standard classified under FASB ASC Topic 842, “Leases”.  This accounting standard amends lease accounting by requiring the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases on the balance sheet and disclosing key information about leasing arrangements.  This standard is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years.  Early application of the amendments in this standard is permitted Management is currently evaluating the impact that this standard may have on our consolidated financial statements.

In March 2016, the FASB issued an accounting standard classified under FASB ASC Topic 815, “Derivatives and Hedging”.  This accounting standard clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met.  This standard is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period.  Management does not expect this standard to have a significant impact on our consolidated financial statements.

In March 2016, the FASB issued an accounting standard classified under FASB ASC Topic 815, “Derivatives and Hedging”. This accounting standard clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts.  This accounting standard clarifies what steps are required when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative.  Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks.  This standard is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period. Management does not expect this standard to have a significant impact on our consolidated financial statements.

In March 2016, the FASB issued an accounting standard classified under FASB ASC Topic 606, “Revenue from Contracts with Customers”.  This accounting standard clarifies the implementation guidance on principal versus agent considerations in Topic 606.  This accounting standard clarifies the following: (i) an entity determines whether it is a principal or an agent for each specified good or service promised to the customer; (ii) an entity determines the nature of each specified good or service (for example, whether it is a good, a service, or a right to a good or service); (iii) when a principal obtains control of a good or right to service whether another party is involved in providing goods or services to a customer; and (iv) the indicators in the assessment of control may be more or less relevant to the control assessment and that one or more indicators may be more or less persuasive to the control assessment, depending on the facts and circumstances.  This standard is effective for annual reporting periods beginning after December 15, 2017. Management is currently evaluating the impact that this standard may have on our consolidated financial statements.

In March 2016, the FASB issued an accounting standard classified under FASB ASC Topic 718, “Compensation – Stock Compensation”.  This accounting standard simplifies several aspects of the accounting for share-based payment award transactions, including: (i) income tax consequences; (ii) classification of awards as either equity or liabilities; and (iii) classification on the statement of cash flows.  This standard is effective for annual periods beginning after December 15, 2016, and interim period within those annual periods. Early adoption is permitted for any entity in any interim or annual period. Management is currently evaluating the impact that this standard may have on our consolidated financial statements.

In April 2016, the FASB issued an accounting standard classified under FASB ASC Topic 606, “Revenue from Contracts with Customers.” The amendments in this standard add further guidance on identifying performance obligations and clarifying the licensing implementation guidance.  The amendments do not change the core principle of the guidance in Topic 606.  This standard is

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

effective for annual periods beginning after December 15, 2017, including interim periods therein. Management is currently evaluating the impact that this standard may have on consolidated financial statements.

NOTE 3: INVESTMENTS IN LOANS

Investments in Commercial Mortgages, Mezzanine Loans, and Preferred Equity Interests

The following table summarizes our investments in commercial mortgages, mezzanine loans, and preferred equity interests as of March 31, 2016:

	Unpaid Principal Balance	Unamortized (Discounts) Premiums	Carrying Amount	Number of Loans	Weighted- Average Coupon (1)	Range of Maturity Dates (3)
Commercial Real Estate (CRE)
Commercial mortgages (2)	$1,421,060	$(1,001)	$1,420,059	121	5.6%	Apr. 2016 to Jan. 2029
Mezzanine loans	169,415	(218)	$169,197	54	9.8%	May 2016 to May 2025
Preferred equity interests	24,237	(1)	$24,236	6	5.9%	Sept. 2016 to Aug. 2025
Total CRE	1,614,712	(1,220)	$1,613,492	181	6.0%
Deferred fees, net	(860)		(860)
Total	$1,613,852	$(1,220)	$1,612,632

(1)	Weighted-average coupon is calculated on the unpaid principal balance, which does not necessarily correspond to the carrying amount.
(2)

Commercial mortgages includes seven conduit loans with an unpaid principal balance and carrying amount of $57,928, a weighted-average coupon of 4.9% and maturity dates ranging from December 2020 through February 2026. These commercial mortgages are accounted for as loans held for sale.

(3)

Does not include the maturity dates of five mezzanine loans all of which had maturity dates prior to March 31, 2016 and have been identified as impaired.  Three of these loans are 90 days or more past due, one of these loans is 30 to 59 days past due and one of these loans is in the process of being restructured.

The following table summarizes our investments in commercial mortgages, mezzanine loans, other loans and preferred equity interests as of December 31, 2015:

	Unpaid Principal Balance	Unamortized (Discounts) Premiums	Carrying Amount	Number of Loans	Weighted- Average Coupon (1)	Range of Maturity Dates (3)
Commercial Real Estate (CRE)
Commercial mortgages (2)	$1,427,328	$(1,049)	$1,426,279	124	5.2%	Mar. 2016 to Jan. 2029
Mezzanine loans	169,556	(218)	169,338	57	10.0%	Jan. 2016 to May 2025
Preferred equity interests	30,237	(1)	30,236	7	6.9%	Feb. 2016 to Aug. 2025
Total CRE	1,627,121	(1,268)	1,625,853	188	6.1%
Deferred fees, net	(2,270)	—	(2,270)
Total	$1,624,851	$(1,268)	$1,623,583

(1)	Weighted-average coupon is calculated on the unpaid principal balance, which does not necessarily correspond to the carrying amount.
(2)

Commercial mortgages includes six conduit loans with an unpaid principal balance and carrying amount of $49,239, a weighted-average coupon of 4.8% and maturity dates ranging from December 2020 through January 2026. These commercial mortgages are accounted for as loans held for sale.

(3)	Does not include the maturity dates of three mezzanine loans that were 90 days or more past due which had contractual maturity date prior to December 31, 2015.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

The following table summarizes the delinquency statistics of our commercial real estate loans as of March 31, 2016 and December 31, 2015:

	As of March 31, 2016
Delinquency Status	Current	30 to 59 days	60 to 89 days	90 days or more	In foreclosure or bankruptcy proceedings (b)	Total	Non-accrual (a)
Commercial mortgages	$1,346,260	$74,800	$—	$—	$—	$1,421,060	$15,645
Mezzanine loans	165,107	2,145	—	1,163	1,000	169,415	12,098
Preferred equity interests	24,237	—	—	—	—	24,237	7,946
Total	$1,535,604	$76,945	$—	$1,163	$1,000	$1,614,712	$35,689
(1)

Includes four loans that were current and two loans that were 30 days past due in accordance with their terms, however are on non-accrual due to uncertainty over full collection of principal and interest.

(2)	These loans were on non-accrual due to uncertainty over full collection of principal and interest.

	As of December 31, 2015
Delinquency Status	Current	30 to 59 days	60 to 89 days	90 days or more	In foreclosure or bankruptcy proceedings (b)	Total	Non-Accrual (a)
Commercial mortgages	$1,427,328	$—	$—	$—	$—	$1,427,328	$15,645
Mezzanine loans	167,145	—	—	1,163	1,248	169,556	12,346
Preferred equity interests	30,237	—	—	—	—	30,237	7,946
Total	$1,624,710	$—	$—	$1,163	$1,248	$1,627,121	$35,937

(1)	Includes six loans that were current in accordance with their terms, however are on non-accrual due to uncertainty over full collection of principal and interest.
(2)	These loans were on non-accrual due to uncertainty over full collection of principal and interest.

As of March 31, 2016 and December 31, 2015, all of our commercial mortgages, mezzanine loans and preferred equity interests that were 90 days or more past due or in foreclosure were on non-accrual status.  As of March 31, 2016 and December 31, 2015, $35,689 and $35,937, respectively, of our commercial real estate loans were on non-accrual status and had a weighted-average interest rate of 4.6% and 4.6%, respectively. Also, as of March 31, 2016 and December 31, 2015, three and two loans, respectively, with a unpaid principal balance of $25,871 and $13,002, respectively, and a weighted average interest rate of 12.9% and 11.6%, respectively, were recognizing interest on the cash basis. Additionally, as of March 31, 2016 and December 31, 2015, one loan, with an unpaid principal balance of $18,500, which had previously been restructured in a troubled debt restructuring, or TDR, does not accrue interest in accordance with its restructured terms as it has the option to be prepaid at par.

Allowance For Loan Losses And Impaired Loans

We closely monitor our loans which require evaluation for loan loss in two categories: satisfactory and watchlist/impaired. Loans classified as impaired are generally loans which have credit weaknesses or in which the credit quality of the collateral has deteriorated. This is determined by evaluating quantitative factors including debt service coverage ratios, net operating income of the underlying collateral and qualitative factors such as current performance of the underlying collateral.  As of March 31, 2016 and December 31, 2015 we have classified our investment in loans by credit risk category as follows:

	As of March 31, 2016
Credit Status	Commercial Mortgages	Mezzanine Loans	Preferred Equity	Total
Satisfactory	$1,330,615	$135,817	$16,291	$1,482,723
Watchlist / Impaired	90,445	33,598	7,946	$131,989
Total	$1,421,060	$169,415	$24,237	$1,614,712

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

	As of December 31, 2015
Credit Status	Commercial Mortgages	Mezzanine Loans	Preferred Equity	Total
Satisfactory	$1,336,883	$135,710	$22,291	$1,494,884
Watchlist / Impaired	90,445	33,846	7,946	132,237
Total	$1,427,328	$169,556	$30,237	$1,627,121

The following tables provide roll-forwards of our allowance for loan losses for our commercial mortgages, mezzanine loans and preferred equity interests for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31, 2016
	Commercial Mortgages	Mezzanine Loans	Preferred Equity	Total
Beginning balance	$3,154	$12,139	$1,804	$17,097
Provision for loan losses	174	158	993	1,325
Charge-offs, net of recoveries	—	(257)	—	$(257)
Ending balance	$3,328	$12,040	$2,797	$18,165

	For the Three Months Ended March 31, 2015
	Commercial Mortgages	Mezzanine Loans	Preferred Equity	Total
Beginning balance	$—	$7,892	$1,326	$9,218
Provision for loan losses	—	2,000	—	2,000
Charge-offs, net of recoveries	—	(421)	—	(421)
Ending balance	$—	$9,471	$1,326	$10,797

Information related to those loans on our watchlist or considered to be impaired was as follows:

	As of March 31, 2016
Watchlist/Impaired Loans	Commercial Mortgages	Mezzanine Loans	Preferred Equity	Total
Watchlist/Impaired loans expecting full recovery	$74,800	$3,000	$—	$77,800
Watchlist/Impaired loans with reserves	15,645	30,598	7,946	54,189
Total Watchlist/Impaired Loans (1)	$90,445	$33,598	$7,946	$131,989
Allowance for loan losses	$3,328	$12,040	$2,797	$18,165

(1)	As of March 31, 2016, this includes no unpaid principal relating to previously identified TDRs that are on accrual status.

	As of December 31, 2015
Watchlist/Impaired Loans	Commercial Mortgages	Mezzanine Loans	Preferred Equity	Total
Watchlist/Impaired loans expecting full recovery	$74,800	$3,000	$—	$77,800
Watchlist/Impaired loans with reserves	15,645	30,846	7,946	54,437
Total Watchlist/Impaired Loans (1)	$90,445	$33,846	$7,946	$132,237
Allowance for loan losses	$3,154	$12,139	$1,804	$17,097

(1)	As of December 31, 2015, this includes no unpaid principal relating to previously identified TDRs that are on accrual status.

The average unpaid principal balance and recorded investment of total impaired loans was $132,113 and $80,903 during the three months ended March 31, 2016 and 2015, respectively.  We recorded interest income of $1,262 and $582 on loans that were impaired for the three months ended March 31, 2016 and 2015, respectively.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

We have evaluated restructurings of our commercial real estate loans to determine if the restructuring constitutes a TDR under FASB ASC Topic 310, “Receivables”. During the three months ended March 31, 2016, we have determined that a restructuring of one commercial real estate loan with an unpaid principal balance of $15,645 constituted a TDR as the interest payment rate was decreased, although interest will continue to accrue on the original contractual rate, subject to management’s determination that it is collectible, and will be owed upon maturity. During the three months ended March 31, 2015, there were no restructurings of our commercial real estate loans that constituted a TDR. As of March 31, 2016, there were no TDRs that subsequently defaulted for restructurings that had been entered into within the previous 12 months.

During the three months ended March 31, 2016, we did not convert any commercial real estate loans to owned real estate property.

NOTE 4: INVESTMENTS IN REAL ESTATE

The table below summarizes our investments in real estate:

	Book Value
	As of March 31, 2016	As of December 31, 2015
Multi-family real estate properties (1)	$1,820,062	$1,842,704
Office real estate properties	387,537	395,224
Industrial real estate properties	94,938	94,938
Retail real estate properties	134,484	134,331
Parcels of land	50,613	50,448
Subtotal	2,487,634	2,517,645
Less: Accumulated depreciation and amortization (1)	(209,421)	(198,326)
Investments in real estate (2)	$2,278,213	$2,319,319

(1)

As of March 31, 2016, includes properties owned by Independence Realty Trust, Inc., or IRT, with a book value of $1,357,338 and accumulated depreciation of $44,422. As of December 31, 2015, includes properties owned by IRT, with a book value of $1,372,015 and accumulated depreciation of $39,638.

(2)

As of March 31, 2016, four of our multifamily real estate properties, two of IRT’s multifamily real estate properties and one parcel of land were considered held-for-sale.  The carrying amount of our multifamily properties was $36,301. The carrying amount of the IRT properties was $39,347.  The carrying amount of the parcel of land was $1,470.

As of March 31, 2016 and December 31, 2015, our investments in real estate were comprised of land of $408,755 and $415,707, respectively, and buildings and improvements of $2,078,878 and $2,101,938, respectively.

As of March 31, 2016, our investments in real estate of $2,278,213 were financed through $761,767 of mortgages or other debt held by third parties and $916,763 of mortgages held by our RAIT I and RAIT II CDO securitizations. As of December 31, 2015, our investments in real estate of $2,319,319 were financed through $815,745 of mortgages held by third parties and $889,786 of mortgages held by our RAIT I and RAIT II CDO securitizations. Together, along with commercial real estate loans held by RAIT I and RAIT II, these mortgages serve as collateral for the CDO notes payable issued by the RAIT I and RAIT II CDO securitizations. All intercompany balances and interest charges are eliminated in consolidation.

Acquisitions:

During the first quarter of 2016, IRT received additional information regarding estimates IRT had made for certain accrued expenses related to the TSRE merger that was completed on September 17, 2015.  This information led to an increase in fair value of the net assets IRT acquired of $91, which IRT recognized during the three months ended March 31, 2016.

During the first quarter of 2016, we received additional information regarding estimates we had made for certain assets including cash related to tenant security deposits related to our October 2015 acquisition of 10 industrial properties through our conversion of a mezzanine loan to real estate owned property.  This information led to an increase in fair value of the net assets acquired of $437, which we recognized within interest income, as the converted loan was on non-accrual and the fair value of the net assets acquired exceeded the amount of the converted loan plus previously accrued interest.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

During the first quarter of 2016, we received additional information regarding estimates we had made as part of the purchase price allocation related to our December 2015 acquisition of Erieview Tower & Parking.  This information, which related to an allocation of the estimated costs required to stabilize this property and an adjacent property to which we have rights to collateral secured by a first mortgage, led to an increase in fair value of the net assets acquired of $1,499.  This was offset by a decrease of $1,499 to the previously discussed collateral which is reported within investment in mortgages, loans and preferred equity interests on our consolidated balance sheets.  The $1,499 increase in the net assets acquired was related to an increase in investments in real estate of $3,351, a decrease in intangible assets of $57 and an increase in intangible liabilities of $1,795.  The cumulative catch up effect of the allocation (based on the different useful lives) was an increase to net income of $11.

Dispositions:

During the three months ended March 31, 2016, we disposed of one multifamily real estate property and one office property.  IRT also disposed of one multifamily real estate property. The below table summarizes these dispositions and also presents each property’s contribution to net income (loss) allocable to common shares, excluding the impact of the gain (loss) on sale:

				For the Three Months Ended March 31, 2016
Property Name	Property Type	Date of Sale	Sale Price	Gain (loss) on sale	Net income (loss) allocable to common shares
Cumberland Glen	IRT Multifamily	2/18/2016	$18,000	$2,453	$52
Mineral/Lincoln	Office	3/25/2016	7,949	(374)	5
Ventura	Multifamily	3/30/2016	8,750	120	37
Total			$34,699	$2,199	$94

In April 2016, IRT sold one multifamily real estate property for a sale price of $23,000.  IRT will recognize a gain on the sale of this asset.

In April 2016, we sold one parcel of land for a sale price of $1,500.  We will recognize a gain on the sale of this asset.

In May 2016, IRT sold one multifamily real estate property for a sale price of $47,000.  IRT will recognize a gain on the sale of this asset.

Impairment:

During the three months ended March 31, 2016, we recognized an impairment of a real estate asset of $3,922 as it was more likely than not we would dispose of the asset before the end of its previously estimated useful life and a portion of our recorded investment in that asset was determined to not be recoverable.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 5: INDEBTEDNESS

We maintain various forms of short-term and long-term financing arrangements. Generally, these financing agreements are collateralized by assets within securitizations.

The following table summarizes our total recourse and non-recourse indebtedness as of March 31, 2016:

Description	Unpaid Principal Balance	Unamortized Discount and Debt Issuance Costs	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
7.0% convertible senior notes (1)	$30,048	$(1,044)	$29,004	7.0%	Apr. 2031
4.0% convertible senior notes (2)	141,750	(7,987)	133,763	4.0%	Oct. 2033
7.625% senior notes	60,000	(1,986)	58,014	7.6%	Apr. 2024
7.125% senior notes	71,905	(2,009)	69,896	7.1%	Aug. 2019
Senior secured notes	68,000	(6,153)	61,847	7.0%	Apr. 2017 to Apr. 2019
Junior subordinated notes, at fair value (3)	18,671	(8,886)	9,785	4.6%	Mar. 2035
Junior subordinated notes, at amortized cost	25,100	(213)	24,887	3.1%	Apr. 2037
CMBS facilities	122,801	(531)	122,270	2.5%	Jul. 2016 to Jan 2018
Total recourse indebtedness	538,275	(28,809)	509,466	5.0%
Non-recourse indebtedness:
Secured credit facilities (4)	324,977	(4,122)	320,855	2.9%	September 2018
Term Loans (5)	90,216	(939)	89,277	5.4%	September 2016
CDO notes payable, at amortized cost (6)(7)	917,725	(12,495)	905,230	1.2%	2045 to 2046
CMBS securitizations (8)	666,947	(6,808)	660,139	2.6%	May 2031 to Dec. 2031
Loans payable on real estate (9)	761,767	(4,099)	757,668	4.4%	June 2016 to Apr. 2026
Total non-recourse indebtedness	2,761,632	(28,463)	2,733,169	2.8%
Other indebtedness (10)	24,321	274	24,595	—	—
Total indebtedness	$3,324,228	$(56,998)	$3,267,230	3.1%

(1)	Our 7.0% convertible senior notes are redeemable at par, at the option of the holder, in April 2016, April 2021, and April 2026.
(2)	Our 4.0% convertible senior notes are redeemable at par, at the option of the holder, in October 2018, October 2023, and October 2028.
(3)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.

(4)      Floating rate at 245 basis points over 1-month LIBOR. As of March 31, 2016, 1-month LIBOR was 0.43725%. Interest only payments are due monthly.

(5)	Floating rate at 500 basis points over 1-month LIBOR. As of March 31, 2016, 1-month LIBOR was 0.43725%. Interest only payments are due monthly.
(6)	Excludes CDO notes payable purchased by us which are eliminated in consolidation
(7)

Collateralized by $1,358,687 principal amount of commercial mortgages, mezzanine loans, other loans and preferred equity interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

(8)

Excludes the RAIT FL2 junior notes, RAIT FL3 junior notes, RAIT FL4 junior notes and RAIT FL5 junior notes purchased by us which are eliminated in consolidation.  Collateralized by $855,555 principal amount of commercial mortgages loans and participation interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

(9)

Includes $495,253 of unpaid principal balance and $492,129 of carrying amount, respectively, of third party mortgage indebtedness that encumbers properties owned by IRT. The weighted-average interest rate is 3.8% and has a range of maturity dates from January 2021 to May 2025.

(10)

Represents a 40% interest issued to an unaffiliated third party in a venture to which we contributed the junior notes and equity of a floating rate securitization.  We retained a 60% interest in this venture, and, as a result of our controlling financial interest, we consolidated the venture.  We received $24,796 of proceeds as a result of issuing this 40% interest and incurred $201 of costs with third parties.  This 40% interest has no stated maturity date and does not provide for its mandatory redemption or any

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

required return or interest payment. The venture interests allocate the distributions on such junior notes and equity when made between the parties to the venture.

The following table summarizes our total recourse and non-recourse indebtedness as of December 31, 2015:

Description	Unpaid Principal Balance	Unamortized Discount and Debt Issuance Costs	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
7.0% convertible senior notes (1)	$30,048	$(1,180)	$28,868	7.0%	Apr. 2031
4.0% convertible senior notes (2)	141,750	(8,711)	133,039	4.0%	Oct. 2033
7.625% senior notes	60,000	(2,048)	57,952	7.6%	Apr. 2024
7.125% senior notes	71,905	(2,156)	69,749	7.1%	Aug. 2019
Senior secured notes	70,000	(6,955)	63,045	7.0%	Apr. 2017 to Apr. 2019
Junior subordinated notes, at fair value (3)	18,671	(8,167)	10,504	4.3%	Mar. 2035
Junior subordinated notes, at amortized cost	25,100	(216)	24,884	2.7%	Apr. 2037
CMBS facilities	97,067	(344)	96,723	2.4%	Jul. 2016 to Jan. 2018
Total recourse indebtedness	514,541	(29,777)	484,764	5.1%
Non-recourse indebtedness:
Secured credit facilities (4)	271,500	(4,345)	267,155	2.9%	Sep. 2018
Term Loans (5)	120,000	(1,582)	118,418	5.4%	Sept. 2016
CDO notes payable, at amortized cost (6)(7)	950,981	(13,412)	937,569	0.9%	Jun. 2045 to Nov. 2046
CMBS securitizations (8)	717,255	(8,745)	708,510	2.4%	May 2031 to Dec. 2031
Loans payable on real estate (9)	815,746	(4,080)	811,666	4.5%	Apr. 2016 to Apr. 2026
Total non-recourse indebtedness	2,875,482	(32,164)	2,843,318	2.7%
Total indebtedness	$3,390,023	$(61,941)	$3,328,082	3.0%

(1)	Our 7.0% convertible senior notes are redeemable at par, at the option of the holder, in April 2016, April 2021, and April 2026.
(2)	Our 4.0% convertible senior notes are redeemable at par, at the option of the holder, in October 2018, October 2023, and October 2028.
(3)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(4)	Floating rate at 245 basis points over 1-month LIBOR. As of December 31, 2015, 1-month LIBOR was 0.4295%. Interest only payments are due monthly.
(5)	Floating rate at 500 basis points over 1-month LIBOR. As of December 31, 2015, 1-month LIBOR was 0.4295%. Interest only payments are due monthly.
(6)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
(7)

Collateralized by $1,388,194 principal amount of commercial mortgages, mezzanine loans, other loans and preferred equity interests, $815,745 of which eliminates in consolidation. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

(8)

Excludes the RAIT FL2 junior notes, RAIT FL3 junior notes, RAIT FL4 junior notes and RAIT FL5 junior notes purchased by us which are eliminated in consolidation. Collateralized by $885,055 principal amount of commercial mortgage loans and participation interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

(9)

Includes $545,956 of unpaid principal balance and $543,080 of carrying amount of third party mortgage indebtedness that encumbers properties owned by IRT. The weighted-average interest rate is 3.8% and has a range of maturity dates from April 2016 to May 2025.

Recourse indebtedness refers to indebtedness that is recourse to our general assets, including the loans payable on real estate that are guaranteed by us. Non-recourse indebtedness consists of indebtedness of consolidated VIEs (e.g., securitization vehicles) and loans payable on real estate which is recourse only to specific assets pledged as collateral to the lenders. The creditors of each consolidated VIE have no recourse to our general credit.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

The current status or activity in our financing arrangements occurring as of or during the three months ended March 31, 2016 is as follows:

Recourse Indebtedness

7.0% convertible senior notes. The 7.0% convertible senior notes are convertible at the option of the holder at a current conversion rate of 179.4009 common shares per $1 principal amount of 7.0% convertible senior notes (equivalent to a current conversion price of $5.57 per common share).

  On April 1, 2016, we redeemed $29,177 of the 7.0% convertible senior notes at a redemption price equal to the principal amount plus accrued and unpaid interest. After this redemption, $871 of the 7.0% convertible notes remain outstanding.

4.0% convertible senior notes. The 4.0% convertible senior notes are convertible at the option of the holder at a current conversion rate of 108.5803 common shares per $1 principal amount of 4.0% convertible senior notes (equivalent to a current conversion price of $9.21 per common share).

7.625% senior notes. No activity other than recurring interest during the current period.

7.125% senior notes. No activity other than recurring interest during the current period.

  Senior secured notes. During the three months ended March 31, 2016, we prepaid $2,000 of the senior secured notes. As of March 31, 2016 we have $68,000 of outstanding senior secured notes.

Junior subordinated notes, at fair value. At issuance, we elected to record the current $18,671 junior subordinated note at fair value under FASB ASC Topic 825, with all subsequent changes in fair value recorded in earnings. The fair value, or carrying amount, of this indebtedness was $9,785 as of March 31, 2016

Junior subordinated notes, at amortized cost.  No activity other than recurring interest during the current period.

CMBS facilities. As of March 31, 2016, we had $5,475 of outstanding borrowings under the amended and restated master repurchase agreement, or the Amended MRA.  The Amended MRA has a capacity of $200,000 with a limit of $100,000 for floating rate loans. As of March 31, 2016, we were in compliance with all financial covenants contained in the Amended MRA.

 As of March 31, 2016, we had $35,496 of outstanding borrowings under the $150,000 CMBS facility. As of March 31, 2016, we were in compliance with all financial covenants contained in the $150,000 CMBS facility.

As of March 31, 2016, we had $40,179 of outstanding borrowings under the $75,000 commercial mortgage facility. As of March 31, 2016, we were in compliance with all financial covenants contained in the $75,000 commercial mortgage facility.

As of March 31, 2016, we had $26,131 of outstanding borrowings under the $150,000 commercial mortgage facility. As of March 31, 2016, we were in compliance with all financial covenants contained in the $150,000 commercial mortgage facility.

As of March 31, 2016, we had $15,520 of outstanding borrowings under the $150,000 commercial mortgage facility. As of March 31, 2016, we were in compliance with all financial covenants contained in the $150,000 commercial mortgage facility.

Non-Recourse Indebtedness

Secured credit facilities. On September 17, 2015, IROP entered into a credit agreement with respect to a $325,000 senior secured credit facility, or the KeyBank senior facility, which will mature on September 17, 2018. The KeyBank senior facility is available for additional loans, may be increased to $450,000 and at the option of IROP may be extended for two additional 12-month periods under certain circumstances. At March 31, 2016, amounts outstanding under the KeyBank secured facility bear interest at 245 basis points over 1-month LIBOR. As of March 31, 2016, there was $23 of availability under the revolver.

Term loans. On September 17, 2015, IROP entered into a credit agreement with respect to a $120,000 senior interim term loan facility, or the KeyBank interim facility, which will mature on September 16, 2016. The KeyBank interim facility may be extended at

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

the option of IROP for an additional six months under certain circumstances.  The KeyBank interim facility requires monthly payments of interest only. IROP must apply 100% of all net proceeds from equity issuances, sales of assets, or refinancings of assets towards repaying the KeyBank interim facility. At March 31, 2016, the KeyBank interim facility bears interest at 500 basis points over 1-month LIBOR.

In April of 2016, IROP repaid $11,600 of the KeyBank interim facility subsequent to a property disposition.

In May of 2016, IROP repaid $18,400 of the KeyBank interim facility subsequent to a property disposition.

CDO notes payable, at amortized cost. CDO notes payable at amortized cost represent notes issued by consolidated CDO securitizations which are used to finance the acquisition of unsecured REIT notes, CMBS securities, commercial mortgages, mezzanine loans, and other loans in our commercial real estate portfolio. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates. Both RAIT I and RAIT II are meeting all of their over collateralization, or OC, and interest coverage, or IC, trigger tests as of March 31, 2016.

CMBS securitizations.  As of March 31, 2016, our subsidiary, RAIT 2014-FL2 Trust, or RAIT FL2, had $134,725 of total collateral at par value, none of which is defaulted. RAIT FL2 had classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $94,537 to investors. We currently own the unrated classes of junior notes, including a class with an aggregate principal balance of $40,188, and the equity, or the retained interests, of RAIT FL2. RAIT FL2 does not have OC triggers or IC triggers.

As of March 31, 2016, our subsidiary, RAIT 2014-FL3 Trust, or RAIT FL3, had $168,278 of total collateral at par value, none of which is defaulted. RAIT FL3 had classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $130,892 to investors. We currently own the unrated classes of junior notes, including a class with an aggregate principal balance of $37,386, and the equity, or the retained interests, of RAIT FL3. RAIT FL3 does not have OC triggers or IC triggers.

As of March 31, 2016, our subsidiary, RAIT 2015-FL4 Trust, or RAIT FL4, had $219,284 of total collateral at par value, none of which is defaulted. RAIT FL4 had classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $177,894 to investors. We currently own the unrated classes of junior notes, including a class with an aggregate principal balance of $41,390, and the equity, or the retained interests, of RAIT FL4. RAIT FL4 does not have OC triggers or IC triggers.

As of March 31, 2016, our subsidiary, RAIT 2015-FL5 Trust, or RAIT FL5, has $347,446 of total collateral at par value, none of which is defaulted. RAIT FL5 had classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $263,624 to investors.  Upon closing we retained $23,019 of investment grade notes and all of the unrated classes of junior notes and equity. In February 2016, we contributed the unrated classes of junior notes and equity of RAIT FL5 to a venture. We retained a 60% interest in the venture, and, as a result of our control, we consolidate the venture.  We received approximately $24.8 million of proceeds as a result of this contribution. RAIT FL5 does not have OC triggers or IC triggers.  In April 2016, we sold the $23,019 of investment grade notes.

Loans payable on real estate. As of March 30, 2016 and December 31, 2015, we had $761,767 and $815,746, respectively, of other indebtedness outstanding relating to loans payable on consolidated real estate. These loans are secured by specific consolidated real estate and commercial loans included in our consolidated balance sheets.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

Maturity of Indebtedness

Generally, the majority of our indebtedness is payable in full upon the maturity or termination date of the underlying indebtedness.  The following table displays the aggregate contractual maturities of our indebtedness on or before December 31 by year:

	Recourse indebtedness	Non-recourse indebtedness
2016	$82,622	$182,762
2017	34,000	18,470
2018	57,179	370,299
2019	88,905	5,347
2020	-	43,309
Thereafter (1)	275,569	2,141,445
Total	$538,275	$2,761,632
(1)

Includes $30,048 of our 7.0% convertible senior notes which are redeemable at par at the option of the holder in April 2016, April 2021, and April 2026.  Includes $141,750 of our 4.0% convertible senior notes which are redeemable at par at the option of the holder in October 2018, October 2023, and October 2028.

NOTE 6: DERIVATIVE FINANCIAL INSTRUMENTS

We may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with our borrowings. The principal objective of such arrangements is to minimize the risks and/or costs associated with our operating and financial structure as well as to hedge specific anticipated transactions.  While these instruments may impact our periodic cash flows, they benefit us by minimizing the risks and/or costs previously described. The counterparties to these contractual arrangements are major financial institutions with which we and our affiliates may also have other financial relationships. In the event of nonperformance by the counterparties, we are potentially exposed to credit loss. However, because of the high credit ratings of the counterparties, we do not anticipate that any of the counterparties will fail to meet their obligations.

Interest Rate Swaps and Caps

We have entered into various interest rate swap contracts to hedge interest rate exposure on floating rate indebtedness. IRT has also entered into an interest cap contract to hedge its interest rate exposure on floating rate indebtedness.

We designate interest rate hedge agreements at inception and determine whether or not the interest rate hedge agreement is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. At designation, certain of these interest rate swaps had a fair value not equal to zero. However, we concluded, at designation, that these hedging arrangements were highly effective during their term using regression analysis and determined that the hypothetical derivative method would be used in measuring any ineffectiveness. At each reporting period, we update our regression analysis and, as of March 31, 2016, we concluded that these hedging arrangements were highly effective during their remaining term and used the hypothetical derivative method in measuring the ineffective portions of these hedging arrangements.

The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments as of March 31, 2016 and December 31, 2015:

	As of March 31, 2016			As of December 31, 2015
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges:
Interest rate swaps	$171,288	$-	$(2,401)	$243,816	$—	$(4,672)
Interest rate cap	200,000	6	-	200,000	24	-
Other interest rate swaps	43,925	-	(1,780)	37,325	182	(55)
Net fair value	$415,213	$6	$(4,181)	$481,141	$206	$(4,727)

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

During the period April 1, 2016 through September 30, 2016, interest rate swap agreements relating to RAIT I and RAIT II with a notional amount of $171,288 and a weighted average strike rate of 4.8% as of March 31, 2016, will terminate in accordance with their terms.

Effective interest rate swaps and caps are reported in accumulated other comprehensive income and the fair value of these hedge agreements is included in other assets or derivative liabilities.

For interest rate swaps and caps that are considered effective hedges, we reclassified realized losses of $2,403 and $4,967, respectively, to earnings for the three months ended March 31, 2016 and 2015.

Changes in the fair value of our other interest rate swaps are reported in change in fair value of financial instruments in the Consolidated Statements of Operations.

NOTE 7: FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments” requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of investments in mortgages and loans, investments in securities, CDO notes payable, convertible senior notes, junior subordinated notes, warrants and investor share appreciation rights, or SARs and derivative assets and liabilities is based on significant observable and unobservable inputs. The fair value of cash and cash equivalents, restricted cash, secured credit facilities, CMBS facilities, commercial mortgage facilities and other indebtedness approximates cost due to the nature of these instruments.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

The following table summarizes the carrying amount and the fair value of our financial instruments as of March 31, 2016:

Financial Instrument	Carrying Amount	Estimated Fair Value
Assets
Commercial mortgages, mezzanine loans, and preferred equity interests	$1,594,467	$1,538,346
Cash and cash equivalents	94,569	94,569
Restricted cash	200,166	200,166
Derivative assets	6	6

Liabilities
Recourse indebtedness:
7.0% convertible senior notes	29,004	25,541
4.0% convertible senior notes	133,763	113,754
7.625% senior notes	58,014	47,712
7.125% senior notes	69,896	65,807
Senior secured notes	61,847	66,521
Junior subordinated notes, at fair value	9,785	9,785
Junior subordinated notes, at amortized cost	24,887	10,236
CMBS facilities	122,270	122,801
Non-recourse indebtedness:
Secured credit facilities	320,855	324,977
Term loans	89,277	90,216
CDO notes payable, at amortized cost	905,230	741,480
CMBS securitizations	660,139	657,753
Loans payable on real estate	757,668	787,681
Other indebtedness	24,595	24,321
Derivative liabilities	4,181	4,181
Warrants and investor SARs	29,100	29,100

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

The following table summarizes the carrying amount and the fair value of our financial instruments as of December 31, 2015:

Financial Instrument	Carrying Amount	Estimated Fair Value
Assets
Commercial mortgages, mezzanine loans, and preferred equity interests, net	$1,606,486	$1,537,086
Cash and cash equivalents	125,886	125,886
Restricted cash	213,012	213,012
Derivative assets	206	206
Liabilities
Recourse indebtedness:
7.0% convertible senior notes	28,868	27,795
4.0% convertible senior notes	133,039	104,184
7.625% senior notes	57,952	46,560
7.125% senior notes	69,749	62,471
Senior secured notes	63,045	66,725
Junior subordinated notes, at fair value	10,504	10,504
Junior subordinated notes, at amortized cost	24,884	11,221
CMBS facilities	96,723	97,067
Non-recourse indebtedness:
Secured credit facilities	267,155	271,500
Term loans	118,418	120,000
CDO notes payable, at amortized cost	937,569	801,289
CMBS securitizations	708,510	709,001
Loans payable on real estate	811,666	834,816
Derivative liabilities	4,727	4,727
Warrants and investor SARs	26,200	26,200

Fair Value Measurements

The following tables summarize information about our assets and liabilities measured at fair value on a recurring basis as of March 31, 2016, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (a)	Balance as of March 31, 2016
Derivative assets	$—	$6	$—	$6
Total assets	$—	$6	$—	$6

Liabilities:	Quoted Prices in Active Markets for Identical Assets (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (a)	Balance as of March 31, 2016
Junior subordinated notes, at fair value	$—	$—	$9,785	$9,785
Derivative liabilities	—	4,181	—	4,181
Warrants and investor SARs	—	—	29,100	29,100
Total liabilities	$—	$4,181	$38,885	$43,066

(a)	During the three months ended March 31, 2016, there were no transfers between Level 1 and Level 2, and there were no transfers into and/or out of Level 3.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

The following tables summarize information about our assets and liabilities measured at fair value on a recurring basis as of December 31, 2015, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (a)	Balance as of December 31, 2015
Derivative assets	$—	$206	$—	$206
Total assets	$—	$206	$—	$206

Liabilities:	Quoted Prices in Active Markets for Identical Assets (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (a)	Balance as of December 31, 2015
Junior subordinated notes, at fair value	$—	$—	$10,504	$10,504
Derivative liabilities	—	4,727	—	4,727
Warrants and investor SARs	—	—	26,200	26,200
Total liabilities	$—	$4,727	$36,704	$41,431

(a)	During the year ended December 31, 2015, there were no transfers between Level 1 and Level 2, and there were no transfers into and/or out of Level 3.

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

For the fair value of our junior subordinated notes, at fair value, and warrant and investor SARs classified as Level 3 liabilities, we estimate the fair value of these financial instruments using significant unobservable inputs.  For the junior subordinated notes, at fair value, we use a discounted cash flow model as the valuation technique and the significant unobservable inputs as of December 31, 2015 include discount rates ranging from 12.9% to 13.3% and as of March 31, 2016 include discount rates ranging from 13.0% to 13.4%.  For the warrants and investor SARs, we utilized a third party valuation firm who used a binomial model as the valuation technique and the significant unobservable inputs as of March 31, 2016 and December 31, 2015 include 61.0% and 61.0%, respectively, for the annual volatility of our common shares of beneficial interest over the term of the warrants and investor SARs, 11.5% and 12.0%, respectively, for the credit adjusted discount rate on our unsecured debt issued that may be issued in satisfaction of the warrants and investor SARs, and 10.0% and 10.6%, respectively, for the dividend rate and future dividend rate on our common shares of beneficial interest.

The following table summarizes additional information about assets and liabilities that are measured at fair value on a recurring basis for which we have utilized level 3 inputs to determine fair value for the three months ended March 31, 2016:

Liabilities	Warrants and investor SARS	Junior Subordinated Notes, at Fair Value	Total Level 3 Liabilities
Balance, as of December 31, 2015	$26,200	$10,504	$36,704
Change in fair value of financial instruments	2,900	(719)	2,181
Purchases	—	—	—
Principal Repayments	—	—	—
Balance, as of March 31, 2016	$29,100	$9,785	$38,885

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

Non-Recurring Fair Value Measurements

As of March 31, 2016, we measured a real estate asset at a fair value of $6,386 in our consolidated balance sheets as it was impaired.  The fair value was based on an executed letter of intent to sell the real estate asset and was classified within Level 2 of the fair value hierarchy.  The significant input was the purchase price derived by the potential buyer.

Our other non-recurring fair value measurements relate primarily to our commercial real estate loans that are considered impaired and for which we maintain an allowance for loss. In determining the allowance for losses, we estimate the fair value of the respective commercial real estate loan and compare that fair value to our total investment in the loan. When estimating the fair value of the commercial real estate loan, management uses discounted cash flow analyses and capitalization rates on the underlying property’s net operating income. The discounted cash flow analyses and capitalization rates are based on market information and comparable sales of similar properties.  These methodologies are classified in Level 3 of the fair value hierarchy.

The following tables summarize the valuation technique and the level of the fair value hierarchy for financial instruments that are not fair valued in the accompanying consolidated balance sheets but for which fair value is required to be disclosed. The fair value of cash and cash equivalents, restricted cash, secured credit facilities, CMBS facilities, commercial mortgage facilities and other indebtedness approximates cost due to the nature of these instruments and are not included in the tables below.

				Fair Value Measurement
	Carrying Amount as of March 31, 2016	Estimated Fair Value as of March 31, 2016	Valuation Technique	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial mortgages, mezzanine loans, other loans and preferred equity interests	$1,594,467	$1,538,346	Discounted cash flows	$—	$—	$1,551,077
7.0% convertible senior notes	29,004	25,541	Trading price	25,506	—	—
4.0% convertible senior notes	133,763	113,754	Trading price	113,754	—
7.625% senior notes	58,014	47,712	Trading price	47,712	—	—
7.125% senior notes	69,896	65,807	Trading price	65,807	—
Senior secured notes	61,847	66,521	Discounted cash flows	—	—	66,521
Junior subordinated notes, at amortized cost	24,887	10,236	Discounted cash flows	—	—	10,236
CDO notes payable, at amortized cost	905,230	741,480	Discounted cash flows	—	—	741,480
CMBS securitizations	660,139	657,753	Discounted cash flows	—	—	657,753
Loans payable on real estate	757,668	787,681	Discounted cash flows	—	—	787,681

				Fair Value Measurement
	Carrying Amount as of December 31, 2015	Estimated Fair Value as of December 31, 2015	Valuation Technique	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial mortgages, mezzanine loans, other loans and preferred equity interests	$1,606,486	$1,537,086	Discounted cash flows	$—	$—	$1,537,086
7.0% convertible senior notes	28,868	27,795	Trading price	27,795	—	—
4.0% convertible senior notes	133,039	104,184	Trading price	104,184	—	—
7.625% senior notes	57,952	46,560	'Trading price	46,560	—	—
7.125% senior notes	69,749	62,471	Trading price	62,471	—	—
Senior secured notes	63,045	66,725	Discounted cash flows	—	—	66,725
Junior subordinated notes, at amortized cost	24,884	11,221	Discounted cash flows	—	—	11,221
CDO notes payable, at amortized cost	937,569	801,289	Discounted cash flows	—	—	801,289
CMBS securitization	708,510	709,001	Discounted cash flows	—	—	709,001
Loans payable on real estate	811,666	834,816	Discounted cash flows	—	—	834,816

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

Change in Fair Value of Financial Instruments

The following table summarizes realized and unrealized gains and losses on assets and liabilities for which we elected the fair value option of FASB ASC Topic 825, “Financial Instruments” and derivatives as reported in change in fair value of financial instruments in the accompanying consolidated statements of operations:

	For the Three Months Ended March 31,
Description	2016	2015
Change in fair value of trading securities and security-related receivables	$—	$(171)
Change in fair value of junior subordinated notes	719	(81)
Change in fair value of derivatives	(1,907)	(2,047)
Change in fair value of warrants and investors SARs	(2,900)	6,789
Change in fair value of financial instruments	$(4,088)	$4,490

The changes in the fair value for the trading securities and security-related receivables, and junior subordinated notes for which the fair value option was elected for the three months ended March 31, 2016 and 2015 was primarily attributable to changes in instrument specific credit risks. The changes in the fair value of derivatives for which the fair value option was elected for the three months ended March 31, 2016 and 2015 were mainly due to changes in interest rates. The changes in fair value of the warrants and investor SARs for the three months ended March 31, 2016 and 2015 were due to changes in the reference stock price and volatility.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 8: VARIABLE INTEREST ENTITIES

The determination of when to consolidate a VIE is based on the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance together with either the obligation to absorb losses or the right to receive benefits that could be significant to the VIE. On January 1, 2016, we adopted a new accounting standard related to consolidation.  Refer to NOTE 2: Summary of Significant Accounting Policies for further information.  We evaluated our investments and determined that, as of March 31, 2016 and December 31, 2015, our consolidated VIEs were: RAIT I, RAIT II, IRT, and RAIT VIE Properties (Willow Grove, Cherry Hill, South Terrace, Cole’s Crossing, McDowell, and our ten industrial properties).  Also, as of March 31, 2016, the venture described in Note 5: Indebtedness was determined to be a VIE (RAIT Venture VIE). The following table presents the assets and liabilities of our consolidated VIEs as of each respective date.

	As of March 31, 2016
	RAIT Securitizations	IRT	RAIT VIE Properties	RAIT Venture VIE	Total
Assets
Investments in mortgages and loans, at amortized cost:
Commercial mortgages, mezzanine loans, other loans and preferred equity interests	$1,330,285	$—	$—	$346,385	$1,676,670
Allowance for losses	—	—	—	—	0
Total investments in mortgages and loans	1,330,285	—	—	346,385	1,676,670
Investments in real estate
Investments in real estate	—	1,357,338	279,008	—	1,636,346
Accumulated depreciation	—	(44,422)	(28,874)	—	(73,296)
Total investments in real estate	—	1,312,916	250,134	—	1,563,050
Cash and cash equivalents	—	21,924	1,761	722	24,407
Restricted cash	11,295	7,015	3,290	3	21,603
Accrued interest receivable	76,722	—	—	1,555	78,277
Other assets	11,735	2,795	13,492	—	28,022
Intangible assets
Intangible assets	—	15,287	5,245	—	20,532
Accumulated amortization	—	(15,287)	(2,196)	—	(17,483)
Total intangible assets	—	—	3,049	—	3,049
Total assets	$1,430,037	$1,344,650	$271,726	$348,665	$3,395,078
Liabilities and Equity
Indebtedness	$1,146,378	$940,336	$273,548	$307,704	$2,667,966
Accrued interest payable	456	1,175	15,935	613	18,179
Accounts payable and accrued expenses	2	16,089	5,676	—	21,767
Derivative liabilities	2,401	—	—	—	2,401
Deferred taxes, borrowers’ escrows and other liabilities	—	6,078	22,194	630	28,902
Total liabilities	1,149,237	963,678	317,353	308,947	2,739,215
Equity:
Shareholders’ equity:
Accumulated other comprehensive income (loss)	(2,409)	(26)	—	—	(2,435)
RAIT investment	118,291	75,542	17,887	38,628	250,348
Retained earnings (deficit)	164,918	(23,090)	(62,768)	1,090	80,150
Total shareholders’ equity	280,800	52,426	(44,881)	39,718	328,063
Noncontrolling Interests	—	328,546	(746)	—	327,800
Total liabilities and equity	$1,430,037	$1,344,650	$271,726	$348,665	$3,395,078

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

	As of December 31, 2015
	RAIT Securitizations	IRT	RAIT VIE Properties	Total
Assets
Investments in mortgages and loans, at amortized cost:
Commercial mortgages, mezzanine loans, other loans and preferred equity interests	$1,358,497	$—	$—	$1,358,497
Allowance for losses	—	—	—	—
Total investments in mortgages and loans	1,358,497	—	—	1,358,497
Investments in real estate
Investments in real estate	—	1,372,015	278,774	1,650,789
Accumulated depreciation	—	(39,638)	(26,398)	(66,036)
Total investments in real estate	—	1,332,377	252,376	1,584,753
Cash and cash equivalents	—	38,301	1,589	39,890
Restricted cash	12,718	5,413	2,859	20,990
Accrued interest receivable	73,368	—	—	73,368
Other assets	11,539	3,362	13,740	28,641
Intangible assets
Intangible assets	—	15,287	5,245	20,532
Accumulated amortization	—	(11,551)	(1,446)	(12,997)
Total intangible assets	—	3,736	3,799	7,535
Total assets	$1,456,122	$1,383,189	$274,363	$3,113,674
Liabilities and Equity
Indebtedness	$1,178,794	$966,611	$273,766	$2,419,171
Accrued interest payable	445	1,239	13,997	15,681
Accounts payable and accrued expenses	8	19,304	6,000	25,312
Derivative liabilities	4,672	—	—	4,672
Deferred taxes, borrowers’ escrows and other liabilities	—	6,004	22,214	28,218
Total liabilities	1,183,919	993,158	315,977	2,493,054
Equity:
Shareholders’ equity:
Accumulated other comprehensive income (loss)	(4,691)	(8)	—	(4,699)
RAIT investment	115,810	68,273	17,420	201,503
Retained earnings (deficit)	161,084	(14,499)	(59,454)	87,131
Total shareholders’ equity	272,203	53,766	(42,034)	283,935
Noncontrolling Interests	—	336,265	420	336,685
Total liabilities and equity	$1,456,122	$1,383,189	$274,363	$3,113,674

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

NOTE 9: SERIES D PREFERRED SHARES

On October 1, 2012, we entered into a Securities Purchase Agreement, or the purchase agreement, with ARS VI Investor I, LLC, or the investor, an affiliate of Almanac Realty Investors, LLC, or Almanac. During the period from the effective date of the purchase agreement through March 31, 2016, we sold to the investor on a private placement basis in four sales between October 2012 and March 2014 for an aggregate purchase price of $100,000, or the total commitment, the following securities, in the aggregate: (i) 4,000,000 Series D Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share, of RAIT, or the

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

Series D Preferred Shares, (ii) common share purchase warrants, or the warrants, exercisable for 9,931,000 of our common shares, or the common shares which have subsequently adjusted to 11,014,048 shares), and (iii) common share appreciation rights, or the investor SARs, with respect to up to 6,735,667 common shares (which have subsequently adjusted to 7,470,241 shares).

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

The warrants and investor SARs were both determined to be classified as liabilities and had a combined fair value of $29,100 as of March 31, 2016. The initial fair value of the warrants and investor SARs are recorded as a liability and re-measured at each reporting period until the warrants and investor SARs are settled. Changes in fair value will be recorded in earnings as a component of the change in fair value of financial instruments in the consolidated statement of operations.

The following table summarizes the sales activity of the Series D Preferred Shares from the effective date of the agreement through March 31, 2016:

Aggregate purchase price		$100,000
Initial value of warrants and investor SARs issued to-date	(21,805)
Costs incurred	(6,834)
Total discount		(28,639)
Discount amortization to-date		15,724
Carrying amount of Series D Preferred Shares		$87,085

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 10: SHAREHOLDERS’ EQUITY

Preferred Shares

Dividends:

The following table summarizes the dividends we declared and paid on the preferred shares for the three months ended March 31, 2016:

March 31, 2016
Series A Preferred Shares
Date declared	2/16/2016
Record date	3/1/2016
Date paid	3/31/2016
Total dividend amount	$2,570
Series B Preferred Shares
Date declared	2/16/2016
Record date	3/1/2016
Date paid	3/31/2016
Total dividend amount	$1,225
Series C Preferred Shares
Date declared	2/16/2016
Record date	3/1/2016
Date paid	3/31/2016
Total dividend amount	$910
Series D Preferred Shares
Date declared	2/16/2016
Record date	3/1/2016
Date paid	3/31/2016
Total dividend amount	$2,125

At Market Issuance Sales Agreement (ATM):

On June 13, 2014, we entered into an At Market Issuance Sales Agreement, or the 2014 Preferred ATM agreement, with MLV & Co. LLC, or MLV, providing that, from time to time during the term of the 2014 Preferred ATM agreement, on the terms and subject to the conditions set forth therein, we may issue and sell through MLV up to $150,000 aggregate amount of preferred shares.

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

As of March 31, 2016, 2,763,204 Series A Preferred Shares, 947,496 Series B Preferred Shares, and 999,675 Series C Preferred Shares remain available for issuance under the 2014 Preferred ATM agreement.

Common Shares

Dividends:

On March 14, 2016, the board of trustees declared a $0.09 dividend on our common shares to holders of record as of April 8, 2016. The dividend was paid on April 29, 2016 and totaled $8,200. During the three months ended March 31, 2016, we also paid $348 of dividends on restricted common share awards that vested in this period.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

Equity Compensation:

On February 23, 2016, the compensation committee awarded 168,776 common share awards, valued at $400 using our closing stock price of $2.37, to the board’s non-management trustees. These awards vested immediately. On February 22, 2016, the compensation committee awarded 367,000 restricted common share awards, valued at $873 using our closing stock price of $2.38, to our non-executive officer employees. These awards generally vest over a three-year period.

On February 22, 2016, the compensation committee awarded 895,000 stock appreciation rights, or SARs, valued at $206 based on a Black-Scholes option pricing model at the date of grant, to our non-executive officer employees. The SARs vest over a three-year period and may be exercised between the date of vesting and February 22, 2021, the expiration date of the SARs.

On March 31, 2015, the compensation committee adopted a 2015 Annual Incentive Compensation Plan, or the annual cash bonus plan, and made awards to three of our executive officers, or the eligible officers, setting forth the basis on which 2015 target cash bonus awards are earned. In addition, the compensation committee adopted a 2015 Long Term Incentive Plan, or the LTIP, and made awards, or the 2015 awards, to the eligible officers setting forth the basis on which the eligible officers could earn equity compensation for the years 2015 through 2018. Pursuant to the LTIP, each eligible officer was granted an initial long term equity award, consisting of both a performance share unit award for a three year performance period and an annual restricted share award vesting over a four year period. Three components of the performance share unit award have market conditions and had grant date fair values of $3.35, $3.26 and $2.17 per share. Both the annual cash bonus plan and the LTIP were adopted pursuant to our 2012 Incentive Award Plan. For the three months ended March 31, 2016, we recorded $122 of compensation expense related to the LTIP.

On April 22, 2016, the compensation committee made 2016 awards, or the 2016 awards, to the eligible executives pursuant to the annual cash bonus plan and the LTIP.  The LTIP awards consist of both a performance share unit award for a three year performance period commencing January 1, 2016 and ending December 31, 2018 and an annual restricted share award vesting over a four year period.

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

Dividend Reinvestment and Share Purchase Plan (DRSPP):

We have a dividend reinvestment and share purchase plan, or DRSPP, under which we registered and reserved for issuance, in the aggregate, 10,500,000 common shares. During the three months ended March 31, 2016, we issued a total of 2,527 common shares

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

pursuant to the DRSPP at a weighted-average price of $2.56 per share and we received $6 of net proceeds. As of March 31, 2016, 7,759,195 common shares, in the aggregate, remain available for issuance under the DRSPP.

Capital on Demand™ Sales Agreement (COD):

On November 21, 2012, we entered into a Capital on Demand™ Sales Agreement, or the COD sales agreement, with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we may issue and sell up to 10,000,000 of our common shares from time to time through JonesTrading acting as agent and/or principal, subject to the terms and conditions of the COD sales agreement. Unless the COD sales agreement is earlier terminated by JonesTrading or us, the COD sales agreement automatically terminates upon the issuance and sale of all of the common shares subject to the COD sales agreement. During the three months ended March 31, 2016, we did not issue any common shares pursuant to this agreement. As of March 31, 2016, 7,918,919 common shares, in the aggregate, remain available for issuance under the COD sales agreement.

Noncontrolling Interests

On September 17, 2015, IRT issued 15,110,994 shares of IRT common stock in connection with the TSRE merger. As of March 31, 2016 and December 31, 2015, we held 7,269,719 shares, of IRT common stock representing 15.4% and 15.5%, respectively, of the outstanding shares of IRT common stock.  On September 17, 2015 IRT also issued 1,925,419 IROP units in connection with the TSRE merger. We consolidate IRT as it is a VIE and we are the primary beneficiary. See Note 8 for additional disclosures pertaining to VIEs.

NOTE 11: EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,
	2016	2015
Net income (loss)	$(10,503)	$266
(Income) loss allocated to preferred shares	(8,520)	(7,859)
(Income) loss allocated to noncontrolling interests	1,179	496
Net income (loss) allocable to common shares	$(17,844)	$(7,097)
Weighted-average shares outstanding—Basic	91,018,160	82,081,024
Dilutive securities	—	—
Weighted-average shares outstanding—Diluted	91,018,160	82,081,024
Earnings (loss) per share—Basic:
Earnings (loss) per share—Basic	$(0.20)	$(0.09)
Earnings (loss) per share—Diluted:
Earnings (loss) per share—Diluted	$(0.20)	$(0.09)

For the three months ended March 31, 2016 and 2015, securities convertible into 32,325,109 and 31,562,037 common shares, respectively, were excluded from the earnings (loss) per share computations because their effect would have been anti-dilutive.

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

Andrew M. Silberstein serves as a trustee on our board of trustees, as designated pursuant to the purchase agreement. Mr. Silberstein is an equity owner of Almanac and an officer of the investor and holds indirect equity interests in the investor. The transactions pursuant to the purchase agreement are described above in Note 9.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 13: SUPPLEMENTAL DISCLOSURE TO STATEMENT OF CASH FLOWS

The following are supplemental disclosures to the statements of cash flows for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,
	2016	2015
Cash paid for interest	$22,766	$13,933
Cash paid for taxes	120	57
Non-cash decrease in investments in real estate, intangible assets and other liabilities from conversion of loans	(1,499)	—

For a discussion of the non-cash decrease in investments in real estate, intangible assets and other liabilities that occurred during the three months ended March 31, 2016, see Note 4.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2016

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

•

Our IRT segment concentrates on the ownership of apartment properties in opportunistic markets throughout the United States. As of March 31, 2016, IRT owns properties totaling $1,357,338 in gross real estate investments, before accumulated depreciation.

	Real Estate Lending Owning and Management	IRT	Eliminations (a)	Consolidated
Three-Month Period Ended March 31, 2016:
Net interest margin	$18,171	$-	$(265)	$17,906
Property income	30,056	38,666	—	68,722
Fee and other income	9,725	—	(6,873)	2,852
Provision for losses	1,325	—	—	1,325
Depreciation and amortization expense	12,749	11,527	—	24,276
Operating income	(3,650)	(2,590)	—	(6,240)
Change in fair value of financial instruments	(4,088)	—	—	(4,088)
Income tax benefit (provision)	993	—	—	993
Net income (loss)	(9,148)	(46)	(1,309)	(10,503)

Three-Month Period Ended March 31, 2015:
Net interest margin	$16,572	$-	$(238)	$16,334
Property income	31,617	21,657	—	53,274
Fee and other income	9,790	—	(4,196)	5,594
Provision for losses	2,000	—	—	2,000
Depreciation and amortization expense	12,986	6,038	—	19,024
Operating income	(3,004)	(242)	(1)	(3,247)
Change in fair value of financial instruments	4,490	—	—	4,490
Income tax benefit (provision)	(582)	—	—	(582)
Net income (loss)	1,817	(241)	(1,310)	266

(a)	The transactions that occur between the reportable segments include advisory and property management services, as well as, providing commercial mortgages on our owned real estate.

NOTE 15: COMMITMENTS AND CONTINGENCIES

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

As of March 31, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

On November 23, 2015, a shareholders’ derivative action, or the action, captioned Lobins v. Brown, et al., was filed in the Court of Common Pleas of Philadelphia County, or the court, (Civil Case No. 151103347) naming RAIT, as nominal defendant, and certain of our current and former executive officers and trustees as defendants, or the individual defendants.  The complaint in the action alleges that the individual defendants breached their fiduciary duties in connection with certain restructuring fees paid to TCM. These restructuring fees were the subject of the investigation by the staff of the SEC, the settlement of which was concluded on September 3, 2015.  RAIT and the individual defendants have denied and continue to deny each and all of the allegations made in the action.

On March 4, 2016, the court issued an order preliminary approving a proposed settlement of the action.  The proposed settlement consists of the adoption by RAIT of additions to its Trust Governance Guidelines and the creation of a Board-level Risk Management Committee.  The action is not a “class action” and no individual shareholder has the right to receive any direct recovery from the proposed settlement.  The proposed settlement, if finally approved by the court, will fully and finally resolve the issues raised in the action.  The court has scheduled a hearing on June 7, 2016 at which the court will consider: (i) whether to approve the proposed settlement as fair, reasonable, adequate and in the best interests of RAIT and its shareholders; (ii) whether to dismiss the action and whether the releases set forth in the related Stipulation and Agreement of Settlement should be made full and final; (iii) whether the notice provided to RAIT shareholders conformed with court rules and due process; and (iv) whether the court should approve plaintiff’s counsel’s request for attorneys’ fees and reimbursement of expenses in an aggregate amount no greater than $250,000, as well as such other matters as may properly come before the Court.  At this juncture, we cannot guarantee that this approval will be forthcoming.  Similarly, we cannot guarantee what the exact terms of any such final settlement or other resolution of this matter will be.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to historical information, this discussion and analysis contains forward-looking statements. These statements can be identified by the use of forward-looking terminology including “may,” “believe,” “will,” “expect,” “anticipate,” “estimate,” “seek,” “continue” or similar words. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. These risks and uncertainties include, without limitation, those set forth in our filings with the Securities and Exchange Commission, including those described in the “Forward Looking Statements” and “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2015, and that we cannot assure you that we will be able to successfully implement the property sales program or achieve the expected results described in the Overview below. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report, except as may be required by applicable law.

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

Our performance with respect to our commercial real estate lending business in the first quarter of 2016 was impacted by CMBS market conditions and other trends we have previously disclosed.  Our level of origination and of conduit loans and bridge loans during the first quarter of 2016 was significantly lower than 2015 quarterly levels.  We did not sell any conduit loans during the first quarter of 2016 and so did not generate any CMBS gain on sales after generating such gains each quarter in 2015.  In addition, repayments of the loans underlying our securitizations and otherwise increased in the first quarter of 2016 as compared to the first quarter of 2015.  Nonetheless, our net interest margin, or NIM, from our investments in loans increased $1.9 million in the first quarter of 2016 from the first quarter of 2015.  Our performance with respect to our owned real estate business in the first quarter of 2016 reflected successful implementation of strategies to improve the operating results of our owned properties and, as Independence Realty Trust Inc.’s, or IRT’s, external advisor, managing IRT’s integration of its acquisition of TSRE.  We began implementing our strategy and managing IRT’s strategy to recycle capital and reduce leverage by selling appropriate properties.

We will continue to seek to simplify our business and focus on our core strategy, commercial real estate lending. To do this we are accelerating the RAIT property sale program in order to recycle capital for reinvestment. We plan to sell a number of RAIT-owned properties over the next six months. We expect each of the sales to reduce leverage and enable us to reallocate a significant amount of capital into the higher yielding lending business.

Investors should read Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, or the Annual Report, for a detailed discussion of the following items:

•	Trends relating to capital markets.
•	Trends relating to originating and financing conduit loans and bridge loans.
•	Trends relating to investments in real estate.
•	Interest rate environment.
•	Prepayment rates.
•	Commercial real estate performance.

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

The tables below describe certain characteristics of our commercial mortgages, mezzanine loans, and preferred equity interests as of March 31, 2016 (dollars in thousands):

	Carrying Value	Weighted- Average Coupon	Range of Maturities	Number of Loans
Commercial Real Estate (CRE) Loans
Commercial mortgages	$1,420,059	5.6%	Apr. 2016 to Jan. 2029	121
Mezzanine loans	169,197	9.8%	May 2016 to May 2025 (1)	54
Preferred equity interests	24,236	5.9%	Sep. 2016 to Aug. 2025	6
Total investments in loans	$1,613,492	6.0%		181
(1)

Does not include the maturity dates of five mezzanine loans all of which had maturity dates prior to March 31, 2016 and have been identified as impaired. Three of these loans are 90 days or more past due, one of these loans is 30 to 59 days past due and one of these loans is in the process of being restructured.

During the three months ended March 31, 2016, we originated $40.5 million of CRE loans and received CRE loan repayments of $55.1 million, contributing to a net reduction in our loan portfolio of $11.0 million.  We finance our consolidated CRE loans on a long-term basis through securitizations.

The charts below describe the property types and the geographic breakdown of our commercial mortgages, mezzanine loans, other loans, and preferred equity interests as of March 31, 2016:

(a)	Based on carrying amount.

Investments in real estate. We invest in real estate properties, primarily multi-family properties, throughout the United States. This asset class is held in our CRE and our IRT business lines. We manage substantially all of our properties through our property management subsidiaries.   The table below describes certain characteristics of our investments in real estate as of March 31, 2016 (dollars in thousands):

	Investments in Real Estate (a)	Average Physical Occupancy	Units/ Square Feet/ Acres	Number of Properties
RAIT Multi-family real estate properties	$462,724	93.3%	5,103	21
IRT Multi-family real estate properties	1,357,338	93.5%	13,502	48
Office real estate properties	321,011	78.2%	2,145,968	12
Industrial real estate properties	94,938	82.0%	1,615,473	10
Retail real estate properties	122,501	71.3%	1,378,171	5
Redevelopment real estate properties	78,509	46.7%	1,206,514	2
Parcels of land	50,613	N/A	14.2	8
Total	$2,487,634	—		106

(a)	Based on properties owned as of March 31, 2016.

The charts below describe the property types and the geographic breakdown of our investments in real estate as of March 31, 2016:

(a)	Based on book value.

Securitization Summary

Overview. We have used securitizations to match fund the interest rates and maturities of our assets with the interest rates and maturities of the related financing. This strategy has helped us reduce interest rate and funding risks on our loan portfolios for the long-term. A securitization is a structure in which multiple classes of debt and equity are issued by a special purpose entity to finance a portfolio of assets. Cash flow from the portfolio of assets is used to repay the securitization liabilities sequentially, in order of seniority. The most senior classes of debt typically have credit ratings of “AAA” through “BBB–” and therefore can be issued at yields that are lower than the average yield of the loans collateralizing the securitization. The debt tranches are typically rated based on portfolio quality, diversification and structural subordination. The equity securities issued by the securitization are the “first loss” piece of the capital structure, but they are entitled to all residual amounts available for payment after the obligations to the debt holders have been satisfied. Our retained interests described below included in our investments in our consolidated securitizations are typically in such “first loss” position. Historically, the stated maturity of the debt issued by a securitization we have sponsored and consolidated has been between 15 and 17 years. However, we expect the weighted average life of such debt to be shorter than the stated maturity due to the financial condition of the borrowers on the underlying loans and the characteristics of such loans, including the existence and frequency of exercise of any permitted prepayment, the prevailing level of interest rates, the actual default rate and the actual level of any recoveries on any defaulted loans. Debt issued by these securitizations is non-recourse to RAIT and payable solely from the payments by the borrowers on the loans collateralizing these securitizations. These assets are in most cases “non-recourse” or limited recourse loans secured by commercial real estate assets or real estate entities. This means that we look primarily to the assets securing the loan for repayment, subject to certain standard exceptions.

As of March 31, 2016, we have sponsored six securitizations with varying amounts of retained or residual interests held by us which we consolidate in our financial statements as follows: RAIT I, RAIT II, RAIT 2014-FL2 Trust, or RAIT FL2, RAIT 2014-FL3 Trust, or RAIT FL3, RAIT 2014-FL4 Trust, or RAIT FL4, and RAIT 2015-FL5, or RAIT FL5. We refer to RAIT FL2, RAIT FL3 and RAIT FL4 and RAIT FL5 as the FL securitizations. We exercised our rights and unwound a seventh securitization we had sponsored, RAIT 2013-FL1 Trust, or RAIT FL1, in 2015.  The assets and liabilities of these securitizations are presented at amortized cost in our consolidated financial statements. We originated substantially all of the loans collateralizing RAIT I, RAIT II and the FL securitizations. We serve as the collateral manager, servicer and special servicer on RAIT I and RAIT II and as servicer and special servicer for each of the FL securitizations.

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

Repayment of the loans collateralizing RAIT I and RAIT II outside their contractual maturities increased in the first quarter of 2016 and we expect it to continue to increase in the remainder of 2016 through 2019. This has reduced, and we expect it to continue to reduce, our returns from these securitizations. We are evaluating alternative strategies seeking to replace these returns. We expect to undertake a similar analysis for any securitization we sponsor as the notes issued by such securitization approach their respective weighted average lives.

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

A summary of the investments in our consolidated securitizations as of the most recent payment information is as follows:

•

RAIT I—RAIT I has $787.8 million of total collateral at par value, of which $15.7 million is defaulted. The current overcollateralization, or OC, test is passing at 130.5% with an OC trigger of 116.2%. We currently own $41.3 million of the securities that were originally rated investment grade and $200.0 million of the non-investment grade securities issued by this securitization. We are currently receiving all distributions required by the terms of our retained interests in this securitization and are receiving all of our collateral management fees. We pledged $30.2 million of the securities we own issued by RAIT I as collateral for a senior secured note we issued.

•

RAIT II—RAIT II has $595.2 million of total collateral at par value, of which $19.5 million is defaulted. The current OC test is passing at 125.3% with an OC trigger of 111.7%. We currently own $91.8 million of the securities that were originally rated investment grade and $140.7 million of the non-investment grade securities issued by this securitization. We are currently receiving all distributions required by the terms of our retained interests in this securitization and are receiving all of our collateral management fees. We pledged $54.3 million of the securities we own issued by RAIT II as collateral for a senior secured note we issued.

•

RAIT FL2—RAIT FL2 has $117.9 million of total collateral at par value, of which there is no collateral that is in default. RAIT FL2 does not have OC triggers or IC triggers. RAIT FL2, has classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $77.7 million to investors. We currently own the unrated classes of junior notes, including a class with an aggregate principal balance of $40.2 million, and the equity, or the retained interests, of RAIT FL2. We are evaluating whether or not to redeem the current aggregate principal balance outstanding of the investment grade senior notes issued by RAIT FL2 in accordance with their terms.

•

RAIT FL3—RAIT FL3 has $164.6 million of total collateral at par value, of which there is no collateral that is in default. RAIT FL3 does not have OC triggers or IC triggers. RAIT FL3, has classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $127.2 million to investors. We currently own the unrated classes of junior notes, including a class with an aggregate principal balance of $37.4 million, and the equity, or the retained interests, of RAIT FL3.

•

RAIT FL4—RAIT FL4 has $196.5 million of total collateral at par value, of which there is no collateral that is in default. RAIT FL4 does not have OC triggers or IC triggers. RAIT FL4, has classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $155.1 million. We currently own the unrated classes of junior notes, including a class with an aggregate principal balance of $41.4 million, and the equity, or the retained interests, of RAIT FL4.

•

RAIT FL5-RAIT FL5 has $347.4 million of total collateral at par value, of which there is no collateral that is in default.  RAIT FL5 does not have OC triggers or IC triggers.  RAIT FL5, has classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $263.6 million.  We originally owned $23.0 million investment grade notes and all of the below investment grade and unrated classes of junior notes, with an aggregate principal balance of $83.8 million, and the equity, or the retained interests, of RAIT FL5.  In February 2016, we contributed our junior notes and equity of RAIT FL5 to a venture. We retained a 60% interest in the venture.  We received approximately $24.8 million of capital as a result of this contribution.  In April 2016, all $23.0 million of investment grade notes were sold for $22,559.

Independence Realty Trust, Inc.

IRT common stock trades on the NYSE MKT under the symbol “IRT” with a closing price of $7.61 as of May 6, 2016. We currently hold 7,269,719 shares of IRT common stock representing 15.4% percent of the outstanding shares of IRT common stock as of May 6, 2016. We continue to consolidate IRT in our financial results as of March 31, 2016. For the three months ended March 31, 2016, we reflected IRT’s operating results in our financial results, including $38.7 million of revenue and $0.1 million of net loss. As of March 31, 2016, IRT owned 48 multi-family properties with 13,502 units and a book value of $1.4 billion which were reflected on our balance sheet. As of March 31, 2016, IRT had $940 million of indebtedness which was reflected on our balance sheet. For the three months ended March 31, 2016, we earned $1.7 million of fees from IRT under our advisory agreement with IRT and received $1.3 million of distributions declared on our IRT common stock, both of which are eliminated in consolidation. We characterize IRT as one of our operating segments and break out its financial performance in our financial statements.

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

The table below summarizes our AUM as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	AUM as of March 31, 2016	AUM as of December 31, 2015
Commercial real estate loan portfolio (1)	$4,102,345	$4,144,765
Property management (2)	1,752,479	1,778,836
Total	$5,854,824	$5,923,601

(1)

As of March 31, 2016 and December 31, 2015, our commercial real estate portfolio was comprised of $540.7 million and $554.0 million, respectively, of assets collateralizing RAIT I and RAIT II and $1.1 billion and $1.1 billion, respectively, of investments in real estate of RAIT, $1.4 billion and $1.4 billion, respectively, of investments in real estate of IRT and $218.5 million and $188.0 million, respectively, of commercial mortgage loans, mezzanine loans and preferred equity interests that were not securitized. As of March 31, 2016 and December 31, 2015, our commercial real estate portfolio was also comprised of $855.6 million and $885.1 million, respectively, of assets collateralizing our floating rate securitizations.

(2)

In the fourth quarter of 2013, we exercised our rights under a preferred equity investment we had made in Urban Retail Properties, LLC, or Urban Retail, to assume control of Urban Retail. We completed our acquisition of the equity of Urban Retail in March 2014. Urban Retail manages 63 properties with 18,190,617 square feet in 24 states as of March 31, 2016. In addition, on July 1, 2015 we exercised our rights under the operating agreement for our subsidiary, RAIT Residential, to acquire the 25% of its equity held by unaffiliated investors, making RAIT Residential our wholly owned subsidiary. RAIT Residential provides property management services to apartment properties, including IRT’s properties.

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

We calculate CAD by subtracting from or adding to net income (loss) attributable to common shareholders the following items: depreciation and amortization items including depreciation and amortization, straight-line rental income or expense, amortization of in place leases, amortization of deferred financing costs, amortization of discount on financings and equity-based compensation; changes in the fair value of our financial instruments; realized gains (losses) on assets; provision for loan losses; asset impairments; acquisition gains or losses and transaction costs; certain fee income eliminated in consolidation that is attributable to third parties; and one-time events pursuant to changes in GAAP and certain other non-recurring items.

In the quarter ended March 31, 2016, we changed our method of calculating CAD to exclude the impact of real property sales from CAD.  We made this change in response to investor feedback to focus CAD on our core business activities.  In addition, we provide guidance regarding our expected CAD in future periods and this change removes variability resulting from the ultimate timing of future property sales.  We have amended our comparable prior period disclosures to conform with the current period presentation for this change.

CAD should not be considered as an alternative to net income (loss) or cash generated from operating activities, determined in accordance with GAAP, as an indicator of operating performance. For example, CAD does not adjust for the accrual of income and expenses that may not be received or paid in cash during the associated periods. Please refer to our consolidated financial statements prepared in accordance with GAAP in Part I, Item 1. In addition, our methodology for calculating CAD may differ from the methodologies used by other comparable companies, including other REITs, when calculating the same or similar supplemental financial measures and may not be comparable with these companies.

Set forth below is a reconciliation of CAD to net income (loss) allocable to common shares for the three months ended March 31, 2016 and 2015 (dollars in thousands, except share information):

	For the Three Months Ended March 31, 2016		For the Three Months Ended March 31, 2015
	Amount	Per Share (1)	Amount	Per Share (2)
Cash Available for Distribution:
Net income (loss) allocable to common shares	$(17,844)	$(0.20)	$(7,097)	$(0.09)
Adjustments:
Depreciation and amortization expense	24,276	0.28	19,024	0.24
Change in fair value of financial instruments	4,088	0.04	(4,490)	(0.05)
(Gains) losses on assets	(2,258)	(0.02)	—	—
(Gain) loss on IRT merger with TSRE	(91)	—	—	—
(Gains) losses on extinguishment of debt	(344)	—	—	—
Straight-line rental adjustments	(418)	—	2	—
Share-based compensation	1,273	0.01	1,348	0.02
Acquisition and integration expenses	269	—	957	0.01
Origination fees and other deferred items	6,714	0.07	7,426	0.09
Provision for losses	1,325	0.01	2,000	0.02
Asset impairment	3,922	0.04	—	—
Noncontrolling interest effect of certain adjustments	(8,033)	(0.09)	(4,713)	(0.06)
Cash Available for Distribution	$12,879	$0.14	$14,457	0.18

(1)	Based on 91,018,160 weighted-average shares outstanding for the three months ended March 31, 2016.
(2)	Based on 82,081,024 weighted-average shares outstanding for the three months ended March 31, 2015.

As stated above, we changed our method of calculating CAD in the quarter ended March 31, 2016 to exclude the impact of real property sales.  Set forth below is our reconciliation of CAD to net income (loss) allocable to common shares for the years ended December 31, 2015, 2014 and 2013 below (dollars in thousands, except share information) which reflects such new method and is intended to supersede the corresponding chart previously reported in our annual report:

	For the Year Ended December 31, 2015		For the Year Ended December 31, 2014		For the Year Ended December 31, 2013
	Amount	Per Share (1)	Amount	Per Share (2)	Amount	Per Share (3)
Cash Available for Distribution:
Net income (loss) allocable to common shares	$7,158	$0.08	$(318,504)	$(3.92)	$(308,008)	$(4.54)
Adjustments:
Depreciation and amortization expense	73,868	0.87	56,784	0.70	36,093	0.53
Change in fair value of financial instruments	(11,638)	(0.14)	98,752	1.21	344,426	5.09
(Gains) losses on assets	(43,514)	(0.51)	5,370	0.07	2,266	0.03
TSRE financing extinguishment and employee separation expenses	27,508	0.32	—	—	—	—
(Gain) loss on IRT merger with TSRE	(64,604)	(0.76)	—	—	—	—
(Gains) losses on deconsolidation of VIEs	—	—	215,804	2.66	—	—
(Gains) losses on extinguishment of debt	—	—	(2,421)	(0.03)	1,275	0.02
T8 and T9 securitizations, net effect	—	—	(26,931)	(0.33)	(33,268)	(0.49)
Straight-line rental adjustments	95	—	1,111	0.01	(1,322)	(0.02)
Share-based compensation	4,466	0.05	4,407	0.05	3,441	0.05
Acquisition and integration expenses	16,527	0.19	—	—	—	—
Origination fees and other deferred items	34,834	0.41	21,954	0.27	10,475	0.15
Provision for losses	8,300	0.10	5,500	0.07	3,000	0.04
Asset impairment	8,179	0.10	—	—	—	—
Noncontrolling interest effect of certain adjustments	4,967	0.06	(4,302)	(0.05)	(940)	(0.01)
Cash Available for Distribution	$66,146	$0.77	$57,524	$0.71	$57,438	$0.85

(1)	Based on 85,524,073 weighted-average shares outstanding for the year ended December 31, 2015.
(2)	Based on 81,328,129 weighted-average shares outstanding for the year ended December 31, 2014.
(3)	Based on 67,814,316 weighted-average shares outstanding for the year ended December 31, 2013.

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

Set forth below is a reconciliation of FFO to net income (loss) allocable to common shares for the three months ended March 31, 2016 and 2015 (dollars in thousands, except share information):

	For the Three Months Ended March 31, 2016		For the Three Months Ended March 31, 2015
	Amount	Per Share (1)	Amount	Per Share (2)
Funds From Operations:
Net income (loss) allocable to common shares	$(17,844)	$(0.20)	$(7,097)	$(0.09)
Adjustments:
Real estate depreciation and amortization	11,374	0.12	11,205	0.14
(Gains) losses on the sale of real estate	(183)	0.00	—	—
Funds From Operations allocable to common shares	$(6,653)	$(0.07)	$4,108	$0.05

(1)	Based on 91,018,160 weighted-average shares outstanding for the three months ended March 31, 2016.
(2)	Based on 82,081,024 weighted-average shares outstanding for the three months ended March 31, 2015.

Results of Operations

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

The following table sets forth information regarding our consolidated results of operations for the three months ended March 31, 2016 and 2015.

	For the Three Months Ended March 31,
	2016	2015	$ increase (decrease)	% increase (decrease)
Revenue:
Investment interest income	$25,802	$23,248	$2,554	11%
Investment interest expense	(7,896)	(6,914)	(982)	14%
Net interest margin	17,906	16,334	1,572	10%
Property income	68,722	53,274	15,448	29%
Fee and other income	2,852	5,594	(2,742)	-49%
Total revenue	89,480	75,202	14,278	19%
Expenses:
Interest expense	27,006	19,683	7,323	37%
Real estate operating expense	30,706	25,277	5,429	21%
Compensation expense	7,075	6,108	967	16%
General and administrative expense	5,063	5,400	(337)	-6%
Acquisition expense	269	957	(688)	-72%
Provision for loan losses	1,325	2,000	(675)	-34%
Depreciation and amortization expense	24,276	19,024	5,252	28%
Total expenses	95,720	78,449	17,271	22%
Operating (Loss) Income	(6,240)	(3,247)	(2,993)	92%
Interest and other income (expense), net	61	(395)	456	-115%
Gains (losses) on assets	2,258	—	2,258	N/M
Gain on IRT merger with TSRE	91	—	91	N/M
Gains (losses) on extinguishments of debt	344	—	344	N/M
Asset impairment	(3,922)	—	(3,922)	N/M
Change in fair value of financial instruments	(4,088)	4,490	(8,578)	-191%
Income (loss) before taxes	(11,496)	848	(12,344)	-1456%
Income tax benefit (provision)	993	(582)	1,575	-271%
Net income (loss)	(10,503)	266	(10,769)	-4048%
(Income) loss allocated to preferred shares	(8,520)	(7,859)	(661)	8%
(Income) loss allocated to noncontrolling interests	1,179	496	683	138%
Net income (loss) allocable to common shares	$(17,844)	$(7,097)	$(10,747)	151%
Revenue

Net interest margin. Net interest margin increased $1.6 million, or 10%, to $17.9 million for the three months ended March 31, 2016 from $16.3 million for the three months ended March 31, 2015. Investment interest income increased $2.6 million as a result of a 12% increase in the average investment in loans and increases in LIBOR. Investment interest expense increased $1.0 million due the RAIT FL4 and RAIT FL5 securitizations issued in May and December 2015, respectively, and increases in LIBOR partially offset by securitization notes repayments.

Property income. Property income increased $15.4 million to $68.7 million for the three months ended March 31, 2016 from $53.3 million for the three months ended March 31, 2015. The increase is attributable to $19.0 million of property income from 31 new properties acquired or consolidated since March 31, 2015, and $3.0 million of property income from improved occupancy and rental rates in 2016 as compared to 2015 in the remaining properties. The increase was partially offset by a $6.6 million decrease of property income related to fourteen properties disposed of or deconsolidated after March 31, 2015.

Fee and other income. Fee and other income decreased $2.7 million to $2.9 million for the three months ended March 31, 2016 from $5.6 million for the three months ended March 31, 2015. The decrease is primarily attributable to a decrease of $0.9 million of property management fee income due to the timing of leasing commissions and a decrease in CMBS income of $1.8 million during the three months ended March 31, 2016 as compared to the same period in 2015.

Expenses

Interest expense. Interest expense increased $7.3 million, or 37%, to $27.0 million for the three months ended March 31, 2016 from $19.7 million for the three months ended March 31, 2015. The increase is primarily attributable to $1.8 million of interest expense from the increase in our loans payable on real estate that we acquired in 2015, $3.4 million of interest expense related to the debt incurred as part of the TSRE acquisition, and an increase of $0.9 million related to the amortization of deferred financing costs.

Real estate operating expense. Real estate operating expense increased $5.4 million to $30.7 million for the three months ended March 31, 2016 from $25.3 million for the three months ended March 31, 2015. The increase is attributable to $9.1 million of real estate operating expenses from 31 properties acquired since March 31, 2015. The increase was partially offset by a $3.8 million decrease of real estate operating expense related to fourteen properties disposed of or deconsolidated after March 31, 2015.

Compensation expense. Compensation expense increased $1.0 million to $7.1 million for the three months ended March 31, 2016 from $6.1 million for the three months ended March 31, 2015. This is primarily due to a decrease in deferred direct loan origination costs and an increase in stock compensation expense for the three months ended March 31, 2016 as compared to the same period in 2015.

General and administrative expense. General and administrative expense decreased $0.3 million to $5.1 million for the three months ended March 31, 2016 from $5.4 million for the three months ended March 31, 2015. This is due to a decrease in professional fees for the three months ended March 31, 2016 as compared to the same period in 2015

Acquisition expense. Acquisition expense decreased $0.7 million to $0.3 million for the three months ended March 31, 2016 from $1.0 million for the three months ended March 31, 2015. This was primarily attributable to a $0.5 million decrease in dead deal costs for the three months ended March 31, 2016 as compared to the same period in 2015.

Depreciation and amortization expense. Depreciation and amortization expense increased $5.3 million to $24.3 million for the three months ended March 31, 2016 from $19.0 million for the three months ended March 31, 2015. The increase is attributable to $10.4 million of depreciation and amortization expense from 31 new properties acquired or consolidated since March 31, 2015. The increase was partially offset by a decrease of $3.8 million of depreciation and amortization expense related to fourteen properties that were disposed of or deconsolidated after March 31, 2015 along with a decrease of $2.4 million of amortization expense in our same store portfolio due to intangible assets reaching their useful lives.

Other income (expense)

Gains (losses) on assets. During the three months ended March 31, 2016, two multi-family properties and one office building were sold resulting in a gain of $2,258.

Gain on extinguishment of debt.  During the three months ended March 31, 2016, we recognized a $344 gain on the extinguishment of the mortgage indebtedness on one of our multi-family properties upon its sale as it was sold for less than its outstanding indebtedness.

Asset impairment. During the three months ended March 31, 2016, one office building was impaired resulting in the recognition of impairment of $3,922.

Change in fair value of financial instruments. During the three months ended March 31, 2016, the change in fair value of financial instruments decreased our net income by $4.1 million. The fair value adjustments we recorded were as follows (dollars in thousands):

Description	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015
Change in fair value of trading securities and security-related receivables	$—	$(171)
Change in fair value of CDO notes payable and trust preferred obligations	719	(81)
Change in fair value of derivatives	(1,907)	(2,047)
Change in fair value of warrants and investor SARs	(2,900)	6,789
Change in fair value of financial instruments	$(4,088)	$4,490

The changes in the fair value for the trading securities and security-related receivables, CDO notes payable, and other liabilities for which the fair value option was elected for the three months ended March 31 2015 was primarily attributable to changes in instrument specific credit risks. The changes in the fair value of the CDO notes payable for which the fair value option was elected was also due to required repayments at par of senior CDO notes due to OC failures when the CDO notes being repaid have a fair value of less than par. The changes in the fair value of derivatives for the three months ended March 31, 2016 and 2015 was mainly due to changes in interest rates. The change in fair value of the warrants and investor SARs was due to changes in the reference stock price and volatility.

Income tax benefit (provision). During the three months ended March 31, 2016, the income tax benefit was driven by a lack of gains on CMBS loan sales, which resulted in a taxable loss at that taxable REIT subsidiary.  Conversely, during the three months ended March 31, 2015, the income tax (provision) was driven by gains on CMBS loan sales.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, pay dividends and other general business needs.

We believe our available cash and restricted cash balances, other financing arrangements, and cash flows from operations will be sufficient to fund our liquidity requirements for the next 12 months and the foreseeable future. Due to volatility in the capital markets referenced above in “Overview,” we expect our ability to raise capital in the public markets through sales of our equity and debt securities to be limited this year. We expect to rely to a greater degree on the other sources of liquidity identified below.

Our primary cash requirements are as follows:

•	to make investments and fund the associated costs;
•	to repay our indebtedness, including repurchasing, redeeming or retiring our debt such as the April 2016 redemption on our 7% convertible notes;
•	to pay our expenses, including compensation to our employees;
•	to pay U.S. federal, state, and local taxes of our taxable REIT subsidiaries; and
•	to distribute a minimum of 90% of our REIT taxable income and to make investments in a manner that enables us to maintain our qualification as a REIT.

We intend to meet these liquidity requirements primarily through the following:

•	the use of our cash and cash equivalent balances of $94.6 million as of March 31, 2016;
•	cash generated from operating activities, including net investment income from our investment portfolio, and fee income generated by our commercial real estate platform;
•	proceeds from the sales of assets;
•	proceeds from future borrowings, including our CMBS facilities and loan participations;
•	proceeds from alternative sources of financing, such as joint ventures; and
•	proceeds from future offerings of our securities, including those through our DRSPP and ATM programs.

We are evaluating whether or not to redeem the current aggregate principal balance outstanding of the investment grade senior notes issued by RAIT FL2 in accordance with their terms.

Cash Flows

As of March 31, 2016 and 2015, we maintained cash and cash equivalents of approximately $94.6 million and $92.7 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Three Months Ended March 31,
	2016	2015
Cash flow from operating activities	$8,561	$(31,187)
Cash flow from investing activities	42,582	(40,742)
Cash flow from financing activities	(82,460)	42,860
Net change in cash and cash equivalents	(31,317)	(29,069)
Cash and cash equivalents at beginning of period	125,886	121,726
Cash and cash equivalents at end of period	$94,569	$92,657

Cash flow from operating activities for the three months ended March 31, 2016, as compared to the same period in 2015, has increased primarily due to significantly less conduit loan origination volume partially offset by no sales of conduit loans during the three months ended March 31, 2016.

The cash inflow for investing activities for the three months ended March 31, 2016 was substantially due to proceeds from property dispositions of $23.3 million as well as loan repayments of $55.1 million outpacing new investments in loans of $35.6 million.  The cash outflow for investing activities for the three months ended March 31, 2015 was substantially due to new investments in loans of $91.4 million which exceeded loan repayments and conduit loan sales of $17.1 million. We also had cash outflows of $4.2 million due to capital expenditures in our owned real estate assets for the three months ended March 31, 2015. These cash outflows were partially offset by payoffs we received for our investment in securities totaling $31.2 million for the three months ended March 31, 2015.

The cash outflow from our financing activities during the three months ended March 31, 2016 was primarily due to repayments of indebtedness of $160.3 million exceeding proceeds from the issuance of indebtedness $104.0 million.  The cash inflow from our financing activities during the three months ended March 31, 2015 was primarily due to proceeds from debt issuance of $111.2 million exceeding repayments of indebtedness of $41.5 million and distributions to shareholders and noncontrolling interests of $25.7 million.

As a REIT, we evaluate our dividend coverage based on our cash flow from operating activities, excluding acquisition and integration expenses, the origination and sale of conduit loans, and changes in assets and liabilities. During the three months ended March 31, 2016, we paid distributions to our preferred shareholders, common shareholders, and non-controlling interests of $25.2 million and generated cash flows from operating activities, before acquisition expenses, origination and sale of conduit loans, and changes in assets and liabilities of $25.0 million.  The $0.2 of excess distributions was funded through cash flows from the disposition of real estate assets, which is included in cash flows from investing activities in the consolidated statements of cash flows and totaled $23.3 million during the three months ended March 31, 2016.

Capitalization

Refer to Note 5: Indebtedness, Note 9: Series D Preferred Shares, and Note 10: Shareholders’ Equity in the Notes to Consolidated Financial Statements, for information regarding our capitalization.

Off-Balance Sheet Arrangements and Commitments

There have been no material changes in off-balance sheet arrangements or commitments during the three months ended March 31, 2016 from the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Critical Accounting Estimates and Policies

Our Annual Report on Form 10-K for the year ended December 31, 2015 contains a discussion of our critical accounting policies. On January 1, 2016 we adopted three new accounting pronouncements and revised our accounting policies. See Note 2 in the Notes to Consolidated Financial Statements. Management discusses our critical accounting policies and management’s judgments and estimates with the audit committee of our board of trustees.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in quantitative and qualitative market risks during the three months ended March 31, 2016 from the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting or in other factors during the quarter ended March 31, 2016, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

On November 23, 2015, a shareholders’ derivative action, or the action, captioned Lobins v. Brown, et al., was filed in the Court of Common Pleas of Philadelphia County, or the court, (Civil Case No. 151103347) naming RAIT, as nominal defendant, and certain of our current and former executive officers and trustees as defendants, or the individual defendants. The information required by this Item regarding the Lobins action has been previously reported in our Annual Report on Form 10-K filed with the SEC on March 11, 2016.

Item 1A.	Risk Factors

There have not been any material changes from the risk factors previously disclosed in Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

          We withheld the following common shares to satisfy tax withholding during the quarter ending March 31, 2016 arising from the vesting of restricted share awards made pursuant to the RAIT Financial Trust 2012 Incentive Award Plan.  These common shares may be deemed to be “issuer purchases” of common shares that are required to be disclosed pursuant to the item.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
01/01/2016 to 01/31/2016	79,755	(1)	$2.56	(1)	79,755	-
02/01/2016 to 02/29/2016	35,632	(1)	$1.98	(1)	35,632	-
03/01/2016 to 03/31/2016	8,384	(1)	$3.14	(1)	8,384	-
Total	123,771	(1)	$2.43	(1)	123,771	-

1

1)	The price reported is the price paid per share using our closing stock price on the New York Stock Exchange on the vesting date of the relevant award.

Item 6.      Exhibits

(a)	Exhibits

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

RAIT FINANCIAL TRUST (Registrant)

Date: May 9, 2016	By:	/s/ Scott F. Schaeffer
Scott F. Schaeffer, Chairman of the Board and Chief Executive Officer
(On behalf of the registrant and as its Principal Executive Officer)

Date: May 9, 2016	By:	/s/ James J. Sebra
James J. Sebra, Chief Financial Officer and Treasurer
(On behalf of the registrant and as its Principal Financial Officer)

Date: May 9, 2016	By:	/s/ Alfred J. Dilmore
Alfred J. Dilmore, Chief Accounting Officer
(On behalf of the registrant and as its Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Documents

3.1.1	Amended and Restated Declaration of Trust of RAIT Financial Trust (“RAIT”). Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-35077).

3.1.2	Articles of Amendment to Amended and Restated Declaration of Trust of RAIT. Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-53067).

3.1.3	Articles of Amendment to Amended and Restated Declaration of Trust of RAIT. Incorporated by reference to RAIT’s Registration Statement on Form S-2 (Registration No. 333-55518).

3.1.4	Certificate of Correction to the Amended and Restated Declaration of Trust of RAIT. Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended March 31, 2002 (File No. 1-14760).

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

10.1

Terms of 2015 Annual Incentive Compensation Plan (the “2015 AICP”) and the 2015 Long Term Incentive Plan (the “2015 LTIP”) and the 2015 awards made thereunder adopted under the RAIT 2012 Incentive Award Plan (“IAP”).  Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on April 6, 2016 (File No. 1-14760).

10.2

Terms of the 2015 AICP and the 2015 LTIP and the 2016 LTIP and the 2016 awards made thereunder adopted under the IAP. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on April 28, 2016 (File No. 1-14760).

12.1	Statements regarding computation of ratios as of March 31, 2016, filed herewith.

31.1	Rule 13a-14(a) Certification by the Chief Executive Officer of RAIT, filed herewith.

31.2	Rule 13a-14(a) Certification by the Chief Financial Officer of RAIT, filed herewith.

32.1	Section 1350 Certification by the Chief Executive Officer of RAIT, filed herewith.

32.2	Section 1350 Certification by the Chief Financial Officer of RAIT, filed herewith.

101

Pursuant to Rule 405 of Regulation S-T, the following financial information from RAIT’s Quarterly Report on Form 10-Q for the period ended March 31, 2016 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015; (ii) Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2016 and 2015; (iv) Consolidated Statement of Changes in Equity for the three months ended March 31, 2016; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015; and (vi) Notes to Unaudited Consolidated Financial Statements, filed herewith.