Form 10-Q
period 2016-06-30
RAIT Financial Trust
filed 2016-08-08
CIK 1045425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

or

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

N/A

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

A total of 92,187,313 common shares of beneficial interest, par value $0.03 per share, of the registrant were outstanding as of August 3, 2016.

RAIT FINANCIAL TRUST

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

RAIT Financial Trust

Consolidated Balance Sheets

(Unaudited and dollars in thousands, except share and per share information)

	As of June 30, 2016	As of December 31, 2015
Assets
Investment in mortgages and loans:
Commercial mortgages, mezzanine loans, and preferred equity interests	$1,495,343	$1,623,583
Allowance for loan losses	(18,237)	(17,097)
Total investment in mortgages and loans, net (including $1,272,536 and $1,428,961 held by consolidated VIEs, respectively)	1,477,106	1,606,486
Investments in real estate, net of accumulated depreciation of $209,096 and $198,326, respectively (including $1,514,258 and $1,584,753 held by consolidated VIEs, respectively)	2,200,043	2,319,319
Cash and cash equivalents	66,885	125,886
Restricted cash	159,429	213,012
Accrued interest receivable	42,139	47,343
Other assets	68,794	71,207
Intangible assets, net of accumulated amortization of $34,876 and $26,307, respectively	25,668	32,675
Total assets	$4,040,064	$4,415,928
Liabilities and Equity
Indebtedness, net of unamortized discount and deferred financing costs of $50,193 and $61,941, respectively (including $2,691,070 and $3,173,073 held by consolidated VIEs, respectively)	3,005,259	$3,328,082
Accrued interest payable	11,102	9,834
Accounts payable and accrued expenses	32,483	39,672
Derivative liabilities	3,972	4,727
Deferred taxes, borrowers’ escrows and other liabilities	182,324	203,477
Total liabilities	3,235,140	3,585,792
Series D cumulative redeemable preferred shares, $0.01 par value per share, 4,000,000 shares authorized, 4,000,000 and 4,000,000 shares issued and outstanding, respectively	88,861	85,395
Equity:
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 25,000,000 shares authorized;
7.75% Series A cumulative redeemable preferred shares, liquidation preference $25.00 per share, 8,069,288 shares authorized, 5,306,084 and 5,306,084 shares issued and outstanding, respectively	53	53
8.375% Series B cumulative redeemable preferred shares, liquidation preference $25.00 per share, 4,300,000 shares authorized, 2,340,969 and 2,340,969 shares issued and outstanding, respectively	23	23
8.875% Series C cumulative redeemable preferred shares, liquidation preference $25.00 per share, 3,600,000 shares authorized, 1,640,425 and 1,640,425 shares issued and outstanding, respectively	17	17
Series E cumulative redeemable preferred shares, $0.01 par value per share, 4,000,000 shares authorized	—	—
Common shares, $0.03 par value per share, 200,000,000 shares authorized 92,185,242 and 91,586,767 issued and outstanding, respectively, including 973,687 and 742,764 unvested restricted common share awards, respectively	2,766	2,748
Additional paid in capital	2,088,781	2,087,137
Accumulated other comprehensive income (loss)	(972)	(4,699)
Retained earnings (deficit)	(1,722,936)	(1,680,751)
Total shareholders’ equity	367,732	404,528
Noncontrolling interests	348,331	340,213
Total equity	716,063	744,741
Total liabilities and equity	$4,040,064	$4,415,928

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Operations

(Unaudited and dollars in thousands, except share and per share information)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Investment interest income	$23,519	$24,107	$49,321	$47,355
Investment interest expense	(9,125)	(7,582)	(18,445)	(14,496)
Net interest margin	14,394	16,525	30,876	32,859
Property income	67,898	55,534	136,620	108,808
Fee and other income	2,775	7,629	5,627	13,223
Total revenue	85,067	79,688	173,123	154,890
Expenses:
Interest expense	22,890	19,673	48,472	39,356
Real estate operating expense	29,950	26,630	60,656	51,907
Compensation expense	7,922	6,568	14,997	12,676
General and administrative expense	5,585	5,065	10,648	10,465
Acquisition expense	229	985	498	1,942
Provision for loan losses	1,344	2,000	2,669	4,000
Depreciation and amortization expense	22,806	17,007	47,082	36,031
Total expenses	90,726	77,928	185,022	156,377
Operating (Loss) Income	(5,659)	1,760	(11,899)	(1,487)
Interest and other income (expense), net	39	(241)	100	(636)
Gains (losses) on assets	35,623	17,281	37,881	17,281
Gain on IRT merger with TSRE	—	—	91	—
Gains (losses) on extinguishments of debt	102	—	446	—
Asset impairment	(3,864)	—	(7,786)	—
Change in fair value of financial instruments	(1,592)	8,356	(5,680)	12,846
Income (loss) before taxes	24,649	27,156	13,153	28,004
Income tax benefit (provision)	1,756	(715)	2,749	(1,297)
Net income (loss)	26,405	26,441	15,902	26,707
(Income) loss allocated to preferred shares	(8,615)	(8,221)	(17,135)	(16,080)
(Income) loss allocated to noncontrolling interests	(25,370)	736	(24,191)	1,232
Net income (loss) allocable to common shares	$(7,580)	$18,956	$(25,424)	$11,859
Earnings (loss) per share-Basic:
Earnings (loss) per share-Basic	$(0.08)	$0.23	$(0.28)	$0.14
Weighted-average shares outstanding-Basic	91,190,583	82,150,475	91,104,314	82,115,941
Earnings (loss) per share-Diluted:
Earnings (loss) per share-Diluted	$(0.08)	$0.22	$(0.28)	$0.14
Weighted average shares outstanding-Diluted	91,190,583	89,268,462	91,104,314	84,134,040

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited and dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$26,405	$26,441	$15,902	$26,707
Other comprehensive income (loss):
Change in fair value of interest rate hedges	(1,205)	(225)	(1,343)	(182)
Realized (gains) losses on interest rate hedges reclassified to earnings	1,656	4,398	4,059	9,365
Total other comprehensive income	451	4,173	2,716	9,183
Comprehensive income (loss) before allocation to noncontrolling interests	26,856	30,614	18,618	35,890
Allocation to noncontrolling interests - net (income) loss	(25,370)	736	(24,191)	1,232
Allocation to noncontrolling interests - other comprehensive (income) loss	1,011	—	1,011	—
Comprehensive income (loss)	$2,497	$31,350	$(4,562)	$37,122

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statement of Changes in Equity

(Unaudited and dollars in thousands, except share information)

	Preferred Shares— Series A	Par Value Preferred Shares— Series A	Preferred Shares— Series B	Par Value Preferred Shares— Series B	Preferred Shares— Series C	Par Value Preferred Shares— Series C	Common Shares	Par Value Common Shares	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2015	5,306,084	$53	2,340,969	$23	1,640,425	$17	91,586,767	$2,748	$2,087,137	$(4,699)	$(1,680,751)	$404,528	$340,213	$744,741
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(8,289)	(8,289)	24,191	15,902
Preferred dividends	—	—	—	—	—	—	—	—	—	—	(13,669)	(13,669)	—	(13,669)
Preferred Series D discount amortization	—	—	—	—	—	—	—	—	—	—	(3,466)	(3,466)	—	(3,466)
Common dividends declared	—	—	—	—	—	—	—	—	—	—	(16,761)	(16,761)	—	(16,761)
Other comprehensive income (loss), net	—	—	—	—	—	—	—	—	—	3,727	—	3,727	(1,011)	2,716
Share-based compensation	—	—	—	—	—	—	—	—	2,022	—	—	2,022	—	2,022
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	448	448
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	(15,510)	(15,510)
Common shares issued for equity compensation	—	—	—	—	—	—	593,817	18	(378)	—	—	(360)	—	(360)
Common shares issued, net	—	—	—	—	—	—	4,658	—	—	—	—	—	—	—
Balance, June 30, 2016	5,306,084	$53	2,340,969	$23	1,640,425	$17	92,185,242	$2,766	$2,088,781	$(972)	$(1,722,936)	$367,732	$348,331	$716,063

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Cash Flows

(Unaudited and dollars in thousands)

	For the Six Months Ended June 30,
	2016	2015
Operating activities:
Net income (loss)	$15,902	$26,707
Adjustments to reconcile net income (loss) to cash flow from operating activities:
Provision for loan losses	2,669	4,000
Share-based compensation expense	2,607	2,394
Depreciation and amortization	47,082	36,031
Amortization of deferred financing costs and debt discounts	11,070	9,458
Deferral of loan origination costs, net	(2,059)	(1,682)
Amortization of above/below market leases	(803)	(317)
(Gains) losses on assets	(37,881)	(17,281)
(Gains) losses on extinguishment of debt	(446)	—
(Gains) on IRT merger with TSRE	(91)	—
Asset impairment	7,786	—
Change in fair value of financial instruments	5,680	(12,846)
Provision (benefit) for deferred taxes	(2,841)	(897)
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	5,195	(2,956)
(Increase) in other assets	(902)	(2,649)
Increase in accrued interest payable	2,561	2,459
(Decrease) in accounts payable and accrued expenses	(7,164)	(1,609)
Increase in other liabilities	1,807	1,175
Origination of conduit loans	(13,800)	(251,959)
Sales of conduit loans	21,377	223,298
Net conduit loans (originated) sold	7,577	(28,661)
Cash flows provided by (used in) operating activities	57,749	13,326
Investing activities:
Proceeds from sales or repayments of other securities	—	31,241
Origination of loans for investment	(55,584)	(191,892)
Principal repayments on loans	175,016	130,504
Investments in real estate	(15,250)	(37,500)
IRT's acquisition of TSRE, net of cash acquired	91	—
Proceeds from the disposition of real estate	127,405	20,596
(Increase) decrease in restricted cash	30,650	(21,562)
Cash flows provided by (used in) investing activities	262,328	(68,613)
Financing activities:
Repayments on secured credit facilities and loans payable on real estate	(242,755)	(20,640)
Proceeds from secured credit facilities, term loans and loans payable on real estate	199,480	58,275
Repayments and repurchase of CDO notes payable and floating rate transactions	(322,887)	(120,194)
Proceeds from issuance of senior notes from floating rate CMBS transactions	22,559	181,215
Repurchase of convertible notes and senior notes	(47,614)	—
Repayments of senior secured notes	(4,000)	(4,000)
Net proceeds (repayments) related to conduit loan repurchase agreements	(10,495)	7,277
Net proceeds (repayments) related to floating rate loan repurchase agreements	52,405	(14,587)
Proceeds from issuance of joint venture interests accounted for as indebtedness	24,796	—
Distribution to noncontrolling interests	(15,507)	(9,694)
Issuance of noncontrolling interests	448	—
Payments for deferred costs and convertible senior note hedges	(2,040)	(4,466)
Financing commitment fee	—	(4,000)
Preferred share issuance, net of costs incurred	—	12,676
Common share issuance, net of costs incurred	(945)	(1,140)
Distributions paid to preferred shareholders	(15,795)	(12,872)
Distributions paid to common shareholders	(16,728)	(29,517)
Cash flows (used in) provided by financing activities	(379,078)	38,333
Net change in cash and cash equivalents	(59,001)	(16,954)
Cash and cash equivalents at the beginning of the period	125,886	121,726
Cash and cash equivalents at the end of the period	$66,885	$104,772

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2016

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

Certain prior period amounts have been corrected to conform with the current period presentation.  For the six months ended June 30, 2015, we reclassified (1) $634 from property income to fee and other income in the amount of $214 and to real estate operating expense in the amount of $420, and (2) $9 from real estate operating expense to depreciation and amortization expense.  For the three months ended June 30, 2015, we reclassified (1) $61 from property income to fee and other income in the amount of $214 and to real estate operating expense in the amount of $(275), and (2) $2 from real estate operating expense to depreciation and amortization expense.

The Consolidated Statement of Operations for the six-month period ended June 30, 2016 includes the impact of correcting the reporting of certain activity that occurred in the three-month period ended March 31, 2016. Specifically, the correction adjusts a clerical error made in the determination of the amount of investment interest expense by increasing investment interest expense and decreasing interest expense by $1,424 for the three-month period ended March 31, 2016. This correction had no impact to any other periods. We will also correct this error in our Consolidated Statement of Operations for the three months ended March 31, 2016 when it is presented in our filing on Form 10-Q for the quarter ended March 31, 2017.

The Consolidated Statement of Cash Flows for the six months ended June 30, 2015 includes the impact of correcting the reporting of certain activity that occurred in the six months ended June 30, 2015 and the three months ended March 31, 2015.  Specifically, the correction eliminated the impact of a clerical error made in the determination of the amounts reported for the change in borrowers’ escrows within cash flows from operating activities and the related amounts reported for changes in restricted cash within cash flow from investing activities. The impact of this was a decrease to cash flows from operating activities and an increase to cash flows from investing activities of $69,028 for the six months ended June 30, 2015 ($18,194 of which related to the three months ended March 31, 2015). This correction had no impact on cash and cash equivalents as of June 30, 2015, nor did it impact any other consolidated financial statement amounts as of June 30, 2015 or for the six months ended June 30, 2015 (or the three months ended June 30, 2015).

We evaluated these corrections and determined, based on quantitative and qualitative factors, that the changes were not material to the consolidated financial statements taken as a whole for any previously filed consolidated financial statements.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

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

Under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 810, “Consolidation”, the determination of whether to consolidate a VIE is based on the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance together with either the obligation to absorb losses or the right to receive benefits that could be significant to the VIE. We define the power to direct the activities that most significantly impact the VIE’s economic performance as the ability to buy, sell, refinance, or recapitalize assets or entities, and solely control other material operating events or items of the entity. For our commercial mortgages, mezzanine loans, and preferred equity investments, certain rights we hold are protective in nature and would preclude us from having the power to direct the activities that most significantly impact the VIE’s economic performance. Assuming both criteria are met, we would be considered the primary beneficiary and would consolidate the VIE. We will continually assess our involvement with VIEs and consolidate the VIEs when we are the primary beneficiary. During the second quarter of 2016, we began presenting our floating rate securitizations as VIEs and corrected the prior period disclosure.  In addition, we began presenting assets and liabilities of consolidated VIEs in a parenthetical disclosure on the consolidated balance sheets.  See Note 8 for additional disclosures pertaining to VIEs.

For entities that we do not consolidate, we account for our investment in them either under the equity method pursuant to ASC Topic 323, “Investments-Equity Method and Joint Ventures” or cost method pursuant to ASC Topic 325, “Investments – Other”. During the three and six months ended June 30, 2016, we wrote off $864 of our retail property management subsidiary’s investment in an entity because they no longer held the investment. The charge was reported in asset impairment in the consolidated statements of operations.

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

e. Restricted Cash

Restricted cash consists primarily of tenant escrows and borrowers’ funds held by us to fund certain expenditures or to be released at our discretion upon the occurrence of certain pre-specified events, and to serve as additional collateral for borrowers’ loans.  As of June 30, 2016 and December 31, 2015, we had $144,947 and $165,866, respectively, of tenant escrows and borrowers’ funds.

Restricted cash also includes proceeds from the issuance of securitization notes that are restricted for the purpose of funding additional investments in securities subsequent to the balance sheet date.  As of June 30, 2016 and December 31, 2015, we had $14,482 and $47,146, respectively, of restricted cash held by securitizations.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

f. Investments in Commercial Mortgage Loans, Mezzanine Loans and Preferred Equity Interests

We invest in commercial mortgage loans, mezzanine loans, and preferred equity interests. We account for our investments in commercial mortgages, mezzanine loans and preferred equity interests at amortized cost. The carrying value of these investments is adjusted for origination discounts/premiums, nonrefundable fees and direct costs for originating loans which are amortized into income on a level yield basis over the terms of the loans.

g. Allowance for Loan Losses, Impaired Loans and Non-accrual Status

We maintain an allowance for loan losses on our investments in commercial mortgage loans, mezzanine loans and preferred equity interests. Management’s periodic evaluation of the adequacy of the allowance is based upon expected and inherent risks in the portfolio, the estimated value of underlying collateral, and current economic conditions. The credit quality of our loans is monitored via quantitative and qualitative metrics.  Quantitatively we evaluate items such as the current debt service coverage ratio and annual net operating income of the underlying property.  Qualitatively we evaluate items such as recent operating performance of the underlying property and history of the borrower’s ability to provide financial support.  These items together are considered in developing our view of each loan’s risk rating which are categorized as either watchlist/impaired or satisfactory.  Management reviews loans for impairment and establishes specific reserves when a loss is probable under the provisions of FASB ASC Topic 310, “Receivables.” A loan is impaired when it is probable that we may not collect all principal and interest payments according to the contractual terms. As part of the detailed loan review, we consider many factors about the specific loan, including payment history, asset performance, borrower’s financial capability and other characteristics. Management evaluates loans for non-accrual status each reporting period. A loan is placed on non-accrual status when the loan payment deficiencies exceed 90 days unless it is well secured and in the process of collection, or if the collection of principal and interest in full is not probable. Payments received for non-accrual loans are applied to accrued interest receivable. Past due interest is recognized on non-accrual loans when they are removed from non-accrual status and are making current interest payments. The allowance for loan losses is increased by the provision for loan losses and decreased by charge-offs (net of recoveries). We charge off a loan when we determine that all commercially reasonable means of recovering the loan balance have been exhausted.  This may occur at a variety of times, including when we receive cash or other assets in a pre-foreclosure sale or take control of the underlying collateral in full satisfaction of the loan upon foreclosure. We consider circumstances such as these to indicate that the loan collection process has ceased and that a loan is uncollectible.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2016

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

i. Revenue Recognition

1)

Interest income—We recognize interest income from investments in commercial mortgage loans, mezzanine loans, and preferred equity interests on a yield to maturity basis. Certain of our commercial mortgage loans, mezzanine loans and preferred equity interests provide for the accrual of interest at specified rates which differ from current payment terms. Interest income is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible. Management will cease accruing interest on these loans when it determines that the interest income may not be collectible based on the ultimate value of the underlying collateral using discounted cash flow models and market based assumptions. The accrued interest receivable associated with these loans as of June 30, 2016 and December 31, 2015 was $28,358 and $34,132, respectively.  These loans are considered to be impaired when the total amount owed exceeds the estimated value of the underlying collateral.  None of these loans were considered to be impaired as of June 30, 2016 and December 31, 2015.

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

3)

Fee and other income—We generate fee and other income through our various subsidiaries by (a) funding conduit loans for sale into unaffiliated commercial mortgage-backed securities, or CMBS, securitizations, (b) providing or arranging to provide financing to our borrowers, (c) providing ongoing asset management services to investment portfolios under cancelable management agreements, and (d) providing property management services to third parties. We recognize revenue for these activities when the fees are fixed or determinable, are evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided. While we may receive asset management fees when they are earned, we eliminate earned asset management fee income from securitizations while such securitizations are consolidated. During the three and six months ended June 30, 2016, we received $376 and $778, respectively, of earned asset management fees, which were eliminated as they were associated with consolidated securitizations.  During the three and six months ended June 30, 2015, we received $743 and $1,058, respectively, of earned asset management fees, which were eliminated as they were associated with consolidated securitizations.

Also, during the three and six months ended June 30, 2016 we earned $1,783 and $3,414 of asset management fees, respectively, and $79 and $144 of incentive fees, respectively, related to our advisory agreement with IRT.  During the three and six months ended June 30, 2015 we earned $1,046 and $2,047 of asset management fees, respectively, and $214 and $437 of incentive fees, respectively, related to our advisory agreement with IRT. During the three and six months ended June 30, 2016 we also earned $1,229 and $2,491, respectively, of property management and leasing fees related to

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

our property management agreements with IRT’s properties.   During the three and six months ended June 30, 2015 we also earned $764 and $1,519, respectively, of property management and leasing fees related to our property management agreements with IRT’s properties. As we consolidate IRT, these fees are eliminated in consolidation.

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

As of June 30, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

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

k. Investments in Securities

During the first quarter of 2015, we sold all our remaining investments in securities with an aggregate fair value of $31,412 and we had no investments in securities as of June 30, 2016 and December 31, 2015.

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

n. Intangible Assets

Intangible assets on our consolidated balance sheets represent identifiable intangible assets acquired in business acquisitions. We amortize identified intangible assets to expense over their estimated lives using the straight-line method. We evaluate intangible assets for impairment as events and circumstances change, in accordance with FASB ASC Topic 360, “Property, Plant, and Equipment.” The gross carrying amount for our customer relationships was $14,997 and $19,149 as of June 30, 2016 and December 31, 2015, respectively. The gross carrying amount for our customer relationships has decreased as $4,151 of these assets became fully amortized during the three months ended June 30, 2016, $2,552 of which was due to the acceleration of amortization as a result of the cancellation of two customer relationships. The gross carrying amount for our in-place leases, above market leases, and ground lease was $42,443 and $38,333 as of June 30, 2016 and December 31, 2015, respectively. The gross carrying amount for Urban Retail’s trade name was $1,500 as of June 30, 2016 and December 31, 2015. The accumulated amortization for our intangible assets was $34,876 and $26,307 as of June 30, 2016 and December 31, 2015, respectively. We recorded amortization expense of $5,468 and $3,299 for the three months ended June 30, 2016 and 2015, respectively, and $11,584 and $7,409 for the six months ended June 30, 2016 and 2015, respectively. Based on the intangible assets identified above, we expect to record amortization expense of intangible assets of $4,694 for the remainder of 2016, $5,541 for 2017, $4,198 for 2018, $3,600 for 2019, $3,022 for 2020 and $7,145 thereafter.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

o. Goodwill

Goodwill on our consolidated balance sheet represented the amounts paid in excess of the fair value of the net assets acquired from business acquisitions accounted for under FASB ASC Topic 805, “Business Combinations.” Pursuant to FASB ASC Topic 350, “Intangibles-Goodwill and Other”, goodwill is not amortized to expense but rather is analyzed for impairment. We evaluate goodwill for impairment on an annual basis and as events and circumstances change, in accordance with FASB ASC Topic 350. As of June 30, 2016 and December 31, 2015, we have $8,854 of goodwill that is included in Other Assets in the accompanying consolidated balance sheets.

p. Recent Accounting Pronouncements

Adopted within these Financial Statements

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

Not Yet Adopted Within These Financial Statements

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2016

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

In May 2016, the FASB issued an accounting standard classified under FASB ASC Topic 606, “Revenue from Contracts with Customers”.  The amendments in this standard provide clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for noncash consideration and completed contracts at transition.  The amendments also provide a practical expedient for contract modifications.

These standards amending FASB ASC Topic 606 are currently effective for annual reporting periods beginning after December 15, 2017. Management is currently evaluating the impact that these standards may have on our consolidated financial statements.

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

In February 2016, the FASB issued an accounting standard classified under FASB ASC Topic 842, “Leases”.  This accounting standard amends lease accounting by requiring the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases on the balance sheet and disclosing key information about leasing arrangements.  This standard is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years.  Early application of the amendments in this standard is permitted. Management is currently evaluating the impact that this standard may have on our consolidated financial statements.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

those annual periods. Early adoption is permitted for any entity in any interim or annual period. Management is currently evaluating the impact that this standard may have on our consolidated financial statements.

In June 2016, the FASB issued an accounting standard classified under FASB ASC Topic 326, “Financial Instruments-Credit Losses”.  The amendments in this standard provide an approach based on expected losses to estimate credit losses on certain types of financial instruments.  The amendments also modify the impairment model for available for sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination.  The amendments in this standard expand the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses.  In addition, public business entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination.  This standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early application of the guidance will be permitted for all entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Management is currently evaluating the impact that this standard will have on our consolidated financial statements.

NOTE 3: INVESTMENTS IN LOANS

Investments in Commercial Mortgage Loans, Mezzanine Loans, and Preferred Equity Interests

The following table summarizes our investments in commercial mortgage loans, mezzanine loans, and preferred equity interests as of June 30, 2016:

	Unpaid Principal Balance	Unamortized (Discounts) Premiums	Carrying Amount	Number of Loans	Weighted- Average Coupon (1)	Range of Maturity Dates (2)
Commercial Real Estate (CRE)
Commercial mortgage loans (3)	$1,315,301	(952)	$1,314,349	109	5.7%	Jul. 2016 to Jan. 2029
Mezzanine loans	142,582	(218)	142,364	42	9.6%	Sep. 2016 to Jan. 2029
Preferred equity interests	38,938	(1)	38,937	15	7.5%	Sep. 2016 to Aug. 2025
Total CRE	1,496,821	(1,171)	1,495,650	166	6.1%
Deferred fees, net	(307)		(307)
Total	$1,496,514	(1,171)	$1,495,343

(1)	Weighted-average coupon is calculated on the unpaid principal balance, which does not necessarily correspond to the carrying amount.
(2)

Does not include the maturity dates of seven loans all of which had maturity dates prior to June 30, 2016 and six of which have been identified as impaired.  Three of these loans are 90 days or more past due, two are current and two are in the process of being restructured.

(3)

Commercial mortgage loans includes five conduit loans with an unpaid principal balance and carrying amount of $41,455, a weighted-average coupon of 4.8% and maturity dates ranging from June 2025 through July 2026. These commercial mortgages are accounted for as loans held for sale.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

The following table summarizes our investments in commercial mortgages, mezzanine loans, other loans and preferred equity interests as of December 31, 2015:

	Unpaid Principal Balance	Unamortized (Discounts) Premiums	Carrying Amount	Number of Loans	Weighted- Average Coupon (1)	Range of Maturity Dates (2)
Commercial Real Estate (CRE)
Commercial mortgage loans (3)	$1,427,328	$(1,049)	$1,426,279	124	5.2%	Mar. 2016 to Jan. 2029
Mezzanine loans	169,556	(218)	169,338	57	10.0%	Jan. 2016 to May 2025
Preferred equity interests	30,237	(1)	30,236	7	6.9%	Feb. 2016 to Aug. 2025
Total CRE	1,627,121	(1,268)	1,625,853	188	6.1%
Deferred fees, net	(2,270)	—	(2,270)
Total	$1,624,851	$(1,268)	$1,623,583

(1)	Weighted-average coupon is calculated on the unpaid principal balance, which does not necessarily correspond to the carrying amount.
(2)	Does not include the maturity dates of three mezzanine loans that were 90 days or more past due which had contractual maturity dates prior to December 31, 2015
(3)

Commercial mortgage loans includes six conduit loans with an unpaid principal balance and carrying amount of $49,239, a weighted-average coupon of 4.8% and maturity dates ranging from December 2020 through January 2026. These commercial mortgages are accounted for as loans held for sale.

The following table summarizes the delinquency statistics of our commercial real estate loans as of June 30, 2016 and December 31, 2015:

	As of June 30, 2016
Delinquency Status	Current	30 to 59 days	60 to 89 days (1)	90 days or more	In foreclosure or bankruptcy proceedings (2)	Total	Non-Accrual (3)
Commercial mortgage loans	$1,309,101	$6,200	$74,800	$—	$—	$1,315,301	$17,235
Mezzanine loans	65,620	—	—	1,162	1,000	142,582	$10,553
Preferred equity interests	38,938	—	—	—	—	38,938	$7,914
Total	$1,413,659	$6,200	$74,800	$1,162	$1,000	$1,496,821	$35,702
(1)	Subsequent to June 30, 2016, this $74,800 loan became 90 days delinquent and was placed on non-accrual status.
(2)	This loan was on non-accrual due to uncertainty over whether we will fully collect principal and interest.
(3)	Includes six loans that were current, but are on non-accrual due to uncertainty over whether we will fully collect principal and interest.

	As of December 31, 2015
Delinquency Status	Current	30 to 59 days	60 to 89 days	90 days or more	In foreclosure or bankruptcy proceedings (1)	Total	Non-Accrual (2)
Commercial mortgage loans	$1,427,328	$—	$—	$—	$—	$1,427,328	$15,645
Mezzanine loans	167,145	—	—	1,163	1,248	169,556	12,346
Preferred equity interests	30,237	—	—	—	—	30,237	7,946
Total	$1,624,710	$—	$—	$1,163	$1,248	$1,627,121	$35,937

(1)	These loans were on non-accrual due to uncertainty over whether we will fully collect principal and interest.
(2)	Includes six loans that were current in accordance with their terms, but are on non-accrual due to uncertainty over whether we will fully collect principal and interest.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

As of June 30, 2016 and December 31, 2015, all of our commercial mortgage loans, mezzanine loans and preferred equity interests that were 90 days or more past due or in foreclosure were on non-accrual status.  As of June 30, 2016 and December 31, 2015, $35,702 and $35,937, respectively, of our commercial real estate loans were on non-accrual status and had a weighted-average interest rate of 4.3% and 4.6%, respectively. Also, as of June 30, 2016 and December 31, 2015, four and two loans, respectively, with a unpaid principal balance of $28,933 and $13,002, respectively, and a weighted average interest rate of 12.6% and 11.6%, respectively, were recognizing interest on the cash basis. Additionally, as of June 30, 2016 and December 31, 2015, one loan, with an unpaid principal balance of $18,500, which had previously been restructured in a troubled debt restructuring, or TDR, did not accrue interest in accordance with its restructured terms as it has the option to be prepaid at par.

Allowance For Loan Losses And Impaired Loans

We closely monitor our loans which require evaluation for loan loss in two categories: satisfactory and watchlist/impaired. Loans classified as impaired are generally loans which have credit weaknesses or in which the credit quality of the collateral has deteriorated. This is determined by evaluating quantitative factors including debt service coverage ratios, net operating income of the underlying collateral and qualitative factors such as current performance of the underlying collateral.  As of June 30, 2016 and December 31, 2015 we have classified our investment in loans by credit risk category as follows:

	As of June 30, 2016
Credit Status	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Satisfactory	$1,223,266	$113,529	$31,024	$1,367,819
Watchlist / Impaired	92,035	29,053	7,914	129,002
Total	$1,315,301	$142,582	$38,938	$1,496,821

	As of December 31, 2015
Credit Status	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Satisfactory	$1,336,883	$135,710	$22,291	$1,494,884
Watchlist / Impaired	90,445	33,846	7,946	132,237
Total	$1,427,328	$169,556	$30,237	$1,627,121

The following tables provide roll-forwards of our allowance for loan losses for our commercial mortgage loans, mezzanine loans and preferred equity interests for the three months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30, 2016
	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Beginning balance	$3,328	$12,040	$2,797	$18,165
Provision for loan losses	1,069	93	182	1,344
Charge-offs, net of recoveries	—	(1,272)	—	(1,272)
Ending balance	$4,397	$10,861	$2,979	$18,237

	For the Three Months Ended June 30, 2015
	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Beginning balance	$—	$9,471	$1,326	$10,797
Provision for loan losses	—	2,000	—	2,000
Charge-offs, net of recoveries	—	(1)	—	(1)
Ending balance	$—	$11,470	$1,326	$12,796

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

The following tables provide roll-forwards of our allowance for loan losses for our commercial mortgages, mezzanine loans and preferred equity interests for the six months ended June 30, 2016 and 2015:

	For the Six Months Ended June 30, 2016
	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Beginning balance	$3,154	$12,139	$1,804	$17,097
Provision for loan losses	1,243	251	1,175	2,669
Charge-offs, net of recoveries	—	(1,529)	—	(1,529)
Ending balance	$4,397	$10,861	$2,979	$18,237

	For the Six Months Ended June 30, 2015
	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Beginning balance	$—	$7,892	$1,326	$9,218
Provision for loan losses	—	4,000	—	4,000
Charge-offs, net of recoveries	—	(422)	—	(422)
Ending balance	$—	$11,470	$1,326	$12,796

Information related to those loans on our watchlist or considered to be impaired was as follows:

	As of June 30, 2016
Watchlist/Impaired Loans	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Watchlist/Impaired loans expecting full recovery	$74,800	$—	$—	$74,800
Watchlist/Impaired loans with reserves	17,235	29,053	7,914	54,202
Total Watchlist/Impaired Loans (1)	$92,035	$29,053	$7,914	$129,002
Allowance for loan losses	$4,397	$10,861	$2,979	$18,237

(1)	As of June 30, 2016, there was no unpaid principal relating to previously identified TDRs that are on accrual status.

	As of December 31, 2015
Watchlist/Impaired Loans	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Watchlist/Impaired loans expecting full recovery	$74,800	$3,000	$—	$77,800
Watchlist/Impaired loans with reserves	15,645	30,846	7,946	54,437
Total Watchlist/Impaired Loans (1)	$90,445	$33,846	$7,946	$132,237
Allowance for loan losses	$3,154	$12,139	$1,804	$17,097

(1)	As of December 31, 2015, there was no unpaid principal relating to previously identified TDRs that are on accrual status.

The average unpaid principal balance and recorded investment of total watchlist/impaired loans was $130,496 and $85,877 during the three months ended June 30, 2016 and 2015, respectively, and $131,076 and $84,291 during the six months ended June 30, 2016 and 2015, respectively.  We recorded interest income of $1,134 and $634 on loans that were watchlist/impaired for the three months ended June 30, 2016 and 2015, respectively.  We recorded interest income of $2,522 and $685 on loans that were watchlist/impaired for the six months ended June 30, 2016 and 2015, respectively.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

We have evaluated restructurings of our commercial real estate loans to determine if the restructuring constitutes a TDR under FASB ASC Topic 310, “Receivables”. During the six months ended June 30, 2016, we have determined that a restructuring of one commercial real estate loan with an unpaid principal balance of $15,645 constituted a TDR as the interest payment rate was decreased, although interest will continue to accrue on the original contractual rate, subject to management’s determination that it is collectible, and will be owed upon maturity. During the six months ended June 30, 2015, there were no restructurings of our commercial real estate loans that constituted a TDR. As of June 30, 2016, there were no TDRs that subsequently defaulted for restructurings that had been entered into within the previous 12 months.

Loan-to-Real Estate Conversion

In April 2016, we completed the conversion of one mezzanine loan with a carrying value of $332 to real estate owned property.  The conversion resulted in approximately $18,380 of real estate-related assets and $17,696 of debt being reflected on our consolidated balance sheets.  We recognized a charge-off of $1,203 upon the conversion.

NOTE 4: INVESTMENTS IN REAL ESTATE

The table below summarizes our investments in real estate:

	Book Value
	As of June 30, 2016	As of December 31, 2015
Multi-family real estate properties (1)	$1,725,202	$1,842,704
Office real estate properties	399,642	395,224
Industrial real estate properties	101,010	94,938
Retail real estate properties	134,219	134,331
Parcels of land	49,066	50,448
Subtotal	2,409,139	2,517,645
Less: Accumulated depreciation and amortization (1)	(209,096)	(198,326)
Investments in real estate	$2,200,043	$2,319,319

(1)

As of June 30, 2016, includes properties owned by Independence Realty Trust, Inc., or IRT, with a book value of $1,314,115 and accumulated depreciation of $45,059. As of December 31, 2015, includes properties owned by IRT, with a book value of $1,372,015 and accumulated depreciation of $39,638.

As of June 30, 2016 and December 31, 2015, our investments in real estate were comprised of land of $391,927 and $415,707, respectively, and buildings and improvements of $2,017,212 and $2,101,938, respectively.

As of June 30, 2016, our investments in real estate of $2,200,043 were financed through $870,716 of mortgages or other debt held by third parties and $837,315 of mortgages held by our RAIT I and RAIT II CDO securitizations. As of December 31, 2015, our investments in real estate of $2,319,319 were financed through $815,745 of mortgages held by third parties and $889,786 of mortgages held by our RAIT I and RAIT II CDO securitizations. Together, along with commercial real estate loans held by RAIT I and RAIT II, these mortgages serve as collateral for the CDO notes payable issued by the RAIT I and RAIT II CDO securitizations. All intercompany balances and interest charges are eliminated in consolidation.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

acquired of $437, which we recognized within interest income, as the converted loan was on non-accrual and the fair value of the net assets acquired exceeded the amount of the converted loan plus previously accrued interest.

During the first quarter of 2016, we received additional information regarding estimates we had made as part of the purchase price allocation related to our December 2015 acquisition of Erieview Tower & Parking.  This information, which related to an allocation of the estimated costs required to stabilize this property and an adjacent property to which we have rights to as collateral secured by a first mortgage, led to an increase in fair value of the net assets acquired of $1,499.  This was offset by a decrease of $1,499 to the previously discussed collateral which is reported within investment in mortgages, loans and preferred equity interests on our consolidated balance sheets.  The $1,499 increase in the net assets acquired was related to an increase in investments in real estate of $3,351, a decrease in intangible assets of $57 and an increase in intangible liabilities of $1,795.  The cumulative catch up effect of the allocation (based on the different useful lives) was an increase to net income of $11.

As discussed in Note 3, we completed the conversion of one mezzanine loan with a carrying value of $332 to real estate owned property in April 2016.  The conversion resulted in approximately $18,380 of real estate assets and $17,696 of debt being reflected on our consolidated balance sheets.  We have performed fair value analyses for the assets acquired and liabilities assumed. We expect to complete the purchase accounting process as soon as practicable, but no later than one year from the date of acquisition.

The following table summarizes the aggregate estimated fair value of the assets and liabilities associated with the properties acquired during the six months ended June 30, 2016, on the date of acquisition, for the real estate accounted for under FASB ASC Topic 805.

Description	Fair Value of Assets Acquired During the Six Months Ended June 30, 2016
Assets acquired:
Investments in real estate	$16,652
Cash and cash equivalents	66
Restricted cash	221
Accounts receivable and other assets	5
Intangible assets	2,610
Total assets acquired	19,554
Liabilities assumed:
Indebtedness, net	17,696
Accounts payable and accrued expenses	448
Other liabilities	1,068
Total liabilities assumed	19,212
Estimated fair value of net assets acquired	$342

The following table summarizes the consideration transferred to acquire the real estate properties and the amounts of identified assets acquired and liabilities assumed at the respective acquisition date:

Description	Total Estimated Fair Value
Fair value of consideration transferred:
Investments in loans, accrued interest receivable and other assets (net of allowance for loan losses of $1,213)	$332
Total	$332

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

The table below presents the revenue and net income (loss) for the properties acquired during the six months ended June 30, 2016 as reported in our consolidated financial statements.

	For the Three Months Ended June 30, 2016		For the Six Months Ended June 30, 2016
Property	Total Revenue	Net income (loss) allocable to common shares	Total Revenue	Net income (loss) allocable to common shares
Indiana Portfolio	$546	$(318)	$546	$(318)
Total	$546	$(318)	$546	$(318)

The tables below present the revenue, net income and earnings per share effect of the acquired properties on a pro forma basis as if the acquisitions occurred on January 1, 2015.  These pro forma results are not necessarily indicative of the results which actually would have occurred if the acquisition had occurred on the first day of the periods presented, nor does the pro forma financial information purport to represent the results of operations for future periods.

	For the Three Months ended June 30,		For the Six Months ended June 30,
Description	2016	2015	2016	2015
Pro forma total revenue (unaudited)	$85,356	$80,330	$173,700	$156,174
Pro forma net income (loss) allocable to common shares (unaudited)	(7,546)	18,930	(25,355)	11,807
Earnings (loss) per share attributable to common shareholders
Basic-as pro forma (unaudited)	(0.08)	0.23	(0.28)	0.14
Diluted-as pro forma (unaudited)	(0.08)	0.21	(0.28)	0.14

Dispositions:

During the six months ended June 30, 2016, we disposed of six multifamily real estate properties, one office property and one parcel of land.  IRT also disposed of three multifamily real estate properties.  We also recognized $18 of gain on sale related to properties sold in the prior year as we settled remaining amounts with the buyers. The below table summarizes the current year dispositions and also presents each property’s contribution to net income (loss) allocable to common shares, excluding the impact of the gain (loss) on sale:

					Net income (loss) allocable to common shares
Property Name	Property Type	Date of Sale	Sale Price	Gain (loss) on sale	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2016
Cumberland Glen	IRT Multifamily	02/18/2016	$18,000	$2,454	$—	$99
Mineral/Lincoln	Office	03/25/2016	7,949	(374)	—	(1)
Ventura	Multifamily	03/30/2016	8,750	119	—	36
Saxony	Land	04/06/2016	1,500	(14)	—	(4)
Belle Creek	IRT Multifamily	04/07/2016	23,000	14,401	31	377
Tresa	IRT Multifamily	05/05/2016	47,000	15,414	217	686
Desert Wind (1)	Multifamily	05/18/2016	8,750	(2,032)	45	50
Las Vistas (1)	Multifamily	05/18/2016	10,500	(60)	76	113
Penny Lane (1)	Multifamily	05/18/2016	10,000	3,248	52	90
Sandal Ridge (1)	Multifamily	05/18/2016	12,250	3,482	75	133
Silversmith	Multifamily	06/03/2016	6,200	1,227	50	98
Total			$153,899	$37,865	$546	$1,677

(1)	These properties were disposed of as a group of assets in a portfolio sale on May 18, 2016.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

Impairment:

During the three and six months ended June 30, 2016, we recognized impairment of real estate assets of $1,297 and $5,219, respectively, as it was more likely than not we would dispose of the assets before the end of their previously estimated useful lives and a portion of our recorded investment in these assets were determined to not be recoverable. During the three and six months ended June 30, 2016, we expensed tenant improvements and straight-line rent receivables aggregating $1,703 associated with tenants who vacated our properties early.  These amounts were reported within asset impairment on the consolidated statement of operations.

NOTE 5: INDEBTEDNESS

We maintain various forms of short-term and long-term financing arrangements. Generally, these financing agreements are collateralized by assets within securitizations.

The following table summarizes our total recourse and non-recourse indebtedness as of June 30, 2016:

Description	Unpaid Principal Balance	Unamortized Discount and Debt Issuance Costs	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
7.0% convertible senior notes (1)	$871	$(28)	$843	7.0%	Apr. 2031
4.0% convertible senior notes (2)	126,098	(6,624)	119,474	4.0%	Oct. 2033
7.625% senior notes	57,287	(1,837)	55,450	7.6%	Apr. 2024
7.125% senior notes	70,731	(1,832)	68,899	7.1%	Aug. 2019
Senior secured notes	66,000	(5,355)	60,645	7.0%	Apr. 2017 to Apr. 2019
Junior subordinated notes, at fair value (3)	18,671	(7,882)	10,789	4.6%	Mar. 2035
Junior subordinated notes, at amortized cost	25,100	(210)	24,890	3.1%	Apr. 2037
CMBS facilities	138,977	(359)	138,618	2.6%	Jul. 2016 to Jan 2018
Total recourse indebtedness	503,735	(24,127)	479,608	4.8%
Non-recourse indebtedness:
Secured credit facilities (4)	247,335	(3,731)	243,604	2.9%	September 2018
Term Loans (5)	40,000	(441)	39,559	4.5%	September 2018
CDO notes payable, at amortized cost (6)(7)	776,102	(10,803)	765,299	1.3%	2045 to 2046
CMBS securitizations (8)	592,768	(5,791)	586,977	2.9%	Jan 2031 to Dec. 2031
Loans payable on real estate (9)	870,716	(5,025)	865,691	4.3%	June 2016 to June 2026
Total non-recourse indebtedness	2,526,921	(25,791)	2,501,130	2.9%
Other indebtedness (10)	24,796	(275)	24,521	—	—
Total indebtedness	$3,055,452	$(50,193)	$3,005,259	3.2%

(1)	Our 7.0% convertible senior notes are redeemable at par, at the option of the holder, in April 2021, and April 2026.
(2)	Our 4.0% convertible senior notes are redeemable at par, at the option of the holder, in October 2018, October 2023, and October 2028.
(3)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.

(4)      Floating rate at 245 basis points over 1-month LIBOR.

(5)	Floating rate at 400 basis points over 1-month LIBOR.
(6)	Excludes CDO notes payable purchased by us which are eliminated in consolidation
(7)

Collateralized by $1,219,408 principal amount of commercial mortgages, mezzanine loans, other loans and preferred equity interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

(8)

Collateralized by $772,557 principal amount of commercial mortgage loans and participation interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

(9)

Includes $601,047 of unpaid principal balance and $597,125 of carrying amount, respectively, of third party mortgage indebtedness that encumbers properties owned by IRT. The weighted-average interest rate is 3.8% and has a range of maturity dates from January 2021 to June 2026.

(10)

Represents a 40% interest issued to an unaffiliated third party in a venture to which we contributed the junior notes and equity of a floating rate securitization.  We retained a 60% interest in this venture, and, as a result of our controlling financial interest, we consolidated the venture.  We received $24,796 of proceeds as a result of issuing this 40% interest and incurred $275 of costs with third parties.  This 40% interest has no stated maturity date and does not provide for its mandatory redemption or any required return or interest payment.  The venture interests allocate the distributions on such junior notes and equity when made between the parties to the venture.

The following table summarizes our total recourse and non-recourse indebtedness as of December 31, 2015:

Description	Unpaid Principal Balance	Unamortized Discount and Debt Issuance Costs	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
7.0% convertible senior notes (1)	$30,048	$(1,180)	$28,868	7.0%	Apr. 2031
4.0% convertible senior notes (2)	141,750	(8,711)	133,039	4.0%	Oct. 2033
7.625% senior notes	60,000	(2,048)	57,952	7.6%	Apr. 2024
7.125% senior notes	71,905	(2,156)	69,749	7.1%	Aug. 2019
Senior secured notes	70,000	(6,955)	63,045	7.0%	Apr. 2017 to Apr. 2019
Junior subordinated notes, at fair value (3)	18,671	(8,167)	10,504	4.3%	Mar. 2035
Junior subordinated notes, at amortized cost	25,100	(216)	24,884	2.7%	Apr. 2037
CMBS facilities	97,067	(344)	96,723	2.4%	Jul. 2016 to Jan. 2018
Total recourse indebtedness	514,541	(29,777)	484,764	5.1%
Non-recourse indebtedness:
Secured credit facilities (4)	271,500	(4,345)	267,155	2.9%	Sep. 2018
Term Loans (5)	120,000	(1,582)	118,418	5.4%	Sept. 2016
CDO notes payable, at amortized cost (6)(7)	950,981	(13,412)	937,569	0.9%	Jun. 2045 to Nov. 2046
CMBS securitizations (8)	717,255	(8,745)	708,510	2.4%	May 2031 to Dec. 2031
Loans payable on real estate (9)	815,746	(4,080)	811,666	4.5%	Apr. 2016 to Apr. 2026
Total non-recourse indebtedness	2,875,482	(32,164)	2,843,318	2.7%
Total indebtedness	$3,390,023	$(61,941)	$3,328,082	3.0%

(1)	Our 7.0% convertible senior notes are redeemable at par, at the option of the holder, in April 2016, April 2021, and April 2026.
(2)	Our 4.0% convertible senior notes are redeemable at par, at the option of the holder, in October 2018, October 2023, and October 2028.
(3)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(4)	Floating rate at 245 basis points over 1-month LIBOR.
(5)	Floating rate at 500 basis points over 1-month LIBOR.
(6)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
(7)

Collateralized by $1,388,194 principal amount of commercial mortgage loans, mezzanine loans, other loans and preferred equity interests, $815,745 of which eliminates in consolidation. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

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

As of June 30, 2016

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

The current status or activity in our financing arrangements occurring as of or during the six months ended June 30, 2016 is as follows:

Recourse Indebtedness

7.0% convertible senior notes. The 7.0% convertible senior notes are convertible at the option of the holder at a current conversion rate of 184.9115 common shares per $1 principal amount of 7.0% convertible senior notes (equivalent to a current conversion price of $5.41 per common share).

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

During the second quarter of 2016, we repurchased $15,652 in principal amount of the 4.0% convertible senior notes for $14,075.  As of June 30, 2016, $126,098 of the 4.0% convertible senior notes remain outstanding.

7.625% senior notes. During the second quarter of 2016, we repurchased $2,713 in principal amount of the 7.625% senior notes for $2,172.  As of June 30, 2016, $57,287 of the 7.625% senior notes remain outstanding.

7.125% senior notes. During the second quarter of 2016, we repurchased $1,174 in principal amount of the 7.125% senior notes for $1,081.  As of June 30, 2016, $70,731 of the 7.125% senior notes remain outstanding.

Senior secured notes. During the six months ended June 30, 2016, we prepaid $4,000 of the senior secured notes. As of June 30, 2016, we have $66,000 of outstanding senior secured notes.

Junior subordinated notes, at fair value. At issuance, we elected to record the current $18,671 junior subordinated note at fair value under FASB ASC Topic 825, with all subsequent changes in fair value recorded in earnings. As of June 30, 2016, the fair value, or carrying amount, of this indebtedness was $10,789.

Junior subordinated notes, at amortized cost.  There was no activity other than recurring interest during the current period.

CMBS facilities. As of June 30, 2016, we had $3,285 of outstanding CMBS borrowings and 26,131 of outstanding commercial mortgage borrowings under the amended and restated master repurchase agreement, or the Amended MRA.  The Amended MRA had a capacity of $200,000 with a limit of $100,000 for floating rate loans.  In July of 2016, this facility was amended decreasing the capacity to $150,000 and extending the maturity date to July of 2018.  As of June 30, 2016, we were in compliance with all financial covenants contained in the Amended MRA.

 As of June 30, 2016, we had $23,142 of outstanding borrowings under the $150,000 CMBS facility. As of June 30, 2016, we were in compliance with all financial covenants contained in the $150,000 CMBS facility.

As of June 30, 2016, we had $49,179 of outstanding borrowings under the $75,000 commercial mortgage facility. As of June 30, 2016, we were in compliance with all financial covenants contained in the $75,000 commercial mortgage facility.

As of June 30, 2016, we had $37,240 of outstanding borrowings under the $150,000 commercial mortgage facility. As of June 30, 2016, we were in compliance with all financial covenants contained in the $150,000 commercial mortgage facility.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

Non-Recourse Indebtedness

Secured credit facilities. On September 17, 2015, IROP entered into a credit agreement with respect to a $325,000 senior secured credit facility, or the secured credit facility, which will mature on September 17, 2018. The secured credit facility is available for additional loans, may be increased to $450,000 and/or extended for two 12-month terms. At June 30, 2016, amounts outstanding under the secured credit facility bear interest at 245 basis points over 1-month LIBOR. As of June 30, 2016, there was $77,665 of availability under the revolver bearing interest at 0.25000%.

In March of 2016, IROP drew down $8,000 on the secured credit facility, which was used to repay $6,000 of the Key Bank interim facility, discussed below.

In March of 2016, IROP drew down $45,476 on the secured credit facility, which was used to satisfy the existing mortgages and closing costs relating to the Oklahoma City portfolio of properties we acquired in 2014.

In May of 2016, IROP repaid $77,665 on the secured credit facility with the proceeds received from entering into permanent financing of three properties which were all acquired in 2015.

Term loans. On September 17, 2015, IROP entered into a credit agreement with respect to a $120,000 senior interim term loan facility, or the interim facility. The interim facility was amended and restated to replace the interim facility with a $40,000 senior secured term loan, as described below.

In January and February of 2016, IROP repaid $23,784 of the interim facility subsequent to two property dispositions.

In April and May of 2016, IROP repaid $30,000 of the interim facility subsequent to two property dispositions.

In May of 2016, IROP repaid $26,704 of the interim facility subsequent to the permanent financing of two properties with seven and ten year fixed-rate mortgages.

As noted above, the interim facility was amended and restated to provide for a $40,000 senior secured term loan, or the term loan, on June 24, 2016.  Upon entering into the term loan, IROP borrowed $40,000, using $416 to pay closing costs and $33,512 to repay the remaining balance under the interim facility.  The maturity date of the term loan is September 17, 2018, subject to acceleration upon customary events of default.  The term loan requires monthly payments of interest only through June 30, 2017.  IROP is required to reduce the principal amount outstanding under the term loan by $100 per month beginning July 2017 and must apply 50% of all net proceeds from equity issuances, sales of assets, or refinancings of assets towards repaying the amended term loan.  At IROP’s option, borrowings under the term loan will bear interest at a rate equal to either (i) the LIBOR rate plus a margin of 400 basis points, or (ii) a base rate plus a margin of 300 basis points.  IROP may prepay the term loan, in whole or in part, at any time without fee or penalty, except for breakage costs associated with LIBOR borrowings.  At June 30, 2016, the term loan bears interest at 400 basis points over 1-month LIBOR and the balance is $40,000.

CDO notes payable, at amortized cost. CDO notes payable at amortized cost represent notes issued by consolidated CDO securitizations which are used to finance the acquisition of unsecured REIT notes, CMBS securities, commercial mortgage loans, mezzanine loans, and other loans in our commercial real estate portfolio. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates. Both RAIT I and RAIT II are meeting all of their over collateralization, or OC, and interest coverage, or IC, trigger tests as of June 30, 2016.

CMBS securitizations.  As of June 30, 2016, our subsidiary, RAIT 2014-FL2 Trust, or RAIT FL2, had $110,425 of total collateral at par value, none of which is defaulted. RAIT FL2 had classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $70,234 to investors. We currently own the unrated classes of junior notes, including a class with an aggregate principal balance of $40,191, and the equity, or the retained interests, of RAIT FL2. RAIT FL2 does not have OC triggers or IC triggers.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

As of June 30, 2016, our subsidiary, RAIT 2014-FL3 Trust, or RAIT FL3, had $125,878 of total collateral at par value, none of which is defaulted. RAIT FL3 had classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $88,491 to investors. We currently own the unrated classes of junior notes, including a class with an aggregate principal balance of $37,387, and the equity, or the retained interests, of RAIT FL3. RAIT FL3 does not have OC triggers or IC triggers.

As of June 30, 2016, our subsidiary, RAIT 2015-FL4 Trust, or RAIT FL4, had $189,504 of total collateral at par value, none of which is defaulted. RAIT FL4 had classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $148,114 to investors. We currently own the unrated classes of junior notes, including a class with an aggregate principal balance of $41,390, and the equity, or the retained interests, of RAIT FL4. RAIT FL4 does not have OC triggers or IC triggers.

As of June 30, 2016, our subsidiary, RAIT 2015-FL5 Trust, or RAIT FL5, has $346,728 of total collateral at par value, none of which is defaulted. RAIT FL5 had classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $285,924 to investors.  Upon closing, we retained $23,019 of investment grade notes and all of the unrated classes of junior notes and equity. In February 2016, we contributed the unrated classes of junior notes and equity of RAIT FL5 to a venture. We retained a 60% interest in the venture, and, as a result of our control, we consolidate the venture.  We received approximately $24,796 of proceeds as a result of this contribution. RAIT FL5 does not have OC triggers or IC triggers.  In April 2016, we sold the $23,019 of investment grade notes.

Loans payable on real estate. As of June 30, 2016 and December 31, 2015, we had $870,716 and $815,746, respectively, of other indebtedness outstanding relating to loans payable on consolidated real estate. These loans are secured by specific consolidated real estate and commercial loans included in our consolidated balance sheets.

In February of 2016, we repaid $6,659 of mortgage indebtedness as part of a property disposition.

In March of 2016, we repaid $43,694 of mortgage indebtedness related to the Oklahoma City portfolio of properties we acquired in 2014 through a refinancing whereby IROP drew down on the secured credit facility.

In May of  2016, IRT obtained three first mortgages on its investments in real estate from third party lenders that have aggregate principal balances of $25,050, $31,250, and $49,680, maturity dates of June 2023, June 2023 and June 2026 respectively, and interest rates of 3.40%, 3.28%, and 3.70%, respectively.

Maturity of Indebtedness

Generally, the majority of our indebtedness is payable in full upon the maturity or termination date of the underlying indebtedness.  The following table displays the aggregate contractual maturities of our indebtedness on or before December 31 by year:

	Recourse indebtedness	Non-recourse indebtedness
2016	$89,798	$92,202
2017	33,000	37,400
2018	65,679	331,538
2019	87,231	6,236
2020	-	38,855
Thereafter (1)	228,027	2,020,690
Total	$503,735	$2,526,921
(1)

Includes $871 of our 7.0% convertible senior notes which are redeemable at par at the option of the holders in April 2021, and April 2026.  Includes $126,098 of our 4.0% convertible senior notes which are redeemable at par at the option of the holders in October 2018, October 2023, and October 2028.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2016

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

We designate interest rate hedge agreements at inception and determine whether or not the interest rate hedge agreement is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. At designation, certain of these interest rate swaps had a fair value not equal to zero. However, we concluded, at designation, that these hedging arrangements were highly effective during their term using regression analysis and determined that the hypothetical derivative method would be used in measuring any ineffectiveness. At each reporting period, we update our regression analysis and, as of June 30, 2016, we concluded that these hedging arrangements were highly effective during their remaining term and used the hypothetical derivative method in measuring the ineffective portions of these hedging arrangements.

During the three months ended June 30, 2016, IRT entered into an interest rate swap contract with a notional value of $150 million, a strike rate of 1.145% and a maturity date of June 17, 2021.  IRT designated this interest rate swap as a cash flow hedge at inception and determined that the hedge is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. IRT concluded that this hedging relationship was and will continue to be highly effective, and using the hypothetical derivative method, did not recognize any ineffectiveness.  During the three months ended June 30, 2016, IRT de-designated its interest rate cap, which was highly effective through the de-designation date.  As of June 30, 2016, this interest rate cap is accounted for as a freestanding derivative.  The change in fair value of this interest cap was less than $1 during the three months ended June 30, 2016.

The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments as of June 30, 2016 and December 31, 2015:

	As of June 30, 2016			As of December 31, 2015
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges:
Interest rate swaps	$247,900	$—	$(1,950)	$243,816	$—	$(4,672)
Interest rate cap	—	—	—	200,000	24	—
Other interest rate swaps & caps	260,235	53	(2,022)	37,325	182	(55)
Net fair value	$508,135	$53	$(3,972)	$481,141	$206	$(4,727)

During the period July 1, 2016 through September 30, 2016, interest rate swap agreements relating to RAIT I and RAIT II with a notional amount of $97,900 and a weighted average strike rate of 4.7% as of June 30, 2016, will terminate in accordance with their terms.

Effective interest rate swaps and caps are reported in accumulated other comprehensive income and the fair value of these hedge agreements is included in other assets or derivative liabilities.

For interest rate swaps and caps that are considered effective hedges, we reclassified realized losses of $1,656 and $4,398, respectively, to earnings for the three months ended June 30, 2016 and 2015 and $4,059 and $9,365 for the six months ended June 30, 2016.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

Changes in the fair value of our other interest rate swaps and caps are reported in change in fair value of financial instruments in the Consolidated Statements of Operations.

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

The following table summarizes the carrying amount and the fair value of our financial instruments as of June 30, 2016:

Financial Instrument	Carrying Amount	Estimated Fair Value
Assets
Total investment in mortgages and loans, net	$1,477,106	$1,437,291
Cash and cash equivalents	66,885	66,885
Restricted cash	159,429	159,429
Derivative assets	53	53

Liabilities
Recourse indebtedness:
7.0% convertible senior notes	843	935
4.0% convertible senior notes	119,474	116,452
7.625% senior notes	55,450	50,435
7.125% senior notes	68,899	69,486
Senior secured notes	60,645	66,851
Junior subordinated notes, at fair value	10,789	10,789
Junior subordinated notes, at amortized cost	24,890	11,318
CMBS facilities	138,618	138,977
Non-recourse indebtedness:
Secured credit facilities	243,604	247,335
Term loans	39,559	40,000
CDO notes payable, at amortized cost	765,299	633,692
CMBS securitizations	586,977	585,918
Loans payable on real estate	865,691	910,275
Other indebtedness	24,521	24,796
Derivative liabilities	3,972	3,972
Warrants and investor SARs	29,300	29,300

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

The following table summarizes the carrying amount and the fair value of our financial instruments as of December 31, 2015:

Financial Instrument	Carrying Amount	Estimated Fair Value
Assets
Total investment in mortgages and loans, net	$1,606,486	$1,537,086
Cash and cash equivalents	125,886	125,886
Restricted cash	213,012	213,012
Derivative assets	206	206
Liabilities
Recourse indebtedness:
7.0% convertible senior notes	28,868	27,795
4.0% convertible senior notes	133,039	104,184
7.625% senior notes	57,952	46,560
7.125% senior notes	69,749	62,471
Senior secured notes	63,045	66,725
Junior subordinated notes, at fair value	10,504	10,504
Junior subordinated notes, at amortized cost	24,884	11,221
CMBS facilities	96,723	97,067
Non-recourse indebtedness:
Secured credit facilities	267,155	271,500
Term loans	118,418	120,000
CDO notes payable, at amortized cost	937,569	801,289
CMBS securitizations	708,510	709,001
Loans payable on real estate	811,666	834,816
Derivative liabilities	4,727	4,727
Warrants and investor SARs	26,200	26,200

Fair Value Measurements

The following tables summarize information about our assets and liabilities measured at fair value on a recurring basis as of June 30, 2016, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (a)	Balance as of June 30, 2016
Derivative assets	$—	$53	$—	$53
Total assets	$—	$53	$—	$53

Liabilities:	Quoted Prices in Active Markets for Identical Assets (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (a)	Balance as of June 30, 2016
Junior subordinated notes, at fair value	$—	$—	$10,789	$10,789
Derivative liabilities	—	3,972	—	3,972
Warrants and investor SARs	—	—	29,300	29,300
Total liabilities	$—	$3,972	$40,089	$44,061

(a)	During the six months ended June 30, 2016, there were no transfers between Level 1 and Level 2, and there were no transfers into and/or out of Level 3.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2016

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

For the fair value of our junior subordinated notes, at fair value, and warrant and investor SARs classified as Level 3 liabilities, we estimate the fair value of these financial instruments using significant unobservable inputs.  For the junior subordinated notes, at fair value, we use a discounted cash flow model as the valuation technique and the significant unobservable inputs as of December 31, 2015 include discount rates ranging from 12.9% to 13.3% and as of June 30, 2016 include discount rates ranging from 11.3% to 11.7%.  For the warrants and investor SARs, we utilized a third party valuation firm who used a binomial model as the valuation technique and the significant unobservable inputs as of June 30, 2016 and December 31, 2015 include 55.0% and 61.0%, respectively, for the annual volatility of our common shares of beneficial interest over the term of the warrants and investor SARs, 10.0% and 12.0%, respectively, for the credit adjusted discount rate on our unsecured debt issued that may be issued in satisfaction of the warrants and investor SARs, and 10.1% and 10.6%, respectively, for the dividend rate and future dividend rate on our common shares of beneficial interest.

The following table summarizes additional information about assets and liabilities that are measured at fair value on a recurring basis for which we have utilized level 3 inputs to determine fair value for the six months ended June 30, 2016:

Liabilities	Warrants and investor SARS	Junior Subordinated Notes, at Fair Value	Total Level 3 Liabilities
Balance, as of December 31, 2015	$26,200	$10,504	$36,704
Change in fair value of financial instruments	3,100	285	3,385
Purchases	—	—	—
Principal Repayments	—	—	—
Balance, as of June 30, 2016	$29,300	$10,789	$40,089

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

The following table summarizes additional information about assets and liabilities that are measured at fair value on a recurring basis for which we have utilized level 3 inputs to determine fair value for the three months ended June 30, 2016:

Liabilities	Warrants and investor SARS	Junior Subordinated Notes, at Fair Value	Total Level 3 Liabilities
Balance, as of March 31, 2016	$29,100	$9,785	$38,885
Change in fair value of financial instruments	200	1,004	1,204
Purchases	—	—	—
Principal Repayments	—	—	—
Balance, as of June 30, 2016	$29,300	$10,789	$40,089

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

As of June 30, 2016, we measured a real estate asset at a fair value of $43,313 in our consolidated balance sheets as it was impaired.  The fair value was based on an executed purchase and sale agreement and was classified within Level 2 of the fair value hierarchy.  The significant input was the purchase price included in the purchase and sale agreement.

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

	Carrying Amount as of June 30, 2016	Estimated Fair Value as of June 30, 2016	Valuation Technique	Level in Fair Value Hierarchy
Total investment in mortgages and loans, net	$1,477,106	$1,437,291	Discounted cash flows	Three
7.0% convertible senior notes	843	935	Trading price	One
4.0% convertible senior notes	119,474	116,452	Trading price	One
7.625% senior notes	55,450	50,435	Trading price	One
7.125% senior notes	68,899	69,486	Trading price	One
Senior secured notes	60,645	66,851	Discounted cash flows	Three
Junior subordinated notes, at amortized cost	24,890	11,318	Discounted cash flows	Three
CDO notes payable, at amortized cost	765,299	633,692	Discounted cash flows	Three
CMBS securitizations	586,977	585,918	Discounted cash flows	Three
Loans payable on real estate	865,691	910,275	Discounted cash flows	Three

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

	Carrying Amount as of December 31, 2015	Estimated Fair Value as of December 31, 2015	Valuation Technique	Level in Fair Value Hierarchy
Total investment in mortgages and loans, net	$1,606,486	$1,537,086	Discounted cash flows	Three
7.0% convertible senior notes	28,868	27,795	Trading price	One
4.0% convertible senior notes	133,039	104,184	Trading price	One
7.625% senior notes	57,952	46,560	Trading price	One
7.125% senior notes	69,749	62,471	Trading price	One
Senior secured notes	63,045	66,725	Discounted cash flows	Three
Junior subordinated notes, at amortized cost	24,884	11,221	Discounted cash flows	Three
CDO notes payable, at amortized cost	937,569	801,289	Discounted cash flows	Three
CMBS securitization	708,510	709,001	Discounted cash flows	Three
Loans payable on real estate	811,666	834,816	Discounted cash flows	Three

Change in Fair Value of Financial Instruments

The following table summarizes realized and unrealized gains and losses on assets and liabilities for which we elected the fair value option of FASB ASC Topic 825, “Financial Instruments” and derivatives as reported in change in fair value of financial instruments in the accompanying consolidated statements of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Description	2016	2015	2016	2015
Change in fair value of trading securities and security-related receivables	$—	$—	$—	$(173)
Change in fair value of junior subordinated notes	(1,004)	316	(285)	236
Change in fair value of derivatives	(388)	1,627	(2,295)	(420)
Change in fair value of warrants and investors SARs	(200)	6,413	(3,100)	13,203
Change in fair value of financial instruments	$(1,592)	$8,356	$(5,680)	$12,846

The changes in the fair value for the trading securities and security-related receivables, and junior subordinated notes for which the fair value option was elected for the three and six months ended June 30, 2016 and 2015 was primarily attributable to changes in instrument specific credit risks. The changes in the fair value of derivatives for which the fair value option was elected for the three and six months ended June 30, 2016 and 2015 were mainly due to changes in interest rates. The changes in fair value of the warrants and investor SARs for the three and six months ended June 30, 2016 and 2015 were due to changes in the reference stock price and volatility.

NOTE 8: VARIABLE INTEREST ENTITIES

The determination of when to consolidate a VIE is based on the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance together with either the obligation to absorb losses or the right to receive benefits that could be significant to the VIE. On January 1, 2016, we adopted a new accounting standard related to consolidation.  Refer to NOTE 2: Summary of Significant Accounting Policies for further information.  We evaluated our investments and determined that, as of June 30, 2016 and December 31, 2015, our consolidated VIEs were: RAIT I, RAIT II, our floating rate securitizations, IRT, and RAIT VIE Properties (Willow Grove, Cherry Hill, South Terrace, Cole’s Crossing, McDowell, and our ten industrial properties). Previously, we had not disclosed our floating rate securitizations as VIEs and have corrected the prior period disclosure. Also, as of June 30, 2016, the venture described in Note 5: Indebtedness was determined to be a VIE (RAIT Venture VIE).

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

We consolidate the securitizations that we sponsor as we have retained interests in these entities and control the significant decisions regarding the collateral in these entities, such as the approval of loan workouts.  We consolidate IRT as we own 15.4% of IRT’s common stock and control the significant decisions of IRT through our advisory agreement.  We consolidate the VIE properties as we own a majority of these entities and control the significant capital and operating decisions regarding the properties. We consolidate the Venture VIE (which consolidates a floating rate securitization) as we own a majority of this entity and control a majority of the significant decisions regarding the collateral in this entity, such as the approval of loan workouts.

The following table presents the assets and liabilities of our consolidated VIEs as of each respective date.

	As of June 30, 2016
	RAIT Securitizations	IRT	RAIT VIE Properties	RAIT Venture VIE	Total
Assets
Investments in mortgages and loans, at amortized cost:
Commercial mortgages, mezzanine loans, other loans and preferred equity interests	$1,618,072	$—	$—	$345,801	$1,963,873
Allowance for losses	—	—	—	—	0
Total investments in mortgages and loans	1,618,072	—	—	345,801	1,963,873
Investments in real estate
Investments in real estate	—	1,314,115	276,396	—	1,590,511
Accumulated depreciation	—	(45,059)	(31,194)	—	(76,253)
Total investments in real estate	—	1,269,056	245,202	—	1,514,258
Cash and cash equivalents	—	28,051	2,218	2	30,271
Restricted cash	11,891	6,779	4,582	5	23,257
Accrued interest receivable	71,481	—	—	1,443	72,924
Other assets	498	3,985	13,594	—	18,077
Intangible assets
Intangible assets	—	15,287	6,801	—	22,088
Accumulated amortization	—	(15,287)	(3,351)	—	(18,638)
Total intangible assets	—	—	3,450	—	3,450
Total assets	$1,701,942	$1,307,871	$269,046	$347,251	$3,626,110
Liabilities and Equity
Indebtedness, net	$1,387,751	$880,287	$273,140	$307,287	$2,848,465
Accrued interest payable	1,367	701	17,953	662	20,683
Accounts payable and accrued expenses	2	17,807	6,031	—	23,840
Derivative liabilities	787	1,163	—	—	1,950
Deferred taxes, borrowers’ escrows and other liabilities	—	5,964	3,150	—	9,114
Total liabilities	1,389,907	905,922	300,274	307,949	2,904,052
Equity:
Shareholders’ equity:
Accumulated other comprehensive income (loss)	(789)	(1,195)	—	—	(1,984)
RAIT investment	151,340	58,194	38,972	38,616	287,122
Retained earnings (deficit)	161,484	(2,600)	(68,464)	686	91,106
Total shareholders’ equity	312,035	54,399	(29,492)	39,302	376,244
Noncontrolling Interests	—	347,550	(1,736)	—	345,814
Total liabilities and equity	$1,701,942	$1,307,871	$269,046	$347,251	$3,626,110

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

	As of December 31, 2015
	RAIT Securitizations	IRT	RAIT VIE Properties	Total
Assets
Investments in mortgages and loans, at amortized cost:
Commercial mortgages, mezzanine loans, other loans and preferred equity interests	$2,242,416	$—	$—	$2,242,416
Allowance for losses	—	—	—	—
Total investments in mortgages and loans	2,242,416	—	—	2,242,416
Investments in real estate
Investments in real estate	—	1,372,015	278,774	1,650,789
Accumulated depreciation	—	(39,638)	(26,398)	(66,036)
Total investments in real estate	—	1,332,377	252,376	1,584,753
Cash and cash equivalents	—	38,301	1,589	39,890
Restricted cash	14,944	5,413	2,859	23,216
Accrued interest receivable	77,130	—	—	77,130
Other assets	479	3,362	13,740	17,581
Intangible assets
Intangible assets	—	15,287	5,245	20,532
Accumulated amortization	—	(11,551)	(1,446)	(12,997)
Total intangible assets	—	3,736	3,799	7,535
Total assets	$2,334,969	$1,383,189	$274,363	$3,992,521
Liabilities and Equity
Indebtedness, net	$2,090,091	$966,611	$273,766	$3,330,468
Accrued interest payable	2,207	1,239	13,997	17,443
Accounts payable and accrued expenses	8	19,304	6,000	25,312
Derivative liabilities	4,672	—	—	4,672
Deferred taxes, borrowers’ escrows and other liabilities	176	6,004	3,842	10,022
Total liabilities	2,097,154	993,158	297,605	3,387,917
Equity:
Shareholders’ equity:
Accumulated other comprehensive income (loss)	(4,691)	(8)	—	(4,699)
RAIT investment	86,822	68,273	35,792	190,887
Retained earnings (deficit)	155,684	(14,499)	(59,454)	81,731
Total shareholders’ equity	237,815	53,766	(23,662)	267,919
Noncontrolling Interests	—	336,265	420	336,685
Total liabilities and equity	$2,334,969	$1,383,189	$274,363	$3,992,521

The assets of the VIEs can only be used to settle obligations of the VIEs and are not available to our creditors. Certain amounts included in the table above are eliminated upon consolidation with our other subsidiaries that maintain investments in the debt or equity securities issued by these entities.  The amounts that eliminate in consolidation include $691,337 of total investments in mortgage loans and $157,395 of indebtedness as of June 30, 2016 and $813,455 of total investments in mortgage loans and $157,395 of indebtedness as of December 31, 2015. We do not have any contractual obligation to provide the VIEs listed above with any financial support. We have not and do not intend to provide financial support to these VIEs that we were not previously contractually required to provide.

NOTE 9: SERIES D PREFERRED SHARES

On October 1, 2012, we entered into a Securities Purchase Agreement, or the purchase agreement, with ARS VI Investor I, LLC, or the investor, an affiliate of Almanac Realty Investors, LLC, or Almanac. During the period from the effective date of the purchase agreement through June 30, 2016, we sold to the investor on a private placement basis in four sales between October 2012

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

and March 2014 for an aggregate purchase price of $100,000, or the total commitment, the following securities, in the aggregate: (i) 4,000,000 Series D Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share, of RAIT, or the Series D Preferred Shares, (ii) common share purchase warrants, or the warrants, exercisable for 9,931,000 of our common shares, or the common shares which have subsequently adjusted to 11,035,875 shares), and (iii) common share appreciation rights, or the investor SARs, with respect to up to 6,735,667 common shares (which have subsequently adjusted to 7,485,045 shares).

In September 2015, we amended the Securities Purchase Agreement with Almanac related to the Series D Preferred Shares.  This amendment changed two of the covenants therein.  As consideration for this amendment, we paid Almanac $450.  We accounted for this amendment as a modification of the Series D Preferred Shares.

The warrants and investor SARs had an initial strike price of $6.00 per common share, subject to adjustment. As of the filing of this report, the strike price has adjusted to $5.39.

The warrants and investor SARs were both determined to be classified as liabilities and had a combined fair value of $29,300 as of June 30, 2016. The initial fair value of the warrants and investor SARs are recorded as a liability and re-measured at each reporting period until the warrants and investor SARs are settled. Changes in fair value will be recorded in earnings as a component of the change in fair value of financial instruments in the consolidated statement of operations.

The following table summarizes the sales activity of the Series D Preferred Shares from the effective date of the agreement through June 30, 2016:

Aggregate purchase price		$100,000
Initial value of warrants and investor SARs issued to-date	(21,805)
Costs incurred	(6,834)
Total discount		(28,639)
Discount amortization to-date		17,500
Carrying amount of Series D Preferred Shares		$88,861

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 10: SHAREHOLDERS’ EQUITY

Preferred Shares

Dividends:

The following table summarizes the dividends we declared and paid on the preferred shares for the six months ended June 30, 2016:

	March 31, 2016	June 30, 2016
Series A Preferred Shares
Date declared	2/16/2016	5/19/2016
Record date	3/1/2016	6/1/2016
Date paid	3/31/2016	6/30/2016
Total dividend amount	$2,570	$2,570
Series B Preferred Shares
Date declared	2/16/2016	5/19/2016
Record date	3/1/2016	6/1/2016
Date paid	3/31/2016	6/30/2016
Total dividend amount	$1,225	$1,225
Series C Preferred Shares
Date declared	2/16/2016	5/19/2016
Record date	3/1/2016	6/1/2016
Date paid	3/31/2016	6/30/2016
Total dividend amount	$910	$910
Series D Preferred Shares
Date declared	2/16/2016	5/19/2016
Record date	3/1/2016	6/1/2016
Date paid	3/31/2016	6/30/2016
Total dividend amount	$2,125	$2,125

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

As of June 30, 2016, 2,763,204 Series A Preferred Shares, 947,496 Series B Preferred Shares, and 999,675 Series C Preferred Shares remain available for issuance under the 2014 Preferred ATM agreement.

Common Shares

Dividends:

On March 14, 2016, the board of trustees declared a $0.09 dividend on our common shares to holders of record as of April 8, 2016. The dividend was paid on April 29, 2016 and totaled $8,200. During the three months ended March 31, 2016, we also paid $348 of dividends on restricted common share awards that vested in this period.

On June 15, 2016, the board of trustees declared a $0.09 dividend on our common shares to holders of record as of July 8, 2016. The dividend was paid on July 29, 2016 and totaled $8,202.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

Equity Compensation:

On February 23, 2016, the compensation committee awarded 168,776 common shares, valued at $400 using our closing stock price of $2.37, to the board’s non-management trustees. These awards vested immediately. On February 22, 2016, the compensation committee awarded 367,000 restricted common shares, valued at $873 using our closing stock price of $2.38, to our non-executive officer employees. These awards generally vest over a three-year period.

On February 22, 2016, the compensation committee awarded 895,000 SARs, valued at $206 based on a Black-Scholes option pricing model at the date of grant, to our non-executive officer employees. The SARs vest over a three-year period and may be exercised between the date of vesting and February 22, 2021, the expiration date of the SARs.

On March 31, 2015, the compensation committee adopted a 2015 Long Term Incentive Plan, or the LTIP, and made awards, or the 2015 awards, to the eligible officers setting forth the basis on which the eligible officers could earn equity compensation for the years 2015 through 2018. Pursuant to the LTIP, each eligible officer was granted an initial long term equity award, consisting of both a performance share unit award for a three year performance period and an annual restricted share award vesting over a four year period. See note 13 to the consolidated financial statements in the 2015 Annual Report on Form 10-K for further details regarding these awards. For the three and six months ended June 30, 2016, we recorded $122 and $244, respectively, of compensation expense related to the LTIP.

On April 22, 2016, the compensation committee made awards, or the 2016 awards, to the eligible executives pursuant to the LTIP.  The LTIP awards consist of both a performance share unit award for a three year performance period commencing January 1, 2016 and ending December 31, 2018 and an annual restricted share award vesting over a four year period. Three components of the performance share unit award have market conditions and had grant date fair value of $1.55, $1.44 and $1.07 per share.  Both the annual cash bonus plan and the LTIP were adopted pursuant to our 2012 Incentive Award Plan.  For the three and six months ended June 30, 2016, we recorded $120 of compensation expense related to the LTIP plan.

For 2016, compensation awarded under the LTIP is based on predefined performance for 75% of the awards. Performance measures and weighting for the performance component of the 2016-2018 awards are based on the following objective performance measures relating to our total shareholder return, or TSR, as compared to a peer group of public companies over the same period for 40% of the award, TSR as compared to the TSR for the NAREIT Mortgage Index for 30% of the award, and our absolute TSR for 30% of the award.  The remaining 25% of the compensation award is time-based vesting over four years.

On May 23, 2016, the compensation committee awarded 161,290 common share awards, valued at $500, using our closing stock price of $3.10, to our President, under the terms of the 2012 Incentive Award Plan.  The common shares subject to the award vest 25% on the date of grant and 25% per year on the first three anniversaries of the date of grant and also vest upon the President’s separation from service for “Good Reason” as defined in the award.

Independence Realty Trust, Inc.

On February 12, 2016, the compensation committee of IRT awarded 210,000 shares of IRT restricted common stock, valued at $1,306 using IRT’s closing stock price of $6.22, to persons affiliated with IRT’s advisor, including their executive officers.  These awards generally vest over three-year periods.

On May 12, 2016, the compensation committee of IRT awarded 18,000 shares of IRT common stock, valued at $137 using IRT’s closing stock price of $7.60, to IRT’s independent directors. These awards vested immediately.

Dividend Reinvestment and Share Purchase Plan (DRSPP):

We have a dividend reinvestment and share purchase plan, or DRSPP, under which we registered and reserved for issuance, in the aggregate, 10,500,000 common shares. During the six months ended June 30, 2016, we issued a total of 4,658 common shares pursuant to the DRSPP at a weighted-average price of $2.79 per share and we received $13 of net proceeds. As of June 30, 2016, 7,757,064 common shares, in the aggregate, remain available for issuance under the DRSPP.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

Capital on Demand™ Sales Agreement (COD):

On November 21, 2012, we entered into a Capital on Demand™ Sales Agreement, or the COD sales agreement, with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we may issue and sell up to 10,000,000 of our common shares from time to time through JonesTrading acting as agent and/or principal, subject to the terms and conditions of the COD sales agreement. Unless the COD sales agreement is earlier terminated by JonesTrading or us, the COD sales agreement automatically terminates upon the issuance and sale of all of the common shares subject to the COD sales agreement. During the six months ended June 30, 2016, we did not issue any common shares pursuant to this agreement. As of June 30, 2016, 7,918,919 common shares, in the aggregate, remain available for issuance under the COD sales agreement.

Noncontrolling Interests

On September 17, 2015, IRT issued 15,110,994 shares of IRT common stock in connection with the TSRE merger. As of June 30, 2016 and December 31, 2015, we held 7,269,719 shares, of IRT common stock representing 15.4% and 15.5%, respectively, of the outstanding shares of IRT common stock.  On September 17, 2015 IRT also issued 1,925,419 IROP units in connection with the TSRE merger. We consolidate IRT as it is a VIE and we are the primary beneficiary. See Note 8 for additional disclosures pertaining to VIEs.

NOTE 11: EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$26,405	$26,441	$15,902	$26,707
(Income) loss allocated to preferred shares	(8,615)	(8,221)	(17,135)	(16,080)
(Income) loss allocated to noncontrolling interests	(25,370)	736	(24,191)	1,232
Net income (loss) allocable to common shares	(7,580)	18,956	(25,424)	11,859
Plus: Impact of assumed conversions	—	617	—	—
Net income (loss) allocable to common shares plus assumed conversions	$(7,580)	$19,573	$(25,424)	$11,859
Weighted-average shares outstanding—Basic	91,190,583	82,150,475	91,104,314	82,115,941
Dilutive securities	—	7,117,987	—	2,018,099
Weighted-average shares outstanding—Diluted	91,190,583	89,268,462	91,104,314	84,134,040
Earnings (loss) per share—Basic:
Earnings (loss) per share—Basic	$(0.08)	$0.23	$(0.28)	$0.14
Earnings (loss) per share—Diluted:
Earnings (loss) per share—Diluted	$(0.08)	$0.22	$(0.28)	$0.14

For the three and six months ended June 30, 2016, securities convertible into 27,107,825 and 26,876,003 common shares, respectively, were excluded from the earnings (loss) per share computations because their effect would have been anti-dilutive. For the three and six months ended June 30, 2015, securities convertible into 15,124,221 and 20,599,422 common shares, respectively, were excluded from the earnings (loss) per share computations because their effect would have been anti-dilutive.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2016

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

NOTE 13: SUPPLEMENTAL DISCLOSURE TO STATEMENT OF CASH FLOWS

The following are supplemental disclosures to the statements of cash flows for the six months ended June 30, 2016 and 2015:

	For the Six Months Ended June 30,
	2016	2015
Cash paid for interest	$50,639	$33,918
Cash paid (refunds received) for taxes	199	54
Non-cash increase (decrease) in investments in real estate, intangible assets and other liabilities from conversion of loans	(1,499)	—

For a discussion of the non-cash decrease in investments in real estate, intangible assets and other liabilities that occurred during the six months ended June 30, 2016, see Note 4.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 14: SEGMENT REPORTING

As a group, our executive officers act as the Chief Operating Decision Maker (“CODM”). The CODM reviews operating results of our reportable segments to make decisions about investments and resources and to assess performance for each of these reportable segments. We conduct our business through the following reportable segments:

•

Our real estate lending, owning and managing segment concentrates on lending, owning and managing commercial real estate assets throughout the United States. The form of our investment may range from first mortgage loans to equity ownership of a commercial real estate property. We manage our investments internally through our asset management and property management professionals.

•

Our IRT segment concentrates on the ownership of apartment properties in opportunistic markets throughout the United States. As of June 30, 2016, IRT owns $1,314,115 in gross real estate investments, before accumulated depreciation.

	Real Estate Lending Owning and Management	IRT	Eliminations (a)	Consolidated
Three Months Ended June 30, 2016:
Net interest margin	$14,490	$—	$(96)	$14,394
Property income	29,571	38,327	—	67,898
Fee and other income	9,834	—	(7,059)	2,775
Provision for losses	1,344	—	—	1,344
Depreciation and amortization expense	15,171	7,635	—	22,806
Operating income	(7,686)	2,027	—	(5,659)
Change in fair value of financial instruments	(1,592)	—	—	(1,592)
Income tax benefit (provision)	1,756	—	—	1,756
Net income (loss)	64	30,790	(4,449)	26,405

Three Months Ended June 30, 2015:
Net interest margin	$16,766	$—	$(241)	$16,525
Property income	32,816	22,718	—	55,534
Fee and other income	12,049	—	(4,420)	7,629
Provision for losses	2,000	—	—	2,000
Depreciation and amortization expense	11,287	5,720	—	17,007
Operating income	1,406	353	1	1,760
Change in fair value of financial instruments	8,356	—	—	8,356
Income tax benefit (provision)	(715)	—	—	(715)
Net income (loss)	27,396	353	(1,308)	26,441

(a)	The transactions that occur between the reportable segments include advisory and property management services, as well as providing commercial mortgages on our owned real estate.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

	Real Estate Lending Owning and Management	IRT	Eliminations (a)	Consolidated
Six Months Ended June 30, 2016:
Net interest margin	$31,237	$-	$(361)	$30,876
Property income	59,627	76,993	—	136,620
Fee and other income	19,559	—	(13,932)	5,627
Provision for losses	2,669	—	—	2,669
Depreciation and amortization expense	27,920	19,162	—	47,082
Operating income	(11,336)	(563)	—	(11,899)
Change in fair value of financial instruments	(5,680)	—	—	(5,680)
Income tax benefit (provision)	2,749	—	—	2,749
Net income (loss)	(10,405)	30,744	(4,437)	15,902

Six Months Ended June 30, 2015:
Net interest margin	$33,338	$-	$(479)	$32,859
Property income	64,433	44,375	—	108,808
Fee and other income	21,839	—	(8,616)	13,223
Provision for losses	4,000	—	—	4,000
Depreciation and amortization expense	24,273	11,758	—	36,031
Operating income	(1,598)	111	—	(1,487)
Change in fair value of financial instruments	12,846	—	—	12,846
Income tax benefit (provision)	(1,297)	—	—	(1,297)
Net income (loss)	29,213	112	(2,618)	26,707

(a)	The transactions that occur between the reportable segments include advisory and property management services, as well as providing commercial mortgages on our owned real estate.

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

On November 23, 2015, a shareholders’ derivative action, or the action, captioned Lobins v. Brown, et al., was filed in the Court of Common Pleas of Philadelphia County, or the court, (Civil Case No. 151103347) naming RAIT, as nominal defendant, and certain of our current and former executive officers and trustees as defendants, or the individual defendants.  The complaint in the action alleged that the individual defendants breached their fiduciary duties in connection with certain restructuring fees paid to TCM. These restructuring fees were the subject of the investigation by the staff of the SEC, the settlement of which was concluded on September 3, 2015.  The parties reached a settlement in the action consisting of our adoption of additions to our Trust Governance Guidelines and the creation of a Board-level Risk Management Committee.  On June 29, 2016, the court entered an order granting final approval of the settlement, which resolves the issues raised in the action and dismisses the action.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to historical information, this discussion and analysis contains forward-looking statements. These statements can be identified by the use of forward-looking terminology including “may,” “believe,” “will,” “expect,” “anticipate,” “estimate,”  “seek,” “continue” or similar words. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. These risks and uncertainties include, without limitation, those set forth in our filings with the Securities and Exchange Commission, including those described in the “Forward Looking Statements” and “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2015; that we cannot assure you that we will be able to successfully implement the property sales program or achieve the expected results described in the Overview below; and whether we will be able to sell any of the properties identified as marketed for sale or as part of our previously disclosed capital recycling and debt reduction plan and what the terms and effects of any such sales will be referenced in the Securitization Summary below. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report, except as may be required by applicable law.

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

In order to take advantage of market opportunities in the future, and to maximize shareholder value over time, we will continue to focus on:

•

expanding our commercial real estate revenue by investing in commercial real estate-related assets, managing and servicing investments for our own account or for others, and providing property management services;

•	creating value through investing in our commercial real estate properties and implementing cost savings programs to help maximize property value over time;
•	identifying opportunities to generate gains through the sale of commercial real estate properties;
•	maintaining and expanding our sources of liquidity;
•	managing our leverage to seek to provide attractive risk-adjusted returns for our shareholders; and
•	managing our investment portfolios to reposition under-performing assets to seek to increase our cash flows and the value of our assets over time.

Our performance with respect to our commercial real estate lending business in the second quarter of 2016 was impacted by commercial mortgage backed securities, or CMBS, market conditions and other trends we have previously disclosed.  Our level of origination of conduit loans and bridge loans during the second quarter of 2016 was significantly lower than 2015 quarterly levels.  We sold $21.4 million of conduit loans during the second quarter of 2016 resulting in a $0.3 million loss on sale due to transaction costs, and including the net interest margin we earned on the loans, since their origination, we generated net earnings of $0.1 million. We generated gains on sales of conduit loans in each quarter of 2015.  In addition, repayments of the loans underlying our securitizations increased in the second quarter of 2016 as compared to the second quarter of 2015.  Accordingly, our net interest margin, or NIM, from our investments in loans decreased $2.1 million in the second quarter of 2016 from the second quarter of 2015.  While we expect these trends to continue for the remainder of 2016, we continue to see opportunities, primarily in the floating rate market, to continue to originate and securitize bridge loans and expect to complete another securitization collateralized by bridge loans by the end of 2016.  Our performance with respect to our owned real estate business in the second quarter of 2016 reflected successful implementation of strategies to improve the operating results of our owned properties and, as Independence Realty Trust Inc.’s, or IRT’s, external advisor, managing IRT’s integration of its acquisition of TSRE.  We have continued to implement our strategy, and to manage IRT’s strategy, of recycling capital and reducing leverage by selling appropriate properties.

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

Our Investment Portfolio

Our consolidated investment portfolio is currently comprised of the following asset classes:

Commercial mortgage loans, mezzanine loans, and preferred equity interests. We originate and own senior long-term conduit mortgage loans, short-term bridge loans, subordinated, or “mezzanine,” financing and preferred equity interests. These assets are in most cases “non-recourse” or limited recourse loans secured by commercial real estate assets or real estate entities. This means that we look primarily to the assets securing the loan for repayment, subject to certain standard exceptions. We originate loans that are eligible to be sold to securitizations issuing CMBS, which we refer to as conduit loans. We may from time to time acquire existing commercial real estate loans from third parties who have originated such loans, including banks, other institutional lenders or third-party investors. Where possible, we seek to maintain direct lending relationships with borrowers, as opposed to investing in loans controlled by third party lenders.

The tables below describe certain characteristics of our commercial mortgage loans, mezzanine loans, and preferred equity interests as of June 30, 2016 (dollars in thousands):

	Carrying Value	Weighted- Average Coupon	Range of Maturities	Number of Loans
Commercial Real Estate (CRE) Loans
Commercial mortgages	$1,314,349	5.7%	Jul. 2016 to Jan. 2029	109
Mezzanine loans	142,364	9.6%	Sep. 2016 to Jan. 2029 (1)	42
Preferred equity interests	38,937	7.5%	Sep. 2016 to Aug. 2025	15
Total investments in loans	$1,495,650	6.1%		166

(1)

Does not include the maturity dates of seven loans all of which had maturity dates prior to June 30, 2016 and six of which have been identified as impaired. Three of these loans are 90 days or more past due, two of these loans are current and two of these loans are in the process of being restructured.

During the six months ended June 30, 2016, we originated $63.7 million of CRE loans and received CRE loan repayments of $175.0 million, contributing to a net reduction in our loan portfolio of $130.3 million.  We finance our consolidated CRE loans on a long-term basis through securitizations.

The charts below describe the property types and the geographic breakdown of our commercial mortgage loans, mezzanine loans, other loans, and preferred equity interests as of June 30, 2016:

(a)	Based on carrying amount.

Investments in real estate. We invest in real estate properties, primarily multi-family properties, throughout the United States. This asset class is held in our CRE and our IRT business lines. We manage substantially all of our properties through our property management subsidiaries.   The table below describes certain characteristics of our investments in real estate as of June 30, 2016 (dollars in thousands):

	Investments in Real Estate (a)	Average Physical Occupancy	Units/ Square Feet/ Acres	Number of Properties
RAIT Multi-family real estate properties	$411,086	94.2%	4,215	16
IRT Multi-family real estate properties	1,314,115	94.4%	12,982	46
Office real estate properties	331,916	77.8%	2,253,564	14
Industrial real estate properties	101,009	84.2%	1,840,577	12
Retail real estate properties	122,819	73.2%	1,378,171	5
Redevelopment real estate properties	78,513	43.5%	1,206,514	2
Parcels of land	49,681	N/A	13.7	7
Total	$2,409,139	—		102

(a)	Based on properties owned as of June 30, 2016.

The charts below describe the property types and the geographic breakdown of our investments in real estate as of June 30, 2016:

(a)	Based on book value.

Securitization Summary

Overview. We have used securitizations to match fund the interest rates and maturities of our assets with the interest rates and maturities of the related financing. This strategy has helped us reduce interest rate and funding risks on our loan portfolios for the long-term. A securitization is a structure in which multiple classes of debt and equity are issued by a special purpose entity to finance a portfolio of assets. Cash flow from the portfolio of assets is used to repay the securitization liabilities sequentially, in order of seniority. The most senior classes of debt typically have credit ratings of “AAA” through “BBB–” and therefore can be issued at yields that are lower than the average yield of the loans collateralizing the securitization. The debt tranches are typically rated based on portfolio quality, diversification and structural subordination. The equity securities issued by the securitization are the “first loss” piece of the capital structure, but they are entitled to all residual amounts available for payment after the obligations to the debt holders have been satisfied. Our retained interests described below included in our investments in our consolidated securitizations are typically in such “first loss” position. Historically, the stated maturity of the debt issued by a securitization we have sponsored and consolidated has been between 15 and 17 years. However, we expect the weighted average life of such debt to be shorter than the stated maturity due to the financial condition of the borrowers on the underlying loans and the characteristics of such loans, including the existence and frequency of exercise of any permitted prepayment, the prevailing level of interest rates, the actual default rate and the actual level of any recoveries on any defaulted loans. Debt issued by these securitizations is non-recourse to us and payable solely from the payments by the borrowers on the loans collateralizing these securitizations. These assets are in most cases “non-recourse” or limited recourse loans secured by commercial real estate assets or real estate entities. This means that we look primarily to the assets securing the loan for repayment, subject to certain standard exceptions.

As of June 30, 2016, we have sponsored six securitizations with varying amounts of retained or residual interests held by us which we consolidate in our financial statements as follows: RAIT I, RAIT II, RAIT 2014-FL2 Trust, or RAIT FL2, RAIT 2014-FL3 Trust, or RAIT FL3, RAIT 2014-FL4 Trust, or RAIT FL4, and RAIT 2015-FL5, or RAIT FL5. We refer to RAIT FL2, RAIT FL3 and RAIT FL4 and RAIT FL5 as the FL securitizations. We exercised our rights and unwound a seventh securitization we had sponsored, RAIT 2013-FL1 Trust, or RAIT FL1, in 2015.  The assets and liabilities of these securitizations are presented at amortized cost in our consolidated financial statements. We originated substantially all of the loans collateralizing RAIT I, RAIT II and the FL securitizations. We serve as the collateral manager, servicer and special servicer on RAIT I and RAIT II and as servicer and special servicer for each of the FL securitizations.

Over time, our returns on and cash flows from our retained interests in our securitizations generally decrease as the senior classes of debt bearing relatively lower interest rates are paid down by collateral pool payments and other proceeds leaving more junior classes of debt bearing relatively higher interest rates on the smaller collateral pool.  As a result, we continue to evaluate strategies to manage the returns on our capital allocated to our retained interests in each of our securitizations consistent with our rights and obligations under our securitizations and relevant market conditions, which may include, without limitation, unwinding a securitization and rolling the remaining collateral over to a new securitization and may involve, where applicable, selling our properties securing loans included in the collateral pool and repaying such loans.

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

Repayment of the loans collateralizing RAIT I and RAIT II outside their contractual maturities increased in the first half of 2016 and we expect it to continue to increase in the remainder of 2016 through 2019. In addition, we are currently marketing nine properties for sale with an aggregate net book value of $184.3 million at June 30, 2016.  The related indebtedness of these properties is expected to be repaid with the proceeds of any sales, which primarily includes paying down the most senior notes outstanding issued by RAIT I and RAIT II, as applicable.  We continue to evaluate our real estate portfolio with regards to identifying other possible properties to sell as part of our previously disclosed capital recycling and debt reduction plan.  Because we own properties that are financed, in part, by loans collateralizing RAIT I and RAIT II, sales of our properties could result in a significant reduction of our securitization notes payable. These repayments have reduced our returns from these securitizations and we expect future repayments to continue to reduce these returns.  We continue to evaluate alternative strategies seeking to replace these returns.
If the CDO notes issued by RAIT I and RAIT II have not been redeemed in full prior to the distribution date occurring in November 2016, in the case of RAIT I, and June 2017, in the case of RAIT II, then an auction of the collateral assets of RAIT I or RAIT II, as relevant, will be conducted by the relevant trustee periodically thereafter and, if certain conditions set forth in the relevant indenture are satisfied, such collateral assets will be sold at the auction and the relevant CDO notes will be redeemed, in whole, but not in part, on such distribution date.

A summary of the investments in our consolidated securitizations as of the most recent payment information is as follows:

•

RAIT I—RAIT I has $719.3 million of total collateral at par value, of which $53.4 million is defaulted. The current overcollateralization, or OC, test is passing at 129.5% with an OC trigger of 116.2%. We currently own $41.3 million of the securities that were originally rated investment grade and $200.0 million of the non-investment grade securities issued by this securitization. We are currently receiving all distributions required by the terms of our retained interests in this securitization and are receiving all of our collateral management fees. We pledged $29.3 million of the securities we own issued by RAIT I as collateral for a senior secured note we issued.

•

RAIT II—RAIT II has $514.9 million of total collateral at par value, of which $19.5 million is defaulted. The current OC test is passing at 129.2% with an OC trigger of 111.7%. We currently own $91.8 million of the securities that were originally rated investment grade and $140.7 million of the non-investment grade securities issued by this securitization. We are currently receiving all distributions required by the terms of our retained interests in this securitization and are receiving all of our collateral management fees. We pledged $52.7 million of the securities we own issued by RAIT II as collateral for a senior secured note we issued.

•

RAIT FL2—RAIT FL2 has $110.4 million of total collateral at par value, of which there is no collateral that is in default. RAIT FL2 does not have OC triggers or IC triggers. RAIT FL2, has classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $70.2 million to investors. We currently own the unrated classes of junior notes, including a class with an aggregate principal balance of $40.2 million, and the equity, or the retained interests, of RAIT FL2. We are evaluating whether or not to redeem the current aggregate principal balance outstanding of the investment grade senior notes issued by RAIT FL2 in accordance with their terms.

•

RAIT FL3—RAIT FL3 has $125.9 million of total collateral at par value, of which there is no collateral that is in default. RAIT FL3 does not have OC triggers or IC triggers. RAIT FL3, has classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $88.5 million to investors. We currently own the unrated classes of junior notes, including a class with an aggregate principal balance of $37.4 million, and the equity, or the retained interests, of RAIT FL3.

•

RAIT FL4—RAIT FL4 has $180.8 million of total collateral at par value, of which there is no collateral that is in default. RAIT FL4 does not have OC triggers or IC triggers. RAIT FL4, has classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $139.4 million. We currently own the unrated classes of junior notes, including a class with an aggregate principal balance of $41.4 million, and the equity, or the retained interests, of RAIT FL4.

•

RAIT FL5-RAIT FL5 has $346.7 million of total collateral at par value, of which there is no collateral that is in default.  RAIT FL5 does not have OC triggers or IC triggers.  RAIT FL5, has classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $285.9 million.  A venture, in which we have retained a 60% interest, owns the unrated classes of junior notes and the equity, or the retained interests, of RAIT FL5.  The unrated classes of junior notes have an aggregate principal balance of $60.8 million.

Independence Realty Trust, Inc.

IRT common stock trades on the NYSE MKT under the symbol “IRT” with a closing price of $9.50 as of August 5, 2016. We currently hold 7,269,719 shares of IRT common stock representing 15.4% percent of the outstanding shares of IRT common stock as of August 5, 2016. We continue to consolidate IRT in our financial results as of June 30, 2016. For the six months ended June 30, 2016, we reflected IRT’s operating results in our financial results, including $77.0 million of revenue and $30.7 million of net income. As of June 30, 2016, IRT owned 46 multi-family properties with 12,982 units and a book value of $1.3 billion which were reflected on our balance sheet. As of June 30, 2016, IRT had $880 million of indebtedness which was reflected on our balance sheet. For the six months ended June 30, 2016, we earned $3.6 million of fees from IRT under our advisory agreement with IRT and received $2.6 million of distributions declared on our IRT common stock, both of which are eliminated in consolidation. We characterize IRT as one of our operating segments and break out its financial performance in our financial statements.

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

The table below summarizes our AUM as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	AUM as of June 30, 2016	AUM as of December 31, 2015
Commercial real estate loan portfolio (1)	$3,904,482	$4,144,765
Property management (2)	1,586,966	1,778,836
Total	$5,491,448	$5,923,601

(1)

As of June 30, 2016 and December 31, 2015, our commercial real estate portfolio was comprised of $509.8 million and $554.0 million, respectively, of assets collateralizing RAIT I and RAIT II and $1.1 billion and $1.1 billion, respectively, of investments in real estate of RAIT, $1.3 billion and $1.4 billion, respectively, of investments in real estate of IRT and $213.0 million and $188.0 million, respectively, of commercial mortgage loans, mezzanine loans and preferred equity interests that were not securitized. As of June 30, 2016 and December 31, 2015, our commercial real estate portfolio was also comprised of $772.6 million and $885.1 million, respectively, of assets collateralizing our floating rate securitizations.

(2)

In the fourth quarter of 2013, we exercised our rights under a preferred equity investment we had made in Urban Retail Properties, LLC, or Urban Retail, to assume control of Urban Retail. We completed our acquisition of the equity of Urban Retail in March 2014. Urban Retail manages 76 properties with 19,400,499 square feet in 27 states as of June 30, 2016. In addition, on July 1, 2015 we exercised our rights under the operating agreement for our subsidiary, RAIT Residential, to acquire the 25% of its equity held by unaffiliated investors, making RAIT Residential our wholly owned subsidiary. RAIT Residential provides property management services to apartment properties, including IRT’s properties.

Results of Operations

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

The following table sets forth information regarding our consolidated results of operations for the three months ended June 30, 2016 and 2015.

	For the Three Months Ended June 30,
	2016	2015	$ Variance	% Variance
Revenue:
Investment interest income	$23,519	$24,107	$(588)	-2%
Investment interest expense	(9,125)	(7,582)	(1,543)	20%
Net interest margin	14,394	16,525	(2,131)	-13%
Property income	67,898	55,534	12,364	22%
Fee and other income	2,775	7,629	(4,854)	-64%
Total revenue	85,067	79,688	5,379	7%
Expenses:
Interest expense	22,890	19,673	3,217	16%
Real estate operating expense	29,950	26,630	3,320	12%
Compensation expense	7,922	6,568	1,354	21%
General and administrative expense	5,585	5,065	520	10%
Acquisition expense	229	985	(756)	-77%
Provision for loan losses	1,344	2,000	(656)	-33%
Depreciation and amortization expense	22,806	17,007	5,799	34%
Total expenses	90,726	77,928	12,798	16%
Operating (Loss) Income	(5,659)	1,760	(7,419)	-422%
Interest and other income (expense), net	39	(241)	280	-116%
Gains (losses) on assets	35,623	17,281	18,342	106%
Gain on IRT merger with TSRE	—	—	—	N/M*
Gains (losses) on extinguishments of debt	102	—	102	N/M*
Asset impairment	(3,864)	—	(3,864)	N/M*
Change in fair value of financial instruments	(1,592)	8,356	(9,948)	-119%
Income (loss) before taxes	24,649	27,156	(2,507)	-9%
Income tax benefit (provision)	1,756	(715)	2,471	-346%
Net income (loss)	26,405	26,441	(36)	0%
(Income) loss allocated to preferred shares	(8,615)	(8,221)	(394)	5%
(Income) loss allocated to noncontrolling interests	(25,370)	736	(26,106)	-3547%
Net income (loss) allocable to common shares	$(7,580)	$18,956	$(26,536)	-140%

*N/M – Not Meaningful

Revenue

Net interest margin. Net interest margin decreased $2.1 million, or 13%, to $14.4 million for the three months ended June 30, 2016 from $16.5 million for the three months ended June 30, 2015. Investment interest income decreased as a result of $335.7 million of loan repayments since July 1, 2015. Investment interest expense increased $1.5 million due to the RAIT FL4 and RAIT FL5 securitizations issued in May and December 2015, respectively, and increases in LIBOR partially offset by securitization notes repayments.

Property income. Property income increased $12.4 million to $67.9 million for the three months ended June 30, 2016 from $55.5 million for the three months ended June 30, 2015. The increase is attributable to $19.1 million of property income from 34 new properties acquired or consolidated since June 30, 2015, including $17.1 million of property income associated with IRT’s acquisition of TSRE, $0.1 million from one property acquired during the three months ended June 30, 2015 present for a full quarter of operations in 2016, and $0.1 million of property income from improved occupancy and rental rates in 2016 as compared to 2015 in the remaining properties. The increase was partially offset by a $6.9 million decrease of property income related to nineteen properties disposed of or deconsolidated after June 30, 2015.

Fee and other income. Fee and other income decreased $4.8 million to $2.8 million for the three months ended June 30, 2016 from $7.6 million for the three months ended June 30, 2015. The decrease is primarily attributable to a decrease of $0.4 million of property management fee income due to the timing of leasing commissions and a decrease in CMBS income of $3.9 million during the three months ended June 30, 2016 as compared to the same period in 2015.

Expenses

Interest expense. Interest expense increased $3.2 million, or 16%, to $22.9 million for the three months ended June 30, 2016 from $19.7 million for the three months ended June 30, 2015. The increase is primarily attributable to $2.9 million of interest expense related to the debt incurred as part of IRT’s acquisition of TSRE.

Real estate operating expense. Real estate operating expense increased $3.4 million to $30.0 million for the three months ended June 30, 2016 from $26.6 million for the three months ended June 30, 2015. The increase is attributable to $7.6 million of real estate operating expenses from 34 properties acquired since June 30, 2015, including $7.1 million of property operating expenses associated with IRT’s acquisition of TSRE. The increase was partially offset by a $3.9 million decrease of real estate operating expense related to nineteen properties disposed of or deconsolidated after June 30, 2015.

Compensation expense. Compensation expense increased $1.3 million to $7.9 million for the three months ended June 30, 2016 from $6.6 million for the three months ended June 30, 2015. This is primarily due to less compensation expense being deferred as direct loan origination costs due to a lower volume of loan originations during 2016 and an increase in stock compensation expense for the three months ended June 30, 2016 as compared to the same period in 2015.

General and administrative expense. General and administrative expense increased $0.5 million to $5.6 million for the three months ended June 30, 2016 from $5.1 million for the three months ended June 30, 2015. This increase is primarily a result of increased professional fees for the three months ended June 30, 2016.

Acquisition expense. Acquisition expense decreased $0.8 million to $0.2 million for the three months ended June 30, 2016 from $1.0 million for the three months ended June 30, 2015. This was primarily attributable to a $0.6 million decrease in dead deal costs for the three months ended June 30, 2016 as compared to the same period in 2015.

Depreciation and amortization expense. Depreciation and amortization expense increased $5.8 million to $22.8 million for the three months ended June 30, 2016 from $17.0 million for the three months ended June 30, 2015. The increase is attributable to $5.8 million of depreciation and amortization expense from 34 new properties acquired or consolidated since June 30, 2015 and $2.6 million of accelerated amortization expense on our customer relationships intangible assets due to the cancellation of two customer relationships. The increase was partially offset by a decrease of $2.5 million of depreciation and amortization expense related to nineteen properties that were disposed of or deconsolidated after June 30, 2015.

Other income (expense)

Gains (losses) on assets. During the three months ended June 30, 2016, seven multi-family properties and one land parcel were sold resulting in gains of $35.7 million.

Gain on extinguishment of debt.  During the three months ended June 30, 2016, we recognized a $0.1 million gain on extinguishment of debt.  This includes a $1.9 million gain on the extinguishment of the mortgage indebtedness on two of our multi-family properties upon their sale as they were sold for less than their outstanding indebtedness and the outstanding indebtedness has been satisfied. This was offset by a loss on the extinguishment of debt of $1.8 million related to repurchases and redemptions of our indebtedness, primarily driven by the write-off of the unamortized deferred financing costs associated with the indebtedness.

Asset impairment. During the three months ended June 30, 2016, we recognized impairment of $1.3 million on one multi-family property that is expected to be sold.  We also expensed tenant improvements and straight-line rent receivables aggregating $1.7 million associated with tenants that vacated our properties early.  We also recognized a loss on our retail property management subsidiary’s investment in an unconsolidated entity of $0.9 million as they no longer held the investment.

Change in fair value of financial instruments. During the three months ended June 30, 2016, the change in fair value of financial instruments decreased our net income by $1.6 million. The fair value adjustments we recorded were as follows (dollars in thousands):

Description	For the Three Months Ended June 30, 2016	For the Three Months Ended June 30, 2015
Change in fair value of junior subordinated notes	$(1,004)	$316
Change in fair value of derivatives	(388)	1,627
Change in fair value of warrants and investor SARs	(200)	6,413
Change in fair value of financial instruments	$(1,592)	$8,356

The changes in the fair value for the CDO notes payable and other liabilities for which the fair value option was elected for the three months ended March 31 2015 was primarily attributable to changes in instrument specific credit risks. The changes in the fair value of derivatives for the three months ended March 31, 2016 and 2015 was mainly due to changes in interest rates. The change in fair value of the warrants and investor SARs was due to changes in the reference stock price and volatility.

Income tax benefit (provision). During the three months ended June 30, 2016, the income tax benefit was driven by a lack of gains on CMBS loan sales, which resulted in a taxable loss at that taxable REIT subsidiary.  Conversely, during the three months ended June 30, 2015, the income tax (provision) was driven by gains on CMBS loan sales and the related taxable income at that taxable REIT subsidiary.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

The following table sets forth information regarding our consolidated results of operations for the six months ended June 30, 2016 and 2015.

	For the Six Months Ended June 30,
	2016	2015	$ Variance	% Variance
Revenue:
Investment interest income	$49,321	$47,355	$1,966	4%
Investment interest expense	(18,445)	(14,496)	(3,949)	27%
Net interest margin	30,876	32,859	(1,983)	-6%
Property income	136,620	108,808	27,812	26%
Fee and other income	5,627	13,223	(7,596)	-57%
Total revenue	173,123	154,890	18,233	12%
Expenses:
Interest expense	48,472	39,356	9,116	23%
Real estate operating expense	60,656	51,907	8,749	17%
Compensation expense	14,997	12,676	2,321	18%
General and administrative expense	10,648	10,465	183	2%
Acquisition expense	498	1,942	(1,444)	-74%
Provision for loan losses	2,669	4,000	(1,331)	-33%
Depreciation and amortization expense	47,082	36,031	11,051	31%
Total expenses	185,022	156,377	28,645	18%
Operating (Loss) Income	(11,899)	(1,487)	(10,412)	700%
Interest and other income (expense), net	100	(636)	736	-116%
Gains (losses) on assets	37,881	17,281	20,600	119%
Gain on IRT merger with TSRE	91	—	91	N/M*
Gains (losses) on extinguishments of debt	446	—	446	N/M*
Asset impairment	(7,786)	—	(7,786)	N/M*
Change in fair value of financial instruments	(5,680)	12,846	(18,526)	-144%
Income (loss) before taxes	13,153	28,004	(14,851)	-53%
Income tax benefit (provision)	2,749	(1,297)	4,046	-312%
Net income (loss)	15,902	26,707	(10,805)	-40%
(Income) loss allocated to preferred shares	(17,135)	(16,080)	(1,055)	7%
(Income) loss allocated to noncontrolling interests	(24,191)	1,232	(25,423)	-2064%
Net income (loss) allocable to common shares	$(25,424)	$11,859	$(37,283)	-314%

*N/M – Not Meaningful

Revenue

Net interest margin. Net interest margin decreased $2.0 million, or 6%, to $30.9 million for the six months ended June 30, 2016 from $32.9 million for the six months ended June 30, 2015. Investment interest income increased $2.0 million as a result of a 7% increase in the average investment in loans and increases in LIBOR. Investment interest expense increased $3.9 million due to the RAIT FL4 and RAIT FL5 securitizations issued in May and December 2015, respectively, and increases in LIBOR partially offset by securitization notes repayments.

Property income. Property income increased $27.8 million to $136.6 million for the six months ended June 30, 2016 from $108.8 million for the six months ended June 30, 2015. The increase is attributable to $42.1 million of property income from 34 new properties acquired or consolidated since June 30, 2015, including $33.8 million of property income associated with IRT’s acquisition of TSRE, $0.7 million from one property acquired during the six months ended June 30, 2015 present for a full quarter of operations in 2016 and $1.8 million of property income from improved occupancy and rental rates in 2016 as compared to 2015 in the remaining properties. The increase was partially offset by a $16.8 million decrease of property income related to 22 properties disposed of or deconsolidated after December 31, 2014.

Fee and other income. Fee and other income decreased $7.6 million to $5.6 million for the six months ended June 30, 2016 from $13.2 million for the six months ended June 30, 2015. The decrease is primarily attributable to a decrease of $1.8 million of property management fee income primarily due to the timing of leasing commissions and a decrease in CMBS income of $5.8 million during the six months ended June 30, 2016 as compared to the same period in 2015.

Expenses

Interest expense. Interest expense increased $9.1 million, or 23%, to $48.5 million for the six months ended June 30, 2016 from $39.4 million for the six months ended June 30, 2015. The increase is primarily attributable to $8.5 million of interest expense from the increase in our loans payable on real estate that we acquired in 2015 and $6.3 million of interest expense related to the debt incurred as part of IRT’s acquisition of TSRE. The increase was partially offset by a $5.5 million decrease of interest expense related to 22 properties disposed of or deconsolidated after December 31, 2014.

Real estate operating expense. Real estate operating expense increased $8.8 million to $60.7 million for the six months ended June 30, 2016 from $51.9 million for the six months ended June 30, 2015. The increase is attributable to $18.1 million of real estate operating expenses from 34 properties acquired since June 30, 2015, including $13.9 million of property operating expenses associated with IRT’s acquisition of TSRE. The increase was partially offset by an $8.9 million decrease of real estate operating expenses related to 22 properties disposed of or deconsolidated after December 31, 2014.

Compensation expense. Compensation expense increased $2.3 million to $15.0 million for the six months ended June 30, 2016 from $12.7 million for the six months ended June 30, 2015. This is primarily due to less compensation expense being deferred as direct loan origination costs due to a lower volume of loan originations during 2016 and an increase in stock compensation expense for the six months ended June 30, 2016 as compared to the same period in 2015.

General and administrative expense. General and administrative expense increased $0.1 million to $10.6 million for the six months ended June 30, 2016 from $10.5 million for the six months ended June 30, 2015.

Acquisition expense. Acquisition expense decreased $1.4 million to $0.5 million for the six months ended June 30, 2016 from $1.9 million for the six months ended June 30, 2015. This was primarily attributable to a $1.1 million decrease in dead deal costs for the six months ended June 30, 2016 as compared to the same period in 2015.

Depreciation and amortization expense. Depreciation and amortization expense increased $11.1 million to $47.1 million for the six months ended June 30, 2016 from $36.0 million for the six months ended June 30, 2015. The increase is attributable to $17.1 million of depreciation and amortization expense from 34 new properties acquired or consolidated since June 30, 2015, $2.6 million of accelerated amortization expense on our customer relationships intangible assets, and $0.2 million from one property acquired during the six months ended June 30, 2015 present for a full quarter of operations in 2016. The increase was partially offset by a decrease of $5.5 million of depreciation and amortization expense related to 22 properties that were disposed of or deconsolidated after December 31, 2014 along with a decrease of $3.3 million of amortization expense in our same store portfolio due to intangible assets reaching their useful lives.

Other income (expense)

Gains (losses) on assets. During the six months ended June 30, 2016, nine multi-family properties, one office building and one parcel of land were sold resulting in a gain of $37.9 million.

Gain on extinguishment of debt.  During the six months ended June 30, 2016, we recognized a gain on extinguishment of debt of $0.5 million.  This includes a $2.3 million gain on the extinguishment of the mortgage indebtedness on three of our multi-family properties upon their sale as they were sold for less than their outstanding indebtedness and the outstanding indebtedness has been satisfied. This was offset by a loss on the extinguishment of debt of $1.8 million related to repurchases and redemptions of our indebtedness, primarily driven by the write-off of the unamortized deferred financing costs associated with the indebtedness.

Asset impairment. During the six months ended June 30, 2016, we recognized impairment of $5.2 million on one office building and one multi-family property that are expected to be sold.  We also expensed tenant improvements and straight-line rent receivables aggregating $1.7 million associated with tenants that vacated our properties early.  We also recognized a loss on our retail property management subsidiary’s investment in an unconsolidated entity of $0.9 million.

Change in fair value of financial instruments. During the six months ended June 30, 2016, the change in fair value of financial instruments decreased our net income by $5.7 million. The fair value adjustments we recorded were as follows (dollars in thousands):

Description	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015
Change in fair value of trading securities and security-related receivables	$—	$(173)
Change in fair value of junior subordinated notes	(285)	236
Change in fair value of derivatives	(2,295)	(420)
Change in fair value of warrants and investor SARs	(3,100)	13,203
Change in fair value of financial instruments	$(5,680)	$12,846

The changes in the fair value for the trading securities and security-related receivables, CDO notes payable, and other liabilities for which the fair value option was elected for the six months ended June 30, 2015 was primarily attributable to changes in instrument specific credit risks.  The changes in the fair value of derivatives for the six months ended June 30, 2016 and 2015 was mainly due to changes in interest rates. The change in fair value of the warrants and investor SARs was due to changes in the reference stock price and volatility.

Income tax benefit (provision). During the six months ended June 30, 2016, the income tax benefit was driven by a lack of gains on CMBS loan sales, which resulted in a taxable loss at that taxable REIT subsidiary.  Conversely, during the six months ended June 30, 2015, the income tax (provision) was driven by gains on CMBS loan sales and the related taxable income at that taxable REIT subsidiary.

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

Set forth below is a reconciliation of CAD to net income (loss) allocable to common shares for the three months ended June 30, 2016 and 2015 (dollars in thousands, except share information):

	For the Three Months Ended June 30, 2016		For the Three Months Ended June 30, 2015
	Amount	Per Share (1)	Amount	Per Share (2)
Cash Available for Distribution:
Net income (loss) allocable to common shares	$(7,580)	$(0.08)	$18,956	$0.23
Adjustments:
Depreciation and amortization expense	22,806	0.25	17,007	0.21
Change in fair value of financial instruments	1,592	0.02	(8,356)	(0.10)
(Gains) losses on assets	(35,623)	(0.39)	(17,281)	(0.21)
(Gain) loss on IRT merger with TSRE	—	—	—	—
(Gains) losses on extinguishment of debt	(102)	—	—	—
Straight-line rental adjustments	(142)	—	23	—
Share-based compensation	1,334	0.01	1,046	0.01
Acquisition and integration expenses	229	—	985	0.01
Origination fees and other deferred items	4,927	0.05	7,268	0.09
Provision for losses	1,344	0.01	2,000	0.02
Asset impairment	3,864	0.04	—	—
Noncontrolling interest effect of certain adjustments	17,888	0.21	(4,421)	(0.05)
Cash Available for Distribution	$10,537	$0.12	$17,227	0.21

(1)	Based on 91,190,583 weighted-average shares outstanding for the three months ended June 30, 2016.
(2)	Based on 82,150,475 weighted-average shares outstanding for the three months ended June 30, 2015.

Set forth below is a reconciliation of CAD to net income (loss) allocable to common shares for the six months ended June 30, 2016 and 2015 (dollars in thousands, except share information):

	For the Six Months Ended June 30, 2016		For the Six Months Ended June 30, 2015
	Amount	Per Share (1)	Amount	Per Share (2)
Cash Available for Distribution:
Net income (loss) allocable to common shares	$(25,424)	$(0.28)	$11,859	$0.14
Adjustments:
Depreciation and amortization expense	47,082	0.52	36,031	0.45
Change in fair value of financial instruments	5,680	0.06	(12,846)	(0.16)
(Gains) losses on assets	(37,881)	(0.42)	(17,281)	(0.21)
(Gain) loss on IRT merger with TSRE	(91)	—	—	—
(Gains) losses on extinguishment of debt	(446)	—	—	—
Straight-line rental adjustments	(560)	(0.01)	25	—
Share-based compensation	2,607	0.03	2,394	0.03
Acquisition Expenses	498	0.01	1,942	0.02
Origination fees and other deferred items	11,641	0.13	14,694	0.18
Provision for losses	2,669	0.03	4,000	0.05
Asset impairment	7,786	0.09	—	—
Noncontrolling interest effect of certain adjustments	9,855	0.10	(9,134)	(0.11)
Cash Available for Distribution	$23,416	$0.26	$31,684	$0.39

(1)	Based on 91,104,314 weighted-average shares outstanding for the six months ended June 30, 2016.
(2)	Based on 82,115,941 weighted-average shares outstanding for the six months ended June 30, 2015.

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

Set forth below is a reconciliation of FFO to net income (loss) allocable to common shares for the three months ended June 30, 2016 and 2015 (dollars in thousands, except share information):

	For the Three Months Ended June 30, 2016		For the Three Months Ended June 30, 2015
	Amount	Per Share (1)	Amount	Per Share (2)
Funds From Operations:
Net income (loss) allocable to common shares	$(7,580)	$(0.08)	$18,956	$0.23
Adjustments:
Real estate depreciation and amortization	10,660	0.12	10,248	0.13
(Gains) losses on the sale of real estate	(10,820)	(0.12)	(17,281)	(0.21)
Funds From Operations allocable to common shares	$(7,740)	$(0.08)	$11,923	$0.15

(1)	Based on 91,190,583 weighted-average shares outstanding for the three months ended June 30, 2016.
(2)	Based on 82,150,475 weighted-average shares outstanding for the three months ended June 30, 2015.

Set forth below is a reconciliation of FFO to income (loss) allocable to common shares for the six months ended June 30, 2016 and 2015 (dollars in thousands, except share information):

	For the Six Months Ended June 30, 2016		For the Six Months Ended June 30, 2015
	Amount	Per Share (1)	Amount	Per Share (2)
Funds From Operations:
Net income (loss) allocable to common shares	$(25,424)	$(0.28)	$11,859	$0.14
Adjustments:
Real estate depreciation and amortization	22,034	0.24	21,453	0.27
(Gains) losses on the sale of real estate	(11,003)	(0.12)	(17,281)	(0.21)
Funds From Operations allocable to common shares	$(14,393)	$(0.16)	$16,031	$0.20

(1)	Based on 91,104,314 weighted-average shares outstanding for the six months ended June 30, 2016.
(2)	Based on 82,115,941 weighted-average shares outstanding for the six months ended June 30, 2015.

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

Our primary cash requirements are as follows:

•	to make investments and fund the associated costs;
•	to repay, repurchase or redeem our indebtedness;
•	to pay our expenses, including compensation to our employees;
•	to pay U.S. federal, state, and local taxes of our taxable REIT subsidiaries; and
•	to distribute a minimum of 90% of our REIT taxable income and to make investments in a manner that enables us to maintain our qualification as a REIT.

We intend to meet these liquidity requirements primarily through the following:

•	the use of our cash and cash equivalent balances of $66.9 million as of June 30, 2016;
•	cash generated from operating activities, including net investment income from our investment portfolio, and fee income generated by our commercial real estate platform;

•	proceeds from the sales of assets;
•	proceeds from future borrowings, including our CMBS facilities and loan participations;
•	proceeds from alternative sources of financing, such as joint ventures or sales of our retained interests in securitizations we sponsor; and
•	proceeds from future offerings of our securities, including those through our DRSPP and ATM programs.

We are evaluating whether or not to redeem the current aggregate principal balance outstanding of the investment grade senior notes issued by RAIT FL2 in accordance with their terms. Also, we continue to monitor market conditions to make opportunistic repurchases on the open market from time to time of our outstanding recourse indebtedness.  In this regard, we repurchased $19.5 million aggregate principal amount of our outstanding debt for an aggregate purchase price of $17.3 million in the second quarter of 2016.  We also redeemed $33.2 million of our recourse indebtedness during the second quarter of 2016.

Cash Flows

As of June 30, 2016 and 2015, we maintained cash and cash equivalents of approximately $66.9 million and $104.8 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Six Months Ended June 30,
	2016	2015
Cash flow from operating activities	$57,749	$13,326
Cash flow from investing activities	262,328	(68,613)
Cash flow from financing activities	(379,078)	38,333
Net change in cash and cash equivalents	(59,001)	(16,954)
Cash and cash equivalents at beginning of period	125,886	121,726
Cash and cash equivalents at end of period	$66,885	$104,772

Cash flow from operating activities for the six months ended June 30, 2016, as compared to the same period in 2015, increased $44.4 million primarily due to conduit loan sale activity exceeding conduit loan origination activity during 2016 as compared to conduit loan origination activity exceeding conduit loan sale activity during the six months ended June 30, 2015.  The remaining increase in cash flow from operating activities was primarily related to our growth in our real estate investments.

The cash inflow for investing activities for the six months ended June 30, 2016 was substantially due to proceeds from property dispositions of $127.4 million as well as loan repayments of $175.0 million outpacing new investments in loans of $55.6 million.  The cash outflow for investing activities for the six months ended June 30, 2015 was substantially due to new investments in loans of $191.9 million which exceeded loan repayments of $130.5 million.

The cash outflow from our financing activities during the six months ended June 30, 2016 was primarily due to repayments and repurchases of indebtedness of $617.3 million and distributions to shareholders and noncontrolling interests of $48.0 million exceeding proceeds from the issuance of indebtedness of $246.8 million.  The cash inflow from our financing activities during the six months ended June 30, 2015 was primarily due to proceeds from debt issuance of $239.5 million exceeding repayments of indebtedness of $144.8 million and distributions to shareholders and noncontrolling interests of $52.1 million.

As a REIT, we evaluate our dividend coverage based on our cash flow from operating activities, excluding acquisition and integration expenses, the origination and sale of conduit loans, and changes in assets and liabilities. During the six months ended June 30, 2016, we paid distributions to our preferred shareholders, common shareholders, and non-controlling interests of $48.0 million and generated cash flows from operating activities, before acquisition expenses, origination and sale of conduit loans, and changes in assets and liabilities of $49.2 million.

Capitalization

Refer to Note 5: Indebtedness, Note 9: Series D Preferred Shares, and Note 10: Shareholders’ Equity in the Notes to Consolidated Financial Statements, for information regarding our capitalization.

Off-Balance Sheet Arrangements and Commitments

There have been no material changes in off-balance sheet arrangements or commitments during the six months ended June 30, 2016 from the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

There have been no material changes in quantitative and qualitative market risks during the six months ended June 30, 2016 from the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting or in other factors during the quarter ended June 30, 2016, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

On November 23, 2015, a shareholders’ derivative action, or the action, captioned Lobins v. Brown, et al., was filed in the Court of Common Pleas of Philadelphia County, or the court, (Civil Case No. 151103347) naming RAIT, as nominal defendant, and certain of our current and former executive officers and trustees as defendants. Information required by this Item regarding the Lobins action has been previously reported in our Annual Report on Form 10-K filed with the SEC on March 11, 2016.  The parties reached a settlement in the action consisting of the adoption by RAIT of additions to its Trust Governance Guidelines and the creation of a Board-level Risk Management Committee.  On June 29, 2016, the court entered an order granting final approval of the settlement, which fully and finally resolves the issues raised in the action and dismisses the action.

Item 1A.	Risk Factors

There have not been any material changes from the risk factors previously disclosed in Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We withheld the following common shares to satisfy tax withholding during the quarter ending June 30, 2016 arising from the vesting of restricted share awards made pursuant to the RAIT Financial Trust 2012 Incentive Award Plan.  These common shares may be deemed to be “issuer purchases” of common shares that are required to be disclosed pursuant to this item.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
04/01/2016 to 04/30/2016	-	(1)	$-	(1)	-	-
05/01/2016 to 05/31/2016	17,469	(1)	$3.10	(1)	17,469	-
06/01/2016 to 06/30/2016	-	(1)	$-	(1)	-	-
Total	17,469	(1)	$3.10	(1)	17,469	-

1)	The price reported is the price paid per share using our closing stock price on the New York Stock Exchange on the vesting date of the relevant award.
Item 6.	Exhibits
(a)	Exhibits

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

RAIT FINANCIAL TRUST (Registrant)

Date: August 8, 2016	By:	/s/ Scott F. Schaeffer
Scott F. Schaeffer, Chairman of the Board and Chief Executive Officer
(On behalf of the registrant and as its Principal Executive Officer)

Date: August 8, 2016	By:	/s/ James J. Sebra
James J. Sebra, Chief Financial Officer and Treasurer
(On behalf of the registrant and as its Principal Financial Officer)

Date: August 8, 2016	By:	/s/ Alfred J. Dilmore
Alfred J. Dilmore, Chief Accounting Officer
(On behalf of the registrant and as its Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Documents

3.1.1	Amended and Restated Declaration of Trust of RAIT Financial Trust (“RAIT”). Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-35077).

3.1.2	Articles of Amendment to Amended and Restated Declaration of Trust of RAIT. Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-53067).

3.1.3	Articles of Amendment to Amended and Restated Declaration of Trust of RAIT. Incorporated by reference to RAIT’s Registration Statement on Form S-2 (Registration No. 333-55518).

3.1.4	Certificate of Correction to the Amended and Restated Declaration of Trust of RAIT. Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended March 31, 2002 (File No. 1-14760).

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

10.3	RAIT 2016 Annual Incentive Compensation Plan Form of Target Cash Bonus Award Grant Agreement adopted under the RAIT 2012 Incentive Award Plan (“IAP”). Filed herewith.

10.4	RAIT 2016 Long Term Incentive Plan Form of Performance Share Unit Award Grant Agreement adopted under the IAP. Filed herewith.

10.5	Amendment 2016-1 to RAIT 2015 Long Term Incentive Plan Form of Performance Share Unit Award Grant Agreement adopted under the IAP. Filed herewith.

10.6

Share Award Grant Agreement dated as of May 23, 2016 from RAIT Financial Trust to Scott L.N. Davidson under the terms of the RAIT Financial Trust 2012 Incentive Award Plan.  Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on May 25, 2016.

10.7

Second Amendment dated as of July 28, 2016 among RAIT CMBS Conduit I, LLC (“Seller I”) and RAIT CRE Conduit III, LLC (“Seller III”), RAIT Financial Trust (to reaffirm its guaranty of the Citi MRA (defined below)) and Citibank, N.A. (“Citibank”) to the Amended and Restated Master Repurchase Agreement, dated as of July 28, 2014 among Seller I, Seller III and Citibank (the “Citi MRA”).  Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on July 29, 2016

12.1	Statements regarding computation of ratios as of June 30, 2016, filed herewith.

31.1	Rule 13a-14(a) Certification by the Chief Executive Officer of RAIT, filed herewith.

31.2	Rule 13a-14(a) Certification by the Chief Financial Officer of RAIT, filed herewith.

32.1	Section 1350 Certification by the Chief Executive Officer of RAIT, filed herewith.

32.2	Section 1350 Certification by the Chief Financial Officer of RAIT, filed herewith.

99.1	Material U.S. Federal Income Tax Considerations. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on July 29, 2016.

Exhibit Number	Description of Documents

101

Pursuant to Rule 405 of Regulation S-T, the following financial information from RAIT’s Quarterly Report on Form 10-Q for the period ended June 30, 2016 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015; (ii) Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and 2015; (iv) Consolidated Statement of Changes in Equity for the six months ended June 30, 2016; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015; and (vi) Notes to Unaudited Consolidated Financial Statements, filed herewith.