Form 10-Q
period 2016-09-30
RAIT Financial Trust
filed 2016-11-10
CIK 1045425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

or

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

A total of 92,177,079 common shares of beneficial interest, par value $0.03 per share, of the registrant were outstanding as of November 7, 2016.

RAIT FINANCIAL TRUST

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

RAIT Financial Trust

Consolidated Balance Sheets

(Unaudited and dollars in thousands, except share and per share information)

	As of September 30, 2016	As of December 31, 2015
Assets
Investment in mortgages and loans:
Commercial mortgages, mezzanine loans, and preferred equity interests	$1,373,615	$1,623,583
Allowance for loan losses	(18,655)	(17,097)
Total investment in mortgages and loans, net (including $1,074,583 and $1,428,961 held by consolidated VIEs, respectively)	1,354,960	1,606,486
Investments in real estate, net of accumulated depreciation of $156,613 and $158,688, respectively (including $192,765 and $252,376 held by consolidated VIEs, respectively)	808,749	986,942
Cash and cash equivalents	36,019	87,581
Restricted cash	229,957	207,599
Accrued interest receivable	41,603	47,343
Other assets	81,546	67,566
Intangible assets, net of accumulated amortization of $19,308 and $13,234, respectively	23,165	28,864
Assets of discontinued operations (See Note 16)	1,306,532	1,383,547
Total assets	$3,882,531	$4,415,928
Liabilities and Equity
Indebtedness, net of unamortized discounts, premiums and deferred financing costs of $36,719 and $53,092, respectively (including $1,326,212 and $1,762,672 held by consolidated VIEs, respectively)	1,975,863	$2,399,475
Accrued interest payable	10,464	8,595
Accounts payable and accrued expenses	20,082	22,557
Derivative liabilities	1,748	4,727
Deferred taxes, borrowers’ escrows and other liabilities	168,692	197,908
Liabilities of discontinued operations (see Note 16)	906,225	952,530
Total liabilities	3,083,074	3,585,792
Series D cumulative redeemable preferred shares, $0.01 par value per share, 4,000,000 shares authorized, 4,000,000 and 4,000,000 shares issued and outstanding, respectively	90,728	85,395
Equity:
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 25,000,000 shares authorized;
7.75% Series A cumulative redeemable preferred shares, liquidation preference $25.00 per share, 8,069,288 shares authorized, 5,344,353 and 5,306,084 shares issued and outstanding, respectively	53	53
8.375% Series B cumulative redeemable preferred shares, liquidation preference $25.00 per share, 4,300,000 shares authorized, 2,340,969 and 2,340,969 shares issued and outstanding, respectively	23	23
8.875% Series C cumulative redeemable preferred shares, liquidation preference $25.00 per share, 3,600,000 shares authorized, 1,640,425 and 1,640,425 shares issued and outstanding, respectively	17	17
Series E cumulative redeemable preferred shares, $0.01 par value per share, 4,000,000 shares authorized	—	—
Common shares, $0.03 par value per share, 200,000,000 shares authorized 92,174,644 and 91,586,767 issued and outstanding, respectively, including 960,795 and 742,764 unvested restricted common share awards, respectively	2,766	2,748
Additional paid in capital	2,090,210	2,087,137
Accumulated other comprehensive income (loss)	(112)	(4,699)
Retained earnings (deficit)	(1,731,141)	(1,680,751)
Total shareholders’ equity	361,816	404,528
Noncontrolling interests - continuing operations	5,386	3,948
Noncontrolling interests - discontinued operations	341,527	336,265
Total noncontrolling interests	346,913	340,213
Total equity	708,729	744,741
Total liabilities and equity	$3,882,531	$4,415,928

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Operations

(Unaudited and dollars in thousands, except share and per share information)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Investment interest income	$20,189	$24,468	$69,510	$71,823
Investment interest expense	(8,512)	(8,021)	(26,957)	(22,517)
Net interest margin	11,677	16,447	42,553	49,306
Property income	29,614	29,968	89,335	94,401
Fee and other income	1,946	2,537	5,974	14,760
Total revenue	43,237	48,952	137,862	158,467
Expenses:
Interest expense	13,298	14,723	43,135	46,259
Real estate operating expense	14,635	14,991	43,810	47,804
Compensation expense	6,245	5,541	17,367	15,648
General and administrative expense	3,708	3,769	12,007	12,762
Acquisition expense	197	153	376	1,392
Provision for loan losses	1,533	1,850	4,202	5,850
Depreciation and amortization expense	11,466	10,482	39,273	34,622
Total expenses	51,082	51,509	160,170	164,337
Operating (Loss) Income	(7,845)	(2,557)	(22,308)	(5,870)
Interest and other income (expense), net	(70)	(398)	30	(1,035)
Gains (losses) on assets	18,194	7,430	23,811	24,711
Gains (losses) on extinguishments of debt	(6)	-	998	-
Asset impairment	(18,872)	(7,250)	(26,658)	(7,250)
Change in fair value of financial instruments	(1,375)	620	(7,055)	13,466
Income (loss) before taxes	(9,974)	(2,155)	(31,182)	24,022
Income tax benefit (provision)	15,302	(23)	18,051	(1,320)
Income from continuing operations	5,328	(2,178)	(13,131)	22,702
Discontinued operations:
Income (loss) from discontinued operations	4,112	27,004	38,473	28,831
Net income (loss)	9,440	24,826	25,342	51,533
(Income) loss allocated to preferred shares	(8,715)	(8,303)	(25,850)	(24,383)
(Income) loss allocated to noncontrolling interests	(729)	(23,055)	(24,920)	(21,823)
Net income (loss) allocable to common shares	$(4)	$(6,532)	$(25,428)	$5,327
Amount attributable to common shares
Net income (loss) available to common shares from continuing operations	$(2,048)	$(10,009)	$(35,526)	$24
Net income (loss) available to common shares from discontinued operations	2,044	3,477	10,098	5,303
Net income (loss)	$(4)	$(6,532)	$(25,428)	$5,327
Earnings (loss) per share-Basic:
Earnings (loss) per share from continuing operations	$(0.02)	$(0.11)	$(0.39)	$-
Earnings (loss) per share from discontinued operations	$0.02	$0.04	$0.11	$0.06
Earnings (loss) per share-Basic	$—	$(0.07)	$(0.28)	$0.06
Weighted-average shares outstanding-Basic	91,201,784	87,110,958	91,137,041	83,799,244
Earnings (loss) per share-Diluted:
Earnings (loss) per share from continuing operations	$(0.02)	$(0.11)	$(0.39)	$-
Earnings (loss) per share from discontinued operations	$0.02	$0.04	$0.11	$0.06
Earnings (loss) per share-Diluted	$—	$(0.07)	$(0.28)	$0.06
Weighted average shares outstanding-Diluted	91,201,784	87,110,958	91,137,041	85,645,609

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited and dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$9,440	$24,826	$25,342	$51,533
Other comprehensive income (loss):
Change in fair value of interest rate hedges	3	(248)	(133)	(430)
Realized (gains) losses on interest rate hedges reclassified to earnings	785	3,831	4,824	13,196
Total other comprehensive income from continuing operations	788	3,583	4,691	12,766
Discontinued operations:
Other comprehensive income (loss) from discontinued operations	468	—	(719)	—
Total other comprehensive income	1,256	3,583	3,972	12,766
Comprehensive income (loss) before allocation to noncontrolling interests	10,696	28,409	29,314	64,299
Allocation to noncontrolling interests - net (income) loss	(729)	(23,055)	(24,920)	(21,823)
Allocation to noncontrolling interests - other comprehensive (income) loss	(396)	—	615	—
Comprehensive income (loss)	$9,571	$5,354	$5,009	$42,476

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statement of Changes in Equity

(Unaudited and dollars in thousands, except share information)

	Preferred Shares— Series A	Par Value Preferred Shares— Series A	Preferred Shares— Series B	Par Value Preferred Shares— Series B	Preferred Shares— Series C	Par Value Preferred Shares— Series C	Common Shares	Par Value Common Shares	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2015	5,306,084	$53	2,340,969	$23	1,640,425	$17	91,586,767	$2,748	$2,087,137	$(4,699)	$(1,680,751)	$404,528	$340,213	$744,741
Net income (loss)	—	—	—	—	—	—	—	—	—	—	422	422	24,920	25,342
Preferred shares issued, net	38,269	—	—	—	—	—	—	—	610	—	—	610	—	610
Preferred dividends	—	—	—	—	—	—	—	—	—	—	(20,517)	(20,517)	—	(20,517)
Preferred Series D discount amortization	—	—	—	—	—	—	—	—	—	—	(5,333)	(5,333)	—	(5,333)
Common dividends declared	—	—	—	—	—	—	—	—	—	—	(24,962)	(24,962)	—	(24,962)
Other comprehensive income (loss), net	—	—	—	—	—	—	—	—	—	4,587	—	4,587	(615)	3,972
Share-based compensation	—	—	—	—	—	—	877,814	26	2,841	—	—	2,867	—	2,867
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	689	689
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	(23,248)	(23,248)
Derecognition of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	4,954	4,954
Common shares activity related to equity compensation	—	—	—	—	—	—	(296,745)	(8)	(378)	—	—	(386)	—	(386)
Common shares issued, net	—	—	—	—	—	—	6,808	—	—	—	—	—	—	—
Balance, September 30, 2016	5,344,353	$53	2,340,969	$23	1,640,425	$17	92,174,644	$2,766	$2,090,210	$(112)	$(1,731,141)	$361,816	$346,913	$708,729

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Cash Flows

(Unaudited and dollars in thousands)

	For the Nine Months Ended September 30,
	2016	2015
Operating activities:
Net income (loss)	$25,342	$51,533
Adjustments to reconcile net income (loss) to cash flow from operating activities:
Provision for loan losses	4,202	5,850
Share-based compensation expense	3,673	3,553
Depreciation and amortization	66,332	51,190
Amortization of deferred financing costs and debt discounts	16,202	13,103
Deferral of loan origination costs, net	(1,537)	(2,716)
Amortization of above/below market leases	(1,336)	(44)
(Gains) losses on assets	(56,074)	(24,711)
(Gains) losses on extinguishment of debt	(440)	—
TSRE financing extinguishment expenses	—	23,219
(Gains) on IRT merger with TSRE	(732)	(64,012)
Asset impairment	26,658	7,250
Change in fair value of financial instruments	7,055	(13,466)
Provision (benefit) for deferred taxes	(18,090)	851
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	5,702	(2,305)
Decrease (increase) in other assets	(4,567)	482
Increase in accrued interest payable	3,300	3,409
(Decrease) increase in accounts payable and accrued expenses	516	(19,453)
Increase in other liabilities	1,415	3,660
Origination of conduit loans	(13,800)	(317,154)
Sales of conduit loans	35,177	339,542
Net conduit loans (originated) sold	21,377	22,388
Cash flows provided by (used in) operating activities	98,998	59,781
Investing activities:
Proceeds from sales or repayments of other securities	—	31,241
Origination of loans for investment	(82,416)	(362,574)
Principal repayments on loans	308,254	169,611
Investments in real estate	(23,613)	(44,079)
IRT's acquisition of TSRE, net of cash acquired	—	(137,094)
Proceeds from the disposition of real estate	212,580	40,089
(Increase) decrease in restricted cash	(56,882)	6,454
Cash flows provided by (used in) investing activities	357,923	(296,352)
Financing activities:
Repayments on secured credit facilities and loans payable on real estate	(243,854)	(273,872)
Proceeds from secured credit facilities, term loans and loans payable on real estate	199,480	488,725
Repayments and repurchase of CDO notes payable and floating rate transactions	(465,622)	(222,955)
Proceeds from issuance of senior notes from floating rate CMBS transactions	22,559	181,215
Repurchase of convertible notes and senior notes	(47,614)	—
Repayments of senior secured notes	(6,000)	(6,000)
Net proceeds (repayments) related to conduit loan repurchase agreements	(30,153)	(27,242)
Net proceeds (repayments) related to floating rate loan repurchase agreements	102,635	126,389
Proceeds from issuance of joint venture interests accounted for as indebtedness	24,796	—
Distribution to noncontrolling interests	(23,246)	(15,577)
Issuance of noncontrolling interests	689	—
TSRE financing extinguishment expenses	—	(23,219)
Payments for deferred costs and convertible senior note hedges	(2,903)	(10,935)
Preferred share issuance, net of costs incurred	610	13,061
Common share issuance, net of costs incurred	(1,192)	41,657
Distributions paid to preferred shareholders	(22,643)	(19,445)
Distributions paid to common shareholders	(24,930)	(44,305)
Cash flows (used in) provided by financing activities	(517,388)	207,497
Net change in cash and cash equivalents	(60,467)	(29,074)
'Net change in cash and cash equivalents from discontinued operations	(8,905)	2,181
'Net change in cash and cash equivalents from continuing operations	(51,562)	(31,255)
Cash and cash equivalents at the beginning of the period	87,581	106,963
Cash and cash equivalents at the end of the period	$36,019	$75,708

The accompanying notes are an integral part of these consolidated financial statements.

6

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 1: THE COMPANY

RAIT Financial Trust is a multi-strategy commercial real estate company that is a self-managed and self-advised Maryland real estate investment trust, or REIT.  References to “RAIT”, “we”, “us”, and “our” refer to RAIT Financial Trust and its subsidiaries, unless the context otherwise requires. We invest in and manage a portfolio of real estate-related assets, including direct ownership of real estate properties, and provide a comprehensive set of debt financing options to the real estate industry. We have used our vertically integrated platform to originate commercial real estate loans, acquire commercial real estate properties and invest in, manage and service commercial real estate assets.

We finance a substantial portion of our investments through borrowing and securitization strategies seeking to match the maturities and terms of our financings with the maturities and terms of those investments, and to mitigate interest rate risk through derivative instruments.

On September 27, 2016, we entered into a securities and asset purchase agreement, or the IRT internalization agreement, with one of our consolidated variable interest entities, Independence Realty Trust, Inc. or IRT, pursuant to which IRT will complete a management internalization, or the IRT management internalization, and separation from us.  The IRT management internalization consists of two parts: (i) the acquisition of Independence Realty Advisors, LLC, or the IRT advisor, which is our subsidiary and IRT’s external advisor, and (ii) the acquisition of certain assets and the assumption of certain liabilities relating to our multifamily property management business which we refer to as RAIT Residential, including property management contracts relating to apartment properties owned by ourselves, IRT, and third parties.  The purchase price to be paid by IRT for the IRT management internalization is $43.0 million, subject to certain pro rations at closing.  The internalization agreement provides that the closing of the management internalization will occur no earlier than December 20, 2016.  As part of the same agreement, we also agreed to sell up to all of the 7,269,719 shares of IRT’s common stock owned by certain of our subsidiaries, subject to market conditions.  See Note 16: Discontinued Operations and Note 17: Subsequent Events for further information.

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

The Consolidated Statement of Operations for the nine-month period ended September 30, 2016 includes the impact of correcting the reporting of certain activity that occurred in the three-month period ended March 31, 2016. Specifically, the correction adjusts a clerical error made in the determination of the amount of investment interest expense by increasing investment interest expense and decreasing interest expense by $1,424 for the three-month period ended March 31, 2016. This correction had no impact to any other periods. We will also correct this error in our Consolidated Statement of Operations for the three months ended March 31, 2016 when it is presented in our filing on Form 10-Q for the quarter ended March 31, 2017.

We evaluated this correction and determined, based on quantitative and qualitative factors, that the change was not material to the consolidated financial statements taken as a whole for any previously filed consolidated financial statements.

As of September 30, 2016, certain entities or distinguishable components of RAIT have been presented as discontinued operations. See Note 16: Discontinued Operations for further information.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2016

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

Under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 810, “Consolidation”, the determination of whether to consolidate a VIE is based on the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance together with either the obligation to absorb losses or the right to receive benefits that could be significant to the VIE. We define the power to direct the activities that most significantly impact the VIE’s economic performance as the ability to buy, sell, refinance, or recapitalize assets or entities, and solely control other material operating events or items of the entity. For our commercial mortgages, mezzanine loans, and preferred equity investments, certain rights we hold are protective in nature and would preclude us from having the power to direct the activities that most significantly impact the VIE’s economic performance. Assuming both criteria are met, we would be considered the primary beneficiary and would consolidate the VIE. We will continually assess our involvement with VIEs and consolidate the VIEs when we are the primary beneficiary. During the second quarter of 2016, we began presenting our floating rate securitizations as VIEs and corrected the prior period disclosure.  In addition, we began presenting assets and liabilities of consolidated VIEs in a parenthetical disclosure on the consolidated balance sheets.  As of September 30, 2016, we corrected the parenthetical disclosure on the consolidated balance sheet as of December 31, 2015, as certain indebtedness that eliminated in consolidation was excluded from this disclosure.  After adjusting for liabilities related to discontinued operations, this decreased the amount of liabilities held by variable interest entities by $481,865.  See Note 8: Variable Interest Entities for additional disclosures pertaining to VIEs and Note 16: Discontinued Operations for additional disclosures pertaining to discontinued operations.

For entities that we do not consolidate, we account for our investment in them either under the equity method pursuant to ASC Topic 323, “Investments-Equity Method and Joint Ventures” or cost method pursuant to ASC Topic 325, “Investments – Other”. During the nine months ended September 30, 2016, we wrote off $864 of our retail property management subsidiary’s investment in an entity because it no longer held the investment. The charge was reported in asset impairment in the consolidated statements of operations.

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

As of September 30, 2016

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

e. Restricted Cash

Restricted cash consists primarily of tenant escrows and borrowers’ funds held by us to fund certain expenditures or to be released at our discretion upon the occurrence of certain pre-specified events, and to serve as additional collateral for borrowers’ loans.  As of September 30, 2016 and December 31, 2015, we had $126,896 and $160,453, respectively, of tenant escrows and borrowers’ funds.

Restricted cash also includes proceeds from the issuance of securitization notes that are restricted for the purpose of funding additional investments in securities subsequent to the balance sheet date.  As of September 30, 2016 and December 31, 2015, we had $103,061 and $47,146, respectively, of restricted cash held by securitizations.

f. Investments in Commercial Mortgage Loans, Mezzanine Loans and Preferred Equity Interests

We invest in commercial mortgage loans, mezzanine loans and preferred equity interests. We account for our investments in commercial mortgage loans, mezzanine loans and preferred equity interests at amortized cost. The carrying value of these investments is adjusted for origination discounts/premiums, nonrefundable fees and direct costs for originating loans which are amortized into income on a level yield basis over the terms of the loans.

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

As of September 30, 2016

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

i. Revenue Recognition

1)

Interest income—We recognize interest income from investments in commercial mortgage loans, mezzanine loans, and preferred equity interests on a yield to maturity basis. Certain of our commercial mortgage loans, mezzanine loans and preferred equity interests provide for the accrual of interest at specified rates which differ from current payment terms. Interest income is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible. Management will cease accruing interest on these loans when it determines that the interest income may not be collectible based on the ultimate value of the underlying collateral using discounted cash flow models and market based assumptions. The accrued interest receivable associated with these loans as of September 30, 2016 and December 31, 2015 was $28,782 and $34,132, respectively.  These loans are considered to be impaired when the total amount owed exceeds the estimated value of the underlying collateral.  None of these loans were considered to be impaired as of September 30, 2016 and December 31, 2015.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

tenant reimbursement of a portion of common area maintenance and other operating expenses to the extent that a tenant’s pro rata share of expenses exceeds a base year level set in the lease.
3)

Fee and other income—We generate fee and other income through our various subsidiaries by (a) funding conduit loans for sale into unaffiliated commercial mortgage-backed securities, or CMBS, securitizations, (b) providing or arranging to provide financing to our borrowers, (c) providing ongoing asset management services to investment portfolios under cancelable management agreements, and (d) providing property management services to third parties. We recognize revenue for these activities when the fees are fixed or determinable, are evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided. While we may receive asset management fees when they are earned, we eliminate earned asset management fee income from securitizations while such securitizations are consolidated. During the three and nine months ended September 30, 2016, we earned $340 and $1,118, respectively, of asset management fees, which were eliminated as they were associated with consolidated securitizations.  During the three and nine months ended September 30, 2015, we earned $427 and $1,485, respectively, of asset management fees, which were eliminated as they were associated with consolidated securitizations.

Also, during the three and nine months ended September 30, 2016 we earned $1,727 and $5,141 of asset management fees, respectively, and $206 and $350 of incentive fees, respectively, related to our advisory agreement with IRT.  During the three and nine months ended September 30, 2015 we earned $1,259 and $3,306 of asset management fees, respectively, and $0 and $425 of incentive fees, respectively, related to our advisory agreement with IRT. During the three and nine months ended September 30, 2016 we also earned $1,219 and $3,710, respectively, of property management and leasing fees related to our property management agreements with IRT’s properties.   During the three and nine months ended September 30, 2015 we also earned $861 and $2,381, respectively, of property management and leasing fees related to our property management agreements with IRT’s properties. As we consolidate IRT, these fees are eliminated in consolidation.

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

As of September 30, 2016

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

k. Investments in Securities

During the first quarter of 2015, we sold all our remaining investments in securities with an aggregate fair value of $31,412 and we had no investments in securities as of September 30, 2016 and December 31, 2015.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

n. Intangible Assets

Intangible assets on our consolidated balance sheets represent identifiable intangible assets acquired in business acquisitions. We amortize identified intangible assets to expense over their estimated lives using the straight-line method. We evaluate intangible assets for impairment as events and circumstances change, in accordance with FASB ASC Topic 360, “Property, Plant, and Equipment.” The gross carrying amount for our customer relationships was $14,997 and $19,149 as of September 30, 2016 and December 31, 2015, respectively. The gross carrying amount for our customer relationships has decreased as $4,151 of these assets became fully amortized during the nine months ended September 30, 2016, $2,552 of which was due to the acceleration of amortization as a result of the cancellation of two customer relationships. The gross carrying amount for our in-place leases, above market leases, and ground lease was $25,976 and $23,047 as of September 30, 2016 and December 31, 2015, respectively. The gross carrying amount for Urban Retail’s trade name was $1,500 as of September 30, 2016 and December 31, 2015. The accumulated amortization for our intangible assets was $19,308 and $13,234 as of September 30, 2016 and December 31, 2015, respectively. We recorded amortization expense of $2,333 and $1,700 for the three months ended September 30, 2016 and 2015, respectively, and $10,105 and $5,707 for the nine months ended September 30, 2016 and 2015, respectively. Based on the intangible assets identified above, we expect to record amortization expense of intangible assets of $2,045 for the remainder of 2016, $5,327 for 2017, $3,605 for 2018, $3,023 for 2019, $2,528 for 2020 and $6,638 thereafter.

o. Goodwill

Goodwill on our consolidated balance sheet represented the amounts paid in excess of the fair value of the net assets acquired from business acquisitions accounted for under FASB ASC Topic 805, “Business Combinations.” Pursuant to FASB ASC Topic 350, “Intangibles-Goodwill and Other”, goodwill is not amortized to expense but rather is analyzed for impairment. We evaluate goodwill for impairment on an annual basis and as events and circumstances change, in accordance with FASB ASC Topic 350. As of September 30, 2016 and December 31, 2015, we have $8,854 of goodwill that is included in Other Assets in the accompanying consolidated balance sheets.

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

As of September 30, 2016

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

During the three and nine months ended September 30, 2016, we recognized a deferred tax benefit of $15,302 related to the release of a valuation allowance on our deferred tax assets due to projected taxable income at our TRS entities emanating from the IRT internalization agreement described in Note 1: The Company. We expect to utilize this deferred tax benefit upon the closing of the IRT management internalization, which is expected to occur in December of 2016 as described in Note 16: Discontinued Operations.

q. Recent Accounting Pronouncements

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

Not Yet Adopted Within These Financial Statements

In May 2014, the FASB issued an accounting standard classified under FASB ASC Topic 606, “Revenue from Contracts with Customers”. This accounting standard generally replaces existing guidance by requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This accounting standard applies to all contracts with customers, except those that are within the scope of other Topics in the FASB ASC. During 2016, the FASB issued three amendments to this accounting standard which provide further clarification to this accounting standard. These standards amending FASB ASC Topic 606 are currently effective for annual reporting periods beginning after December 15, 2017. Management is currently evaluating the impact that these standards may have on our consolidated financial statements.

In January 2016, the FASB issued an accounting standard classified under FASB ASC Topic 825, “Financial Instruments”. This accounting standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  Among other things, the amendment (i) eliminates certain disclosure requirements for financial instruments measured at amortized

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2016

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

In August 2016, the FASB issued an accounting standard classified under FASB ASC Topic 230, “Statement of Cash Flows”.  This accounting standard provides guidance on eight specific cash flow issues; (i) debt prepayment or debt extinguishment costs; (ii) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

effective interest rate of the borrowing; (iii) contingent consideration payments made after a business combination; (iv) proceeds from the settlement of insurance claims; (v) proceeds from the settlement of corporate-owned life insurance policies; including bank-owned life insurance policies; (vi) distributions received from equity method investees; (vii) beneficial interests in securitization transactions; and (viii) separately identifiable cash flows and application of the predominance principle.  The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period.  Management is currently evaluating the impact that this standard may have on our consolidated statement of cash flows.

In October 2016, the FASB issued an accounting standard classified under FASB ASC Topic 740, “Income Taxes”.  The amendments in this accounting standard provide that the current and deferred income tax consequences of an intra-entity transfer of an asset other than inventory should be recognized when the transfer occurs rather than when the asset has been sold to an outside party.   Two common examples of assets included in the scope of this accounting standard are intellectual property and property, plant, and equipment.  The amendments in this standard are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods.  Early adoption is permitted for all entities as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued.  The amendments in this accounting standard should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption.  Management is currently evaluating the impact that this standard may have on our consolidated financial statements.

In October 2016, the FASB issued an accounting standard classified under FASB ASC Topic 810, “Consolidation”.  The amendments in this accounting standard provide guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE.  The amendments in this accounting standard do not change the characteristics of a primary beneficiary in current GAAP.  A primary beneficiary of a VIE has both of the following characteristics: (i) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.  If a reporting entity satisfies the first characteristic of a primary beneficiary (such that it is the single decision maker of a VIE), the amendments in this accounting standard require that the reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, to include all of its direct variable interest in a VIE and, on a proportionate basis, its indirect variable interest in a VIE held through related parties, including related parties that are under common control with the reporting entity.  If after performing that assessment, a reporting entity that is the single decision maker of a VIE concludes that it does not have the characteristics of a primary beneficiary, the amendments continue to require that the reporting entity evaluate whether it and one or more of its related parties under common control, as a group, have the characteristics of a primary beneficiary.  The amendments in this accounting standard are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period.  Management is currently evaluating the impact that this standard may have on our consolidated financial statements.

NOTE 3: INVESTMENTS IN LOANS

Investments in Commercial Mortgage Loans, Mezzanine Loans, and Preferred Equity Interests

The following table summarizes our investments in commercial mortgage loans, mezzanine loans and preferred equity interests as of September 30, 2016:

	Unpaid Principal Balance	Unamortized (Discounts) Premiums	Carrying Amount	Number of Loans	Weighted- Average Coupon (1)	Range of Maturity Dates (2)
Commercial Real Estate (CRE)
Commercial mortgage loans (3)	$1,228,732	$(902)	$1,227,830	100	5.7%	Oct. 2016 - Dec. 2025
Mezzanine loans	110,055	(219)	109,836	34	9.3%	Oct. 2016 - Jun. 2027
Preferred equity interests	36,828	(1)	36,827	14	7.2%	Jan. 2017 - Jan. 2029
Total CRE	1,375,615	(1,122)	1,374,493	148	6.0%
Deferred fees, net	(878)	-	(878)
Total	$1,374,737	$(1,122)	$1,373,615

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

(1)	Weighted-average coupon is calculated on the unpaid principal balance, which does not necessarily correspond to the carrying amount.
(2)	Does not include the maturity dates of four loans all of which had maturity dates prior to September 30, 2016 and have been identified as impaired. These loans are 90 days or more past due.
(3)

Commercial mortgage loans includes three conduit loans with an unpaid principal balance and carrying amount of $27,570, a weighted-average coupon of 4.8% and maturity dates ranging from June 2025 through December 2025. These commercial mortgage loans are accounted for as loans held for sale.

The following table summarizes our investments in commercial mortgage loans, mezzanine loans and preferred equity interests as of December 31, 2015:

	Unpaid Principal Balance	Unamortized (Discounts) Premiums	Carrying Amount	Number of Loans	Weighted- Average Coupon (1)	Range of Maturity Dates (2)
Commercial Real Estate (CRE)
Commercial mortgage loans (3)	$1,427,328	$(1,049)	$1,426,279	124	5.2%	Mar. 2016 to Jan. 2029
Mezzanine loans	169,556	(218)	169,338	57	10.0%	Jan. 2016 to May 2025
Preferred equity interests	30,237	(1)	30,236	7	6.9%	Feb. 2016 to Aug. 2025
Total CRE	1,627,121	(1,268)	1,625,853	188	6.1%
Deferred fees, net	(2,270)	—	(2,270)
Total	$1,624,851	$(1,268)	$1,623,583

(1)	Weighted-average coupon is calculated on the unpaid principal balance, which does not necessarily correspond to the carrying amount.
(2)	Does not include the maturity dates of three mezzanine loans that were 90 days or more past due which had contractual maturity dates prior to December 31, 2015.
(3)

Commercial mortgage loans includes six conduit loans with an unpaid principal balance and carrying amount of $49,239, a weighted-average coupon of 4.8% and maturity dates ranging from December 2020 through January 2026. These commercial mortgage loans are accounted for as loans held for sale.

The following table summarizes the delinquency statistics of our commercial real estate loans as of September 30, 2016 and December 31, 2015:

	As of September 30, 2016
Delinquency Status	Current	30 to 59 days	60 to 89 days	90 days or more	In foreclosure or bankruptcy proceedings	Total	Non-accrual (1)
Commercial mortgage loans	$1,153,931	$—	$—	74,800	$—	$1,228,731	$92,035
Mezzanine loans	100,503	—	—	9,553	—	110,056	$9,553
Preferred equity interests	36,828	—	—	—	—	36,828	$7,880
Total	$1,291,262	$—	$—	$84,353	$—	$1,375,615	$109,468

(1)	Includes four loans that were current, but are on non-accrual due to uncertainty over whether we will fully collect principal and interest.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2016

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

As of September 30, 2016 and December 31, 2015, all of our commercial mortgage loans, mezzanine loans and preferred equity interests that were 90 days or more past due or in foreclosure were on non-accrual status.  As of September 30, 2016 and December 31, 2015, $109,468 and $35,937, respectively, of our commercial real estate loans were on non-accrual status and had a weighted-average interest rate of 5.4% and 4.6%, respectively. Also, as of September 30, 2016 and December 31, 2015, four and two loans, respectively, with an unpaid principal balance of $28,933 and $13,002, respectively, and a weighted average interest rate of 12.6% and 11.6%, respectively, were recognizing interest on the cash basis. Additionally, as of September 30, 2016 and December 31, 2015, one loan, with an unpaid principal balance of $18,500, which had previously been restructured in a troubled debt restructuring, or TDR, did not accrue interest in accordance with its restructured terms as it has the option to be prepaid at par.

We are in the process of completing a restructuring of a $74,800 loan, which was greater than 90 days past due as of September 30, 2016.  This restructuring, which would be considered a TDR, involves separating the loan into seven individual loans that will be cross-collateralized, capitalizing past due interest and advances, extending the maturity date and reducing the contractual interest rate.  The probable incurred losses of $1,933 related to this restructuring was recognized as provision for loan losses as of September 30, 2016.

Allowance For Loan Losses And Impaired Loans

We closely monitor our loans which require evaluation for loan loss in two categories: satisfactory and watchlist/impaired. Loans classified as watchlist/impaired are generally loans which have credit weaknesses or in which the credit quality of the collateral has deteriorated. This is determined by evaluating quantitative factors including debt service coverage ratios, net operating income of the underlying collateral and qualitative factors such as current performance of the underlying collateral.  As of September 30, 2016 and December 31, 2015 we have classified our investment in loans by credit risk category as follows:

	As of September 30, 2016
Credit Status	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Satisfactory	$1,136,697	$82,002	$28,948	$1,247,647
Watchlist / Impaired	92,035	28,053	7,880	127,968
Total	$1,228,732	$110,055	$36,828	$1,375,615

	As of December 31, 2015
Credit Status	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Satisfactory	$1,336,883	$135,710	$22,291	$1,494,884
Watchlist / Impaired	90,445	33,846	7,946	132,237
Total	$1,427,328	$169,556	$30,237	$1,627,121

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

The following tables provide roll-forwards of our allowance for loan losses for our commercial mortgage loans, mezzanine loans and preferred equity interests for the three months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30, 2016
	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Beginning balance	$4,397	$10,861	$2,979	$18,237
Provision for loan losses	1,957	(394)	(30)	1,533
Charge-offs, net of recoveries	(10)	(1,105)	—	(1,115)
Ending balance	$6,344	$9,362	$2,949	$18,655

	For the Three Months Ended September 30, 2015
	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Beginning balance	$—	$11,470	$1,326	$12,796
Provision for loan losses	3,154	(1,255)	(49)	1,850
Charge-offs, net of recoveries	—	0	—	-
Ending balance	$3,154	$10,215	$1,277	$14,646

The following tables provide roll-forwards of our allowance for loan losses for our commercial mortgages, mezzanine loans and preferred equity interests for the nine months ended September 30, 2016 and 2015:

	For the Nine Months Ended September 30, 2016
	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Beginning balance	$3,154	$12,139	$1,804	$17,097
Provision for loan losses	3,200	(143)	1,145	4,202
Charge-offs, net of recoveries	(10)	(2,634)	—	(2,644)
Ending balance	$6,344	$9,362	$2,949	$18,655

	For the Nine Months Ended September 30, 2015
	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Beginning balance	$—	$7,892	$1,326	$9,218
Provision for loan losses	3,154	2,745	(49)	5,850
Charge-offs, net of recoveries	—	(422)	—	(422)
Ending balance	$3,154	$10,215	$1,277	$14,646

Information related to those loans on our watchlist or considered to be impaired was as follows:

	As of September 30, 2016
Watchlist/Impaired Loans	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Watchlist/Impaired loans expecting full recovery	$—	$18,500	$—	$18,500
Watchlist/Impaired loans with reserves	92,035	9,553	7,880	109,468
Total Watchlist/Impaired Loans (1)	$92,035	$28,053	$7,880	$127,968
Allowance for loan losses	$6,344	$9,362	$2,949	$18,655

(1)	As of September 30, 2016, there was no unpaid principal relating to previously identified TDRs that are on accrual status.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2016

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

The average unpaid principal balance and recorded investment of total watchlist/impaired loans was $128,485 and $78,680 during the three months ended September 30, 2016 and 2015, respectively, and $130,299 and $79,791 during the nine months ended September 30, 2016 and 2015, respectively. We recorded interest income of $193 and $1,129 on loans that were watchlist/impaired for the three months ended September 30, 2016 and 2015, respectively.  We recorded interest income of $2,715 and $2,882 on loans that were watchlist/impaired for the nine months ended September 30, 2016 and 2015, respectively.

We have evaluated restructurings of our commercial real estate loans to determine if the restructuring constitutes a TDR under FASB ASC Topic 310, “Receivables”. During the nine months ended September 30, 2016, we have determined that a restructuring of one commercial real estate loan with an unpaid principal balance of $15,645 constituted a TDR as the interest payment rate was decreased, although interest will continue to accrue on the original contractual rate, subject to management’s determination that it is collectible, and will be owed upon maturity. During the nine months ended September 30, 2015, there were no restructurings of our commercial real estate loans that constituted a TDR. As of September 30, 2016, there were no TDRs that subsequently defaulted for restructurings that had been entered into within the previous 12 months.

Loan-to-Real Estate Conversion

During the three months ended September 30, 2016, we did not convert any commercial real estate loans to owned real estate property.

During the nine months ended September 30, 2016, we completed the conversion of one mezzanine loan with a carrying value of $332 to real estate owned property. The conversion resulted in approximately $18,380 of real estate-related assets and $17,696 of debt being reflected on our consolidated balance sheets. We recognized a charge-off of $1,203 upon conversion.

NOTE 4: INVESTMENTS IN REAL ESTATE

The table below summarizes our investments in real estate:

	Book Value
	As of September 30, 2016	As of December 31, 2015
Multi-family real estate properties	$284,529	$470,689
Office real estate properties	401,989	395,224
Industrial real estate properties	93,462	94,938
Retail real estate properties	134,824	134,331
Parcels of land	50,558	50,448
Subtotal	965,362	1,145,630
Less: Accumulated depreciation and amortization	(156,613)	(158,688)
Investments in real estate (1)	$808,749	$986,942

(1)	As of September 30, 2016, two of our multifamily properties, with a carrying amount of $34,450, and two of our parcels of land, with a carrying amount of $12,556, were considered held-for-sale.

As of September 30, 2016 and December 31, 2015, our investments in real estate were comprised of land of $191,035 and $225,122, respectively, and buildings and improvements of $774,327 and $920,508, respectively.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

As of September 30, 2016, our investments in real estate of $965,362 were financed through $230,679 of mortgage loans or other debt held by third parties and $760,182 of mortgage loans held by our RAIT I and RAIT II CDO securitizations. As of December 31, 2015, our investments in real estate of $1,145,630 were financed through $269,790 of mortgages held by third parties and $851,711 of mortgage loans held by our RAIT I and RAIT II CDO securitizations. Together, along with commercial real estate loans held by RAIT I and RAIT II, these mortgage loans serve as collateral for the CDO notes payable issued by the RAIT I and RAIT II CDO securitizations. All intercompany balances and interest charges are eliminated in consolidation.

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

During the first quarter of 2016, we received additional information regarding estimates we had made as part of the purchase price allocation related to our December 2015 acquisition of Erieview Tower & Parking.  This information, which related to an allocation of the estimated costs required to stabilize this property and an adjacent property to which we have rights to as collateral secured by a first mortgage, led to an increase in fair value of the net assets acquired of $1,499.  This was offset by a decrease of $1,499 to the previously discussed collateral which is reported within investment in mortgage loans, mezzanine loans and preferred equity interests on our consolidated balance sheets.  The $1,499 increase in the net assets acquired was related to an increase in investments in real estate of $3,351, a decrease in intangible assets of $57 and an increase in intangible liabilities of $1,795.  The cumulative catch up effect of the allocation (based on the different useful lives) was an increase to net income of $11.

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

The following table summarizes the aggregate estimated fair value of the assets and liabilities associated with the properties acquired during the nine months ended September 30, 2016, on the date of acquisition, for the real estate accounted for under FASB ASC Topic 805.

Description	Fair Value of Assets Acquired During the Nine Months Ended September 30, 2016
Assets acquired:
Investments in real estate	$16,652
Cash and cash equivalents	66
Restricted cash	221
Accounts receivable and other assets	5
Intangible assets	2,610
Total assets acquired	19,554
Liabilities assumed:
Indebtedness, net	17,696
Accounts payable and accrued expenses	448
Other liabilities	1,068
Total liabilities assumed	19,212
Estimated fair value of net assets acquired	$342

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2016

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

The table below presents the revenue and net income (loss) for the properties acquired during the nine months ended September 30, 2016 as reported in our consolidated financial statements.

	For the Three Months Ended September 30, 2016		For the Nine Months Ended September 30, 2016
Property	Total Revenue	Net income (loss) allocable to common shares	Total Revenue	Net income (loss) allocable to common shares
Indiana Portfolio	$731	$(245)	$1,277	$(563)
Total	$731	$(245)	$1,277	$(563)

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

	For the Three Months ended September 30,		For the Nine Months ended September 30,
Description	2016	2015	2016	2015
Pro forma total revenue (unaudited)	$43,237	$49,579	$138,439	$160,349
Pro forma net income (loss) allocable to common shares (unaudited)	(4)	(6,561)	(25,386)	5,241
Earnings (loss) per share attributable to common shareholders
Basic-as pro forma (unaudited)	(0.00)	(0.08)	(0.28)	0.06
Diluted-as pro forma (unaudited)	(0.00)	(0.08)	(0.28)	0.06

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

Dispositions:

During the nine months ended September 30, 2016, we disposed of ten multifamily real estate properties, one office property and one parcel of land.  We also recognized $5 of loss on sale related to properties sold in the prior year as we settled remaining amounts with the buyers. The below table summarizes the current year dispositions and also presents each property’s contribution to net income (loss) allocable to common shares, excluding the impact of the gain (loss) on sale:

					Net income (loss) allocable to common shares
Property Name	Property Type	Date of Sale	Sale Price	Gain (loss) on sale	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2016
Mineral/Lincoln	Office	03/25/2016	7,949	(374)	1	—
Ventura	Multifamily	03/30/2016	8,750	115	9	45
Saxony	Land	04/06/2016	1,500	(12)	—	(4)
Desert Wind (1)	Multifamily	05/18/2016	8,750	(2,032)	2	52
Las Vistas (1)	Multifamily	05/18/2016	10,500	(61)	9	122
Penny Lane (1)	Multifamily	05/18/2016	10,000	3,248	31	121
Sandal Ridge (1)	Multifamily	05/18/2016	12,250	3,482	29	162
Silversmith	Multifamily	06/03/2016	6,200	1,227	(3)	95
Coles Crossing (2)	Multifamily	09/20/2016	43,750	(3,965)	345	90
Eagle Ridge and Grand Terrace	Multifamily	09/21/2016	44,650	11,757	275	534
Augusta	Multifamily	09/28/2016	37,500	10,431	321	871
Total			$191,799	$23,816	$1,019	$2,088

(1)	These properties were disposed of as a group of assets in a portfolio sale on May 18, 2016.
(2)	The loss on sale related to this property primarily results from a defeasance premium of $1,318 and the write off of the noncontrolling interest of $2,518.

In November of 2016, we sold two multifamily real estate properties for a combined sales price of $43,400.  We expect to recognize gains on the sale of these assets.

Impairment:

During the three and nine months ended September 30, 2016, we recognized impairment of real estate assets of $16,442 and $21,661, respectively, as it was more likely than not we would dispose of the assets before the end of their previously estimated useful lives and a portion of our recorded investment in these assets was determined to not be recoverable. During the nine months ended September 30, 2016, we expensed tenant improvements and straight-line rent receivables aggregating $1,703 associated with tenants who vacated our properties early. We also recognized a loss on our retail property management subsidiary’s investment in an unconsolidated entity of $864.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 5: INDEBTEDNESS

We maintain various forms of short-term and long-term financing arrangements. Generally, these financing agreements are collateralized by assets within securitizations.

The following table summarizes our total recourse and non-recourse indebtedness as of September 30, 2016:

Description	Unpaid Principal Balance	Unamortized Discount/Premium and Deferred Financing Costs	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
7.0% convertible senior notes (1)	$871	$(27)	$844	7.0%	Apr. 2031
4.0% convertible senior notes (2)	126,098	(6,215)	119,883	4.0%	Oct. 2033
7.625% senior notes	57,287	(1,747)	55,540	7.6%	Apr. 2024
7.125% senior notes	70,731	(1,545)	69,186	7.1%	Aug. 2019
Senior secured notes	64,000	(4,560)	59,440	7.0%	Apr. 2017 to Apr. 2019
Junior subordinated notes, at fair value (3)	18,671	(7,147)	11,524	4.6%	Mar. 2035
Junior subordinated notes, at amortized cost	25,100	(208)	24,892	3.3%	Apr. 2037
CMBS facilities	169,550	(921)	168,629	2.8%	Nov. 2016 to Jul. 2018
Total recourse indebtedness	532,308	(22,370)	509,938	4.8%
Non-recourse indebtedness:
CDO notes payable, at amortized cost (4)(5)	728,362	(9,165)	719,197	1.4%	2045 to 2046
CMBS securitizations (6)	496,913	(4,420)	492,493	3.1%	Jan. 2031 to Dec. 2031
Loans payable on real estate (8)	230,678	(858)	229,820	5.8%	June 2016 to April 2026
Total non-recourse indebtedness	1,455,953	(14,443)	1,441,510	2.7%
Other indebtedness (7)	24,321	94	24,415	—	—
Total indebtedness	$2,012,582	$(36,719)	$1,975,863	3.2%

(1)	Our 7.0% convertible senior notes are redeemable at par, at the option of the holder, in April 2021, and April 2026.
(2)	Our 4.0% convertible senior notes are redeemable at par, at the option of the holder, in October 2018, October 2023, and October 2028.
(3)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.

(4)     Excludes CDO notes payable purchased by us which are eliminated in consolidation.

(5)

Collateralized by $1,107,924 principal amount of commercial mortgage loans, mezzanine loans, other loans and preferred equity interests, $641,118 of which eliminates in consolidation.  These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

(6)

Collateralized by $618,494 principal amount of commercial mortgage loans and participation interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

(7)

Represents a 40% interest issued to an unaffiliated third party in a venture to which we contributed the junior notes and equity of a floating rate securitization.  We retained a 60% interest in this venture, and, as a result of our controlling financial interest, we consolidated the venture.  We received approximately $24,796 of proceeds as a result of issuing this 40% interest, which has an unpaid principal balance of $24,321.  This 40% interest has no stated maturity date and does not provide for its mandatory redemption or any required return or interest payment.  The venture interests allocate the distributions on such junior notes and equity when made between the parties to the venture.

(8)	Certain loans payable on real estate had maturity dates of June 2016. These loans payable on real estate are currently in the process of being refinanced with the lenders.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

The following table summarizes our total recourse and non-recourse indebtedness as of December 31, 2015:

Description	Unpaid Principal Balance	Unamortized Discount and Deferred Finance Costs	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
7.0% convertible senior notes (1)	$30,048	$(1,180)	$28,868	7.0%	Apr. 2031
4.0% convertible senior notes (2)	141,750	(8,711)	133,039	4.0%	Oct. 2033
7.625% senior notes	60,000	(2,048)	57,952	7.6%	Apr. 2024
7.125% senior notes	71,905	(2,156)	69,749	7.1%	Aug. 2019
Senior secured notes	70,000	(6,955)	63,045	7.0%	Apr. 2017 to Apr. 2019
Junior subordinated notes, at fair value (3)	18,671	(8,167)	10,504	4.3%	Mar. 2035
Junior subordinated notes, at amortized cost	25,100	(216)	24,884	2.7%	Apr. 2037
CMBS facilities	97,067	(344)	96,723	2.4%	Jul. 2016 to Jan. 2018
Total recourse indebtedness	514,541	(29,777)	484,764	5.1%
Non-recourse indebtedness:
CDO notes payable, at amortized cost (4)(5)	950,981	(13,412)	937,569	0.9%	Jun. 2045 to Nov. 2046
CMBS securitizations (6)	717,255	(8,745)	708,510	2.4%	May 2031 to Dec. 2031
Loans payable on real estate	269,790	(1,158)	268,632	5.6%	Apr. 2016 to Apr. 2026
Total non-recourse indebtedness	1,938,026	(23,315)	1,914,711	2.1%
Total indebtedness	$2,452,567	$(53,092)	$2,399,475	2.7%

(1)	Our 7.0% convertible senior notes are redeemable at par, at the option of the holder, in April 2016, April 2021, and April 2026.
(2)	Our 4.0% convertible senior notes are redeemable at par, at the option of the holder, in October 2018, October 2023, and October 2028.
(3)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(4)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
(5)

Collateralized by $1,388,194 principal amount of commercial mortgage loans, mezzanine loans, other loans and preferred equity interests, $815,745 of which eliminates in consolidation. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

(6)

Collateralized by 885,055 principal amount of commercial mortgage loans and participation interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

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

The current status or activity in our financing arrangements occurring as of or during the nine months ended September 30, 2016 is as follows:

Recourse Indebtedness

7.0% convertible senior notes. The 7.0% convertible senior notes are convertible at the option of the holder at a current conversion rate of 190.2627 common shares per $1 principal amount of 7.0% convertible senior notes (equivalent to a current conversion price of $5.26 per common share).

On April 1, 2016, we redeemed $29,177 of the 7.0% convertible senior notes at a redemption price equal to the principal amount plus accrued and unpaid interest. As of September 30, 2016, $871 of the 7.0% convertible notes remain outstanding.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

4.0% convertible senior notes. The 4.0% convertible senior notes are convertible at the option of the holder at a current conversion rate of 108.5803 common shares per $1 principal amount of 4.0% convertible senior notes (equivalent to a current conversion price of $9.21 per common share).

During the second quarter of 2016, we repurchased $15,652 in principal amount of the 4.0% convertible senior notes for $14,075. As of September 30, 2016, $126,098 of the 4.0% convertible senior notes remain outstanding.

7.625% senior notes. During the second quarter of 2016, we repurchased $2,713 in principal amount of the 7.625% senior notes for $2,172.  As of September 30, 2016, $57,287 of the 7.625% senior notes remain outstanding.

7.125% senior notes. During the second quarter of 2016, we repurchased $1,174 in principal amount of the 7.125% senior notes for $1,081.  As of September 30, 2016, $70,731 of the 7.125% senior notes remain outstanding.

Senior secured notes. During the nine months ended September 30, 2016, we prepaid $6,000 of the senior secured notes. As of September 30, 2016, we have $64,000 of outstanding senior secured notes.

Junior subordinated notes, at fair value. At issuance, we elected to record the current $18,671 junior subordinated note at fair value under FASB ASC Topic 825, with all subsequent changes in fair value recorded in earnings. As of September 30, 2016, the fair value of this indebtedness was $11,524.

Junior subordinated notes, at amortized cost.  During the nine months ended September 30, 2016, there was no activity other than recurring interest during the current period.

CMBS facilities. As of September 30, 2016, we had $0 of outstanding CMBS borrowings and $77,264 of outstanding commercial mortgage borrowings under the amended and restated master repurchase agreement, or the Amended MRA.  The Amended MRA had a capacity of $200,000 with a limit of $100,000 for floating rate loans.  In July of 2016, this facility was amended decreasing the capacity to $150,000 and extending the maturity date to July of 2018.  As of September 30, 2016, we were in compliance with all financial covenants contained in the Amended MRA.

 As of September 30, 2016, we had $6,770 of outstanding borrowings under the $150,000 CMBS facility. As of September 30, 2016, we were in compliance with all financial covenants contained in the $150,000 CMBS facility.

As of September 30, 2016, we had $48,276 of outstanding borrowings under the $75,000 commercial mortgage facility. As of September 30, 2016, we were in compliance with all financial covenants contained in the $75,000 commercial mortgage facility.

As of September 30, 2016, we had $37,240 of outstanding borrowings under the $150,000 commercial mortgage facility. As of September 30, 2016, we were in compliance with all financial covenants contained in the $150,000 commercial mortgage facility.

Non-Recourse Indebtedness

CDO notes payable, at amortized cost. CDO notes payable at amortized cost represent notes issued by consolidated CDO securitizations which are used to finance the acquisition of commercial mortgage loans, mezzanine loans, and other loans in our commercial real estate portfolio. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates. Both RAIT I and RAIT II are meeting all of their over collateralization, or OC, and interest coverage, or IC, trigger tests as of September 30, 2016.

During the third quarter of 2016, we repurchased $5,880 in principal amount of the CDO notes payable. The aggregate purchase price was $4,988 and we recorded a gain on extinguishment of debt of $682.

CMBS securitizations.  During the third quarter of 2016, RAIT exercised its right to unwind RAIT FL2, thereby repaying all of the outstanding notes. As a result, as of September 30, 2016, RAIT FL2 had $0 of total collateral at par value.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

As of September 30, 2016, our subsidiary, RAIT 2014-FL3 Trust, or RAIT FL3, had $115,878 of total collateral at par value, none of which is defaulted. RAIT FL3 had classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $78,491 to investors. We currently own the unrated classes of junior notes, including a class with an aggregate principal balance of $37,387, and the equity, or the retained interests, of RAIT FL3. RAIT FL3 does not have OC triggers or IC triggers.

As of September 30, 2016, our subsidiary, RAIT 2015-FL4 Trust, or RAIT FL4, had $173,888 of total collateral at par value, none of which is defaulted. This includes $18,000 of collateral repayments which were passed through to investors subsequent to September 30, 2016. RAIT FL4 had classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $132,498 to investors. We currently own the unrated classes of junior notes, including a class with an aggregate principal balance of $41,390, and the equity, or the retained interests, of RAIT FL4. RAIT FL4 does not have OC triggers or IC triggers.

As of September 30, 2016, our subsidiary, RAIT 2015-FL5 Trust, or RAIT FL5, has $346,728 of total collateral at par value, none of which is defaulted. RAIT FL5 had classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $285,924 to investors.  Upon closing, we retained $23,019 of investment grade notes and all of the unrated classes of junior notes and equity. In February 2016, we contributed the unrated classes of junior notes and equity of RAIT FL5 to a venture. We retained a 60% interest in the venture, and, as a result of our controlling financial interest, we consolidated the venture.  We received approximately $24,796 of proceeds as a result of this contribution. RAIT FL5 does not have OC triggers or IC triggers.  In April 2016, we sold the $23,019 of investment grade notes that we retained upon closing.

Loans payable on real estate. As of September 30, 2016 and December 31, 2015, we had $230,678 and $269,790, respectively, of other indebtedness outstanding relating to loans payable on consolidated real estate. These loans are secured by specific consolidated real estate and commercial loans included in our consolidated balance sheets.

During the nine months ended September 30, 2016, we repaid $55,441 of mortgage indebtedness as part of four property dispositions.

During the nine months ended September 30, 2016, we assumed a first mortgage on our investments in real estate related to the acquisition of the Indiana portfolio that had a total principal balance of $17,987.

Maturity of Indebtedness

Generally, the majority of our indebtedness is payable in full upon the maturity or termination date of the underlying indebtedness.  The following table displays the aggregate contractual maturities of our indebtedness on or before December 31 by year:

	Recourse indebtedness	Non-recourse indebtedness
2016	$44,010	$90,479
2017	32,000	33,439
2018	141,540	16,453
2019	86,731	1,512
2020	-	10,236
Thereafter (1)	228,027	1,303,834
Total	$532,308	$1,455,953
(1)

Includes $871 of our 7.0% convertible senior notes which are redeemable at par at the option of the holders in April 2021, and April 2026.  Includes $126,098 of our 4.0% convertible senior notes which are redeemable at par at the option of the holders in October 2018, October 2023, and October 2028.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2016

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

We designate interest rate hedge agreements at inception and determine whether or not the interest rate hedge agreement is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. At designation, certain of these interest rate swaps had a fair value not equal to zero. However, we concluded, at designation, that these hedging arrangements were highly effective during their term using regression analysis and determined that the hypothetical derivative method would be used in measuring any ineffectiveness. At each reporting period, we update our regression analysis and, we concluded that these hedging arrangements were highly effective during their remaining term and used the hypothetical derivative method in measuring the ineffective portions of these hedging arrangements. As of September 30, 2016, all of our cash flow hedge interest rate swaps had reached maturity.

The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments as of September 30, 2016 and December 31, 2015:

	As of September 30, 2016			As of December 31, 2015
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges:
Interest rate swaps	$-	$-	$-	$243,816	$-	$(4,672)
Interest rate cap	-	-	-	-	-	-
Other interest rate swaps & caps	60,235	52	(1,748)	37,325	182	(55)
Net fair value	$60,235	$52	$(1,748)	$281,141	$182	$(4,727)

Effective interest rate swaps and caps are reported in accumulated other comprehensive income and the fair value of these hedge agreements is included in other assets or derivative liabilities.

For interest rate swaps and caps that are considered effective hedges, we reclassified realized losses of $785  and $3,831, respectively, to interest expense for the three months ended September 30, 2016 and 2015 and $4,824 and $13,196 for the nine months ended September 30, 2016 and 2015.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

The following table summarizes the carrying amount and the fair value of our financial instruments as of September 30, 2016:

Financial Instrument	Carrying Amount	Estimated Fair Value
Assets
Total investment in mortgages and loans, net	$1,354,960	$1,321,940
Cash and cash equivalents	36,019	36,019
Restricted cash	229,957	229,957
Derivative assets	52	52

Liabilities
Recourse indebtedness:
7.0% convertible senior notes	844	951
4.0% convertible senior notes	119,883	117,271
7.625% senior notes	55,540	51,329
7.125% senior notes	69,186	69,062
Senior secured notes	59,440	64,596
Junior subordinated notes, at fair value	11,524	11,524
Junior subordinated notes, at amortized cost	24,892	12,262
CMBS facilities	168,629	169,550
Non-recourse indebtedness:
CDO notes payable, at amortized cost	719,197	639,060
CMBS securitizations	492,493	494,264
Loans payable on real estate	229,820	238,856
Other indebtedness	24,415	24,321
Derivative liabilities	1,748	1,748
Warrants and investor SARs	30,100	30,100

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

The following table summarizes the carrying amount and the fair value of our financial instruments as of December 31, 2015:

Financial Instrument	Carrying Amount	Estimated Fair Value
Assets
Total investment in mortgages and loans, net	$1,606,486	$1,537,086
Cash and cash equivalents	125,886	125,886
Restricted cash	213,012	213,012
Derivative assets	206	206
Liabilities
Recourse indebtedness:
7.0% convertible senior notes	28,868	27,795
4.0% convertible senior notes	133,039	104,184
7.625% senior notes	57,952	46,560
7.125% senior notes	69,749	62,471
Senior secured notes	63,045	66,725
Junior subordinated notes, at fair value	10,504	10,504
Junior subordinated notes, at amortized cost	24,884	11,221
CMBS facilities	96,723	97,067
Non-recourse indebtedness:
CDO notes payable, at amortized cost	937,569	801,289
CMBS securitizations	708,510	709,001
Loans payable on real estate	268,632	281,840
Derivative liabilities	4,727	4,727
Warrants and investor SARs	26,200	26,200

Fair Value Measurements

The following tables summarize information about our assets and liabilities measured at fair value on a recurring basis as of September 30, 2016, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (a)	Balance as of September 30, 2016
Derivative assets	$—	$52	$—	$52
Total assets	$—	$52	$—	$52

Liabilities:	Quoted Prices in Active Markets for Identical Assets (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (a)	Balance as of September 30, 2016
Junior subordinated notes, at fair value	$—	$—	$11,524	$11,524
Derivative liabilities	—	1,748	—	1,748
Warrants and investor SARs	—	—	30,100	30,100
Total liabilities	$—	$1,748	$41,624	$43,372

(a)	During the nine months ended September 30, 2016, there were no transfers between Level 1 and Level 2, and there were no transfers into and/or out of Level 3.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2016

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

For the fair value of our junior subordinated notes, at fair value, and warrant and investor SARs classified as Level 3 liabilities, we estimate the fair value of these financial instruments using significant unobservable inputs.  For the junior subordinated notes, at fair value, we use a discounted cash flow model as the valuation technique and the significant unobservable inputs as of December 31, 2015 include discount rates ranging from 12.9% to 13.3% and as of September 30, 2016 include discount rates ranging from 10.8% to 11.1%.  For the warrants and investor SARs, we utilized a third party valuation firm who used a binomial model as the valuation technique and the significant unobservable inputs as of September 30, 2016 and December 31, 2015 include 52.0% and 61.0%, respectively, for the annual volatility of our common shares of beneficial interest over the term of the warrants and investor SARs, 10.0% and 12.0%, respectively, for the credit adjusted discount rate on our unsecured debt issued that may be issued in satisfaction of the warrants and investor SARs, and 9.80% and 10.6%, respectively, for the dividend rate and future dividend rate on our common shares of beneficial interest.

The following table summarizes additional information about assets and liabilities that are measured at fair value on a recurring basis for which we have utilized level 3 inputs to determine fair value for the nine months ended September 30, 2016:

Liabilities	Warrants and investor SARS	Junior Subordinated Notes, at Fair Value	Total Level 3 Liabilities
Balance, as of December 31, 2015	$26,200	$10,504	$36,704
Change in fair value of financial instruments	3,900	1,020	4,920
Purchases	—	—	—
Principal Repayments	—	—	—
Balance, as of September 30, 2016	$30,100	$11,524	$41,624

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

The following table summarizes additional information about assets and liabilities that are measured at fair value on a recurring basis for which we have utilized level 3 inputs to determine fair value for the three months ended September 30, 2016:

Liabilities	Warrants and investor SARS	Junior Subordinated Notes, at Fair Value	Total Level 3 Liabilities
Balance, as of June 30, 2016	$29,300	$10,789	$40,089
Change in fair value of financial instruments	800	735	1,535
Purchases	—	—	—
Principal Repayments	—	—	—
Balance, as of September 30, 2016	$30,100	$11,524	$41,624

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

As of September 30, 2016, we measured three of our multifamily real estate assets at a fair value of $41,615 in our consolidated balance sheets as they were impaired.  The fair values were based on an executed purchase and sale agreement, bids, and an executed letter of intent to sell the real estate asset and were classified within Level 2 of the fair value hierarchy.  The significant inputs were the purchase price derived by the potential buyers and the purchase price included in the purchase and sale agreement.

As of September 30, 2016, we measured ten of our industrial real estate assets at a fair value of $83,973 in our consolidated balance sheets as they were impaired. The valuation technique was discounted cash flows and was classified in Level 3 of the fair value hierarchy. The terminal capitalization rates and discount rates are the significant inputs to the valuations and ranged from 8.2% to 11.0% and 8.3% to 11.5%, respectively.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2016

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

	Carrying Amount as of September 30, 2016	Estimated Fair Value as of September 30, 2016	Valuation Technique	Level in Fair Value Hierarchy
Total investment in mortgages and loans, net	$1,354,960	$1,321,940	Discounted cash flows	Three
7.0% convertible senior notes	844	951	Trading price	One
4.0% convertible senior notes	119,883	117,271	Trading price	One
7.625% senior notes	55,540	51,329	Trading price	One
7.125% senior notes	69,186	69,062	Trading price	One
Senior secured notes	59,440	64,596	Discounted cash flows	Three
Junior subordinated notes, at amortized cost	24,892	12,262	Discounted cash flows	Three
CDO notes payable, at amortized cost	719,197	639,060	Discounted cash flows	Three
CMBS securitizations	492,493	494,264	Discounted cash flows	Three
Loans payable on real estate	229,820	238,856	Discounted cash flows	Three

	Carrying Amount as of December 31, 2015	Estimated Fair Value as of December 31, 2015	Valuation Technique	Level in Fair Value Hierarchy
Total investment in mortgages and loans, net	$1,606,486	$1,537,086	Discounted cash flows	Three
7.0% convertible senior notes	28,868	27,795	Trading price	One
4.0% convertible senior notes	133,039	104,184	Trading price	One
7.625% senior notes	57,952	46,560	Trading price	One
7.125% senior notes	69,749	62,471	Trading price	One
Senior secured notes	63,045	66,725	Discounted cash flows	Three
Junior subordinated notes, at amortized cost	24,884	11,221	Discounted cash flows	Three
CDO notes payable, at amortized cost	937,569	801,289	Discounted cash flows	Three
CMBS securitization	708,510	709,001	Discounted cash flows	Three
Loans payable on real estate	268,632	281,840	Discounted cash flows	Three

Change in Fair Value of Financial Instruments

The following table summarizes realized and unrealized gains and losses on assets and liabilities for which we elected the fair value option of FASB ASC Topic 825, “Financial Instruments” and derivatives as reported in change in fair value of financial instruments in the accompanying consolidated statements of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Description	2016	2015	2016	2015
Change in fair value of trading securities and security-related receivables	$—	$—	$—	$(173)
Change in fair value of junior subordinated notes	(735)	1,673	(1,020)	1,909
Change in fair value of derivatives	160	(644)	(2,135)	(1,064)
Change in fair value of warrants and investors SARs	(800)	(409)	(3,900)	12,794
Change in fair value of financial instruments	$(1,375)	$620	$(7,055)	$13,466

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

The changes in the fair value for the trading securities and security-related receivables, and junior subordinated notes for which the fair value option was elected for the three and nine months ended September 30, 2016 and 2015 was primarily attributable to changes in instrument specific credit risks. The changes in the fair value of derivatives for which the fair value option was elected for the three and nine months ended September 30, 2016 and 2015 were mainly due to changes in interest rates. The changes in fair value of the warrants and investor SARs for the three and nine months ended September 30, 2016 and 2015 were due to changes in the reference stock price and volatility.

NOTE 8: VARIABLE INTEREST ENTITIES

The determination of when to consolidate a VIE is based on the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance together with either the obligation to absorb losses or the right to receive benefits that could be significant to the VIE. On January 1, 2016, we adopted a new accounting standard related to consolidation.  Refer to NOTE 2: Summary of Significant Accounting Policies for further information.  We evaluated our investments and determined that, as of September 30, 2016, our consolidated VIEs were: RAIT I, RAIT II, our floating rate securitizations, IRT, RAIT VIE Properties (Willow Grove, Cherry Hill, South Terrace, McDowell, and our ten industrial properties) and the venture described in Note 5: Indebtedness (RAIT Venture VIE).  As of December 31, 2015, our consolidated VIEs were: RAIT I, RAIT II, our floating rate securitizations, IRT, and RAIT VIE Properties (Willow Grove, Cherry Hill, South Terrace, Cole’s Crossing, McDowell, and our ten industrial properties).  Previously, we had not disclosed our floating rate securitizations as VIEs and have corrected the prior period disclosure.

We consolidate the securitizations that we sponsor as we have retained interests in these entities and control the significant decisions regarding the collateral in these entities, such as the approval of loan workouts.  As of September 30, 2016, we consolidate IRT as we own 15.4% of IRT’s common stock and control the significant decisions of IRT through our advisory agreement.  As of September 30, 2016, we consolidate the VIE properties as we own a majority of these entities and control the significant capital and operating decisions regarding the properties. As of September 30, 2016, we consolidate the Venture VIE (which consolidates a floating rate securitization) as we own a majority of this entity and control a majority of the significant decisions regarding the collateral in this entity, such as the approval of loan workouts.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

The following tables present the assets and liabilities of our consolidated VIEs as of each respective date. Certain amounts included in the tables below are eliminated upon consolidation with our other subsidiaries that maintain investments in the debt or equity securities issued by these entities.

	As of September 30, 2016
	RAIT Securitizations	IRT	RAIT VIE Properties	RAIT Joint Venture VIE	Total
Assets
Investments in mortgages and loans, at amortized cost:
Commercial mortgages, mezzanine loans, other loans and preferred equity interests	$1,352,591	$—	$—	$345,843	$1,698,434
Allowance for losses	—	—	—	—	0
Total investments in mortgages and loans	1,352,591	—	—	345,843	1,698,434
Investments in real estate
Investments in real estate	—	—	222,535	—	222,535
Accumulated depreciation	—	—	(29,770)	—	(29,770)
Total investments in real estate	—	—	192,765	—	192,765
Cash and cash equivalents	—	—	2,788	1	2,789
Restricted cash	10,309	—	1,770	4	12,083
Accrued interest receivable	69,315	—	—	1,516	70,831
Other assets	513	—	11,218	—	11,731
Intangible assets
Intangible assets	—	—	5,616	—	5,616
Accumulated amortization	—	—	(3,304)	—	(3,304)
Total intangible assets	—	—	2,312	—	2,312
Assets of discontinued operations	—	1,306,242	—	—	1,306,242
Total assets	$1,432,728	$1,306,242	$210,853	$347,364	$3,297,187
Liabilities and Equity
Indebtedness, net	$1,220,413	$—	$231,744	$343,970	$1,796,127
Accrued interest payable	975	$—	13,602	827	15,404
Accounts payable and accrued expenses	2	—	5,991	—	5,993
Derivative liabilities	—	—	—	—	—
Deferred taxes, borrowers’ escrows and other liabilities	—	—	2,339	—	2,339
Liabilities of discontinued operations	—	906,103	—	—	906,103
Total liabilities	1,221,390	906,103	253,676	344,797	1,819,863
Equity:
Shareholders’ equity:
Accumulated other comprehensive income (loss)	—	—	—	—	—
RAIT investment	36,079	55,271	39,398	2,869	133,617
Retained earnings (deficit)	175,259	—	(84,080)	(302)	90,877
Total shareholders’ equity	211,338	55,271	(44,682)	2,567	224,494
Noncontrolling Interests	—	344,868	1,859	—	346,727
Total liabilities and equity	$1,432,728	$1,306,242	$210,853	$347,364	$3,297,187

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

	As of December 31, 2015
	RAIT Securitizations	IRT	RAIT VIE Properties	Total
Assets
Investments in mortgages and loans, at amortized cost:
Commercial mortgages, mezzanine loans, other loans and preferred equity interests	$2,242,416	$—	$—	$2,242,416
Allowance for losses	—	—	—	—
Total investments in mortgages and loans	2,242,416	—	—	2,242,416
Investments in real estate
Investments in real estate	—	—	278,774	278,774
Accumulated depreciation	—	—	(26,398)	(26,398)
Total investments in real estate	—	—	252,376	252,376
Cash and cash equivalents	—	—	1,589	1,589
Restricted cash	14,944	—	2,859	17,803
Accrued interest receivable	77,130	—	—	77,130
Other assets	479	—	13,740	14,219
Intangible assets
Intangible assets	—	—	5,245	5,245
Accumulated amortization	—	—	(1,446)	(1,446)
Total intangible assets	—	—	3,799	3,799
Assets of discontinued operations		1,383,188		1,383,188
Total assets	$2,334,969	$1,383,188	$274,363	$3,992,520
Liabilities and Equity
Indebtedness, net	$2,058,739	$—	$273,766	$2,332,505
Accrued interest payable	2,207	—	13,997	16,204
Accounts payable and accrued expenses	8	—	6,000	6,008
Derivative liabilities	4,672	—	—	4,672
Deferred taxes, borrowers’ escrows and other liabilities	176	—	3,842	4,018
Liabilities of discontinued operations	—	952,406	—	952,406
Total liabilities	2,065,802	952,406	297,605	3,315,813
Equity:
Shareholders’ equity:
Accumulated other comprehensive income (loss)	(4,691)	—	—	(4,691)
RAIT investment	118,174	54,389	35,792	208,355
Retained earnings (deficit)	155,684	—	(59,454)	96,230
Total shareholders’ equity	269,167	54,389	(23,662)	299,894
Noncontrolling Interests	—	376,393	420	376,813
Total liabilities and equity	$2,334,969	$1,383,188	$274,363	$3,992,520

The assets of the VIEs can only be used to settle obligations of the VIEs and are not available to our creditors. The amounts that eliminate in consolidation include $623,851 of total investments in mortgage loans and $469,915 of indebtedness as of September 30, 2016 and $813,455 of total investments in mortgage loans, $569,833 of indebtedness and $38,075 of liabilities of discontinued operations as of December 31, 2015. As of September 30, 2016, we corrected this December 31, 2015 disclosure as it excluded certain indebtedness that eliminated in consolidation. We do not have any contractual obligation to provide the VIEs listed above with any financial support. We have not and do not intend to provide financial support to these VIEs that we were not previously contractually required to provide.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 9: SERIES D PREFERRED SHARES

On October 1, 2012, we entered into a Securities Purchase Agreement, or the purchase agreement, with ARS VI Investor I, LLC, or the investor, an affiliate of Almanac Realty Investors, LLC, or Almanac. During the period from the effective date of the purchase agreement through September 30, 2016, we sold to the investor on a private placement basis in four sales between October 2012 and March 2014 for an aggregate purchase price of $100,000, or the total commitment, the following securities: (i) 4,000,000 Series D Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share, of us, or the Series D Preferred Shares, (ii) common share purchase warrants, or the warrants, exercisable for 9,931,000 of our common shares, or the common shares (which have subsequently adjusted to 11,035,875 shares), and (iii) common share appreciation rights, or the investor SARs, with respect to up to 6,735,667 common shares (which have subsequently adjusted to 7,485,045 shares).

In September 2015, we amended the Securities Purchase Agreement with Almanac related to the Series D Preferred Shares.  This amendment changed two of the covenants therein.  As consideration for this amendment, we paid Almanac $450.  We accounted for this amendment as a modification of the Series D Preferred Shares.

The warrants and investor SARs had an initial strike price of $6.00 per common share, subject to adjustment. As of the filing of this report, the strike price has adjusted to $5.40.

The warrants and investor SARs were both determined to be classified as liabilities and had a combined fair value of $30,100 as of September 30, 2016. The initial fair value of the warrants and investor SARs are recorded as a liability and re-measured at each reporting period until the warrants and investor SARs are settled. Changes in fair value will be recorded in earnings as a component of the change in fair value of financial instruments in the consolidated statement of operations.

The following table summarizes the sales activity of the Series D Preferred Shares from the effective date of the agreement through September 30, 2016:

Aggregate purchase price		$100,000
Initial value of warrants and investor SARs issued to-date	(21,805)
Costs incurred	(6,834)
Total discount		(28,639)
Discount amortization to-date		19,367
Carrying amount of Series D Preferred Shares		$90,728

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 10: SHAREHOLDERS’ EQUITY

Preferred Shares

Dividends:

The following table summarizes the dividends we declared and paid on the preferred shares for the nine months ended September 30, 2016:

	March 31, 2016	June 30, 2016	September 30, 2016
Series A Preferred Shares
Date declared	2/16/2016	5/19/2016	7/27/2016
Record date	3/1/2016	6/1/2016	9/1/2016
Date paid	3/31/2016	6/30/2016	9/30/2016
Total dividend amount	$2,570	$2,570	$2,589
Series B Preferred Shares
Date declared	2/16/2016	5/19/2016	7/27/2016
Record date	3/1/2016	6/1/2016	9/1/2016
Date paid	3/31/2016	6/30/2016	9/30/2016
Total dividend amount	$1,225	$1,225	$1,225
Series C Preferred Shares
Date declared	2/16/2016	5/19/2016	7/27/2016
Record date	3/1/2016	6/1/2016	9/1/2016
Date paid	3/31/2016	6/30/2016	9/30/2016
Total dividend amount	$910	$910	$910
Series D Preferred Shares
Date declared	2/16/2016	5/19/2016	7/27/2016
Record date	3/1/2016	6/1/2016	9/1/2016
Date paid	3/31/2016	6/30/2016	9/30/2016
Total dividend amount	$2,125	$2,125	$2,125

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

During the three and nine months ended September 30, 2016, we issued a total of 38,269 Series A Preferred Shares pursuant to the ATM agreement at a weighted average price of $20.94 and we received $777 of net proceeds.

As of September 30, 2016, 2,724,935 Series A Preferred Shares, 947,496 Series B Preferred Shares, and 999,675 Series C Preferred Shares remain available for issuance under the 2014 Preferred ATM agreement.

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

As of September 30, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

On June 15, 2016, the board of trustees declared a $0.09 dividend on our common shares to holders of record as of July 8, 2016. The dividend was paid on July 29, 2016 and totaled $8,202. During the nine months ended September 30, 2016, we also paid $10 of dividends on restricted common share awards that vested as of March 31, 2016.

On September 19, 2016, the board of trustees declared a $0.09 dividend on our common shares to holders of record as of October 7, 2016. The dividend was paid on October 31, 2016 and totaled $8,202.

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

On March 31, 2015, the compensation committee adopted a 2015 Long Term Incentive Plan, or the LTIP, and made awards, or the 2015 awards, to the eligible officers setting forth the basis on which the eligible officers could earn equity compensation for the years 2015 through 2018. Pursuant to the LTIP, each eligible officer was granted an initial long term equity award, consisting of both a performance share unit award for a three year performance period and an annual restricted share award vesting over a four year period. See Note 13 to the consolidated financial statements in the 2015 Annual Report on Form 10-K for further details regarding these awards. For the three and nine months ended September 30, 2016, we recorded $122 and $366, respectively, of compensation expense related to the LTIP.

On April 22, 2016, the compensation committee made awards, or the 2016 awards, to the eligible executives pursuant to the LTIP.  The LTIP awards consist of both a performance share unit award for a three year performance period commencing January 1, 2016 and ending December 31, 2018 and an annual restricted share award vesting over a four year period. Three components of the performance share unit award have market conditions and had grant date fair values of $1.55, $1.44 and $1.07 per share.  Both the annual cash bonus plan and the LTIP were adopted pursuant to our 2012 Incentive Award Plan.  For the three and nine months ended September 30, 2016, we recorded $120 and $240, respectively, of compensation expense related to the LTIP plan.

For 2016, compensation awarded under the LTIP is based on predefined performance for 75% of the awards. Performance measures and weighting for the performance component of the 2016 through 2018 awards are based on the following objective performance measures relating to our total shareholder return, or TSR, as compared to a peer group of public companies over the same period for 40% of the award, TSR as compared to the TSR for the NAREIT Mortgage Index for 30% of the award, and our absolute TSR for 30% of the award.  The remaining 25% of the compensation award is time-based vesting over four years.

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

Dividend Reinvestment and Share Purchase Plan (DRSPP):

We have a dividend reinvestment and share purchase plan, or DRSPP, under which we registered and reserved for issuance, in the aggregate, 10,500,000 common shares. During the nine months ended September 30, 2016, we issued a total of 6,808 common shares pursuant to the DRSPP at a weighted-average price of $2.94 per share and we received $20 of net proceeds. As of September 30, 2016, 7,754,914 common shares, in the aggregate, remain available for issuance under the DRSPP.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

Capital on Demand™ Sales Agreement (COD):

On November 21, 2012, we entered into a Capital on Demand™ Sales Agreement, or the COD sales agreement, with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we may issue and sell up to 10,000,000 of our common shares from time to time through JonesTrading acting as agent and/or principal, subject to the terms and conditions of the COD sales agreement. Unless the COD sales agreement is earlier terminated by JonesTrading or us, the COD sales agreement automatically terminates upon the issuance and sale of all of the common shares subject to the COD sales agreement. During the nine months ended September 30, 2016, we did not issue any common shares pursuant to this agreement. As of September 30, 2016, 7,918,919 common shares, in the aggregate, remain available for issuance under the COD sales agreement.

Noncontrolling Interests

During the three months ended September 30, 2016, we derecognized the noncontrolling interest of $2,518 related to Cole’s Crossing as the property was sold.  During the three months ended September 30, 2016, we derecognized the noncontrolling interest of $2,436 related to ten of our industrial properties as they were impaired.  See Note 4: Investments in Real Estate for further discussion regarding impairment on our real estate assets.

As of September 30, 2016 and December 31, 2015, we held 7,269,719 shares of IRT common stock representing 15.4% and 15.5%, respectively, of the outstanding shares of IRT common stock.  We consolidate IRT as it is a VIE and we are the primary beneficiary. See Note 8 for additional disclosures pertaining to VIEs.

On October 5, 2016, IRT repurchased all 7,269,719 shares of IRT common stock that were owned by us at a purchase price of $8.55 per share. See Note 16: Discontinued Operations for further information regarding the impact of this transaction and Note 17: Subsequent Events for further information regarding activities that occurred after September 30, 2016.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 11: EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Income (loss) from continuing operations	$5,328	$(2,178)	$(13,131)	$22,702
(Income) loss allocated to preferred shares	(8,715)	(8,303)	(25,850)	(24,383)
(Income) loss allocated to noncontrolling interests	1,339	472	3,455	1,705
Income (loss) from continuing operations allocable to common shares	(2,048)	(10,009)	(35,526)	24
Income (loss) from discontinued operations	4,112	27,004	38,473	28,831
(Income) loss from discontinued operations allocated to noncontrolling interests	(2,068)	(23,527)	(28,375)	(23,528)
Income (loss) from discontinued operations allocable to common shares	2,044	3,477	10,098	5,303
Net income (loss) allocable to common shares	$(4)	$(6,532)	$(25,428)	$5,327
Weighted-average shares outstanding—Basic	91,201,784	87,110,958	91,137,041	83,799,244
Dilutive securities	—	—	—	1,846,365
Weighted-average shares outstanding—Diluted	91,201,784	87,110,958	91,137,041	85,645,609
Earnings (loss) per share—Basic:
Continuing operations	$(0.02)	$(0.11)	$(0.39)	$-
Discontinued operations	0.02	0.04	0.11	0.06
Earnings (loss) per share—Basic	$—	$(0.07)	$(0.28)	$0.06
Earnings (loss) per share—Diluted:
Continuing operations	$(0.02)	$(0.11)	$(0.39)	$-
Discontinued operations	0.02	0.04	0.11	0.06
Earnings (loss) per share—Diluted	$—	$(0.07)	$(0.28)	$0.06

For the three and nine months ended September 30, 2016, securities convertible into 26,648,284 and 26,449,861 common shares, respectively, were excluded from the earnings (loss) per share computations because their effect would have been anti-dilutive. For the three and nine months ended September 30, 2015, securities convertible into 21,143,824 and 20,720,300 common shares, respectively, were excluded from the earnings (loss) per share computations because their effect would have been anti-dilutive.

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

As discussed in Note 17: Subsequent Events, we deconsolidated IRT from our consolidated financial statements as of October 5, 2016.  As a result, the IRT management internalization as described in Note 1: The Company, which will occur no earlier than December 20, 2016 will be a related party transaction.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 13: SUPPLEMENTAL DISCLOSURE TO STATEMENT OF CASH FLOWS

The following are supplemental disclosures to the statements of cash flows for the nine months ended September 30, 2016 and 2015:

	For the Nine Months Ended September 30,
	2016	2015
Cash paid for interest	$79,848	$51,839
Cash paid (refunds received) for taxes	311	283
Non-cash increase (decrease) in investments in real estate, intangible assets and other liabilities from conversion of loans	(1,499)	—
Non-cash increase (decrease) in indebtedness from the assumption of debt from property acquisitions	—	121,885

For a discussion of the non-cash decrease in investments in real estate, intangible assets and other liabilities that occurred during the nine months ended September 30, 2016, see Note 4.

NOTE 14: SEGMENT REPORTING

As a group, our executive officers act as the Chief Operating Decision Maker (“CODM”). The CODM reviews operating results of our reportable segments to make decisions about investments and resources and to assess performance for each of these reportable segments.

Historically, we have conducted our business through the following reportable segments:

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

As discussed in Note 16: Discontinued Operations, as of September 30, 2016, IRT is a discontinued operation.  As a result, we only have one reportable segment that relates to our continuing operations.

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

NOTE 16: DISCONTINUED OPERATIONS

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

As discussed in Note 1: The Company, the IRT internalization agreement was entered into on September 27, 2016 which provides for us to sell: i) the IRT advisor, which is a subsidiary of ours; ii) certain assets and the assumption of certain liabilities relating to our multifamily property management business; and iii) up to all of the 7,269,719 shares of IRT’s common stock that we own.  The closing of the IRT management internalization is expected to occur in December of 2016, subject to the condition of the internalization agreement that it will occur no earlier than December 20, 2016.

As the IRT internalization agreement results in our probable disposal of our investment in IRT, our advisory agreement with IRT and our multifamily property management business as well as a strategic shift in our operations and financial results, we determined that these entities or distinguishable components of RAIT should be reported as discontinued operations as of September 30, 2016.  As discussed in Note 14: Segment Reporting, IRT was part of our IRT segment.  The IRT advisor and our multifamily property management business were parts of our real estate lending, owning and managing segment.

The table below presents the total assets and the total liabilities of these entities or distinguishable components of RAIT that are discontinued operations as of September 30, 2016 and December 31, 2015:

	As of September 30, 2016	As of December 31, 2015
Assets
Investments in real estate, net	$1,263,901	$1,332,377
Cash and cash equivalents	29,400	38,305
Restricted cash	8,028	5,413
Other assets	5,203	3,641
Intangible assets, net	-	3,811
Total assets of discontinued operations	$1,306,532	$1,383,547
Liabilities
Indebtedness, net	$880,643	$928,607
Accrued interest payable	830	1,239
Accounts payable and accrued expenses	18,627	17,115
Derivative liabilities	696	—
Deferred taxes, borrowers’ escrows and other liabilities	5,429	5,569
Total liabilities of discontinued operations	$906,225	$952,530

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

The table below presents the statements of operations of these entities or distinguishable components of RAIT that are discontinued operations for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Property income	38,353	25,491	115,252	69,866
Fee and other income	661	768	2,260	1,768
Total revenue	39,014	26,259	117,512	71,634
Expenses:
Interest expense	8,820	4,851	27,454	12,671
Real estate operating expense	16,107	11,090	47,588	30,184
Compensation expense	1,861	1,820	6,037	4,892
General and administrative expense	949	721	3,298	2,192
Acquisition expense	19	12,523	37	12,724
Depreciation and amortization expense	7,784	4,772	27,059	16,663
Total expenses	35,540	35,777	111,473	79,326
Operating (Loss) Income	3,474	(9,518)	6,039	(7,692)
Interest and other income (expense), net	(2)	18	(2)	19
Gains (losses) on assets	(1)	—	32,262	—
Gain (loss) on IRT merger with TSRE	641	64,012	732	64,012
TSRE financing extinguishment and employee separation expenses	—	(27,508)	—	(27,508)
Gains (losses) on extinguishments of debt	—	—	(558)	—
Net income (loss) from discontinued operations	$4,112	$27,004	$38,473	$28,831

The table below summarizes the cash flows provided by operating, financing and investing activities of these entities or distinguishable components of RAIT that are discontinued operations for the nine months ended September 30, 2016 and 2015

	For the Nine Months Ended September 30,
	2016	2015
Cash flow from operating activities from discontinued operations	$32,993	$4,972
Cash flow from investing activities from discontinued operations	29,522	(169,605)
Cash flow from financing activities from discontinued operations	(71,420)	166,814
Net change in cash and cash equivalents from discontinued operations	(8,905)	2,181
Cash and cash equivalents at beginning of period - discontinued operations	38,305	14,763
Cash and cash equivalents at end of period - discontinued operations	$29,400	$16,944

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2016

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 17: SUBSEQUENT EVENTS

On October 5, 2016, the IRT stock repurchase closed and we sold 7,269,719 shares of IRT’s common stock to IRT at a price of $8.55 per share.  This price was equal to the price to the public in IRT’s October 2016 public offering of its common stock less underwriting discounts or commissions.  These shares represented all of the IRT common stock we owned.  We received $62,156 of proceeds from the IRT stock repurchase.

On October 5, 2016, we used $43,703 of the proceeds of the IRT stock repurchase to repay indebtedness which was collateralized by the IRT shares.

As a result of the IRT stock repurchase on October 5, 2016, we no longer held any variable interests in IRT.  As a result, we concluded that we were not the primary beneficiary of IRT and deconsolidated IRT from our consolidated financial statements as of October 5, 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to historical information, this discussion and analysis contains forward-looking statements. These statements can be identified by the use of forward-looking terminology including “may,” “believe,” “will,” “expect,” “anticipate,” “estimate,”  “seek,” “continue” or similar words. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. These risks and uncertainties include, without limitation, those set forth in our filings with the Securities and Exchange Commission, including those described in the “Forward Looking Statements” and “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2015 and in this quarterly report on Form 10-Q; that we cannot assure you that we will be able to successfully implement the property sales program or achieve the expected results described in the Overview below; and whether we will be able to sell any of the properties identified as marketed for sale or as part of our previously disclosed capital recycling and debt reduction plan and what the terms and effects of any such sales will be referenced in the Securitization Summary below. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report, except as may be required by applicable law.

Overview

We are a multi-strategy commercial real estate company that is a self-managed and self-advised Maryland real estate investment trust, or REIT. We have used our vertically integrated platform to originate commercial real estate loans, acquire commercial real estate properties and invest in, manage and service commercial real estate assets. As described below, we are seeking to simplify our platform to focus on our higher-yielding lending business, which offers a comprehensive set of debt financing options to the commercial real estate industry.  While we implement this simplification, we continue to own and manage a portfolio of commercial real estate properties and manage real estate assets for third parties which blends the higher-yielding lending business with the stability and recurring income stream from owning and managing properties.

In order to take advantage of market opportunities in the future, and to maximize shareholder value over time, we will continue to focus on:

•	simplifying our platform to focus on our higher-yielding lending business;
•	identifying opportunities to generate gains and liquidity through the sale of commercial real estate properties;
•	maintaining and expanding our sources of liquidity; and
•	managing our leverage to seek to provide attractive risk-adjusted returns for our shareholders.

During the quarter ended September 30, 2016, we continued taking steps to simplify our business through the sale of non-core assets to focus on our commercial real estate lending platform.  One significant step we took was entering into the IRT internalization agreement which will monetize RAIT’s investment in IRT, enabling us to deconsolidate IRT from our financial statements and allows IRT to internalize its management.  As described below under “Independence Realty Trust, Inc.,” we expect the steps and transactions contemplated by the IRT internalization to result in changes in our management and may affect our GAAP and Non-GAAP financial measures and operating metrics.  As described below, on October 5, 2016, IRT repurchased all of our shares of IRT common stock pursuant to the IRT internalization agreement and we received gross proceeds of approximately $62.2 million and used approximately $43.7 million of those proceeds to repay indebtedness which had been collateralized by our shares of IRT common stock.  The IRT stock repurchase also resulted in the deconsolidation of IRT as of October 5, 2016.  We expect to complete the IRT internalization transferring the IRT advisor and identified assets of RAIT Residential to IRT for a purchase price of $43.0 million in December 2016, subject to the terms and conditions of the IRT internalization agreement.  As a result of the IRT internalization, IRT, the IRT advisor and the property management business of RAIT Residential were presented as discontinued operations in our financial statements as of September 30, 2016.  We expect to recognize a gain upon the closing of the IRT internalization as the consideration received is expected to exceed the net assets recognized on our balance sheet that will be transferred.  We expect to redeploy the net proceeds from the internalization into our core commercial real estate lending activities with the goal of expanding those activities and taking advantage of opportunities to strengthen and reinforce our market positions and balance sheet.

We also continue to simplify our business through opportunistic property sales and expense reductions. We expect that, in the near term, selling assets may have a negative impact on our net income and CAD as we de-lever the balance sheet, right-size the company and take time to reinvest capital.  With respect to property sales during the nine months ended September 30, 2016, we have sold 12 properties totaling $192 million generating $24 million of GAAP gains and net proceeds of $15.1 million after repaying indebtedness associated with these properties.  In addition, we have identified 12 properties for sale which have an aggregate carrying value of $192.9 million.  These properties are under contract and we expect to sell them during the fourth quarter of 2016 which should generate approximately $40 million of GAAP gains and $24 million of net proceeds after repaying indebtedness associated with these properties.  We also incurred $18.9 million of asset impairments in the quarter ended September 30, 2016, including $8.9 million of asset impairments on three real estate assets that we expect to sell in the fourth quarter of 2016 and $10.0 million associated with a portfolio of ten of our industrial properties.  Our exposure to this industrial portfolio began with a mezzanine loan originated in 2006 which we converted to real estate owned in late 2015.  During the quarter ended September 30, 2016, we decided not to invest additional capital that would not meet our return objectives into this portfolio and initiated steps to dispose of the portfolio.  Overall, we believe our performance with respect to our owned real estate business in the third quarter of 2016 reflected successful implementation of strategies to improve the operating results of our owned properties while we have continued to implement our strategy of recycling capital and reducing leverage by selling appropriate properties.

With respect to our commercial real estate lending business, we are on track to complete our sixth floating rate securitization by the end of 2016.  We are seeing an increase in floating rate volume on terms that meet our lending criteria. With respect to our conduit lending business, in response to near term regulatory risk retention requirements and market changes, we are waiting for more stability in the commercial mortgage backed securities, or CMBS, market before committing additional capital to the origination of conduit loans.

Our commercial real estate loans continued to see elevated repayments in the third quarter of 2016 as compared to the third quarter of 2015.  Accordingly, our net interest margin, or NIM, from our investments in loans decreased $4.8 million in the third quarter of 2016 from the third quarter of 2015.  From a credit perspective, substantially all of our loans originated after the last economic recession continue to perform as expected.  However, our non-accrual loans increased by $74.0 million during the quarter ended September 30, 2016, all attributable to a single pre-recession loan to a single borrower.  We are in the process of separating the loan into seven individual loans that we believe will provide easier access to the underlying collateral and a structure that incentivizes the borrower to either sell or refinance the properties as expeditiously as possible. We have reserved approximately $2.0 million as of quarter end to cover potential shortfalls related to these loans.

Implementing the strategies described above has contributed to our liquidity and capital resources and reduced our indebtedness. In 2016, we have reduced our indebtedness by $440 million using proceeds from real estate sales and loans repayments.  This includes the repayment of $58.6 million of our recourse debt.  During the fourth quarter of 2016, we expect to generate $85.3 million of cash from property sales and monetizing our investment in IRT.

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

The tables below describe certain characteristics of our commercial mortgage loans, mezzanine loans, and preferred equity interests as of September 30, 2016 (dollars in thousands):

	Carrying Value	Weighted- Average Coupon	Range of Maturities	Number of Loans
Commercial Real Estate (CRE) Loans
Commercial mortgage loans	$1,227,830	5.7%	Oct. 2016 - Dec. 2025	100
Mezzanine loans	109,836	9.3%	Oct. 2016 - Jun. 2027 (1)	34
Preferred equity interests	36,827	7.2%	Jan. 2017 - Jan. 2029	14
Total investments in loans	$1,374,493	6.0%		148
(1)	Does not include the maturity dates of four loans all of which had maturity dates prior to September 30, 2016 and have been identified as impaired. These loans are 90 days or more past due.

During the nine months ended September 30, 2016, we originated $89.2 million of CRE loans and received CRE loan repayments of $308.3 million, contributing to a net reduction in our loan portfolio of $251.5 million.  We finance our consolidated CRE loans on a long-term basis through securitizations.

The charts below describe the property types and the geographic breakdown of our commercial mortgage loans, mezzanine loans, other loans, and preferred equity interests as of September 30, 2016:

(a)	Based on carrying amount.

Investments in real estate. We invest in real estate properties, primarily multi-family properties, throughout the United States. We manage substantially all of our properties through our property management subsidiaries.   The table below describes certain characteristics of our investments in real estate as of September 30, 2016 (dollars in thousands):

	Investments in Real Estate (a)	Average Physical Occupancy	Units/ Square Feet/ Acres	Number of Properties
RAIT Multi-family real estate properties	$284,529	92.3%	3,221	12
Office real estate properties	333,337	78.5%	2,253,564	14
Industrial real estate properties	93,462	70.5%	1,840,577	12
Retail real estate properties	123,434	72.4%	1,378,171	5
Redevelopment real estate properties	80,042	39.8%	1,206,514	2
Parcels of land	50,558	N/A	13.7	7
Total	$965,362	—		52

(a)	Based on properties owned as of September 30, 2016.

The charts below describe the property types and the geographic breakdown of our investments in real estate as of September 30, 2016:

(a)	Based on book value.

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

As of September 30, 2016, we have sponsored five securitizations with varying amounts of retained or residual interests held by us which we consolidate in our financial statements as follows: RAIT I, RAIT II, RAIT 2014-FL3 Trust, or RAIT FL3, RAIT 2014-FL4 Trust, or RAIT FL4, and RAIT 2015-FL5, or RAIT FL5. We refer to RAIT FL2, RAIT FL3 and RAIT FL4 and RAIT FL5 as the FL securitizations. We exercised our rights and unwound a sixth and seventh securitization we had sponsored, RAIT 2013-FL1 Trust, or RAIT FL1, in 2015 and RAIT 2014-FL2 Trust, or RAIT FL2, in the third quarter of 2016.  The assets and liabilities of these securitizations are presented at amortized cost in our consolidated financial statements. We originated substantially all of the loans collateralizing RAIT I, RAIT II and the FL securitizations. We serve as the collateral manager, servicer and special servicer on RAIT I and RAIT II and as servicer and special servicer for each of the FL securitizations.

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

Repayment of the loans collateralizing RAIT I and RAIT II outside their contractual maturities have increased during 2016, and we expect it to continue to increase in the remainder of 2016 through 2019. In addition, we are currently marketing twelve properties for sale with an aggregate net book value of $192.9 million at September 30, 2016.  The related indebtedness of these properties is expected to be repaid with the proceeds of any sales, which primarily includes paying down the most senior notes outstanding issued by RAIT I and RAIT II, as applicable.  We continue to evaluate our real estate portfolio with regards to identifying other possible properties to sell as part of our previously disclosed capital recycling and debt reduction plan.  Because we own properties that are financed, in part, by loans collateralizing RAIT I and RAIT II, sales of our properties could result in a significant reduction of our securitization notes payable. These repayments have reduced our returns from these securitizations and we expect future repayments to continue to reduce these returns.  We continue to evaluate alternative strategies seeking to replace these returns.

If the CDO notes issued by RAIT I and RAIT II have not been redeemed in full prior to the distribution date occurring in February 2017, in the case of RAIT I, and June 2017, in the case of RAIT II, then an auction of the collateral assets of RAIT I or RAIT II, as relevant, will be conducted by the relevant trustee periodically thereafter and, if certain conditions set forth in the relevant indenture are satisfied, such collateral assets will be sold at the auction and the relevant CDO notes will be redeemed, in whole, but not in part, on such distribution date. The initial auction for RAIT I was held in November 2016 but no sale occurred as no bids were received.

A summary of the investments in our consolidated securitizations as of the most recent payment information is as follows:

•

RAIT I—RAIT I has $676.2 million of total collateral at par value, of which $52.4 million is defaulted. The current overcollateralization, or OC, test is passing at 132.0% with an OC trigger of 116.2%. We currently own $46.1 million of the securities that were originally rated investment grade and $200.0 million of the non-investment grade securities issued by this securitization. We are currently receiving all distributions required by the terms of our retained interests in this securitization and are receiving all of our collateral management fees. We pledged $28.4 million of the securities we own issued by RAIT I as collateral for a senior secured note we issued.

•

RAIT II—RAIT II has $509.0 million of total collateral at par value, of which $19.5 million is defaulted. The current OC test is passing at 128.2% with an OC trigger of 111.7%. We currently own $92.8 million of the securities that were originally rated investment grade and $140.7 million of the non-investment grade securities issued by this securitization. We are currently receiving all distributions required by the terms of our retained interests in this securitization and are receiving all of our collateral management fees. We pledged $51.1 million of the securities we own issued by RAIT II as collateral for a senior secured note we issued.

•

RAIT FL2—During the third quarter of 2016, RAIT exercised its right to unwind RAIT 2014-FL2 Trust, or RAIT FL2, and repaid the outstanding notes. We refinanced the $100 million of remaining loans through our warehouse financing arrangement. Loan repayments in RAIT FL2 decreased the efficiency of the securitization and by unwinding this securitization, we increased our returns on our remaining assets. We are evaluating whether to re-securitize the remaining loans in our future FL securitizations.

•

RAIT FL3—RAIT FL3 has $115.9 million of total collateral at par value, of which there is no collateral that is in default. RAIT FL3 does not have OC triggers or IC triggers. RAIT FL3, has classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $78.5 million to investors. We currently own the unrated classes of junior notes, including a class with an aggregate principal balance of $37.4 million, and the equity, or the retained interests, of RAIT FL3.

•

RAIT FL4—RAIT FL4 has $155.9 million of total collateral at par value, of which there is no collateral that is in default. RAIT FL4 does not have OC triggers or IC triggers. RAIT FL4, has classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $114.5 million to investors. We currently own the unrated classes of junior notes, including a class with an aggregate principal balance of $41.4 million, and the equity, or the retained interests, of RAIT FL4.

•

RAIT FL5—RAIT FL5 has $346.7 million of total collateral at par value, of which there is no collateral that is in default.  RAIT FL5 does not have OC triggers or IC triggers. RAIT FL5, has classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $285.9 million to investors.  A venture, in which we have retained a 60% interest, owns the unrated classes of junior notes and the equity, or the retained interests, of RAIT FL5.  The unrated classes of junior notes have an aggregate principal balance of $60.8 million.

Independence Realty Trust, Inc.

As of September 30, 2016, we held 7,269,719 shares of IRT common stock, representing 15.4% percent of the outstanding shares of IRT common stock and we externally advised IRT through our subsidiary, the IRT advisor.  We consolidated IRT in our financial results as of September 30, 2016.  For the nine months ended September 30, 2016, we earned $5.5 million of fees from IRT under the advisory agreement with IRT and received $3.9 million of distributions declared on our IRT common stock, both of which are eliminated in consolidation.

As described below under “IRT Management Internalization,” we sold all 7,269,719 shares to IRT on October 5, 2016 in connection with the IRT management internalization.  As a result of the IRT stock repurchase, we deconsolidated IRT as of October 5, 2016 and we presented IRT as a discontinued operation in our financial statements as of September 30, 2016.

IRT Management Internalization

On September 27, 2016, we entered into a securities and asset purchase agreement, or the IRT internalization agreement, with IRT, pursuant to which IRT will complete a management internalization and separation from us.  The IRT management internalization consists of two parts: (i) the acquisition of Independence Realty Advisors, LLC, or the IRT advisor, which is our subsidiary and IRT’s external advisor, and (ii) the acquisition of certain assets and the assumption of certain liabilities relating to our multifamily property management business which we refer to as RAIT Residential, including property management contracts relating to apartment properties owned by ourselves, IRT, and third parties.  The purchase price to be paid by IRT for the IRT management internalization is $43.0 million, subject to certain pro rations at closing.  The IRT internalization agreement also provided for IRT to repurchase all of the 7,269,719 shares of IRT’s common stock, or the IRT purchased shares, owned by certain of our subsidiaries.

On October 5, 2016, IRT used approximately $62.2 million of the proceeds from an underwritten offering, or the IRT October 2016 offering, of IRT common stock to repurchase the IRT purchased shares, from certain of RAIT’s subsidiaries at a purchase price of $8.55 per share.  This price was equal to the price to the public in the IRT October 2016 offering less underwriting discounts or commissions.  The IRT purchased shares represented all of the shares of IRT common stock owned by RAIT and its subsidiaries.   As a result of the IRT stock repurchase, RAIT determined that it no longer is the primary beneficiary of IRT, and as a result, RAIT deconsolidated IRT as of October 5, 2016. RAIT used approximately $43.7 million of the proceeds of the IRT stock repurchase to repay indebtedness which was collateralized by the IRT purchased shares.

The IRT internalization agreement provides that the IRT management internalization will occur, subject to the terms and conditions contained therein, no earlier than December 20, 2016 and we expect it to occur by December 31, 2016.  As required by the IRT internalization agreement, IRT reported that it reserved $43.0 million in net proceeds from the IRT October 2016 offering to consummate this transaction.

RAIT Management Changes Resulting From IRT Management Internalization

Upon closing of the IRT management internalization, Scott F. Schaeffer, RAIT’s chief executive officer, or CEO, is expected to terminate his employment with RAIT and enter into an employment agreement with IRT. Scott L. N. Davidson, currently RAIT’s president, is expected to be elevated to the office of CEO of RAIT upon the closing of the IRT management internalization. James J. Sebra, RAIT’s chief financial officer, or CFO, is expected to enter into an employment agreement with IRT upon the closing of the IRT management internalization. Mr. Sebra is also expected to remain RAIT’s CFO until the later to occur of March 31, 2017 or the filing of RAIT’s Form 10-K for the fiscal year ending December 31, 2016 with the SEC. In addition, more than 400 current employees of RAIT and RAIT Residential are expected to become employees of IRT.  The IRT management internalization is conditioned upon, among other things, customary closing conditions including obtaining identified third party consents.

RAIT has entered into memorandums of understanding, or MOUs, with each of Mr. Schaeffer and Mr. Sebra setting forth the terms of each executive’s expected resignation from RAIT and an employment agreement with Mr. Davidson setting forth the terms of his expected employment as RAIT’s CEO. The obligations set forth in each MOU are contingent upon the second closing under the IRT management internalization agreement.

Pursuant to the terms of Mr. Schaeffer’s MOU, as discussed above, as of the closing of the IRT management internalization, he will resign from his position as CEO. Mr. Schaeffer will receive a cash payment of $500,000 and a share award under the 2012 plan of 150,000 shares of RAIT’s common shares of beneficial interest, or common shares. The share award may be granted in one or more separate awards in amounts to be determined by RAIT’s compensation committee of the board of trustees, or the compensation committee. Half of the shares granted to Mr. Schaeffer pursuant to this award will vest six months after the date of grant. The remaining half of the shares will vest one year after the date of grant. Upon his resignation, Mr. Schaeffer will enter into a one year consulting agreement with RAIT. Mr. Schaeffer’s incentive compensation award for 2016, if any, will be determined and awarded by the compensation committee in a manner consistent with RAIT’s past practices for granting such awards. All equity awards that Mr. Schaeffer currently holds will continue to vest in accordance with the vesting schedule applicable to each award. Mr. Schaeffer and RAIT will also sign a mutual release of claims releasing each other from their obligations under his existing employment agreement, and releasing each other from any and all claims arising out of or with respect to his employment by RAIT or the termination thereof. Effective October 18, 2016, Mr. Schaeffer resigned from his position as chairman of the board of trustees and will remain a trustee until this closing when he will resign from the board of trustees. Michael M. Malter, an independent trustee already serving on the board of trustees, was elected to replace Mr. Schaeffer as chairman of the board.

Pursuant to the terms of Mr. Davidson’s MOU, as discussed above, as of the closing of the IRT management internalization, he will be elevated to the position of CEO of RAIT and will join the board of trustees. Mr. Davidson also entered into a new employment agreement on November 1, 2016 which will govern his employment as RAIT’s CEO and take effect at the closing of the IRT management internalization. Mr. Davidson will receive a one-time cash payment of $1,350,000 and a share award under the 2012 plan of an aggregate of 600,000 shares of RAIT’s common shares of beneficial interest, or the SD share award. The SD share award may be granted in one or more separate awards in amounts to be determined by the compensation committee order to comply with the terms and conditions of the 2012 plan, provided that in no event shall the total number of shares awarded exceed 600,000. Fifty percent of the shares granted pursuant to the SD share award will vest on the second anniversary of the closing of the IRT management internalization, regardless of the date granted. The remaining fifty percent of the shares granted pursuant to the SD share award will vest on the third anniversary of the closing of the IRT management internalization, regardless of the date granted. Further, Mr. Davidson’s MOU provides that the board of trustees expects that Mr. Davidson’s discretionary performance compensation for 2016 will be paid at the maximum target level. In addition, for the purpose of determining Mr. Davidson’s 2017 performance compensation award, cash available for distribution goals for 2017, as established by the compensation committee, shall be adjusted to account for payments made to Mr. Schaeffer and Mr. Sebra as part of the terms of their separation from RAIT as a result of the IRT management internalization.

Pursuant to the terms of Mr. Sebra’s MOU, as discussed above, he will remain in his current position as CFO of RAIT until the later to occur of March 31, 2017 or the filing of RAIT’s Form 10-K for the fiscal year ending December 31, 2016 with the SEC (the “Resignation Date”), at which time Mr. Sebra will resign from his position as CFO of RAIT. In the event the Company hires a new CFO, Mr. Sebra may resign prior to the Resignation Date, provided, however, that any early resignation shall be at the option and in the sole discretion of the Company. Mr. Sebra’s incentive compensation award for 2016, if any, will be determined and awarded by the compensation committee in a manner consistent with RAIT’s past practices for granting such awards. Should Mr. Sebra remain employed by RAIT after December 31, 2016, he will continue to be paid his current base salary. He will also receive a fixed cash bonus equal to the portion of his 2016 cash bonus, if any, prorated based on the period that he was employed by the Company during 2017. All equity awards that Mr. Sebra currently holds will continue to vest in accordance with the vesting schedule applicable to each award. Mr. Sebra and RAIT will also sign a mutual release of claims releasing each other from their obligations under his existing employment agreement, and releasing each other from any and all claims arising out of or with respect to his employment by RAIT or the termination thereof.

Pursuant to the terms of the IRT internalization agreement, by the second closing of the IRT management internalization, RAIT and IRT will enter into a shared services agreement, pursuant to which RAIT and IRT will share office space and provide each other certain transitional services such as information technology, human resources, insurance, investor relations, legal, tax and accounting for a six-month transition period after the closing.

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

The table below summarizes our AUM as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	AUM as of September 30, 2016	AUM as of December 31, 2015
Commercial real estate loan portfolio (1)	$2,338,977	$2,772,750
IRT (2)	1,316,725	1,372,015
Property management (3)	1,472,399	1,778,836
Total	$5,128,101	$5,923,601

(1)

As of September 30, 2016 and December 31, 2015, our commercial real estate portfolio was comprised of $460.3 million and $554.0 million, respectively, of assets collateralizing RAIT I and RAIT II and $965.4 million and $1.1 billion, respectively, of investments in real estate of RAIT, and $294.8 million and $188.0 million, respectively, of commercial mortgage loans, mezzanine loans and preferred equity interests that were not securitized. As of September 30, 2016 and December 31, 2015, our

commercial real estate portfolio was also comprised of $618.5 million and $885.1 million, respectively, of assets collateralizing our floating rate securitizations.
(2)

The IRT management internalization, which is expected to occur in December of 2016, will decrease our AUM as IRT will become the manager of its real estate assets as well as our multifamily real estate assets, which is included within the commercial real estate portfolio in the table above.

(3)

Urban Retail manages 74 properties with 17,397,355 square feet in 28 states as of September 30, 2016. RAIT Residential provides property management services to multifamily properties, including IRT’s properties.

Results of Operations

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

The following table sets forth information regarding our consolidated results of operations for the three months ended September 30, 2016 and 2015.

	For the Three Months Ended September 30,
	2016	2015	$ Variance	% Variance
Revenue:
Investment interest income	$20,189	$24,468	$(4,279)	-17%
Investment interest expense	(8,512)	(8,021)	(491)	6%
Net interest margin	11,677	16,447	(4,770)	-29%
Property income	29,614	29,968	(354)	-1%
Fee and other income	1,946	2,537	(591)	-23%
Total revenue	43,237	48,952	(5,715)	-12%
Expenses:
Interest expense	13,298	14,723	(1,425)	-10%
Real estate operating expense	14,635	14,991	(356)	-2%
Compensation expense	6,245	5,541	704	13%
General and administrative expense	3,708	3,769	(61)	-2%
Acquisition expense	197	153	44	29%
Provision for loan losses	1,533	1,850	(317)	-17%
Depreciation and amortization expense	11,466	10,482	984	9%
Total expenses	51,082	51,509	(427)	-1%
Operating (Loss) Income	(7,845)	(2,557)	(5,288)	207%
Interest and other income (expense), net	(70)	(398)	328	-82%
Gains (losses) on assets	18,194	7,430	10,764	145%
Gains (losses) on extinguishments of debt	(6)	-	(6)	N/M*
Asset impairment	(18,872)	(7,250)	(11,622)	160%
Change in fair value of financial instruments	(1,375)	620	(1,995)	-322%
Income (loss) before taxes	(9,974)	(2,155)	(7,819)	363%
Income tax benefit (provision)	15,302	(23)	15,325	-66630%
Income from continuing operations	5,328	(2,178)	7,506	-345%
Discontinued operations:
Income (loss) from discontinued operations	4,112	27,004	(22,892)	-85%
Net income (loss)	9,440	24,826	(15,386)	-62%
(Income) loss allocated to preferred shares	(8,715)	(8,303)	(412)	5%
(Income) loss allocated to noncontrolling interests	(729)	(23,055)	22,326	-97%
Net income (loss) allocable to common shares	$(4)	$(6,532)	$6,528	-100%

*N/M – Not Meaningful

Revenue

Net interest margin. Net interest margin decreased $4.8 million, or 29%, to $11.7 million for the three months ended September 30, 2016 from $16.5 million for the three months ended September 30, 2015. Investment interest income decreased due to two transactions during the three months ended September 30, 2015 that resulted in $2.8 million of interest income being recognized in that period as well as loan repayments that have occurred since October 1, 2015. Investment interest expense increased $0.5 million due to the RAIT FL5 securitization issued in December 2015 and increases in LIBOR partially offset by a decrease in interest expense due to a reduction in securitization-related indebtedness due to repayments of the underlying loans.

Property income. Property income decreased $0.4 million to $29.6 million for the three months ended September 30, 2016 from $30.0 million for the three months ended September 30, 2015. The decrease is attributable to $5.8 million of property income related to 18 properties disposed of or deconsolidated in or after the three months ended September 30, 2015. The decrease was partially offset by $4.6 million of property income from 15 new properties acquired or consolidated since September 30, 2015, and $0.8 million of property income from improved occupancy and rental rates in 2016 as compared to 2015 in the remaining properties.

Fee and other income. Fee and other income decreased $0.6 million to $1.9 million for the three months ended September 30, 2016 from $2.5 million for the three months ended September 30, 2015. The decrease is primarily attributable to a decrease of $0.6 million of property management fee income due to the timing of leasing commissions and $0.2 million of reduced application fee income from our lending business.

Expenses

Interest expense. Interest expense decreased $1.4 million, or 10%, to $13.3 million for the three months ended September 30, 2016 from $14.7 million for the three months ended September 30, 2015. The decrease is attributable to reductions in recourse debt including $29.2 million of 7% convertible senior notes that were redeemed and $19.6 million of senior notes that was repurchased during the three months ended June 30, 2016.

Real estate operating expense. Real estate operating expense decreased $0.4 million to $14.6 million for the three months ended September 30, 2016 from $15.0 million for the three months ended September 30, 2015. The decrease is attributable to $3.2 million of real estate operating expense related to 18 properties disposed of or deconsolidated in or after the three months ended September 30, 2015. The decrease was partially offset by a $3.0 million increase of real estate operating expenses from 15 properties acquired since September 30, 2015.

Compensation expense. Compensation expense increased $0.7 million to $6.2 million for the three months ended September 30, 2016 from $5.5 million for the three months ended September 30, 2015. This is primarily due to less compensation expense being deferred as direct loan origination costs due to a lower volume of loan originations during 2016. This increase was partially offset by a decrease in stock compensation expense for the three months ended September 30, 2016 as compared to the same period in 2015.

General and administrative expense. General and administrative expense remained consistent for the three months ended September 30, 2016 and for the three months ended September 30, 2015.

Acquisition expense. Acquisition expense remained consistent for the three months ended September 30, 2016 and for the three months ended September 30, 2015.

Provision for loan losses. Provision for loan losses decreased $0.3 million to $1.5 million for the three months ended September 30, 2016 from $1.8 million for the three months ended September 30, 2015.

Depreciation and amortization expense. Depreciation and amortization expense increased $1.0 million to $11.5 million for the three months ended September 30, 2016 from $10.5 million for the three months ended September 30, 2015. The increase is attributable to $2.6 million of depreciation and amortization expense from 15 new properties acquired or consolidated since September 30, 2015. The increase was partially offset by a decrease of $2.2 million of depreciation and amortization expense related to 18 properties disposed or deconsolidated in or after the three months ended September 30, 2015.

Other income (expense)

Gains (losses) on assets. During the three months ended September 30, 2016, four multi-family properties were sold resulting in gains of $18.2 million.

Asset impairment. During the three months ended September 30, 2016, we recognized impairment of $8.9 million on three multi-family properties that are expected to be sold.  We also recognized impairment of $10.0 million on ten of our industrial properties because they are expected to be disposed of at a loss before the end of their useful lives.  Our exposure to this industrial portfolio began with a mezzanine loan originated in 2006 which we converted to real estate owned in late 2015.

Change in fair value of financial instruments. During the three months ended September 30, 2016, the change in fair value of financial instruments decreased our net income by $1.4 million. The fair value adjustments we recorded were as follows (dollars in thousands):

Description	For the Three Months Ended September 30, 2016	For the Three Months Ended September 30, 2015
Change in fair value of junior subordinated notes	$(735)	$1,673
Change in fair value of derivatives	160	(644)
Change in fair value of warrants and investor SARs	(800)	(409)
Change in fair value of financial instruments	$(1,375)	$620

The changes in the fair value for the CDO notes payable and other liabilities for which the fair value option was elected for the three months ended September 30, 2015 was primarily attributable to changes in instrument specific credit risks. The changes in the fair value of derivatives for the three months ended September 30, 2016 and 2015 was mainly due to changes in interest rates. The change in fair value of the warrants and investor SARs was due to changes in the reference stock price and volatility.

Income tax benefit (provision). During the three months ended September 30, 2016, the income tax benefit was driven by the partial release of a valuation allowance against our net deferred tax assets as a result of expected taxable income from the IRT internalization.  Conversely, during the three months ended September 30, 2015, the income tax (provision) was driven by gains on CMBS loan sales and the related taxable income at that taxable REIT subsidiary.

Income (loss) from discontinued operations. During the three months ended September 30, 2016, income (loss) from discontinued operations reflected recurring activity from our discontinued operations.  During the three months ended September 30, 2015, income (loss) from discontinued operations reflected recurring activity from our discontinued operations as well as IRT’s gain on the TSRE merger, net of acquisition expenses and other expenses related to the TSRE merger.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

The following table sets forth information regarding our consolidated results of operations for the nine months ended September 30, 2016 and 2015.

	For the Nine Months Ended September 30,
	2016	2015	$ Variance	% Variance
Revenue:
Investment interest income	$69,510	$71,823	$(2,313)	-3%
Investment interest expense	(26,957)	(22,517)	(4,440)	20%
Net interest margin	42,553	49,306	(6,753)	-14%
Property income	89,335	94,401	(5,066)	-5%
Fee and other income	5,974	14,760	(8,786)	-60%
Total revenue	137,862	158,467	(20,605)	-13%
Expenses:
Interest expense	43,135	46,259	(3,124)	-7%
Real estate operating expense	43,810	47,804	(3,994)	-8%
Compensation expense	17,367	15,648	1,719	11%
General and administrative expense	12,007	12,762	(755)	-6%
Acquisition expense	376	1,392	(1,016)	-73%
Provision for loan losses	4,202	5,850	(1,648)	-28%
Depreciation and amortization expense	39,273	34,622	4,651	13%
Total expenses	160,170	164,337	(4,167)	-3%
Operating (Loss) Income	(22,308)	(5,870)	(16,438)	280%
Interest and other income (expense), net	30	(1,035)	1,065	-103%
Gains (losses) on assets	23,811	24,711	(900)	-4%
Gains (losses) on extinguishments of debt	998	-	998	N/M*
Asset impairment	(26,658)	(7,250)	(19,408)	268%
Change in fair value of financial instruments	(7,055)	13,466	(20,521)	-152%
Income (loss) before taxes	(31,182)	24,022	(55,204)	-230%
Income tax benefit (provision)	18,051	(1,320)	19,371	-1468%
Income from continuing operations	(13,131)	22,702	(35,833)	-158%
Discontinued operations:
Income (loss) from discontinued operations	38,473	28,831	9,642	33%
Net income (loss)	25,342	51,533	(26,191)	-51%
(Income) loss allocated to preferred shares	(25,850)	(24,383)	(1,467)	6%
(Income) loss allocated to noncontrolling interests	(24,920)	(21,823)	(3,097)	14%
Net income (loss) allocable to common shares	$(25,428)	$5,327	$(30,755)	-577%

*N/M – Not Meaningful

Revenue

Net interest margin. Net interest margin decreased $6.8 million, or 14%, to $42.5 million for the nine months ended September 30, 2016 from $49.3 million for the nine months ended September 30, 2015. Investment interest income decreased $2.3 million driven by lower mezzanine loan interest income from loan payoffs. Investment interest expense increased $4.4 million due to the RAIT FL5 securitization issued in December 2015 and increases in LIBOR partially offset by a decrease in interest expense due to a reduction in securitization-related indebtedness due to repayments of the underlying loans.

Property income. Property income decreased $5.1 million to $89.3 million for the nine months ended September 30, 2016 from $94.4 million for the nine months ended September 30, 2015. The decrease is attributable to $19.2 million of property income related to 24 properties disposed of or deconsolidated after December 31, 2014. The decrease was partially offset by $12.8 million of property income from 15 new properties acquired or consolidated since September 30, 2015 and $1.3 million of property income from improved occupancy and rental rates in 2016 as compared to 2015 in the remaining properties.

Fee and other income. Fee and other income decreased $8.8 million to $6.0 million for the nine months ended September 30, 2016 from $14.8 million for the nine months ended September 30, 2015. The decrease is primarily attributable to a decrease of $2.9 million of property management fee income primarily due to the timing of leasing commissions, a decrease in CMBS income of $5.2 million, and $0.7 million of reduced application fee income from our lending business during the nine months ended September 30, 2016 as compared to the same period in 2015.

Expenses

Interest expense. Interest expense decreased $3.1 million, or 7%, to $43.2 million for the nine months ended September 30, 2016 from $46.3 million for the nine months ended September 30, 2015. This decrease is primarily attributable to a $2.1 million decrease in interest expense and a $0.8 million decrease in loan discount amortization primarily driven by the 7% convertible notes that were redeemed during the three months ended June 30, 2016.

Real estate operating expense. Real estate operating expense decreased $4.0 million to $43.8 million for the nine months ended September 30, 2016 from $47.8 million for the nine months ended September 30, 2015. The decrease is attributable to $11.1 million of real estate operating expenses related to 24 properties disposed of or deconsolidated after December 31, 2014. The increase was partially offset by $7.2 million of real estate operating expenses from 15 properties acquired since September 30, 2015.

Compensation expense. Compensation expense increased $1.7 million to $17.4 million for the nine months ended September 30, 2016 from $15.7 million for the nine months ended September 30, 2015. This is primarily due to less compensation expense being deferred as direct loan origination costs due to a lower volume of loan originations during 2016.

General and administrative expense. General and administrative expense decreased $0.8 million to $12.0 million for the nine months ended September 30, 2016 from $12.8 million for the nine months ended September 30, 2015. This decrease is primarily due to a $0.3 million decrease in legal expenses and a $0.5 million decrease in professional fees related to loan originations due to a lower volume of loan originations during 2016.

Acquisition expense. Acquisition expense decreased $1.0 million to $0.4 million for the nine months ended September 30, 2016 from $1.4 million for the nine months ended September 30, 2015. This decrease was primarily attributable to a $1.0 million decrease in dead deal costs for the nine months ended September 30, 2016 as compared to the same period in 2015.

Provision for loan losses. Provision for loan losses decreased $1.6 million to $4.2 million for the nine months ended September 30, 2016 from $5.8 million for the nine months ended September 30, 2015.

Depreciation and amortization expense. Depreciation and amortization expense increased $4.7 million to $39.3 million for the nine months ended September 30, 2016 from $34.6 million for the nine months ended September 30, 2015. The increase is attributable to $8.5 million of depreciation and amortization expense from 15 new properties acquired or consolidated since September 30, 2015 and $2.6 million of accelerated amortization expense on our customer relationships intangible assets. The increase was partially offset by a decrease of $6.8 million of depreciation and amortization expense related to 24 properties that were disposed of or deconsolidated after December 31, 2014.

Other income (expense)

Gains (losses) on assets. During the nine months ended September 30, 2016, ten multi-family properties, one office building and one parcel of land were sold resulting in a gain of $23.8 million.

Gain on extinguishment of debt.  During the nine months ended September 30, 2016, we recognized a gain on extinguishment of debt of $1.0 million.  This includes a $2.3 million gain on the extinguishment of the mortgage indebtedness on three of our multi-family properties upon their sale as they were sold for less than their outstanding indebtedness and the outstanding indebtedness has been satisfied. This was offset by a loss on the extinguishment of debt of $1.3 million related to repurchases and redemptions of our indebtedness, primarily driven by the write-off of the unamortized deferred financing costs associated with the indebtedness.

Asset impairment. During the nine months ended September 30, 2016, we recognized impairment of $14.1 million on one office building and four multi-family properties that are expected to be sold.  We also expensed tenant improvements and straight-line rent receivables aggregating $1.7 million associated with tenants that vacated our properties early.  We also recognized a loss on our retail property management subsidiary’s investment in an unconsolidated entity of $0.9 million and recognized impairment of $10.0 million on ten of our industrial properties because they are expected to be disposed of at a loss before the end of their useful lives.  Our exposure to this industrial portfolio began with a mezzanine loan originated in 2006 which we converted to real estate owned in late 2015.

Change in fair value of financial instruments. During the nine months ended September 30, 2016, the change in fair value of financial instruments decreased our net income by $7.1 million. The fair value adjustments we recorded were as follows (dollars in thousands):

Description	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2015
Change in fair value of trading securities and security-related receivables	$—	$(173)
Change in fair value of junior subordinated notes	(1,020)	1,909
Change in fair value of derivatives	(2,135)	(1,064)
Change in fair value of warrants and investor SARs	(3,900)	12,794
Change in fair value of financial instruments	$(7,055)	$13,466

The changes in the fair value for the trading securities and security-related receivables, CDO notes payable, and other liabilities for which the fair value option was elected for the nine months ended September 30, 2015 was primarily attributable to changes in instrument specific credit risks.  The changes in the fair value of derivatives for the nine months ended September 30, 2016 and 2015 was mainly due to changes in interest rates. The change in fair value of the warrants and investor SARs was due to changes in the reference stock price and volatility.

Income tax benefit (provision). During the nine months ended September 30, 2016, the income tax benefit was driven by the partial release of a valuation allowance against our net deferred tax assets as a result of expected taxable income from the IRT internalization.  Conversely, during the nine months ended September 30, 2015, the income tax (provision) was driven by gains on CMBS loan sales and the related taxable income at that taxable REIT subsidiary.

Income (loss) from discontinued operations. During the nine months ended September 30, 2016, income (loss) from discontinued operations reflected recurring activity from our discontinued operations as well as IRT’s gains on the sales of three of its real estate assets.  During the nine months ended September 30, 2015, income (loss) from discontinued operations reflected recurring activity from our discontinued operations as well as IRT’s gain on the TSRE merger, net of acquisition expenses and other expenses related to the TSRE merger.

Non-GAAP Financial Measures

Cash Available for Distribution

Cash available for distribution, or CAD, is a non-GAAP financial measure. We believe that CAD provides investors and management with a meaningful indicator of operating performance. Management also uses CAD, among other measures, to evaluate profitability and our board of trustees considers CAD in determining our quarterly cash distributions. The compensation committee used CAD as a performance metric in establishing performance-based compensation awards for 2015 for some of our executive officers.  We also believe that CAD is useful because it adjusts for a variety of noncash items (such as depreciation and amortization, equity-based compensation, realized gain (loss) on assets, provision for loan losses and non-cash interest income and expense items).

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

Set forth below is a reconciliation of CAD to net income (loss) allocable to common shares for the three months ended September 30, 2016 and 2015 (dollars in thousands, except share information):

	For the Three Months Ended September 30, 2016		For the Three Months Ended September 30, 2015
	Amount	Per Share (1)	Amount	Per Share (2)
Cash Available for Distribution:
Net income (loss) allocable to common shares	$(4)	$—	$(6,532)	$(0.07)
Adjustments:
Depreciation and amortization expense	11,466	0.13	10,482	0.12
Change in fair value of financial instruments	1,375	0.02	(620)	(0.01)
(Gains) losses on assets	(18,194)	(0.20)	(7,430)	(0.09)
(Gains) losses on extinguishment of debt	6	—	—	—
Deferred income tax (benefit) provision	(15,249)	(0.17)	—	—
Straight-line rental adjustments	(622)	(0.01)	(78)	—
Share-based compensation	819	0.01	941	0.01
Acquisition and integration expenses	197	—	153	-
Origination fees and other deferred items	8,536	0.09	10,353	0.12
Provision for losses	1,533	0.02	1,850	0.02
Asset impairment	18,872	0.21	7,250	0.08
Discontinued operations and noncontrolling interest effect of certain adjustments	1,885	0.02	1,017	0.02
Cash Available for Distribution	$10,619	$0.12	$17,386	0.20

(1)	Based on 91,201,784 weighted-average shares outstanding for the three months ended September 30, 2016.
(2)	Based on 87,110,958 weighted-average shares outstanding for the three months ended September 30, 2015.

Set forth below is a reconciliation of CAD to net income (loss) allocable to common shares for the nine months ended September 30, 2016 and 2015 (dollars in thousands, except share information):

	For the Nine Months Ended September 30, 2016		For the Nine Months Ended September 30, 2015
	Amount	Per Share (1)	Amount	Per Share (2)
Cash Available for Distribution:
Net income (loss) allocable to common shares	$(25,428)	$(0.28)	$5,327	$0.06
Adjustments:
Depreciation and amortization expense	39,273	0.43	34,622	0.41
Change in fair value of financial instruments	7,055	0.08	(13,466)	(0.16)
(Gains) losses on assets	(23,811)	(0.26)	(24,711)	(0.29)
(Gains) losses on extinguishment of debt	(998)	(0.01)	—	—
Deferred income tax (benefit) provision	(18,090)	(0.20)	—	—
Straight-line rental adjustments	(1,182)	(0.01)	(53)	—
Share-based compensation	2,841	0.03	3,256	0.04
Acquisition Expenses	376	-	1,392	0.02
Origination fees and other deferred items	21,377	0.23	25,360	0.30
Provision for losses	4,202	0.05	5,850	0.07
Asset impairment	26,658	0.29	7,250	0.09
Discontinued operations and noncontrolling interest effect of certain adjustments	1,762	0.02	4,242	0.05
Cash Available for Distribution	$34,035	$0.37	$49,070	$0.59

(1)	Based on 91,137,041 weighted-average shares outstanding for the nine months ended September 30, 2016.
(2)	Based on 83,799,244 weighted-average shares outstanding for the nine months ended September 30, 2015.

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

In the quarter ended September 30, 2016, we changed our method of calculating FFO to exclude the impact of asset impairment.  We have amended our comparable prior period disclosures to conform with the current period presentation for this change.

Set forth below is a reconciliation of FFO to net income (loss) allocable to common shares for the three months ended September 30, 2016 and 2015 (dollars in thousands, except share information):

	For the Three Months Ended September 30, 2016		For the Three Months Ended September 30, 2015
	Amount	Per Share (1)	Amount	Per Share (2)
Funds From Operations:
Net income (loss) allocable to common shares	$(4)	$—	$(6,532)	$(0.07)
Adjustments:
Real estate depreciation and amortization	8,884	0.10	8,712	0.10
(Gains) losses on the sale of real estate	(18,194)	(0.20)	(7,430)	(0.09)
Asset impairment	18,872	0.21	7,250	0.08
Adjustments related to discontinued operations	1,195	0.01	909	0.01
Funds From Operations allocable to common shares	$10,753	$0.12	$2,909	$0.03

(1)	Based on 91,201,784 weighted-average shares outstanding for the three months ended September 30, 2016.
(2)	Based on 87,110,958 weighted-average shares outstanding for the three months ended September 30, 2015.

Set forth below is a reconciliation of FFO to income (loss) allocable to common shares for the nine months ended September 30, 2016 and 2015 (dollars in thousands, except share information):

	For the Nine Months Ended September 30, 2016		For the Nine Months Ended September 30, 2015
	Amount	Per Share (1)	Amount	Per Share (2)
Funds From Operations:
Net income (loss) allocable to common shares	$(25,428)	$(0.28)	$5,327	$0.06
Adjustments:
Real estate depreciation and amortization	$28,539	0.32	28,228	0.34
(Gains) losses on the sale of real estate	$(24,301)	(0.27)	(24,711)	(0.29)
Asset impairment	$26,658	0.29	7,250	0.09
Adjustments related to discontinued operations	$(1,322)	(0.01)	2,847	0.03
Funds From Operations allocable to common shares	$4,146	$0.05	$18,941	$0.23

(1)	Based on 91,137,041 weighted-average shares outstanding for the nine months ended September 30, 2016.
(2)	Based on 83,799,244 weighted-average shares outstanding for the nine months ended September 30, 2015.

As stated above, we changed our method of calculating FFO in the quarter ended September 30, 2016 to exclude the impact of asset impairment.  Set forth below is our reconciliation of FFO to net income (loss) allocable to common shares for the years ended December 31, 2015, 2014, and 2013 (dollars in thousands, except share information) which reflects such new method and is intended to supersede the corresponding chart previously reported in our annual report.

	For the Year Ended December 31, 2015		For the Year Ended December 31, 2014		For the Year Ended December 31, 2013
	Amount	Per Share (1)	Amount	Per Share (2)	Amount	Per Share (2)
Funds From Operations:
Net income (loss) allocable to common shares	$7,158	$0.08	$(318,504)	$(3.92)	$(308,008)	$(4.54)
Adjustments:
Real estate depreciation and amortization	41,096	0.48	38,620	0.48	33,538	0.50
(Gains) losses on the sale of real estate	(43,514)	(0.51)	319	—	3,724	0.05
Asset impairment	8,179	0.10	—	—	—	—
Funds From Operations allocable to common shares	$12,919	$0.15	$(279,565)	$(3.44)	$(270,746)	$(3.99)

(1)	Based on 85,524,073 weighted-average shares outstanding for the year ended December 31, 2015.
(2)	Based on 81,328,129 weighted-average shares outstanding for the year ended December 31, 2014.
(3)	Based on 67,814,316 weighted-average shares outstanding for the year ended December 31, 2013.

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

Our primary cash requirements are as follows:

•	to make investments and fund the associated costs;
•	to repay, repurchase or redeem our indebtedness;
•	to pay our expenses, including compensation to our employees;
•	to pay U.S. federal, state, and local taxes of our taxable REIT subsidiaries; and
•	to distribute a minimum of 90% of our REIT taxable income and to make investments in a manner that enables us to maintain our qualification as a REIT.

We intend to meet these liquidity requirements primarily through the following:

•	the use of our cash and cash equivalent balances of $36.0 million as of September 30, 2016;
•	cash generated from operating activities, including net investment income from our investment portfolio, and fee income generated by our commercial real estate platform;
•	proceeds from the sales of assets, including property sales and proceeds we receive as a result of the IRT stock repurchase and the IRT management internalization transactions;
•	proceeds from future borrowings, including our CMBS facilities and loan participations;
•	proceeds from alternative sources of financing, such as joint ventures or sales of our retained interests in securitizations we sponsor; and
•	proceeds from future offerings of our securities, including those through our DRSPP and ATM programs.

In the quarter ended September 30, 2016, we redeemed the current aggregate principal balance outstanding of the investment grade senior notes issued by RAIT FL2 in accordance with their terms. Also, we continue to monitor market conditions to make opportunistic repurchases on the open market from time to time of our outstanding recourse indebtedness.  In this regard, we repurchased $19.5 million aggregate principal amount of our outstanding debt for an aggregate purchase price of $17.3 million during the nine months ended September 30, 2016.  We also redeemed $33.2 million of our recourse indebtedness during the nine months ended September 30, 2016.

During the fourth quarter of 2016, we expect to generate approximately $85.3 million of cash from property sales, the IRT stock repurchase and the IRT management internalization transactions.

Cash Flows

As of September 30, 2016 and 2015, we maintained cash and cash equivalents of approximately $36.0 million and $92.7 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Nine Months Ended September 30,
	2016	2015
Cash flow from operating activities	$98,998	$59,781
Cash flow from investing activities	357,923	(296,352)
Cash flow from financing activities	(517,388)	207,497
Net change in cash and cash equivalents	(60,467)	(29,074)
Net change in cash and cash equivalents from discontinuing operations	8,905	(2,181)
Cash and cash equivalents at beginning of period	87,581	106,963
Cash and cash equivalents at end of period	$36,019	$75,708

Cash flow from operating activities for the nine months ended September 30, 2016, as compared to the same period in 2015, increased $39.2 million primarily due to the timing of payments for various accounts payable, accrued expenses and other liabilities, and a decrease in accrued interest receivable that related to the payoff of loans whose accrual of interest accrual terms differed from their current payment terms.  The remaining increase in cash flow from operating activities was primarily related to IRT’s growth in its real estate investments.

The cash inflow for investing activities for the nine months ended September 30, 2016 was substantially due to proceeds from property dispositions of $212.6 million as well as loan repayments of $308.3 million outpacing new investments in loans of $82.4 million.  The cash outflow for investing activities for the nine months ended September 30, 2015 was substantially due to new investments in loans of $362.3 million which exceeded loan repayments of $169.6 million and IRT’s acquisition of TSRE of $137.1 million.

The cash outflow from our financing activities during the nine months ended September 30, 2016 was primarily due to repayments and repurchases of indebtedness of $763.1 million and distributions to shareholders and noncontrolling interests of $70.8 million exceeding proceeds from the issuance of indebtedness of $246.8 million.  The cash inflow from our financing activities during the nine months ended September 30, 2015 was primarily due to proceeds from debt issuance of $670.0 million exceeding repayments of indebtedness of $502.8 million and distributions to shareholders and noncontrolling interests of $79.3 million.

As a REIT, we evaluate our dividend coverage based on our cash flow from operating activities, excluding acquisition and integration expenses, the origination and sale of conduit loans, and changes in assets and liabilities. During the nine months ended September 30, 2016, we paid distributions to our preferred shareholders, common shareholders, and non-controlling interests of $70.8 million and generated cash flows from operating activities, before acquisition expenses, origination and sale of conduit loans, and changes in assets and liabilities of $71.6 million.

Capitalization

Refer to Note 5: Indebtedness, Note 9: Series D Preferred Shares, and Note 10: Shareholders’ Equity in the Notes to Consolidated Financial Statements, for information regarding our capitalization.

Off-Balance Sheet Arrangements and Commitments

There have been no material changes in off-balance sheet arrangements or commitments during the nine months ended September 30, 2016 from the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

There have been no material changes in quantitative and qualitative market risks during the nine months ended September 30, 2016 from the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting or in other factors during the quarter ended September 30, 2016, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

There have not been any material changes from the risk factors previously disclosed in Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 except as noted below.

We cannot assure you that we will be able to complete the IRT Management Internalization, which could materially adversely affect our business, financial condition and results of operations.

We cannot assure you that we will be able to close on the IRT management internalization pursuant to the IRT management internalization agreement. The IRT management internalization is subject to the satisfaction of closing conditions, including obtaining third party consents. There can be no guarantee that any of these closing conditions will be satisfied and the transactions consummated. Failure to complete the transactions could materially adversely delay our strategy of simplifying our business and focus on our core strategy, commercial real estate lending, and adversely affect our liquidity because we would not receive the expected proceeds of the IRT management internalization. These consequences could materially adversely affect our business, financial condition and results of operations.

If the IRT management internalization occurs, we expect to make substantial changes to our management and incur significant expenses related thereto which could materially adversely affect our business, financial condition and results of operations.

The IRT management internalization contemplates the following changes to our management: Scott F. Schaeffer is expected to resign as our CEO. Scott L. N. Davidson, currently RAIT’s President, is expected to be elevated to the office of our CEO. James J. Sebra, our CFO, is expected to resign from such position upon the later to occur of March 31, 2017 or the filing of RAIT’s Form 10-K for the fiscal year ending December 31, 2016 with the SEC. We may not successfully implement these changes, which would adversely affect RAIT’s performance and stock price. Our stock price may be adversely affected by market uncertainty concerning our management transition. We may incur substantial severance and recruitment costs. We will be required to provide and receive services under a shared services agreement with IRT and may be adversely affected if we do not provide or receive services at the levels required. Our general and administrative expenses after the IRT management internalization could be higher than our current expectations. Any of these foregoing risks could materially adversely affect our business, financial condition and results of operations.

We expect the IRT management internalization and IRT Stock Repurchase to have significant impact on our GAAP and Non-GAAP financial measures and operating metrics which may materially adversely affect our business, financial condition and results of operations.

If the IRT management internalization occurs, we expect it to have a significant impact on our GAAP and Non-GAAP financial measures and operating metrics. We deconsolidated IRT in connection with the IRT stock repurchase. This resulted in removing the contribution of IRT to our operating results which have historically been disclosed in the IRT segment disclosure in our financial statements and significantly reduce our assets and liabilities consolidated from IRT which have historically been disclosed in the supplemental information packages we furnish to the SEC with our earnings releases. We expect our leverage to increase from historical levels because IRT’s historical leverage was lower than RAIT’s and the net effect on RAIT may not be offset entirely by debt repayments RAIT made from the proceeds of the IRT stock repurchase. Our cash available for distribution, or CAD, may be reduced from historic levels by the amount of IRT’s contribution to CAD. We expect our assets under management to be significantly reduced by IRT’s assets and the value of RAIT’s multifamily properties managed by the property management business transferred to IRT in the IRT management internalization.

We may not manage the IRT management internalization effectively or realize its anticipated benefits.

We intend for the IRT management internalization to be part of our long term strategy of focusing on our core strategy of commercial real estate lending and reallocating capital to the higher yielding lending business and reducing leverage. We may not be able to identify suitable investments for a period of time which may reduce our operating performance. We may not manage the IRT management internalization effectively. The IRT management internalization could be a time-consuming and costly process. Following the IRT management internalization, we expect to be reliant on IRT for certain transitional services such as CFO and identified legal services for a period of time after the closing. If we are unable to internalize or find other providers for these services within a reasonable time period, we may not achieve all of the expected benefits of the IRT management internalization. The failure to manage the IRT management internalization effectively, including failure to smoothly transition services or retain employees, could result in the anticipated benefits of the IRT management internalization not being realized in the timeframe currently anticipated or at all or may require incurring higher expenses than we currently anticipate.

The IRT management internalization was negotiated between a special committee of the board of trustees comprised solely of independent trustees, or the special committee, and a special committee of the IRT board of directors comprised solely of independent directors, or the IRT special committee, to address potential conflicts of interest among executive officers shared by RAIT and IRT.

The IRT management internalization was negotiated by the special committee on behalf of RAIT with the IRT special committee on behalf of IRT in order for RAIT and IRT to address potential conflicts of interest among executive officers shared by RAIT and IRT, including the following: (i) Mr. Schaeffer’s service as CEO of both RAIT and IRT and as chairman of the board of the board of trustees and as chairman of the IRT board of directors; and (ii) Mr. Sebra’s service as CFO and treasurer of both RAIT and IRT. As a result, the affiliated officers may have had different interests than we do with respect to the IRT management internalization and the future conduct of the businesses of the companies. While the special committee was responsible for negotiating on behalf of RAIT to address potential conflicts of interest related to the IRT management internalization, including those of the affiliated officers, these potential conflicts would not exist in the case of a transaction negotiated with unaffiliated third parties.

The representations, warranties, covenants and indemnities in the IRT internalization agreement and related agreements are subject to limitations and qualifiers, which may limit our ability to enforce any remedy under these agreements.

The representations, warranties, covenants and indemnities in the IRT internalization agreement, the related shared services agreement and other agreements related to the IRT management internalization are subject to limitations and qualifiers, which may limit our ability to enforce any remedy under these agreements.  These include, without limitation, limitations on liability and materiality qualifiers on certain representations and covenants.

Actions of activist shareholders with respect to RAIT could be disruptive and potentially costly and the possibility that activist shareholders may contest, or seek changes that conflict with, our strategic direction could cause uncertainty about the strategic direction of our business.

Activist shareholders may from time to time attempt to effect changes in our strategic direction and, in furtherance thereof, may seek changes in how RAIT is governed.  While our Board of Trustees and management team strive to maintain constructive, ongoing communications with all of RAIT’s shareholders, including activist shareholders, and welcomes their views and opinions with the goal of working together constructively to enhance value for all shareholders, activist campaigns that contest, or conflict with, our strategic direction could have an adverse effect on us because: (i) responding to actions by activist shareholders can disrupt our operations, be costly and time-consuming, and divert the attention of our Board and senior management from the pursuit of business strategies, which could adversely affect our results of operations and financial condition; (ii) perceived uncertainties as to our future direction may lead to the perception of a change in the direction of the business, instability or lack of continuity which may be exploited by our competitors, cause concern to our current or potential customers, may result in the loss of potential business opportunities and make it more difficult to attract and retain qualified personnel and business partners; and (iii) these types of actions could cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

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

RAIT FINANCIAL TRUST (Registrant)

Date: November 9, 2016	By:	/s/ Scott F. Schaeffer
Scott F. Schaeffer, Chief Executive Officer
(On behalf of the registrant and as its Principal Executive Officer)

Date: November 9, 2016	By:	/s/ James J. Sebra
James J. Sebra, Chief Financial Officer and Treasurer
(On behalf of the registrant and as its Principal Financial Officer)

Date: November 9, 2016	By:	/s/ Alfred J. Dilmore
Alfred J. Dilmore, Chief Accounting Officer
(On behalf of the registrant and as its Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Documents

3.1.1	Amended and Restated Declaration of Trust of RAIT Financial Trust (“RAIT”). Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-35077).

3.1.2	Articles of Amendment to Amended and Restated Declaration of Trust of RAIT. Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-53067).

3.1.3	Articles of Amendment to Amended and Restated Declaration of Trust of RAIT. Incorporated by reference to RAIT’s Registration Statement on Form S-2 (Registration No. 333-55518).

3.1.4	Certificate of Correction to the Amended and Restated Declaration of Trust of RAIT. Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended March 31, 2002 (File No. 1-14760).

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

10.3

RAIT 2016 Annual Incentive Compensation Plan Form of Target Cash Bonus Award Grant Agreement adopted under the RAIT 2012 Incentive Award Plan (“IAP”). Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended June 30, 2016 (File No. 1-14760).

10.4

RAIT 2016 Long Term Incentive Plan Form of Performance Share Unit Award Grant Agreement adopted under the IAP. Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended June 30, 2016 (File No. 1-14760).

10.5

Amendment 2016-1 to RAIT 2015 Long Term Incentive Plan Form of Performance Share Unit Award Grant Agreement adopted under the IAP. Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended June 30, 2016 (File No. 1-14760).

10.6

Share Award Grant Agreement dated as of May 23, 2016 from RAIT Financial Trust to Scott L.N. Davidson under the terms of the RAIT Financial Trust 2012 Incentive Award Plan.  Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on May 25, 2016.

10.7

Second Amendment dated as of July 28, 2016 among RAIT CMBS Conduit I, LLC (“Seller I”) and RAIT CRE Conduit III, LLC (“Seller III”), RAIT Financial Trust (to reaffirm its guaranty of the Citi MRA (defined below)) and Citibank, N.A. (“Citibank”) to the Amended and Restated Master Repurchase Agreement, dated as of July 28, 2014 among Seller I, Seller III and Citibank (the “Citi MRA”).  Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on July 29, 2016

10.8

Securities and Asset Purchase Agreement among RAIT Financial Trust, Jupiter Communities, LLC, RAIT TRS, LLC, the RAIT selling stockholders named therein, IRT and IROP dated September 27, 2016.  Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on September 27, 2016.

10.9

Binding Memorandum of Understanding, dated September 26, 2016, by and between RAIT Financial Trust and Scott F. Schaeffer. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on September 27, 2016.

10.10

Binding Memorandum of Understanding, dated September 26, 2016, by and between RAIT Financial Trust and Scott L.N. Davidson.  Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on September 27, 2016.

10.11

Binding Memorandum of Understanding, dated September 26, 2016, by and between RAIT Financial Trust and

James J. Sebra.     Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on September 27, 2016.

Exhibit Number	Description of Documents

10.12

Assignment and Amendment No. 6 to Master Repurchase Agreement and Assignment and Amendment No. 4 to Pricing Letter, dated October 20, 2016 among RAIT CRE Conduit II, LLC, as seller, UBS Real Estate Securities Inc., as assignor, UBS AG, as assignee, and RAIT Financial Trust, as guarantor. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 24, 2016.

10.13

Assignment and Reaffirmation of Guaranty, dated October 20, 2016 among UBS Real Estate Securities Inc., as assignor, UBS AG, as assignee, and RAIT Financial Trust, as guarantor.  Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 24, 2016.

10.14	Employment Agreement dated November 1, 2016 between RAIT Financial Trust and Scott L.N. Davidson. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on November 7, 2016.

12.1	Statements regarding computation of ratios as of September 30, 2016, filed herewith.

31.1	Rule 13a-14(a) Certification by the Chief Executive Officer of RAIT, filed herewith.

31.2	Rule 13a-14(a) Certification by the Chief Financial Officer of RAIT, filed herewith.

32.1	Section 1350 Certification by the Chief Executive Officer of RAIT, filed herewith.

32.2	Section 1350 Certification by the Chief Financial Officer of RAIT, filed herewith.

99.1	Material U.S. Federal Income Tax Considerations. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on July 29, 2016.

101

Pursuant to Rule 405 of Regulation S-T, the following financial information from RAIT’s Quarterly Report on Form 10-Q for the period ended September 30, 2016 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015; (ii) Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and 2015; (iv) Consolidated Statement of Changes in Equity for the nine months ended September 30, 2016; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015; and (vi) Notes to Unaudited Consolidated Financial Statements, filed herewith.