Form 10-K
period 2016-12-31
RAIT Financial Trust
filed 2017-03-13
CIK 1045425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 1-14760

RAIT FINANCIAL TRUST

(Exact name of registrant as specified in its charter)

Maryland	23-2919819
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
Two Logan Square, 100 N. 18th Street, 23rd Floor Philadelphia, PA	19103
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (215) 207-2100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares of Beneficial Interest	New York Stock Exchange
7.75% Series A Cumulative Redeemable
Preferred Shares of Beneficial Interest	New York Stock Exchange
8.375% Series B Cumulative Redeemable
Preferred Shares of Beneficial Interest	New York Stock Exchange
8.875% Series C Cumulative Redeemable
Preferred Shares of Beneficial Interest	New York Stock Exchange
7.625% Senior Notes Due 2024	New York Stock Exchange
7.125% Senior Notes Due 2019	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of the common shares of the registrant held by non-affiliates of the registrant, based upon the closing price of such shares on June 30, 2016 of $3.13, was approximately $283,962,915.

As of March 7, 2017, 92,465,095 common shares of beneficial interest, par value $0.03 per share, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for registrant’s 2017 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

FORWARD LOOKING STATEMENTS

The Securities and Exchange Commission, or SEC, encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report contains or incorporates by reference such “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.

Words such as “anticipates,” “assumes,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial results and performance identify forward-looking statements. Unless we have indicated otherwise, or the context otherwise requires, references in this report to “RAIT,” “we,” “us,” and “our” or similar terms, are to RAIT Financial Trust and its subsidiaries.

We claim the protection of the safe harbor for forward-looking statements provided in the Private Securities Litigation Reform Act of 1995 for these statements. These statements may be made directly in this report and they may also be incorporated by reference in this report to other documents filed with the SEC, and include, but are not limited to, statements about future financial and operating results and performance, statements about our plans, objectives, expectations and intentions with respect to future operations, products and services, and other statements that are not historical facts. These forward-looking statements are based upon the current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and generally beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Actual results may differ materially from the anticipated results discussed in these forward-looking statements.

RAIT’s forward-looking statements include, but are not limited to, statements regarding RAIT’s plans and initiatives to (i) simplify its business model, (ii) focus originations on high credit quality, first lien loans, (iii) adopt a direct loan origination model that facilitates improved credit and long-term borrower relationships, (iv) streamline lending strategy to focus on RAIT’s core competencies, (v) opportunistically divest and maximize the value of RAIT’s legacy REO portfolio and remaining property management operations and, ultimately, minimize REO holdings, (vi) significantly reduce RAIT’s total expense base, (vii) reinvest capital into what RAIT believes is a higher yielding lending business, (viii) achieve RAIT’s asset mix targets, (ix) sell non-core commercial real estate, or CRE, and lower asset management costs, (x) minimize the issuance of mezzanine debt and preferred equity, (xi) optimize the level of working capital on the balance sheet, (xii) achieve our financial targets, (xiii) achieve our capital structure targets, (xiv) reduce reliance on the issuances of corporate debt and/or preferred stock, (xv) reduce leverage, including preferred stock, as a percentage of total assets, (xvi) reduce legacy CDOs as a percentage of total secured indebtedness, (xvii) achieve our targeted dividend payout ratio,  (xviii) achieve significant annual expense savings in connection with the Independence Realty Trust, Inc., or IRT, management internalization, including the sale of our multifamily property management business, (xix) exit the commercial property business, and (xx) enhance our long-term prospects and create value for our shareholders.

Risks, uncertainties and contingencies that may affect the results expressed or implied by RAIT’s forward-looking statements  include, but are not limited to: (i) whether RAIT will be able to continue to implement its strategy to transition RAIT to a more lending focused, simpler, and cost-efficient business model and to deleverage and to generate enhanced returns for its shareholders; (ii) whether RAIT will be able to continue to opportunistically divest and maximize the value of RAIT’s legacy REO portfolio, existing property management operations and the majority of RAIT’s non-lending assets; (iii) whether anticipated cost savings from the IRT management internalization will be achieved; (iv) whether the divestiture of RAIT’s CRE portfolio will lead to lower asset management costs and lower expenses; (v) whether RAIT will be able to reduce compensation and G&A expenses and indebtedness; (vi) whether RAIT’s new leadership will be able to take actions that lead to enhanced value for shareholders; (vii) whether RAIT will be able to create sustainable earnings and grow book value; (viii) whether RAIT will be able to redeploy capital from non-lending related asset sales; (ix) whether RAIT will be able to increase loan origination levels; (x) whether the disposition of non-core assets, reductions in debt levels and expected loan repayments will impact RAIT’s Cash Available for Distribution (CAD); (xi) whether RAIT will continue to pay dividends and the amount of such dividends; (xii) whether RAIT will be able to organically increase reliance on match-funded asset-level debt; (xiii) overall conditions in commercial real estate and the economy generally; (xiv) whether market conditions will enable RAIT to continue to implement our capital recycling and debt reduction plan involving selling properties and repurchasing or paying down our debt; (xv) whether we will be able to originate sufficient bridge loans; (xvi) whether the timing and amount of investments, repayments, any capital raised and our use of leverage will vary from those underlying our assumptions; (xvii) changes in the expected yield of our investments; (xviii) changes in financial markets and interest rates, or to the business or financial condition of RAIT; (xix) whether RAIT will be able to originate loans in the amounts assumed; (xx) whether RAIT will generate any CMBS gain on sale profits; (xxi) whether the amount of loan repayments will be at the level assumed; (xxii) whether our management changes will be successfully implemented; (xxiii) whether RAIT will be able to dispose of its industrial portfolio or sell other properties; (xxiv) the availability of financing and capital, including through the capital and securitization markets; (xxv) risks, disruption, costs and uncertainty caused by or related to the actions of activist shareholders, including that if individuals are elected to our Board with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create value for our shareholders, and perceived uncertainties as to our future direction as a result of potential changes to the composition of our Board may lead to the perception of a change in the direction of our business, instability or a lack of continuity which may be exploited by our competitors, cause concern to our current or potential customers, and may result in the loss of potential business opportunities and make it more difficult to attract and retain qualified personnel and business partners; and (xxvi) other factors described in this report and RAIT’s other filings with the SEC.

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

Our Company

We are an internally-managed Maryland real estate investment trust, or REIT, focused on providing commercial real estate financing throughout the United States. As explained below, we plan to continue to opportunistically divest our non-lending businesses and assets, however, presently, we also own and manage a portfolio of commercial real estate properties and manage real estate assets for third parties. We were formed in August 1997 and commenced operations in January 1998.

Business Strategy

During 2016, we began a strategic transition to concentrate primarily on our commercial real estate, or CRE, lending business.  This is a strategic transition to a more cost efficient, lower leveraged and focused business model from being a multi-strategy REIT which also owned and managed CRE assets throughout the United States and managed our interest in IRT.  Our transition is ongoing as we plan to continue to divest non-lending related businesses and assets as we did with the sale of our investment in IRT described below.  We believe that as we fully implement our strategy we will be able to enhance shareholder value by delivering stable and repeatable risk-adjusted returns. We plan to do that with a significantly lower expense base that matches our lending focused strategy with an appropriate capital structure and lower levels of debt.

In connection with executing RAIT’s strategy and transformation initiative, we have identified several key priorities designed to differentiate RAIT, improve RAIT’s margins and enhance shareholder value over time. Our transformational strategy is focused on the following priorities:

•	Concentrating RAIT’s business on our core middle-market CRE lending business;

•	Opportunistically divesting and maximizing the value of RAIT’s legacy owned real estate, or REO, portfolio and ultimately minimize our REO holdings;

•	Opportunistically divesting and maximizing the value of RAIT’s commercial property management business, including our Urban Retail property management business;

•	Optimizing RAIT’s capital structure and decreasing our outstanding indebtedness;

•	Reducing RAIT’s total expense base; and

•	Reallocating RAIT’s capital and cash proceeds from divesting our non-core assets into growing our core middle-market commercial real estate lending activities.

2016 Developments

Strategic Accomplishments

Key accomplishments in 2016 towards implementing our strategic transition include the following events:

•	Sale of Our Investment in IRT and Our Multifamily Property Management Business
o	RAIT sold the external advisor of IRT and RAIT’s multifamily property management business to IRT for $43.0 million in aggregate gross proceeds.
o	RAIT sold its IRT stock ownership position to IRT, generating $62.2 million in aggregate gross proceeds.
o	RAIT deconsolidated IRT from its financial statements.
o	See “IRT Management Internalization” below for additional disclosure about these transactions.

•	Property Sales
o	RAIT sold 18 properties which generated aggregate gross proceeds of $337.9 million.
o	After repayment of debt, RAIT received aggregate net proceeds of approximately $35 million.
o	See “REO Portfolio” below for additional disclosure about our REO portfolio.

•	Reductions in Compensation & General and Administrative, or G&A, Expenses
o

RAIT’s compensation and G&A expenses were $49.0 million for the year ended December 31, 2015 ($18.9 million of which was related to discontinued operations and Urban Retail) and would have been $56.2 million for the year ended December 31, 2016 ($24.5 million of which was related to discontinued operations and Urban Retail).  As a result of 2016 strategic initiatives, RAIT’s compensation and G&A expenses declined to $31.7 million for the year ended December 31, 2016.

o	Reduced our number of employees by approximately 460 employees, from approximately 700 employees to 240 employees.

•	Debt Reductions
o

RAIT’s indebtedness, based on principal amount, declined by $664.6 million, or 27.1%, during the year ended December 31, 2016.  Total recourse debt, excluding RAIT’s secured warehouse facilities, declined by $56.7 million, or 13.6%, during the year ended December 31, 2016.

•	Changes in Company Leadership and Board
o

RAIT announced a new Board leadership structure and executive management changes to oversee and execute RAIT’s strategy and its transition to a more streamlined lending-focused, cost efficient and lower leveraged business model.

o	On October 24, 2016, RAIT announced that Michael J. Malter, who joined RAIT’s Board in November 2015, was elected by the Board to serve as its Independent Chairman.
o	Effective December 20, 2016, Scott Davidson, RAIT’s President and the former head of its lending business, was named RAIT’s Chief Executive Officer and, concurrently, was appointed to the Board.
o

On February 15, 2017, RAIT announced that Thomas D. Wren, a former banking executive and federal banking regulator, had joined the Board as a new independent trustee with substantial financial, regulatory, capital markets and mortgage REIT expertise, the third new Trustee to join RAIT’s nine-person Board since November 2015.

o

On February 21, 2017, RAIT announced that Paul W. Kopsky, Jr., an accomplished executive with extensive financial and operational leadership expertise across a diverse range of industries, was named to succeed James J. Sebra as RAIT’s Chief Financial Officer and Treasurer.

2016 Business Developments and Financial Results

During 2016, we began to implement our strategy to focus on our core CRE lending business line.  We also managed our own REO portfolio, managed third-party properties and assets and, prior to the IRT management internalization described below, owned the external advisor of IRT, a REIT which owns a portfolio of multifamily properties, and approximately 15.5% of the outstanding IRT common stock.  These business lines, business developments and our investment portfolio resulting from these business lines are described below.  During 2016, we generated GAAP net income (loss) allocable to common shares of $(9.8) million, or $(0.11) per common share-diluted, as compared to $7.2 million, or $0.08 per common share-diluted, during 2015.  During 2016, our cash available for distribution, or CAD, decreased to $40.6 million, or $0.45 per common share from $66.1 million, or $0.77 per common share for 2015.  CAD is a non-GAAP financial measure.  For management’s respective definitions and discussion of the usefulness of CAD to investors, analysts and management and a reconciliation of our reported net income (loss) to our CAD, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Non-GAAP Financial Measures.”

CRE Lending

The core of our business is a full service CRE lending platform focused on first lien loans. We have a disciplined origination model centered on managing credit risk.  Our staff of experienced professionals gives us in-house origination, underwriting and credit capabilities with long standing relationships nationwide.  We offer customized lending solutions to meet borrower needs and internal credit goals.  We have extensive experience with fast-moving, complex transactions and have a reputation to deliver speed and certainty of closing the loans we undertake.  We offer tailored middle-market financing solutions and a full complement of lending products for stabilized and light transition CRE.  We have robust credit capabilities with a full service underwriting team with a disciplined process providing an independent credit review from our originators to enhance our ability to maintain consistent credit quality.

We may also offer mezzanine loans and preferred equity interests in limited circumstances to support first lien loans.  These represent a small part of our CRE loan portfolio and we expect to continue to limit our origination of mezzanine loans and preferred equity interests.  Our mezzanine loans are subordinate in repayment priority to a senior mortgage loan or loans on a property and are typically secured by pledges of ownership interests, in whole or in part, in the entities that own the real property. We may structure our mezzanine loans so that we receive a stated fixed or variable interest rate on the loan. We generate a return on our preferred equity investments primarily through distributions to us at a fixed rate and, in some instances, the payment of distributions may be subject to there being sufficient net cash flow from the underlying real estate. We use this investment structure as an alternative to a mezzanine loan where the financial needs and tax situation of the borrower, the terms of senior financing secured by the underlying real estate or other circumstances necessitate holding preferred equity.  Our CRE loans are in most cases non-recourse or limited recourse loans secured by commercial real estate assets or real estate entities. This means that we look primarily to the assets securing the loan for repayment, subject to certain standard exceptions. Where possible, we seek to maintain direct lending relationships with borrowers, as opposed to investing in loans controlled by third-party lenders.  We expect our origination of conduit loans to generate fee income for us when we sell the conduit loans to CMBS securitizations. We expect to retain the balance of the assets in this portfolio to generate interest income for us.

We rely on diverse sources of funding for our CRE lending business.  We are a market leader in floating rate securitization programs and have access to multiple sources of funding including senior debt, convertible securities, preferred securities and common securities.  Our strategy involves using multiple sources of short-term financing to originate assets including warehouse facilities, repurchase agreements and bank conduit facilities.  Our ultimate goal is to finance these investments on a long-term, non-recourse, match-funded basis or to sell these assets into CMBS securitizations. Match funding enables us to match the interest rates and maturities of our assets with the interest rates and maturities of our financing, thereby reducing interest rate risk and funding risks in financing our portfolio on a long-term basis.

Since 2013, we have sold conduit loans to unaffiliated CMBS securitizations for fee income and have sold bridge loans to securitizations we have sponsored and consolidated, and for which we act as servicer and special servicer.  During 2016, we sold approximately $35.2 million of conduit loans to unaffiliated CMBS securitizations which generated fee income of $0.2 million.   On November 30, 2016, we closed our sixth non-recourse, floating rate CMBS securitization.  The transaction involved the sale, by a RAIT subsidiary, of investment grade notes totaling approximately $216.7 million with a weighted average cost of LIBOR plus 2.03%, which provided an advance rate to the RAIT subsidiary of approximately 84.0%.  As of December 31, 2016, RAIT affiliates retained all of the below investment grade and unrated subordinated interests from the securitization totaling approximately $41.3 million.  In January of 2017, we contributed all $41.3 million of these interests to a venture, in which we retained a 60% interest, and received $16.9 million of proceeds as a result of the contribution.  As of December 31, 2016, we financed a majority of our consolidated investments in CRE loans through four of these floating rate CMBS securitizations and two other loan securitizations, RAIT CRE CDO I, Ltd., or RAIT I, and RAIT Preferred Funding II, Ltd., or RAIT II.  In the third quarter of 2016, we exercised our rights to unwind one of our floating rate CMBS securitizations and repaid all the notes. We sponsored RAIT I and RAIT II in 2006 and 2007, respectively, and refer to them as our legacy CDOs. We characterize the notes issued by these CMBS securitizations as non-recourse debt to us because the noteholders generally must look to the loans collateralizing their notes for repayment. We serve as the servicer, special servicer and collateral manager for RAIT I and RAIT II. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Securitization Summary” for more information about our use of CMBS financing.

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

We originated $156.8 million of loans during the year ended December 31, 2016 consisting of $143.0 million of floating-rate bridge loans and $13.8 million of fixed-rate conduit loans.  CRE loan repayments were $425.0 million for the year ended December 31, 2016.  The tables below describe certain characteristics of our commercial mortgage loans, mezzanine loans and preferred equity interests as of December 31, 2016 (dollars in thousands):

	Book Value	Weighted- Average Coupon	Range of Maturities	Number of Loans
Commercial Real Estate (CRE)
Commercial mortgage loans	$1,161,381	5.8%	Jan. 2017 - Dec. 2025	94
Mezzanine loans	89,856	9.9%	Feb. 2017 - Jun. 2027	23
Preferred equity interests	42,829	8.2%	Jan. 2017 - Jan. 2029	17
Total CRE	$1,294,066	6.1%		134

Certain of our commercial mortgage loans, mezzanine loans and preferred equity interests provide for the accrual of interest at specified rates which differ from current payment terms.  We refer to these loans as cash flow loans, the vast majority of which were originated prior to 2011.  Although a cash flow loan accrues interest at a stated rate, pursuant to forbearance or other agreements, the borrower is only required to pay interest each month at a minimum rate plus additional interest up to the stated rate to the extent of all cash flow from the property underlying the loan after the payment of property operating expenses.  Please see Part II, Item 8, “Financial Statements and Supplementary Data—Note 2: Summary of Significant Accounting Policies—Revenue Recognition” for further information on these loans.  As of December 31, 2016, we held investments we characterized as cash flow loans, with a recorded investment (including accrued interest) of $185.7 million comprised of preferred equity interests totaling $49.5 million, bridge loans totaling $100.6 million and mezzanine loans totaling $35.6 million.  Of these cash flow loans, $175.2 million were originated prior to 2011 and $10.5 million were originated in 2013.

As of December 31, 2016, our nonaccrual loans total $121.0 million and represent seven loans originated prior to 2008.  We remain focused on working with our borrowers on these loans to either sell or refinance the underlying properties as expeditiously as possible.  In January of 2017, a property that was part of a portfolio collateralizing one of these loans was sold and the proceeds from the sale were used to repay the allocated unpaid principal balance for this property of $3.5 million with the excess proceeds being applied to the remainder of the loan.  Also in January of 2017, a property collateralizing a $2.5 million nonaccrual loan was refinanced with another lender.  As of December 31, 2016, we maintained a loan loss of reserve of $12.4 million, representing approximately10% of our nonaccrual loans.

We finance our consolidated CRE loans on a long-term basis through securitizations. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Securitization Summary” for more information about our securitizations.

The charts below describe the property types and the geographic breakdown of our commercial mortgage loans, mezzanine loans and preferred equity interests as of December 31, 2016:

(a)	Based on carry amount.

REO properties

As described above, we continue to execute on our strategy of opportunistically divesting, while maximizing the value of our legacy REO portfolio and ultimately minimizing our REO holdings over time.  During 2016, we sold 18 properties for $337.9 million which generated a $53.3 million GAAP gain.   The proceeds from the sales were used to reduce debt, and the sales generated $35.0 million of net proceeds to us.  We are expecting to dispose of additional REO properties with an aggregate book value as of December 31, 2016 of approximately $540.0 million during 2017.  As of December 31, 2016, our real estate portfolio had an aggregate book value of $854.6 million, comprised of $328.0 million of office properties, $147.2 million of multifamily properties, $152.6 million of retail properties, $93.4 million of industrial properties, $81.1 million of properties in redevelopment and $52.3 million of land.  We reported an $11.1 million asset impairment for the quarter ended December 31, 2016 related to six properties we expect to sell. The IRT management internalization described below resulted in our deconsolidation of a substantial portion of our investments in real estate during 2016.  We have financed our portfolio of investments in commercial real estate through secured mortgages held by either third-party lenders or our commercial real estate securitizations.

The table below describes certain characteristics of our REO Portfolio as of December 31, 2016 (dollars in thousands, except average effective rent):

					Average Effective Rent (a)
	Investments in Real Estate	Average Physical Occupancy	Units/ Square Feet/ Acres	Number of Properties	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Multifamily real estate properties (b)	$147,201	93.2%	1,703	6	$856	$816
Office real estate properties (c)	328,029	78.3%	2,253,564	14	$19.85	19.56
Industrial real estate properties (c)	93,423	76.6%	1,840,577	12	$3.31	3.71
Retail real estate properties (c)	152,629	73.2%	1,493,073	6	$14.11	14.91
Redevelopment real estate properties (c)	81,130	42.4%	1,206,514	2	$17.92	9.18
Parcels of land	52,234	N/A	13.7	7	N/A	N/A
Total	$854,646	—		47

(a)	Based on properties owned as of December 31, 2016.
(b)	Average effective rent is rent per unit per month and average physical occupancy is the daily average occupied units.
(c)	Average effective rent is rent per square foot per year and average physical occupancy is the monthly average occupied square feet.

The charts below describe the property types and the geographic breakdown of our investments in real estate as of December 31, 2016:

(a)	Based on carrying amount.

IRT and IRT Management Internalization

At the beginning of 2016, we externally advised and consolidated IRT and owned approximately 15.5% of IRT’s outstanding common stock.  During the year ended December 31, 2016, IRT sold three of its real estate properties generating gains on these sales aggregating to $32.3 million.  As part of our strategy to focus on CRE lending described above, we entered into a securities and asset purchase agreement, or the IRT internalization agreement, with IRT on September 27, 2016, pursuant to which IRT completed a management internalization and separation from us as we sold our interest in IRT.  The IRT internalization agreement required IRT to repurchase all of our holdings of IRT common stock.  On October 5, 2016, IRT paid us approximately $62.2 million of the proceeds from an underwritten offering of IRT common stock, or the IRT October 2016 offering, to repurchase the 7,269,719 shares of IRT’s common stock from our subsidiaries at a purchase price of $8.55 per share.  This purchase price was equal to the price to the public in the IRT October 2016 offering less underwriting discounts or commissions.  As a result of the IRT stock repurchase, we determined that we were no longer the primary beneficiary of IRT, and as a result, RAIT deconsolidated IRT as of October 5, 2016.  Prior to the IRT internalization agreement, we identified IRT as one of our business segments.  The IRT management internalization contemplated by the IRT internalization agreement was completed on December 20, 2016 and consisted of two parts:

•	An IRT affiliate purchased Independence Realty Advisors, LLC, or the IRT advisor, which was our subsidiary and IRT’s external advisor, and

•

An IRT affiliate purchased identified assets and assumed identified liabilities relating to our multifamily property management business which we refer to as RAIT Residential, including property management contracts relating to apartment properties owned by ourselves, IRT, and third parties.

The purchase price paid by IRT for the IRT management internalization was $43.0 million.

On September 17, 2015, IRT completed its acquisition of Trade Street Residential, Inc., or TSRE. In the TSRE acquisition, IRT paid approximately $139.8 million in cash and issued approximately 15.1 million shares of IRT common stock as consideration.

Immediately prior to the TSRE acquisition, the sole third party holder of common units issued by the operating partnership of TSRE, or TSR OP, contributed all of its TSR OP units to IRT’s operating partnership, or IROP, in exchange for approximately 1.9 million common units, or IROP units, issued by IROP. On defined terms and conditions, IROP units are exchangeable for the equivalent number of shares of IRT common stock or the equivalent in cash, at IRT’s option.  During the year ended December 31, 2015, IRT recognized a $64.6 million gain from a bargain purchase on the TSRE acquisition and incurred $27.5 million of financing extinguishment and employee separation expenses in connection with the TSRE acquisition.  Also, during the year ended December 31, 2015, IRT incurred $13.2 million of acquisition and integration expenses, most of which related to the TSRE acquisition.

Asset Management and Loan Servicing

We manage a portfolio of real estate related assets. As of December 31, 2016, we had $3.6 billion of assets under management, or AUM. AUM are comprised primarily of our consolidated assets and assets of third parties to which we provide property management services. We serve as collateral manager or servicer and special servicer to the securitizations we consolidate. As described above, as a result of the IRT management internalization, we sold our multifamily property management business and our subsidiary serving as IRT’s external adviser to IRT and deconsolidated IRT’s assets, which contributed to the reduction of our AUM by $1.4 billion during 2016.  Our subsidiary, Urban Retail Properties, LLC, or Urban Retail, provides property management services to office and retail properties. We intend to divest Urban Retail during 2017 as part of our strategy to focus on CRE lending.  When Urban Retail is divested, we expect that approximately $10.0 million per year would be removed from both our revenues and our expenses, our employee headcount would be reduced by nearly 200, and our AUM would be reduced by approximately $1.4 billion.  See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Assets Under Management” below.

Targeted Capital Structure Strategy

We have set a number of capital structure targets and key financial targets in implementing our transformational strategy described above which we expect will reconfigure our balance sheet and affect our sources of working capital.  A key element involves selling non-core CRE assets and reallocating our capital into and growing our core CRE lending activities.  We plan to increase our reliance on match-funded asset-level debt to finance our investments.  We plan to reduce our leverage, as measured by dividing the sum of our total liabilities and preferred equity by our total gross assets, over time and reduce our reliance on issuing corporate debt and preferred equity.  We expect to repay our legacy CDOs and reallocate capital to more efficient vehicles.

Certain REIT and Investment Company Act Limits On Our Strategies

REIT Limits

We conduct our operations to qualify as a REIT. We also conduct the operations of our subsidiaries, Taberna Realty Finance Trust, or TRFT, RAIT-Melody 2016 Holdings Trust, or Melody FL-5, and any REITs we may sponsor or otherwise consolidate in the future, which we collectively refer to as our REIT affiliates, to each qualify as a REIT. Please see Part II, Item 8, “Financial Statements and Supplementary Data—Note 15: Income Taxes” for further discussion. Our exit of our Taberna securitization segment in 2014 did not involve selling TRFT, which continues to hold assets and liabilities unrelated to the Taberna segment. For a discussion of the tax implications of our and our REIT affiliates’ REIT status to us and our shareholders, see “Material U.S. Federal Income Tax Considerations” contained in Exhibit 99.1 to this Annual Report on Form 10-K. To qualify as a REIT, we and our REIT affiliates must continually satisfy various tests regarding sources of income, nature and diversification of assets, amounts distributed to shareholders and the ownership of common shares. In order to satisfy these tests, we and our REIT affiliates may be required to forgo investments that might otherwise be made. Accordingly, compliance with the REIT requirements may hinder our or our REIT affiliates’ investment performance. These requirements include the following:

•

For each of ourselves and our REIT affiliates, at least 75% of total assets and 75% of gross income must be derived from qualifying real estate assets, whether or not such assets would otherwise represent our or our REIT affiliates’ best investment alternative. For example, since our investments in the debt or equity of certain securitizations are not qualifying real estate assets, to the extent that we have historically invested in such assets, or may do so in the future, we must hold substantial investments in qualifying real estate assets, including mortgage loans and CMBS, which may have lower yields than such investments. Also, at least 95% of each of our and our REIT affiliates’ gross income in each taxable year, excluding gross income from prohibited transactions, must be derived from some combination of income that qualifies under the 75% gross income test described above, as well as other dividends, interest, and gain from the sale or disposition of shares or securities, which need not have any relation to real property.

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

•

Overall, no more than 25% of the value of a REIT’s assets may consist of securities of one or more taxable REIT subsidiaries, or TRSs. During 2016, we restructured certain of our TRS entities by moving four former separate TRSs under a single TRS holding company (RAIT JV TRS Sub, LLC) in order to streamline our business operations and decrease administrative processes. After the sale of IRT Advisors and our multifamily property management business in the IRT management internalizaiton transaction, our TRSs that currently hold assets include: RAIT JV TRS Sub, LLC (the holding company for our interest in RAIT Urban Holdings, LLC, the entities that issued our junior subordinated notes and the entity party to our CMBS facilities referred to below), Taberna Equity Funding, Ltd. (the holding company for equity issued by a securitization) and RAIT Sharpstown TRS LLC (the holding company for a 1% ownership interest of a retail center located in Houston, Texas).  Our and our REIT affiliates’ ability to grow or expand the fee-generating businesses held in a TRSs, as well as the business of future TRSs we or our REIT affiliates may form, will be limited by our and our REIT affiliates’ need to meet this 25% test.

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

Competition

We are subject to significant competition in all aspects of our business. Existing industry participants and potential new entrants compete with us for the available supply of investments suitable for origination or acquisition, as well as for debt and equity capital. We are seeing increasing amounts of competition from new entrants in the market to originate conduit loans and bridge loans, which may reduce our return on making new conduit loans and bridge loans. We compete with many third parties engaged in real estate finance and investment activities, including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, lenders, governmental bodies and other entities. With respect to our investments in real estate, we face significant competition from other owners, operators and developers of properties, many of which own properties similar to ours in markets where we operate. Competition may increase, and other companies and funds with investment objectives similar to ours may be organized in the future. Some of these competitors have, or in the future may have, substantially greater financial resources than we do and generally may be able to accept more risk. They may also enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, competition may lead us to pay a greater portion of the origination fees that we expect to collect in our future origination activities to third-party investment banks and brokers that introduce borrowers to us in order to continue to generate new business from these sources. With respect to our Urban Retail property management businesses, we face competition from other property managers with respect to properties owned by unaffiliated third parties, primarily retail properties.

Employees

As of March 1, 2017, we had 226 employees and believe our relationships with our employees to be good. None of our employees are covered by a collective bargaining agreement.

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

The failure to realize the anticipated benefits of our transformation plan and execution of our strategy - including our transition to a more focused, cost-efficient and lower leveraged business concentrated on our core commercial real estate lending business - could adversely impact our business and financial results.

We are pursuing a comprehensive strategy and transformation initiative to drive long-term shareholder value. Pursuant to this initiative, we are transforming into a more focused, cost-efficient and lower leveraged business concentrated on our core commercial real estate lending business. In connection with executing this strategy and transformation initiative, we have identified several key priorities designed to differentiate RAIT, improve our cost structure and enhance shareholder value over time by delivering stable and repeatable risk-adjusted returns. Our transformational strategy is focused on the following priorities: (i) concentrate our business on our core middle-market commercial real estate lending business; (ii) opportunistically divest and maximize the value of our legacy REO portfolio and ultimately minimize our REO holdings; (iii) opportunistically divest and maximize the value of our commercial property management business, including the divesture of our Urban Retail property management business; (iv) optimize our capital structure and reduce our outstanding indebtedness; (v) reduce our total expense base; and (vi) reallocate our capital and cash proceeds from divesting our non-core assets into growing our core middle-market commercial real estate lending activities.

As an organization, we may not have the capacity or ability to successfully accomplish all of the priorities we have identified for our strategy and transformation initiative in the timeframe we desire, or at all. In addition, the strategy may not yield the results we currently anticipate (or results that will exceed those that might be obtained under our prior strategy), particularly, if we fail to successfully execute on one or more of the priorities we have identified for our strategy, even if we successfully implement one or more other priorities. As a result, we may not be able to implement and realize the anticipated benefits from our strategy.

Events and circumstances, such as financial or unforeseen difficulties, market disruptions, delays and unexpected costs, may occur that could result in our not realizing desired outcomes.  If we fail to implement our strategy in accordance with our expectations or achieve some or all of the expected benefits of these activities, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows. In addition, even if we successfully implement our strategy, we still may not realize its anticipated benefits. Even if we implement our strategy in accordance with our expectations and the anticipated benefits are substantially realized, there may be consequences or business impacts that were not expected.

Additionally, our strategy will bring additional risks to the business such as an increased dependence on our core lending business which could result in the existing risks associated with that business being magnified.

Further, as a result of our business transformation plan and the streamlining of our business contemplated thereby, we may experience a loss of continuity, loss of accumulated knowledge or loss of efficiency during transitional periods. The execution of our transformation plan can require a significant amount of management and other employees’ time and focus, which may divert attention from day-to-day operating activities and growing our business.

Our transformation plan contemplates that we will sell certain businesses that are no longer central to our strategic objectives, such as our Urban Retail property management business.  Our transformation plan also contemplates that we will opportunistically divest and maximize the value of our legacy REO portfolio and ultimately minimize our REO holdings. Any such disposition or attempted disposition is subject to risks, including risks related to the terms and timing of such disposition, risks related to obtaining necessary government or regulatory approvals, risks related to retained liabilities not subject to our control, and risks related to the need to provide transition services to the disposed business, which may result in the diversion of resources and focus.

Actions of activist shareholders against us could be disruptive and costly and the possibility that activist shareholders may wage proxy contests or seek representation on, or control of, our Board could cause uncertainty about the strategic direction of our business and an activist campaign that results in a change in control of our Board could trigger change in control provisions or payments under certain of our material contracts and agreements.

Shareholders may from time to time engage in proxy solicitations, advance shareholder proposals or board nominations or otherwise attempt to effect changes, assert influence or acquire some level of control over us.  On February 23, 2017, Highland Select Equity Master Fund, L.P., an affiliate of Highland Capital Management, L.P., a Delaware limited partnership, or Highland, purported to notify the Company that it intends to nominate five (5) candidates for election to our Board at our 2017 Annual Meeting of Shareholders, or the 2017 Annual Meeting, which, if elected, would represent more than a majority of the members of our Board. According to the Schedule 13D filed with the SEC by Highland and its affiliates on February 24, 2017, Highland and its affiliates beneficially own approximately 5.9% of our outstanding common stock. On February 23, 2017, Highland and its affiliates filed with the SEC soliciting material under Rule 14a-12 of the Exchange Act confirming their intention to file a preliminary proxy statement and an accompanying proxy card with the SEC to solicit votes for the election of its slate of five trustee nominees to our Board at the 2017 Annual Meeting.

While our Board and management team strive to maintain constructive, ongoing communications with all of the Company’s shareholders, including Highland, and welcomes their views and opinions with the goal of enhancing value for all shareholders and the depth and breadth of our Board, an activist campaign such as the proxy contest threatened by Highland and seeks to replace more than a majority of the members of our Board and, thereby seek control of the Company, could have an adverse effect on us because:

•

Responding to such actions by activist shareholders can disrupt our operations, are costly and time-consuming, and divert the attention of our Board and senior management team from the pursuit of business strategies, which could adversely affect our results of operations and financial condition;

•

Perceived uncertainties as to our future direction as a result of changes to the composition of our Board may lead to the perception of a change in the direction of the business, instability or lack of continuity which may be exploited by our competitors, cause concern to our current or potential clients, may result in the loss of potential business opportunities and make it more difficult to attract and retain qualified personnel and business partners;

•

These types of actions could cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business;

•	If individuals are elected to our Board with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our shareholders; and

•

If a proxy contest by an activist investor that seeks to replace at least a majority of the members of the Board, such as the proxy contest that is currently being threatened by Highland, was successful, a change in control of the Board may be deemed to have occurred under certain of our material contracts and agreements, and such a change in control may trigger certain fundamental change and/or change in control provisions, payments, and/or redemptions under certain of our outstanding indebtedness, our employment agreements with our named executive officers, our equity compensation plans and possibly other of our plans and agreements.

Our succession planning to address the substantial changes to our management resulting from the IRT management internalization may be insufficient or take a longer period than we anticipate which would reduce the effectiveness of the management of our business and increase exposure to disruption if members of current management become unavailable unexpectedly.

RAIT has a limited number of executive officers and RAIT has changed its chief executive officer, or CEO, and chief financial officer, or CFO, as a result of the IRT management internalization.  RAIT is identifying additional persons to serve in executive officer roles in order to enhance its succession planning but leadership talent within RAIT may not be sufficiently developed and recruitment outside RAIT may not occur within expected time frames to provide for orderly succession in the future which could reduce the effectiveness of the management of our business overall or particular business functions and increase exposure to disruption if members of current management become unexpectedly unavailable.

We may not maximize our business performance by effectively prioritizing allocation of capital among our types of investments in CRE loans or balancing these types of investments in a strategic context, which may adversely affect our financial performance.

In executing our strategic plan to focus on CRE lending, we regularly consider the allocation of capital to our various types of investments in CRE loans. The allocation of capital among such investments may vary due to market conditions, the expected relative return on equity of each type of investment, the judgment of our management team, the demand in the marketplace for CRE loans and the availability of specific investment opportunities. We also consider the availability and cost of our likely sources of capital. If we fail to appropriately allocate capital and resources across our types of investments in CRE loans or fail to optimize our investment and capital raising opportunities, our financial performance may be adversely affected.

As a result of the IRT management internalization, we have made, and expect to continue to make, substantial changes to our management and incur significant expenses related thereto which could materially adversely affect our business, financial condition and results of operations.

As a result of the IRT management internalization, Scott F. Schaeffer resigned as our CEO, and Scott L. N. Davidson, who was RAIT’s president, became our CEO as well.  In addition, James J. Sebra, our CFO, is expected to resign from such position upon the later to occur of March 31, 2017 or the filing of RAIT’s Form 10-K for the fiscal year ended December 31, 2016 with the SEC and will be replaced by Paul W. Kopsky, Jr., as described above. Our stock price may be adversely affected by market uncertainty concerning our management transition. We may incur substantial severance and recruitment costs. We are required to provide and entitled to receive services under a shared services agreement with IRT and may be adversely affected if we do not provide or receive services at the levels required or to which we are entitled. Our general and administrative expenses after the IRT management internalization could be higher than our current expectations. Any of these foregoing risks could materially adversely affect our business, financial condition and results of operations.

We may not realize the anticipated benefits of the IRT management internalization.

We intend for the IRT management internalization to be part of our long term strategy of focusing on our core strategy of commercial real estate lending and reallocating capital to the higher yielding lending business and reducing leverage. We may not be able to identify suitable investments for a period of time which may reduce our operating performance.  Following the IRT management internalization, we are reliant on IRT for certain transitional services under the shared services agreement with IRT for a period of time after the closing, which occurred on December 20, 2016. If we are unable to internalize or find other providers for these services within a reasonable time period, we may not achieve all of the expected benefits of the IRT management internalization. The failure to manage the IRT management internalization effectively, including failure to smoothly transition services or retain employees, could result in the anticipated benefits of the IRT management internalization not being realized in the timeframe currently anticipated or at all or may require incurring higher expenses than we currently anticipate.

The IRT management internalization was negotiated between a special committee of the board of trustees comprised solely of independent trustees, or the special committee, and a special committee of the IRT board of directors comprised solely of independent directors, or the IRT special committee, to address potential conflicts of interest among executive officers shared by RAIT and IRT.

The IRT management internalization was negotiated by the special committee on behalf of RAIT with the IRT special committee on behalf of IRT in order for RAIT and IRT to address potential conflicts of interest among executive officers shared by RAIT and IRT, including the following: (i) Mr. Schaeffer’s service as CEO of both RAIT and IRT and as chairman of the RAIT board of trustees and as chairman of the IRT board of directors; and (ii) Mr. Sebra’s service as CFO and treasurer of both RAIT and IRT. As a result, the affiliated officers may have had different interests than we do with respect to the IRT management internalization and the future conduct of the businesses of the companies. While the special committee was responsible for negotiating on behalf of RAIT to address potential conflicts of interest related to the IRT management internalization, including those of the affiliated officers, these potential conflicts would not exist in the case of a transaction negotiated with unaffiliated third parties.

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

Our quarterly operating results could fluctuate; therefore, you should not rely on past quarterly results to be indicative of our performance in future quarters. Factors that could cause quarterly operating results to fluctuate include, among others, variations in our investment origination volume, variations in the timing of repayments of debt financing, variations in the timing of property sales, variations in the amount of time between our receipt of the proceeds of a securities offering and our investment of those proceeds in loans or other assets, market conditions that result in increased cost of funds or material fluctuations in the fair value of our assets and liabilities, the degree to which we encounter competition in our markets, general economic conditions and other factors referred to elsewhere in this section.

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

Weather conditions and man-made or natural disasters such as hurricanes, tornadoes, earthquakes, floods, droughts, fires and other environmental conditions can damage properties that collateralize our loans or that we own. Additionally, the value of such properties will potentially be subject to the risks associated with long-term effects of climate change. Future weather conditions, man-made or natural disasters or effects of climate change could adversely impact the demand for, and value of, our assets and could also directly impact the value of our assets through damage, destruction or loss, and could thereafter materially impact the availability or cost of insurance to protect against these events. Although we believe the properties collateralizing our loan assets and our remaining owned real estate are adequately covered by insurance, we cannot predict at this time if we or our borrowers will be able to obtain appropriate coverage at a reasonable cost in the future, or if we will be able to continue to pass along all of the costs of insurance to our tenants. Any weather conditions, man-made or natural disasters or effect of climate change, whether or not insured, could have a material adverse effect on our financial performance, the market price of our common shares and our ability to pay dividends. In addition, there is a risk that one or more of our property insurers may not be able to fulfill their obligations with respect to claims payments due to a deterioration in its financial condition.

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

We require significant outside capital to fund and grow our businesses. A primary source of liquidity for us has been the equity and debt capital markets, including sales of loans to securitizations, repurchase agreements, issuances of common equity, preferred equity and convertible senior notes. Our origination and sales of conduit loans currently depends on our ability to access short term financing through repurchase agreements followed by sales to unaffiliated third-party sponsored CMBS securitizations. Our origination of bridge loans currently depends on our ability to access short term financing through repurchase agreements followed by our ability to use these loans to collateralize securitizations we sponsor and have these securitizations issue debt to unaffiliated investors. If these financing sources were no longer available for these types of assets, our ability to originate these assets and our returns from these assets might be limited or gone. In general, our financial performance would be materially adversely affected if our access to liquidity were restricted, whether by economic conditions or capital market developments affecting commercial real estate or our historical sources of financing or for any other reason. If we fail to secure financing on acceptable terms or in sufficient amounts, our income may be reduced since our ability to originate loans, acquire properties and make other investments would be limited or eliminated. We depend on our portfolio of investments to generate CAD and any significant restriction on our liquidity could impair our ability to pay distributions to our shareholders. We cannot assure you that any, or sufficient, funding or capital will be available to us in the future on terms that are acceptable to us. For information about our available sources of funds, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and the notes to the consolidated financial statements located in Part II, Item 8 of this Annual Report on Form 10-K.

Our business is highly leveraged, which could lead to greater losses than if we were not as leveraged.

We do and, in the future, intend to use financial leverage in executing our business plan. Such borrowings may take the form of “financing facilities” such as bank credit facilities, credit facilities from government agencies, repurchase agreements and warehouse lines of credit, which are secured revolving lines of credit that we utilize to warehouse portfolios or real estate instruments until we exit them through securitization or other means. We do and, in the future, intend to enter into securitization and other long-term financing transactions to use the proceeds from such transactions to reduce the outstanding balances under these financing facilities. However, such agreements may include a recourse component. Further, any financing facilities that we currently have or may use in the future to finance our assets may require us to provide additional collateral or pay down debt if the market value of our assets pledged or sold to the provider of the credit facility or the repurchase agreement counterparty decline in value. In addition, our borrowings are generally based on floating interest rates, the fluctuation of which could adversely affect our business and results of operations. Our use of leverage in a market that moves adversely to our business interests could result in a substantial loss to us, which would be greater than if we were not leveraged.

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

We have issued our Series D preferred shares of beneficial interest which provide a holder with redemption rights in defined circumstances and warrants and share appreciation rights which have put rights in defined circumstances. While these Series D preferred shares and such warrants and share appreciation rights provide that any exercise of such redemption and put rights may be satisfied by RAIT issuing a note, the exercise of these redemption and put rights may adversely affect our liquidity and reduce amounts available for distribution to our shareholders. Events which have occurred or may occur in the future may come within the circumstances giving rise to such redemption and put rights. In addition, RAIT must redeem the Series D preferred shares with up to $44.2 million of net proceeds received from the loans and other investments made with the proceeds of the issuance of the Series D preferred shares. This redemption provision is effective beginning in October 2017 in the case of net proceeds received by RAIT from the sale or payoff of investments other than CMBS loans and beginning in October 2019 includes net proceeds received by RAIT from the sale or payoff of CMBS loans, in each case, at a redemption price of $25.00 per share, plus accumulated and unpaid dividends. The net proceeds used in these redemptions may not be sufficient to redeem the Series D preferred shares or may otherwise adversely affect our liquidity and reduce amounts available for distribution to our shareholders.

The securities purchase agreement related to the Series D preferred shares restricts our ability to make certain distributions to our shareholders.

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

Our use of repurchase and warehouse facilities and other financing arrangements is subject to the pre-approval of the lender, which we may be unable to obtain.

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

As a result of the dislocation of the credit markets, the securitization industry has become subject to additional and changing regulation. For example, pursuant to the Dodd-Frank Act, various federal agencies have promulgated, or are in the process of promulgating, regulations and rules with respect to various issues that affect securitizations, including: (i) a rule requiring that sponsors in securitizations retain 5% of the credit risk associated with securities they issue; (ii) requirements for additional disclosure; (iii) requirements for additional review and reporting (including revisions to Regulation AB); and (iv) restrictions designed to prohibit conflicts of interest. The risk retention rule (as it relates to CMBS) became effective in December 2016 and requires retention of at least 5% of the fair value of all securities issued in connection with a securitization for a certain period of time and can be satisfied by (i) retention of a horizontal tranche (i.e., in one or more subordinate classes), (ii) retention of a vertical security or interest in each class of securities issued in connection with the securitization or (iii) a combination of vertical and horizontal strips. The risk (with respect to CMBS) must be retained by the sponsor, certain mortgage loan originators or, upon satisfaction of certain requirements, up to two third-party purchasers of interests in the securitization. Other regulations have been and may ultimately be adopted. The risk retention rules and other rules and regulations that have been adopted or may be adopted will alter the structure of securitizations in the future and could pose additional risks to or reduce or eliminate the economic benefits of our participation in future securitizations. In addition, such rules and regulations could reduce or eliminate the economic benefits of securitization or discourage traditional issuers, underwriters, subordinated security investors or other participants from participating in future securitizations and affect the availability of securitization platforms into which we can contribute mortgage loans, which may require that we take on additional roles and risks in connection with effectuating securitizations of mortgage loans.

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

We have historically originated conduit loans primarily to sell them into the market for nonrecourse long-term securitizations. If CMBS spreads widen, we may not be able to sell conduit loans we have originated if the interest rates on such loans are too low to make them attractive assets for purchase by such securitizations or we may be forced to sell conduit loans at a loss. In addition, our ability to originate conduit loans may be adversely affected to the degree we are unable to negotiate higher interest rates on our conduit loans that would reduce CMBS spread widening. Any alternative means we develop to finance conduit loans may increase financing costs from historical levels. CMBS spreads have recently been and may continue to be volatile.  As a result, our ability to originate conduit loans, the prices securitizations pay for our conduit loans, and the profitability of our conduit lending business has decreased and may continue to decrease, which has adversely affected, and may continue to adversely affect, our performance.

Our access to the CMBS securitization market and the timing of our securitization activities and other factors may greatly affect our quarterly financial results.

We expect to distribute the conduit loans we originate through securitizations and, upon completion of a securitization, we will recognize certain non-interest revenues which are included in fee and other income on our consolidated statements of income and cease to earn net interest income on the securitized loans. Our quarterly revenue, operating results and profitability have varied substantially from quarter to quarter based on the frequency, volume and timing of our securitizations. Our securitization activities will be affected by a number of factors, including our loan origination volumes, changes in loan values, quality and performance during the period such loans are on our books and conditions in the securitization and credit markets generally and at the time we seek to launch and complete our securitizations. As a result of these quarterly variations, quarter-to-quarter comparisons of our operating results may not provide an accurate comparison of our current period results of operations. If securities analysts or investors focus on such comparative quarter-to-quarter performance, our stock price performance may be more volatile than if such persons compared a wider period of results of operations.

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

Under the indentures for the notes, or the CDO notes, issued to unaffiliated investors by RAIT I and RAIT II, since the CDO notes were not redeemed in full prior to the distribution date occurring in November 2016, in the case of RAIT I, and if the CDO notes have not been redeemed in full prior to the distribution date occurring in June 2017, in the case of RAIT II, then an auction of the collateral assets of RAIT I or RAIT II, as relevant, will be conducted by the relevant trustee and, if certain conditions set forth in the relevant indenture are satisfied, such collateral assets will be sold at the auction and the relevant CDO notes will be redeemed, in whole, but not in part, on such distribution date. No redemption of the CDO notes may occur unless proceeds of the auction, together with other defined available redemption funds, are sufficient to pay the defined total senior redemption amount. If such conditions are not satisfied and the auction is not successfully conducted on such distribution date, the relevant trustee will conduct auctions on a periodic basis until the relevant CDO notes are redeemed in full. Our liquidity and financial performance may be adversely affected if the proceeds of any auction sales are lower than our valuation of such assets or if we acquire such assets in such auctions on more costly terms than the terms of RAIT I and RAIT II. In addition, our returns on the preference shares and our other equity we hold in RAIT I and RAIT II may be reduced if auctions are held when the total senior redemption amount does not include the payment of an internal rate of return on such preference shares. We refer to the auctions contemplated by such indentures as the auction process

Risks related to our asset management business

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

We expect repayments of loans collateralizing RAIT I and RAIT II outside their contractual maturities to continue to increase in 2017 through 2019 which we expect will reduce our returns from these securitizations.

We expect repayment of the loans collateralizing RAIT I and RAIT II outside their contractual maturities to continue to increase in 2017 through 2019. We expect this will reduce our returns from these securitizations and we are evaluating alternative strategies seeking to replace these returns. If we are unable to replace these returns, our financial performance may be adversely affected. We expect to undertake similar analysis for any securitization we sponsor as the notes issued by such securitization approach their respective weighted average lives.

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

Risks relating to financial reporting requirements and fair value determinations

If we deconsolidate any of RAIT I, RAIT II or the FL securitizations, it may have a material effect on our financial statements.

Our consolidated financial statements reflect our accounts and the accounts of our subsidiaries and other entities in which we have a controlling financial interest. If we were to determine that our interests in any of these entities no longer made us have a controlling financial interest, our determination to consolidate such entities would change. If we deconsolidate any of these entities for these or any other reasons, the assets, liabilities, equity and income in our financial statements may be changed significantly.

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

Although we continuously monitor the design, implementation and operating effectiveness of our internal controls over financial reporting and disclosure controls and procedures, there can be no assurance that significant deficiencies or material weaknesses will not occur in the future. If we fail to maintain effective internal controls over financial reporting and disclosure controls and procedures in the future, it could result in a material misstatement of our financial statements that may not be prevented or detected on a timely basis, which could cause stakeholders to lose confidence in our reported financial information. Our inability to remedy any additional deficiencies or material weaknesses that may be identified in the future could, among other things, cause us to fail to file timely our periodic reports with the SEC (which may limit our ability to access the capital markets); prevent us from providing reliable and accurate financial information and forecasts or from avoiding or detecting fraud; or require us to incur additional costs or divert management resources to achieve compliance.

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

We periodically acquire properties through the foreclosure of commercial real estate loans. Upon acquisition, we value the property and its related assets and liabilities. We determine the fair values based primarily upon discounted cash flow or capitalization rate models, the use of which requires critical assumptions including discount rates, capitalization rates, vacancy rates and growth rates based, in part, on the properties’ operating history and third-party data. We may realize losses if the fair value of the property internally determined upon acquisition is less than the previous carrying amount of the foreclosed loan.

Changes in interest rates and changes in interest rate spreads may reduce the value of our investments and reduce our interest income.

Changes in interest rates and changes in interest rate spreads affect the market value of our investment portfolio. In general, the market value of a loan will change in inverse relation to an interest rate change where a loan has a fixed interest rate or only limited interest rate adjustments. Accordingly, in a period of rising interest rates, the market value of such a loan will decrease. Moreover, in a period of declining interest rates, real estate loans with rates that are fixed or variable only to a limited extent may have less value than other income-producing securities due to possible prepayments. Interest rate changes will also affect the return we obtain on new loans. In particular, during a period of declining rates, our reinvestment of loan repayments may be at lower rates than we obtained in prior investments or on the repaid loans. Also, increases in interest rates on debt we incur may not be reflected in increased rates of return on the investments funded through such debt, which would reduce our return on those investments. Accordingly, interest rate changes may materially affect the total return on our investment portfolio, which in turn will affect the amount available for distribution to shareholders. To the extent the spread in interest rates between loans in our portfolio and our underlying sources of capital decreases, the value of our loans and interest income may be adversely affected.

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

We operate in the commercial real estate sector, including the financing and ownership of multifamily and other properties. Such concentration in one economic sector may increase the volatility of our returns and may also expose us to the risk of economic downturns in this sector to a greater extent than if our portfolio also included other sectors of the economy. Declining real estate values may reduce the level of new mortgage and other real estate-related loan originations since borrowers often use appreciation in the value of their existing properties to support the purchase of or investment in additional properties. Borrowers may also be less able to pay principal and interest on our loans or refinance our loans if the value of real estate weakens. Further, declining real estate values significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our recorded investment in the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans in our portfolio as well as our ability to originate/acquire/sell loans, which would materially and adversely affect our results of operations, financial condition, liquidity and business.

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

Since, in many cases, we own the non-investment grade and unrated debt and equity classes of securitizations, we are in a subordinated and/or “first loss” position because the rights of the securities that we hold are subordinate in right of payment and in liquidation to the rights of higher rated debt securities issued by the securitization entities. Accordingly, we have incurred and may in the future incur significant losses when investing in these securities. In the event of default, we may not be able to recover any or all of our respective investments in these securities. In addition, we may experience significant losses if the underlying portfolio has been overvalued or if the values subsequently decline and, as a result, less collateral is available to satisfy interest, principal and dividend payments due on the related securities. The prices of lower credit quality securities are generally less sensitive to interest rate changes than higher rated investments, but are more sensitive to economic downturns or developments specific to a particular issuer. Current credit market conditions have caused a decline in the price of lower credit quality securities because the ability of obligors on the underlying assets to make principal, interest and dividend payments may be impaired. In addition, existing credit support in a number of the securitizations in which we have invested have been, and may in the future be, insufficient to protect us against loss of our investments in these securities.

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
•

in the case of student housing facilities, the financial wellbeing of and/or developments at, the college or university to which it relates, competition from on-campus housing units, the physical layout of the housing, and a higher turnover rate than other types of multifamily tenants, which in certain cases is compounded by the fact that student leases are available for periods of less than 12 months;

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

Continued growth of these alternative retail outlets (which often have lower operating costs) could adversely affect the rents collectible at our retail properties that operate as retail properties as well as the market value of our retail properties. Moreover, additional competing retail properties have been and may in the future be built in the areas where the retail properties are located. Such competition could result in a reduction of income from our retail properties.

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

Risks particular to industrial properties could adversely affect the value and cash flow from industrial properties.

Industrial properties may be adversely affected by reduced demand for industrial space occasioned by a decline in a particular industry segment (for example, a decline in defense spending), and a particular industrial property that suited the needs of its original tenant may be difficult to re-let to another tenant or may become functionally obsolete relative to newer properties. Furthermore, lease terms with respect to industrial properties are generally for shorter periods of time and may result in a substantial percentage of leases expiring in the same year at any particular industrial property. In addition, industrial properties are often more prone to environmental concerns due to the nature of items being stored or type of work conducted at the property. Further, industrial properties may have tenants that are subject to risks unique to their business, such as cold storage facilities. Because of seasonal use, leases at such facilities are customarily for shorter terms, making income potentially more volatile than for properties with longer term leases. In addition, such facilities require customized refrigeration design, rendering them less readily convertible to alternative uses.

Site characteristics at industrial properties may impose restrictions that may limit the properties’ suitability for tenants and affect the value of the properties. Site characteristics which affect the value of an industrial property include:

•	clear ceiling heights;
•	column spacing;
•	number of bays (loading docks) and bay depths;
•	truck turning radius;
•	divisibility;
•	zoning restrictions; and
•	overall functionality and accessibility.

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

Risks associated with tenants generally could adversely affect the cash flow from properties

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

Lease expirations, lease defaults and lease terminations may result in reduced revenue from our real estate if the lease payments received from replacement tenants are less than the lease payments received from the expiring, defaulting or terminating tenants. In addition, lease defaults by one or more significant tenants, lease terminations by tenants following events causing significant damage to the property or takings by eminent domain, or the failure of tenants under expiring leases to elect to renew their leases, could cause us to experience long periods with reduced or no revenue from a property and to incur substantial capital expenditures in order to obtain replacement tenants. See Item 2— “Properties,” for a ten-year lease expiration schedule for our non-residential properties as of December 31, 2016.

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

Subject to maintaining our qualification as a REIT, we may pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates. Our hedging activity will vary in scope based on the level and volatility of interest rates, the type of assets held, compliance with REIT rules, and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;
•	available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought;
•	due to a credit loss or other factors, the duration of the hedge may not match the duration of the related liability;
•	applicable law may require mandatory clearing of certain interest rate hedges we may wish to use, which may raise costs;
•	the credit quality of the hedging counterparty owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign its side of the hedging transaction;
•	the hedging counterparty owing money in the hedging transaction may default on its obligation to pay;
•	we may fail to recalculate, readjust and execute hedges in an efficient manner; and
•	legal, tax and regulatory changes could occur and may adversely affect our ability to pursue our hedging strategies and/or increase the costs of implementing such strategies.

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

We may fail to qualify for, or choose not to elect, hedge accounting treatment, which could adversely affect our operating results.

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

The Dodd-Frank Act covers certain hedging instruments we may use in our risk management activities. The Dodd-Frank Act and related SEC and U.S. Commodity Futures Trading Commission, or CFTC, regulations that have been adopted to date include significant provisions regarding the regulation of derivatives (including mandatory clearing and margin requirements). Mandatory central clearing requires that we post cash collateral to secure our hedging transactions. Any posting of such collateral could reduce our liquidity or limit our ability to hedge.

If we enter into certain hedging transactions or otherwise invest in certain derivative instruments, failure to obtain and maintain an exemption from being regulated as a commodity pool operator could subject us to additional regulation and compliance requirements which could materially adversely affect our business and financial condition.

Rules under the Dodd-Frank Act establish a comprehensive regulatory framework for derivative contracts commonly referred to as “swaps.” Under this regulatory framework, mortgage real estate investment trusts, or REITs, that trade in commodity interest positions (including swaps) are considered “commodity pools” and the operators of such REITs would be considered “commodity pool operators,” or CPOs. Absent relief, a CPO must register with the CFTC and become a member of the National Futures Association, or NFA, which requires compliance with NFA’s rules and renders such CPO subject to regulation by the CFTC, including with respect to disclosure, reporting, recordkeeping and business conduct. We may from time to time, directly or indirectly, invest in instruments that meet the definition of “swap” under the new Dodd-Frank Act rules, which may subject us to oversight by the CFTC.

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

During 2016, interest rate swap agreements relating to RAIT I and RAIT II terminated in accordance with their terms which could expose us to increased interest rate risk.

During 2016, interest rate swap agreements relating to RAIT I and RAIT II terminated in accordance with their terms. This could expose us to the risk that interest RAIT I and RAIT II pay on their respective CDO notes will be higher than the interest paid on the assets collateralizing the CDO notes.

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

We have federal and state tax obligations which could reduce our ability to pay distributions to our shareholders.

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

If we were to make a taxable distribution of shares of our stock, shareholders may be required to sell such shares or sell other assets owned by them in order to pay any tax imposed on such distribution.

We may distribute taxable dividends that are payable in shares of our common stock. If we were to make such a taxable distribution of shares of our stock, shareholders would be required to include the full amount of such distribution as income. As a result, a shareholder may be required to pay tax with respect to such dividends in excess of cash received. Accordingly, shareholders receiving a distribution of our shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a shareholder sells the shares it receives as a dividend in order to pay such tax, the sale proceeds may be less than the amount included in income with respect to the dividend. Moreover, in the case of a taxable distribution of shares of our stock with respect to which any withholding tax is imposed on a non-U.S. shareholder, we may have to withhold or dispose of part of the shares in such distribution and use such withheld shares or the proceeds of such disposition to satisfy the withholding tax imposed. While the IRS in certain private letter rulings has ruled that a distribution of cash or shares at the election of a REIT’s shareholders may qualify as a taxable stock dividend if certain requirements are met, it is unclear whether and to what extent we will be able to pay taxable dividends in cash and shares of common stock in any future period. In addition, if a significant number of our shareholders determine to sell shares of our Class A common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our Class A common stock.

Distributions payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to income from ‘‘qualified dividends’’ payable to domestic shareholders that are individuals, trusts and estates is currently 20%. Distributions of ordinary income payable by REITs, however, generally are not eligible for these reduced rates. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay qualified dividends, which could adversely affect the value of the stock of REITs, including our common stock.

Qualifying as a REIT involves highly technical and complex provisions of the Code.

Qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification as a REIT depends on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. In addition, our ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for federal income tax purposes.

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

We intend to conduct our operations at the REIT level so that no asset that we own (or are treated as owning) will be treated as, or as having been, held for sale to customers, and that a sale of any such asset will not be treated as having been in the ordinary course of our business. As a result, we may choose not to engage in certain transactions at the REIT level, and may limit the structures we utilize for our CMO transactions, even though the sales or structures might otherwise be beneficial to us. In addition, whether property is held ‘‘primarily for sale to customers in the ordinary course of a trade or business’’ depends on the particular facts and circumstances. We intend to structure our activities to avoid prohibited transaction characterization, but no assurance can be given that any property that we sell will not be treated as property held for sale to customers, or that we can comply with certain safe-harbor provisions of the Code that would prevent such treatment.

Our taxable income is calculated differently than net income based on GAAP.

Our taxable income may substantially differ from our net income based on GAAP. For example, interest income on our mortgage related securities does not necessarily accrue under an identical schedule for U.S. federal income tax purposes as for accounting purposes. Please see Part II, Item 8, “Financial Statements and Supplementary Data—Note 15: Income Taxes” for further information.

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

New legislation or administrative or judicial action, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT or could reduce the market price of our common shares.

The present federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the federal income tax treatment of an investment in us. The rules dealing with U.S. federal income taxation are continually under review by Congress, the IRS, and the U.S. Department of the Treasury.  According to publicly released statements, a top legislative priority of the new Congress and administration may be to enact significant reform of the Internal Revenue Code, including significant changes to taxation of business entities and the deductibility of interest expense and capital investment.  There is a substantial lack of clarity around the likelihood, timing and details of any such tax reform and the impact of any potential tax reform on us or an investment in our securities, and we cannot, at this time, determine whether any such changes will adversely affect our taxation or the taxation of our shareholders. Revisions in federal tax laws and interpretations thereof could affect or cause us to change our investments and commitments and affect the tax considerations of an investment in us, or could reduce the market price of our common shares.

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

Fees that we or our REIT affiliates receive will not be REIT qualifying income.

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

Overall, no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of a REIT’s assets may consist of securities of one or more TRSs. We and TRFT currently own, and we, TRFT and any other REIT affiliates may own in the future, interests in additional TRSs. However, our ability to expand the fee-generating businesses of our and TRFT’s current TRSs and future TRSs we or our REIT affiliates may form, will be limited by our and our REIT affiliates need to meet this 25% test, which may adversely affect distributions we pay to our shareholders.

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

None of RAIT, RAIT Partnership or TRFT has received a no-action letter from the SEC regarding whether it complies with the Investment Company Act or how its investment or financing strategies fit within the exclusions from regulation under the Investment Company Act that it is using. To the extent that the SEC provides more specific or different guidance regarding, for example, the treatment of assets as qualifying real estate assets or real estate-related assets, we may be required to adjust these investment and financing strategies accordingly. Any additional guidance from the SEC could provide additional flexibility to us and TRFT, or it could further inhibit the ability of TRFT and our combined company to pursue our respective investment and financing strategies which could have a material adverse effect on us. See Item 1— “Business—Certain REIT and Investment Company Act Limits On Our Strategies-Investment Company Act Limits.”

Our ownership limitation may restrict business combination opportunities.

To qualify as a REIT under the Internal Revenue Code, no more than 50% in value of our outstanding capital shares may be owned, directly or indirectly, by five or fewer individuals during the last half of each taxable year. To preserve our REIT qualification, our declaration of trust generally prohibits any person from owning more than 8.5% or, with respect to our original promoter, Resource America, Inc., 15%, of our outstanding common shares and provides that:

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

Where our subsidiary provides collateral management, servicing or advisory services solely to one or more entities that do not invest in “securities” or regarding assets that are not “securities portfolios” that provide sufficient “regulatory assets under management”, as such terms are defined in the Investment Advisers Act, such subsidiary will not engage in activities that would require it to register as an investment adviser under the Investment Advisers Act. We have determined that none of RAIT Partnership or RAIT’s affiliates providing servicing to the FL securitizations need to register as an investment adviser for RAIT Partnership’s collateral management services to RAIT I and RAIT II or RAIT’s affiliates providing servicing to the FL securitizations, respectively. We have not requested the SEC to approve our determination that these subsidiaries do not need to register as investment advisers under the Investment Advisers Act and the SEC has not done so. If the SEC or any applicable state regulatory authority were to disagree with our determination, we would need to register those companies as investment advisers and comply with all applicable requirements, which might require those subsidiaries to adjust the manner in which they provide services which could hinder their respective operating performance and negatively impact their respective business and subject them to additional regulatory burdens and costs that they are not currently subject to.

Our settlement in 2015 with the SEC of its investigation concerning our subsidiary, Taberna Capital Management, LLC, or TCM, restricts our ability to serve as an investment advisor until September 2018, which may require us to forgo opportunities.

We may be subject to “lender liability” litigation.

In recent years, a number of judicial decisions have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. We cannot assure you that such claims will not arise or that we will not be subject to significant liability if a claim of this type were to arise.

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

The market price for our common shares has varied between a high of $3.91 on February 16, 2017 and a low of $2.41 on November 4, 2016 in the twelve month period ending on March 7, 2017. This volatility may affect the price at which you could sell the common shares. Other securities we have issued have also had volatile market prices. The market prices of our securities are likely to continue to be volatile and the trading volume subject to significant fluctuations in response to market and other factors, including the other risk factors discussed in this report; variations in our quarterly operating results from our expectations or those of securities analysts or investors, downward revisions in securities analysts’ estimates, and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments. This volatility and other factors may cause the market price and demand for our common shares to fluctuate substantially, which may limit or prevent investors from readily selling their common shares, may induce shareholder activism and may otherwise negatively affect the price or liquidity of our common shares.

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

For our investments in real estate, the leases for our multi-family properties are generally one-year or less and leases for our office and retail properties are operating leases. The following table represents a ten-year lease expiration schedule for our non-residential properties as of December 31, 2016.

Year of Lease Expiration (December 31,)	Number of Leases Expiring during the Year	Rentable Square Feet Subject to Expiring Leases	Final Annualized Rent under Expiring Leases (in 000's) (a)	Final Annualized Rent per Square Foot under Expiring Leases	Percentage of Total Final Annualized Base Rent Under Expiring Leases	Cumulative Total
2017	212	757,901	$10,490,060	$13.84	20.2%	20.2%
2018	71	342,490	$4,922,111	$14.37	9.5%	29.7%
2019	53	314,696	$3,237,401	$10.29	6.2%	35.9%
2020	49	664,023	$6,751,580	$10.17	13.0%	48.9%
2021	36	391,656	$4,824,074	$12.32	9.3%	58.2%
2022	18	770,443	$7,508,860	$9.75	14.5%	72.7%
2023	17	347,522	$6,976,807	$20.08	13.4%	86.1%
2024	10	159,053	$2,313,718	$14.55	4.5%	90.6%
2025	6	50,532	$807,069	$15.97	1.6%	92.1%
2026	16	187,466	$2,738,918	$14.61	5.3%	97.4%
2027 and thereafter	5	147,387	$1,342,599	$9.11	2.6%	100.0%
Total	493	4,133,169	$51,913,197	$12.56	100%

(a)	“Final Annualized Rent” for each lease scheduled to expire represents the cash rental rates of the respective tenants for the final month prior to expiration multiplied by 12.

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

	Price Range of Common Shares
	High	Low	Dividends Declared
2015
First Quarter	$7.85	$6.62	$0.18
Second Quarter	7.08	6.04	0.18
Third Quarter	6.24	4.77	0.18
Fourth Quarter	5.45	2.25	0.09
2016
First Quarter	$3.23	$1.85	0.09
Second Quarter	3.39	2.73	0.09
Third Quarter	3.40	2.88	0.09
Fourth Quarter	3.45	2.41	0.09

As of March 7, 2017, there were 92,465,095 of our common shares outstanding held by 370 holders of record.

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

See Part II, Item 8, “Financial Statements and Supplementary Data—Note 11: Series D Preferred Shares” for the terms of the purchase agreement limiting our ability to declare dividends.

PERFORMANCE GRAPH

The following graph compares the index of the cumulative total shareholder return on our common shares for the measurement period commencing December 31, 2011 and ending December 31, 2016 with the cumulative total returns of the National Association of Real Estate Investment Trusts (NAREIT) Mortgage REIT index, the NAREIT Equity index and the S&P 500 Index. The following graph assumes that each index was 100 on the initial day of the relevant measurement period and that all dividends were reinvested.

CUMULATIVE TOTAL SHAREHOLDER RETURN INDEX
250
200
150
100
50
-

	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
RAIT	100.00	125.32	210.05	195.77	84.99	117.10
NAREIT Mortgage	100.00	119.89	117.54	138.56	126.25	155.10
NAREIT Equity	100.00	118.06	120.98	157.44	162.48	176.32
S&P 500	100.00	116.00	153.57	174.60	177.01	197.79

Unregistered Sales of Equity Securities and Use of Proceeds

We withheld the following common shares to satisfy tax withholding obligations during the quarter ending December 31, 2016 arising from the vesting of restricted share awards made pursuant to the RAIT Financial Trust 2012 Incentive Award Plan. These common shares may be deemed to be “issuer purchases” of common shares that are required to be disclosed pursuant to the item.

Period	Total Number of Shares Purchased		Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
10/01/2016 to 10/31/2016	—		$—		—	—
11/01/2016 to 11/30/2016	—		$—		—	—
12/01/2016 to 12/31/2016	122,541	(1)	$3.35	(1)	—	—
Total	122,541	(1)	$3.35	(1)		—
(1)	The price reported is the price paid per share using our closing stock price on the New York Stock Exchange on the vesting date of the relevant award.

Item 6.	Selected Financial Data

The following selected financial data information should be read in conjunction with Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements, including the notes thereto, included elsewhere herein (dollars in thousands, except share and per share data).

	As of and For the Years Ended December 31
	2016	2015	2014		2013		2012
Operating Data:
Net interest margin	$53,397	$69,182	$103,109		$103,852		$84,145
Property income	112,836	124,157	113,110		96,428		88,205
Total revenue	173,607	211,614	238,204		220,631		177,606
Interest expense	(55,049)	(61,750)	(47,860)		37,601		40,042
Real estate operating expenses	(56,894)	(62,726)	(59,948)		52,237		49,032
Provision for losses	(8,050)	(8,300)	(5,500)		3,000		2,000
Total expenses	(219,381)	(219,992)	(195,928)		157,282		147,712
Operating income (loss)	(45,774)	(8,378)	42,276		63,349		29,894
Loss on deconsolidation of variable interest entities	—	—	(215,804)		—		—
Change in fair value of financial instruments	(5,946)	11,638	(98,752)		(344,426)		(201,787)
Income (loss) from continuing operations	(37,879)	28,593	(292,830)		(286,919)		(168,995)
Income (loss) from discontinued operations	40,144	34,900	2,855		1,555		654
Gain (loss) on disposal of discontinued operations	47,808	—	—		—		—
Net income (loss)	50,073	63,493	(289,975)		(285,364)		(168,341)
Net income (loss) allocable to common shares	(9,820)	7,158	(318,504)		(308,008)		(182,805)
Earnings (loss) per share from continuing operations:
Basic	$(0.77)	$(0.03)	$(3.93)		$(4.56)		$(3.76)
Diluted	$(0.77)	$(0.03)	$(3.93)		$(4.56)		$(3.76)
Earnings (loss) per share:
Basic	$(0.11)	$0.08	$(3.92)		$(4.54)		$(3.75)
Diluted	$(0.11)	$0.08	$(3.92)		$(4.54)		$(3.75)
Balance Sheet Data:
Investment in mortgages, loans and preferred equity interests, at amortized cost	$1,280,285	$1,606,486	$1,383,218		$1,099,422		$1,044,729
Investments in real estate, net	716,432	986,942	1,006,235		829,865		776,907
Investments in securities, at fair value	—	—	31,412		567,302		655,509
Assets of discontinued operations	—	1,383,547	691,798		182,069		146,825
Total assets	2,406,843	4,415,928	3,485,673		3,008,305		2,904,246
Total indebtedness	1,751,082	2,399,475	2,209,882		2,002,997		1,726,035
Liabilities of discontinued operations	—	952,530	388,974		106,134		94,734
Total liabilities	1,947,492	3,617,160	2,818,523		2,319,645		2,014,122
Total equity	377,770	744,741	587,842		688,660		890,124
Other Data:
Common shares outstanding, at period end	92,295,478	91,586,767	82,506,606		71,447,437		58,913,142
Book value per share	$1.52	$1.88	$1.89		$5.62		$11.16
Ratio of earnings to fixed charges and preferred share dividends	1.1X	1.2X	—	(1)	—	(1)	—	(1)

(1)

The ratio of earnings to fixed charges and preferred share dividends for the years ended December 31, 2014, 2013, and 2012 is deficient by $319.0 million, $308.0 million, and $183.0 million, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an internally-managed Maryland real estate investment trust, or REIT, focused on providing commercial real estate financing throughout the United States. As explained below, we plan to continue to opportunistically divest our non-lending businesses and assets, however, presently, we also own and manage a portfolio of commercial real estate properties and manage real estate assets for third parties. We were formed in August 1997 and commenced operations in January 1998.

See “Part I- Item 1. Business” above, or the business description, which is incorporated herein by reference, for further description of our company, business strategy, 2016 developments, targeted capital structure strategy and other matters.  See also Part II, Item 8, “Financial Statements and Supplementary Data—Note 21: Subsequent Events.”

As described in the business description, we are implementing a strategy to transition RAIT to a streamlined business model that is focused on our core CRE lending business. We began executing this strategy in 2016 and will continue this pursuit throughout 2017.   As described in the business description, our transformational strategy is focused on:

•	concentrating RAIT’s business on our core middle-market CRE lending business;
•	opportunistically divesting, while maximizing the value of, our legacy REO portfolio and ultimately minimizing our REO holdings;
•	opportunistically divesting and maximizing the value of our commercial property management operations, including our Urban Retail property management business;
•	optimizing our capital structure and reducing our outstanding indebtedness;
•	reducing our total expense base; and
•	most importantly, reallocating capital into and growing our core middle market CRE lending activities.

Our transition is ongoing and, once completed, will result in a simpler, more cost efficient and lower leveraged business model that is focused on the core CRE business.  We believe that we will be able to enhance shareholder value by delivering stable and repeatable risk-adjusted returns.  We expect to accomplish that with a significantly lower expense base that matches our lending focused strategy with an appropriate capital structure and lower levels of debt.

We believe we made significant progress executing our strategy to return to our focus on CRE lending including the following steps:

•

The IRT management internalization resulted in IRT paying RAIT $43.0 million to acquire IRT’s external advisor and our multifamily property management business and $62.2 million for our entire IRT common stock position.  RAIT incurred $6.2 million of internalization and transition expenses and the divestiture and deconsolidation of IRT and our multifamily property management business lowered our compensation and G&A expense run rate by approximately $15.0 million.  These transactions led to the operations of IRT and our multifamily property management business being presented as discontinued operations in our financial results.

•

We expect to divest Urban Retail, our commercial property focused property management business.  Once Urban is divested, we expect our revenues and our expenses to each decline by approximately $10 million.

•

We ended 2016 with a REO property portfolio with an aggregate book value of $855 million.  We have been opportunistically selling down our REO property portfolio.  We sold 19 properties for $375 million in aggregate gross proceeds during 2016 through January 2017.  After costs and repaying related indebtedness, we received net proceeds of approximately $41 million.  As of December 31, 2016, we identified 36 properties for disposition, aggregating $540 million of book value.  One of these properties was sold in January 2017 for $36.7 million.  We expect to sell or dispose of the remainder of the $540 million of properties during 2017.

•

The cumulative effect of these initiatives has led to a 35% reduction in our base compensation and G&A expense run rate from $49 million in 2015 to approximately $32 million in 2016.  We are targeting more expense reductions as the transformation continues into 2017.

•

Our strategy also contemplates reducing our overall leverage. During 2016, RAIT’s indebtedness declined by $665 million or 27% from $2.5 billion to $1.8 billion, and total recourse debt, excluding RAIT’s secured credit facilities, declined by $57 million or 13.6%.  RAIT’s corporate leverage, excluding deconsolidated subsidiaries, declined from 83% to 76% at the end of 2016.  We anticipate recycling between approximately $175 million to $225 million through this capital reallocation in

2017 which we believe has the potential of generating approximately $600 million to $800 million in new loan originations, and we have been building a loan origination pipeline to match our capital generation.  See the business description and “Liquidity and Capital Resources” below for further discussion of our longer term target capital structure goals including leverage.

•	In support of our return to our core CRE lending strategy, we implemented management and board changes to better align with our strategic direction:

o

RAIT announced a new Board leadership structure and executive management changes to oversee and execute RAIT’s strategy and its transition to a more streamlined lending-focused, cost efficient and lower leveraged business model.

o	On October 24, 2016, RAIT announced that Michael J. Malter, who joined RAIT’s Board in November 2015, was elected by the Board to serve as its Independent Chairman.
o	Effective December 20, 2016, Scott Davidson, RAIT’s President and former head of its lending business, was named RAIT’s Chief Executive Officer and, concurrently, was appointed to the Board.
o

On February 15, 2017, RAIT announced that Thomas D. Wren, a former banking executive and federal banking regulator, had joined the Board as a new independent trustee with substantial financial, regulatory, capital markets and mortgage REIT expertise, the third new Trustee to join RAIT’s nine-person Board since November 2015.

o

On February 21, 2017, RAIT announced that Paul W. Kopsky, Jr., an accomplished executive with extensive financial and operational leadership expertise across a diverse range of industries, was named to succeed James J. Sebra as RAIT’s Chief Financial Officer and Treasurer.

During 2016, we generated GAAP net income (loss) allocable to common shares of $(9.8) million, or $(0.11) per common share-diluted, as compared to $7.2 million, or $0.08 per common share-diluted, during 2015. During 2016, our cash available for distribution, or CAD, decreased to $40.6 million, or $0.45 per common share, from $66.1 million, or $0.77 per common share for 2015.  CAD is a non-GAAP financial measure.  For management’s definitions and discussion of the usefulness of CAD to investors and management and a reconciliation of our reported net income (loss) to our CAD, see “Non-GAAP Financial Measures” below. For 2016, our CRE lending business originated $157 million of loans and completed its 6th floating rate loan securitization in November 2016, which we refer to as RAIT FL6.  RAIT FL6 was a $258 million floating rate loan securitization and issued $217 million of investment grade bonds with a weighted average interest cost of LIBOR plus 2%.  See “Securitization Summary” below for further discussion of FL6.

Trends That May Affect Our Business

The following trends may affect our business:

Trends relating to capital markets.  We are generally seeing more volatility in the capital markets relevant to our common and preferred shares and our recourse indebtedness, which may affect our ability to raise capital through public offerings of our securities in these categories in the next year.

Trends relating to CRE debt market maturities.  We believe a sizable amount of CRE debt held by CMBS issuers, banks, life insurance companies and other financing sources will mature each year for the next several years.  We believe these maturities will drive refinancing and create opportunities for us to originate CRE loans

Trends Relating to Originating and Financing Conduit Loans and Bridge Loans. Our loan origination volume was lower during 2016 as compared to historical levels due to volatility in interest rates and bond spreads, along with the use of capital to retire our corporate unsecured debt.  We are expecting increased amounts of loan repayments in 2017, as compared to historical periods, as borrowers seek to take advantage of the strong real estate market fundamentals and either sell or refinance their properties.  As a result, given higher levels of competition, we expect loan origination volumes to increase in 2017 and future periods as capital is recycled from REO property sales and as loans repayments and as borrowers seek to refinance their loans.  However, competition to originate loans is increasing as market participants seek to capitalize on the sizeable level of commercial real estate loans that are maturing in 2017 and 2018.

Trends Relating to Investments in Real Estate. We have been opportunistically selling down our REO property portfolio.  As of December 31, 2016, we identified 36 properties for disposition, aggregating $540 million of book value.  One of these properties was sold in January 2017 for $36.7 million.  We expect to sell or dispose of the remainder of the $540 million during 2017. From a performance perspective, we expect the occupancy and rental rates of our office and retail properties to improve or remain stable during 2017 as a result of stable leasing activity during 2016 in our office and retail portfolios and stable or improved economic conditions within the relevant markets of our office and retail properties.

Interest rate environment. While interest rates in 2016 continued to remain at historically low levels, volatility increased as the Federal Reserve began to tighten monetary policies in the second half of 2016.  We believe market participants expect that the future interest rate environment will be higher than 2016 as the Federal Reserve pursues its unemployment and inflationary goals. In the event interest rates rise significantly, we may be impacted, see our discussion below under Item 7A—“Quantitative and Qualitative Disclosures About Market Risk- Interest Rate Risk Management” for a summary of the possible effects on our income and expenses. We use floating rate facilities and long-term floating rate securitization bonds to finance our investments. To the extent the fixed interest rate on our commercial loans do not appropriately match the floating interest rate on the securitization bonds the loans collateralize, we may utilize interest rate derivative contracts to convert our floating rate liabilities into fixed-rate liabilities, effectively match funding our assets with our liabilities.

Prepayment rates. Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayment rates on our assets also may be affected by other factors, including, without limitation, conditions in the housing, real estate and financial markets, general economic conditions and the relative interest rates on adjustable-rate and fixed-rate loans. See “Securitization Summary” below for a discussion of the impact of prepayments on the returns we receive from our retained interests in our consolidated securitizations. As a result of the current low interest rate environment, there may be an increase in prepayment rates in our commercial loan portfolio, which could decrease our net investment income, and a corresponding increase in prepayment rates of our debt securities, which may result in our recognizing non-cash expenses due to fair value adjustments. Our CRE loan portfolio continues to experience elevated levels of loan payoffs as borrowers are taking advantage of the strong real estate markets to either sell or refinance their properties.  As a result, our net interest margin has declined from 2015 through 2016 as loans repay and leverage declines.  Loan repayments were $425.0 million during 2016.

Transitional Impact of Strategy.  We expect that our implementation of the transformative strategy to focus RAIT on CRE lending described above will cause 2017 to be a transitional year for RAIT.  As described above, RAIT is implementing a strategy which will continue RAIT’s transition away from real estate ownership.  This has resulted, and we expect it to continue to result, in a large volume of asset sales and a sizeable deleveraging to RAIT’s balance sheet.  Since most of the debt securing our REO properties collateralizes securitizations, loan repayments and asset sales result in a deleveraging because of the sequential pay structures of the securitization.  We expect our net interest margin and property net operating income to decline in 2017 as compared to 2016.  While we are expecting to see a reduction in costs, we do not expect the savings to offset the reduction in earnings from asset sales and loan repayments.

Assets Under Management

Assets under management, or AUM, is an operating measure representing the total assets that we own or are managing for third parties. While not all AUM generates fee income, it is an important operating measure to gauge our asset growth, volume of originations, size and scale of our operations and our performance. AUM includes our total investment portfolio and assets managed for third parties.

The table below summarizes our AUM as of December 31, 2016 and December 31, 2015 (dollars in thousands):

	AUM as of December 31, 2016	AUM as of December 31, 2015
Commercial real estate portfolio (1)	$2,159,152	$2,772,750
IRT (2)	—	1,372,015
Property management (3)	1,416,072	1,778,836
Total	$3,575,224	$5,923,601

(1)

As of December 31, 2016 and December 31, 2015, our commercial real estate portfolio was comprised of $411.7 million and $554.0 million, respectively, of assets collateralizing RAIT I and RAIT II, $854.6 million and $1.1 billion, respectively, of investments in real estate of RAIT, and $103.4 million and $188.0 million, respectively, of commercial mortgage loans, mezzanine loans and preferred equity interests that were not securitized. As of December 31, 2016 and 2015, our commercial real estate portfolio was also comprised of $789.4 million and $885.1 million, respectively, of assets collateralizing our floating rate securitizations.

(2)

The IRT management internalization, which occurred in December of 2016, decreased our AUM by approximately $1.4 billion as IRT became the manager of its real estate assets, our multifamily real estate assets and third-party real estate assets, which is included within the commercial real estate portfolio in the table above.

(3)

Urban Retail provides management and/or leasing services to 75 properties with 17,406,808 square feet in 26 states as of December 31, 2016. As noted above, we intend to divest Urban Retail during 2017 as part of our strategy to focus on CRE lending. When Urban Retail is divested, we expect that our AUM would be reduced by approximately $1.4 billion.

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

As of December 31, 2016, we have sponsored six securitizations with varying amounts of retained or residual interests held by us which we consolidate in our financial statements as follows: RAIT I, RAIT II, RAIT 2014-FL3 Trust, or RAIT FL3, RAIT 2015-FL4 Trust, or RAIT FL4 and RAIT 2015-FL5 Trust, or RAIT FL5, and RAIT 2016-FL6, or RAIT-FL6.  As discussed below, we exercised our rights and unwound two other securitizations we had sponsored, RAIT 2013-FL1 Trust, or RAIT FL1, in 2015 and RAIT 2014-FL2 Trust, or RAIT FL2, in the third quarter of 2016. We refer to RAIT FL1, RAIT FL2, RAIT FL3, RAIT FL4, RAIT FL5 and RAIT FL6 as the FL securitizations. The assets and liabilities of these securitizations are presented at amortized cost in our consolidated financial statements. We originated substantially all of the loans collateralizing RAIT I, RAIT II and the FL securitizations. We serve as the collateral manager, servicer and special servicer on RAIT I and RAIT II and as servicer and special servicer for each of the FL securitizations.

Over time, our returns on and cash flows from our retained interests in our securitizations generally decrease as the senior classes of debt bearing relatively lower interest rates are paid down by collateral pool payments and other proceeds leaving more junior classes of debt bearing relatively higher interest rates on the smaller collateral pool.  As a result, we continue to evaluate strategies to manage the returns on our capital allocated to our retained interests in each of our securitizations consistent with our rights and obligations under our securitizations and relevant market conditions, which may include, without limitation, unwinding a securitization and rolling the remaining collateral over to a new securitization and may involve, where applicable, selling our properties securing loans included in the collateral pool and repaying such loans.  With respect to our floating rate CMBS securitizations described below, we have implemented a process of unwinding the FL securitizations when, because of loan repayments, the securitizations become inefficient.

Securitization Performance. RAIT I and RAIT II contain interest coverage triggers, or IC triggers, and over collateralization triggers, or OC triggers, that must be met in order for us to receive our subordinated management fees and our lower-rated debt or residual equity returns. If the IC triggers or OC triggers are not met in a given period, then the cash flows are redirected from lower rated tranches and used to repay the principal amounts to the senior tranches of CDO notes payable. These conditions and the re-direction of cash flow continue until the triggers are met by curing the underlying payment defaults, paying down the CDO notes payable, or other actions permitted under the relevant securitization indenture. As of the most recent payment information, all applicable IC triggers and OC triggers continue to be met for RAIT I and RAIT II, and we continue to receive all of our management fees, interest and residual returns from these securitizations. The FL securitizations do not have IC triggers and OC triggers.

Repayment of the loans collateralizing RAIT I and RAIT II outside their contractual maturities increased during 2016, and we expect it to continue to increase in 2017 through 2019. In addition, we have 36 properties held for disposition with an aggregate net book value of $540 million as of December 31, 2016.  The related indebtedness of these properties is expected to be repaid with the proceeds of any sales, which primarily includes paying down the most senior notes outstanding issued by RAIT I and RAIT II, as applicable.  We continue to evaluate our real estate portfolio with regards to identifying other possible properties to sell as part of our previously disclosed capital recycling and debt reduction plan.  Because we own properties that are financed, in part, by loans collateralizing RAIT I and RAIT II, sales of our properties could result in a significant reduction of our securitization notes payable.  These repayments have reduced our returns from these securitizations and we expect future repayments to continue to reduce these returns.  We continue to evaluate alternative strategies seeking to replace these returns.

If the CDO notes issued by RAIT I and RAIT II have not been redeemed in full prior to the distribution date occurring in May 2017, in the case of RAIT I, and June 2017, in the case of RAIT II, then an auction of the collateral assets of RAIT I or RAIT II, as relevant, will be conducted by the relevant trustee periodically thereafter and, if certain conditions set forth in the relevant indenture are satisfied, such collateral assets will be sold at the auction and the relevant CDO notes will be redeemed, in whole, but not in part, on such distribution date.  The first two auctions for RAIT I were held in November 2016 and February 2017, but no sale occurred as no bids were received.

A summary of the investments in our consolidated securitizations as of the most recent payment information is as follows:

Our Legacy Securitizations

We sponsored two securitizations in 2006 and 2007.

•

RAIT I—We closed RAIT I in 2006. RAIT I is collateralized by $608.9 million principal amount of commercial real estate loans and participations, of which $23.9 million is defaulted. The current OC test is passing at 138.6% with an OC trigger of 116.2%. All of the notes issued by this securitization are performing in accordance with their terms. We currently own $46.1 million of the securities that were originally rated investment grade and $200 million of the non-investment grade securities issued by this securitization. We are currently receiving all distributions required by the terms of our retained interests in this securitization and are receiving all of our collateral management fees. We pledged $24.9 million of the securities of RAIT I we own as collateral for the senior secured notes we issued.  We have converted certain of the loans that collateralize RAIT I to real estate owned, thereby acquiring ownership of the related real estate property and leaving the loans and any other indebtedness encumbering the property outstanding. Upon these conversions, we consolidate the assets, liabilities and operations of the real estate properties, including any loans secured by the properties owed to unaffiliated lenders, and the loans collateralizing RAIT I secured by these properties remain outstanding, but are eliminated in consolidation.  For a description of the encumbrances on our investments in real estate held by RAIT I and RAIT II, see Item 8—“Financial Statements and Supplementary Data—Schedule III.”

•

RAIT II— We closed RAIT II in 2007. RAIT II is collateralized by $383.2 million principal amount of commercial real estate loans and participations, of which $18.5 million is defaulted. The current OC test is passing at 140.9% with an OC trigger of 111.7%. All of the notes issued by this securitization are performing in accordance with their terms. We currently own $92.0 million of the securities that were originally rated investment grade and $140.7 million of the non-investment grade securities issued by this securitization. We are currently receiving all distributions required by the terms of our retained interests in this securitization and are receiving all of our collateral management fees. We pledged $49.5 million of the securities we own issued by RAIT II as collateral for senior secured notes we issued.  We have converted certain of the loans that collateralize RAIT II to real estate owned, thereby acquiring ownership of the related real estate property and leaving the loans and any other indebtedness encumbering the property outstanding. Upon these conversions, we consolidate the assets, liabilities and operations of the real estate properties, including any loans secured by the properties owed to unaffiliated lenders, and the loans collateralizing RAIT II secured by these properties remain outstanding, but are eliminated in consolidation. For a description of the encumbrances on our investments in real estate held by RAIT I and RAIT II, see Item 8—“Financial Statements and Supplementary Data—Schedule III.”

Our Floating Rate CMBS Securitizations

Since 2013, we have become a leader in floating rate CMBS securitizations.  We have issued six non-recourse floating rate CMBS securitizations since 2013 and expect these securitizations to remain a significant part of our business.

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

•

RAIT FL2—During the third quarter of 2016, RAIT exercised its right to unwind RAIT FL2 and repaid the outstanding notes.  We refinanced the $99.8 million of remaining loans through our warehouse financing arrangement.  Loan repayments in RAIT FL 2 decreased the efficiency of the securitization and by unwinding this securitization, we increased our returns on our remaining assets.

•

RAIT FL3— We closed RAIT FL3 in 2014. RAIT FL3 is collateralized by $85.7 million of bridge loans and participations, none of which are in default. RAIT FL3 issued classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $48.3 million to investors. All of the notes issued by this securitization are performing in accordance with their terms. We currently hold unrated classes of junior notes, including a class with an aggregate principal balance of $37.4 million, and the equity, or the retained interests, of RAIT FL3.

•

RAIT FL4— We closed RAIT FL4 in 2015.  RAIT FL4 is collateralized by $149.4 million of bridge loans and participations, none of which are in default. RAIT FL4 issued classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $108.0 million. We currently hold the unrated classes of junior notes, including a class with an aggregate principal balance of $41.4 million, and the equity, or the retained interests, of RAIT FL4.

•

RAIT FL5— We closed RAIT FL5 in 2015.  RAIT FL5 has $326.1 million of total collateral at par value, none of which is in default. RAIT FL5 has classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $265.3 million to investors. In February 2016, we contributed our junior notes and equity of RAIT FL5 to a venture. The venture, in which we have retained a 60% interest, owns the unrated classes of junior notes and the equity, or the retained interests, of RAIT FL5.  We received approximately $24.8 million of capital as a result of this contribution. In March 2016, we sold $23.0 million of investment grade notes. The unrated classes of junior notes have an aggregate principal balance of $60.8 million.

•

RAIT FL6— We closed RAIT FL6 in 2016.  RAIT FL6 has $257.9 million of total collateral at par value, none of which is in default. RAIT FL6 has classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $216.6 million to investors. In January 2017, we contributed our junior notes and equity of RAIT FL6 to a venture. The venture, in which we have retained a 60% interest, owns the unrated classes of junior notes and the equity, or the retained interests, of RAIT FL6.  We received approximately $17.0 million of capital as a result of this contribution. The unrated classes of junior notes have an aggregate principal balance of $41.3 million.

IRT Management Internalization

Prior to the IRT management internalization on December 20, 2016, we externally advised IRT and through October 5, 2016, we consolidated IRT and owned approximately 15.5% of IRT’s outstanding common stock.  As part of our strategy to focus on CRE lending described above, we entered into a securities and asset purchase agreement, or the IRT internalization agreement, with IRT on September 27, 2016, pursuant to which IRT completed a management internalization and separation from us, and we sold our interest in IRT.  The IRT internalization agreement required IRT to repurchase our holdings of IRT common stock.  On October 5, 2016, IRT paid us approximately $62.2 million of the proceeds from an underwritten offering of IRT common stock, or the IRT October 2016 offering, to repurchase the 7,269,719 shares of IRT’s common stock from our subsidiaries at a purchase price of $8.55 per share. This purchase price was equal to the price to the public in the IRT October 2016 offering less underwriting discounts or commissions.  The IRT repurchased shares represented all of the shares of IRT common stock we owned.

We used approximately $43.7 million of the proceeds we received from selling our IRT common stock to repay seven mezzanine loans. Participation interests in these mezzanine loans were held as collateral for our consolidated securitization, RAIT II, and certain other legacy securitizations that we no longer consolidate.  As a result of the IRT stock repurchase, RAIT determined that it no longer is the primary beneficiary of IRT, and as a result, RAIT deconsolidated IRT as of October 5, 2016.  Prior to this deconsolidation, we identified IRT as one of our business segments.

The IRT management internalization contemplated by the IRT internalization agreement was completed on December 20, 2016 and consisted of two parts:

•	An IRT affiliate purchased Independence Realty Advisors, LLC, or the IRT advisor, which was our subsidiary and IRT’s external advisor, and

•

An IRT affiliate purchased identified assets and the assumed identified liabilities relating to our multifamily property management business which we refer to as RAIT Residential, including property management contracts relating to apartment properties owned by ourselves, IRT, and third parties.

The purchase price paid by IRT for the IRT management internalization was $43.0 million.

Taberna Exit

We disclosed in September 2014 that we were undertaking to exit our Taberna securitization segment, which included TCM’s business serving as collateral manager of three securitizations, which we refer to as T1, T8 and T9, and our holdings of securities issued by those securitizations. In December 2014, we assigned or delegated all of TCM’s remaining collateral management agreements to a third party. In 2015, we sold all of our holdings of the related securities. The December 2014 transactions resulted in our deconsolidation of T8 and T9, the two of these three securitizations we had previously consolidated. In September 2015, TCM entered into a settlement with the SEC to resolve a non-public investigation by the SEC staff into certain transactions by TCM included in the Taberna securitization segment. Our exit of the Taberna securitization segment did not include TRFT or any of TRFT’s subsidiaries that were not involved in the Taberna securitization segment.

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

The table below reconciles the differences between reported net income (loss), total taxable income and estimated REIT taxable income for the three years ended December 31, 2016 (dollars in thousands):

	For the Years Ended December 31
	2016	2015	2014
Net income (loss), as reported	$50,073	$63,493	$(289,975)
Add (deduct):
Provision for losses	8,050	8,300	5,500
Charge-offs on allowance for losses	(2,810)	(416)	(11,254)
Domestic TRS book-to-total taxable income differences:
Income tax provision (benefit)	2,550	2,798	(2,147)
Stock compensation, forfeitures and other temporary tax differences	2,686	3,123	(731)
Capital losses carryforward (offsetting capital gains)	(32,500)	—	—
Gain on conversion of OP units	—	—	—
Book to tax differences on gain from sale of assets	8,122	10,986	—
Depreciation and amortization differences on real estate	24,076	11,832	—
Capital losses not offsetting capital gains and other temporary tax differences	—	—	—
Change in fair value of financial instruments, net of noncontrolling interests	5,946	(11,743)	98,752
Net (gains) losses on deconsolidation of VIEs	(7,962)	—	215,804
Amortization of intangible assets	6,561	1,591	2,774
CDO investments aggregate book-to-taxable income differences (1)	—	—	(19,074)
Convertible debt retirement premium	—	—	—
Asset Impairments	38,337	—	—
Other book to tax differences	(2,181)	9,716	4,362
Total taxable income (loss)	100,948	99,680	4,011
Taxable (income) loss attributable to domestic TRS entities	(2,933)	(5,473)	12,397
Dividends paid by domestic TRS entities	39,030	5,886	5,086
Allocable share of income from OP and tax partnerships	—	—	—
Net income from IRT (net of taxable dividends received)	(33,149)	(29,267)	—
Distributions designated as capital gain distributions	(38,503)	(52,447)	—
Deductible preferred dividends (2)	(19,201)	(7,996)	(21,494)
Deductible common dividends	(15,547)	(10,383)	—
Net operating loss deduction	(30,645)	—	—
Estimated REIT taxable income (loss) (3)	$—	$—	$—

(1)

Amounts reflect the aggregate book-to-taxable income differences and are primarily comprised of (a) unrealized gains on interest rate hedges within CDO entities that TRFT consolidated, (b) amortization of original issue discounts and debt issuance costs and (c) differences in tax year-ends between TRFT and its CDO investments.

(2)	Dividends paid deduction for preferred dividends is limited to the lesser of (i) REIT taxable income, or (ii) amount of preferred dividends paid.
(3)	As of December 31, 2016, RAIT has an estimated net operating loss carryforward of approximately $40 million that may be used to offset its REIT taxable income in the future.

For the year ended December 31, 2016, the tax classification of our dividends on common shares was as follows:

Declaration Date	Record Date	Payment Date	Dividend Paid	Ordinary Income	Qualified Dividend	Capital Gain Distribution	Unrecaptured Sec. 1250 Gain	Return of Capital
12/7/2015	1/8/2016	1/29/2016	$0.0900	$0.0427	$0.0427	$0.0473	$0.0186	$—
3/14/2016	4/8/2016	4/29/2016	0.0900	0.0427	0.0427	0.0473	0.0186	—
6/15/2016	7/8/2016	7/29/2016	0.0900	0.0427	0.0427	0.0473	0.0186	—
9/19/2016	10/7/2016	10/31/2016	0.0900	0.0427	0.0427	0.0473	0.0186	—
			$0.3600	$0.1708	$0.1708	$0.1892	$0.0744	$—

The preferred dividends that we paid in 2016 were classified as 47.44% ordinary dividend including 47.44% (of total preferred distributions) that was eligible for qualified dividend treatment and 52.56% as capital gain including 20.62% (of total) classified as unrecaptured Internal Revenue Code section 1250 gain.

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

The preferred dividends that we paid in 2015 were classified as 28.2% ordinary dividend including 8.1% (of total preferred distributions) that was eligible for qualified dividend treatment and 71.8% as capital gain including 29.0% (of total) classified as unrecaptured Internal Revenue Code section 1250 gain.

For the year ended December 31, 2014, the tax classification of our dividends on common shares was as follows:

Declaration Date	Record Date	Payment Date	Dividend Paid	Ordinary Income	Qualified Dividend	Capital Gain Distribution	Unrecaptured Sec. 1250 Gain	Return of Capital
12/12/2013	1/7/2014	1/31/2014	$0.1600	$0.0031	$0.0004	$—	$—	$0.1569
3/18/2014	4/4/2014	4/30/2014	0.1700	0.0033	0.0005	—	—	0.1667
6/12/2014	7/11/2014	7/31/2014	0.1800	0.0035	0.0005	—	—	0.1765
9/15/2014	10/7/2014	10/31/2014	0.1800	0.0035	0.0005	—	—	0.1765
			$0.6900	0.0134	$0.0019	$—	$—	$0.6766

The preferred dividends that we paid in 2014 were classified as 100% ordinary dividend including 12.4% (of total preferred distributions) that was eligible for qualified dividend treatment.

Results of Operations

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Revenue

Net interest margin. Net interest margin decreased $15.8 million, or 23%, to $53.4 million for the year ended December 31, 2016 from $69.2 million for the year ended December 31, 2015. Investment interest income decreased $9.2 million driven by lower interest income from $425.0 million of loan payoffs during 2016. Investment interest expense increased $6.6 million due to the RAIT FL5 securitization issued in December 2015 and increases in LIBOR partially offset by a decrease in interest expense due to a reduction in securitization-related indebtedness due to repayments of the underlying loans.

Property income. Property income decreased $11.4 million to $112.8 million for the year ended December 31, 2016 from $124.2 million for the year ended December 31, 2015. The decrease is primarily attributable to $27.4 million of property income related to 30 properties disposed of or deconsolidated after January 1, 2015, partially offset by the following: i) $1.9 million of property income from 5 new properties acquired or consolidated since December 31, 2015; ii) $13.4 million of property income from 11 properties acquired during the year ended December 31, 2015 present for a full year of operation in 2016; and iii) $0.7 million of property income from improved occupancy and rental rates in 2016 as compared to 2015 in the remaining properties.

Fee and other income. Fee and other income decreased $10.9 million to $7.4 million for the year ended December 31, 2016 from $18.3 million for the year ended December 31, 2015. The decrease is primarily attributable to a decrease of $3.9 million of fee income at our retail and office property management company, a decrease in CMBS income of $6.3 million, and a decrease in application fee income from our lending business of $0.7 million during the year ended December 31, 2016 as compared to the same period in 2015.

Expenses

Interest expense. Interest expense decreased $6.8 million to $55.0 million for the year ended December 31, 2016 from $61.8 million for the year ended December 31, 2015. This decrease is primarily attributable to a $4.2 million decrease in interest expense related to pay downs of our convertible and senior notes that occurred in 2016 as well as a $2.1 million decrease in interest expense related to pay downs on our CDO notes.

Real estate operating expense. Real estate operating expense decreased $5.8 million to $56.9 million for the year ended December 31, 2016 from $62.7 million for the year ended December 31, 2015. The decrease is primarily attributable to $15.3 million of real estate operating expenses related to 30 properties disposed of or deconsolidated after January 1, 2015, partially offset by the following: i) $0.8 million of real estate operating expenses from 5 properties acquired since December 31, 2015; and ii) $8.5 million of real estate operating expenses from 11 properties acquired during the year ended December 31, 2015 present for a full year of operation in 2016.

Property management expense. Property management expense increased $0.2 million to $9.5 million for the year ended December 31, 2016 from $9.3 million for the year ended December 31, 2015.

Compensation expense. Compensation expense increased $3.1 million to $18.4 million for the year ended December 31, 2016 from $15.3 million for the year ended December 31, 2015. This is primarily due to less compensation expense being deferred as direct loan origination costs due to a lower volume of loan originations during 2016.

General and administrative expense. General and administrative expense decreased $1.4 million to $13.3 million for the year ended December 31, 2016 from $14.7 million for the year ended December 31, 2015. This decrease is primarily due to a $1.2 million decrease in professional fees.

Acquisition expense. Acquisition expense decreased $1.7 million to $0.6 million for the year ended December 31, 2016 from $2.3 million for the year ended December 31, 2015. This decrease was attributable to a decrease in dead deal costs for the year ended December 31, 2016 as compared to the same period in 2015.

Provision for loan losses. Provision for loan losses decreased $0.2 million to $8.1 million for the year ended December 31, 2016 from $8.3 million for the year ended December 31, 2015.  While we believe we have properly reserved for the probable losses in our portfolio, we continually monitor our portfolio for evidence of loss and recognize additional provisions for loan losses as circumstances or conditions change.

Depreciation and amortization expense. Depreciation and amortization expense increased $5.8 million to $51.3 million for the year ended December 31, 2016 from $45.5 million for the year ended December 31, 2015. The increase is primarily attributable to $5.3 million of accelerated amortization expense on our customer relationships intangible assets.  The remaining increase primarily relates to $0.9 million of depreciation and amortization expense from 5 new properties acquired or consolidated since December 31, 2015 and $9.0 million of depreciation and amortization expenses from 11 properties acquired during the year ended December 31, 2015 present for a full year of operation in 2016, partially offset by a decrease of $9.6 million of depreciation and amortization expense related to 30 properties that were disposed of or deconsolidated after January 1, 2015.

IRT internalization expense. During the year ended December 31, 2016, we incurred $6.3 million of expense related to stock based compensation and bonuses attributable to the internalization of IRT.

Other income (expense)

Gains (losses) on assets. During the year ended December 31, 2016, sixteen multifamily properties, one office building and one parcel of land were sold resulting in a net gain of $53.3 million.

Gain on extinguishment of debt.  During the year ended December 31, 2016, we recognized a gain on extinguishment of debt of $1.3 million.  This includes a $2.3 million gain on the extinguishment of the mortgage indebtedness on three of our multifamily properties upon their sale as they were sold for less than their outstanding indebtedness and the outstanding indebtedness has been satisfied. This was offset by a loss on the extinguishment of debt of $1.3 million related to repurchases and redemptions of our indebtedness, primarily driven by the write-off of the unamortized deferred financing costs associated with the indebtedness.

Asset impairment. During the year ended December 31, 2016, we recognized impairment of $25.2 million on five office properties, one retail property, and five multifamily properties that are expected to be sold.  We also expensed tenant improvements and straight-line rent receivables aggregating $1.7 million associated with tenants that vacated our properties early.  We also recognized a loss on our retail property management subsidiary’s investment in an unconsolidated entity of $0.9 million and recognized impairment of $10.0 million on ten of our industrial properties because they are expected to be disposed of at a loss before the end of their useful lives.  Our exposure to this industrial portfolio began with a mezzanine loan originated in 2006 which we converted to real estate owned in late 2015.

Change in fair value of financial instruments. During the year ended December 31, 2016, the change in fair value of financial instruments decreased our net income by $5.9 million. The fair value adjustments we recorded were as follows (dollars in thousands):

Description	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Change in fair value of trading securities and security-related receivables	$—	$(172)
Change in fair value of junior subordinated notes	(1,318)	2,598
Change in fair value of derivatives	(428)	28
Change in fair value of warrants and investor SARs	(4,200)	9,184
Change in fair value of financial instruments	$(5,946)	$11,638

The changes in the fair value for the trading securities and security-related receivables and the junior subordinated notes was primarily attributable to changes in instrument specific credit risks.  The changes in the fair value of derivatives was primarily due to changes in interest rates. The change in fair value of the warrants and investor SARs was primarily due to changes in the reference stock price and volatility.

Income tax benefit (provision). For the year ended December 31, 2016, the income tax provision was driven by taxable income generated from the IRT management internalization transaction and recording a valuation allowance against our net deferred tax assets related to our other taxable operations.  For the year ended December 31, 2015, the income tax provision was driven by the profitable performance of our taxable operations.

Income (loss) from discontinued operations. During the year ended December 31, 2016, income (loss) from discontinued operations reflected recurring activity from our discontinued operations including a full year of IRT’s ownership of the TSRE portfolio, which was the primary driver behind a $13.9 million improvement in IRT’s operating income in 2016 as compared to 2015 and IRT’s gains on the sales of three of its real estate assets of $32.3 million in 2016.  During the year ended December 31, 2015, income (loss) from discontinued operations reflected recurring activity from our discontinued operations as well as IRT’s gain on the TSRE merger of $64.6 million, net of financing extinguishment and employee separation expenses related to the TSRE merger of $27.5 million and acquisition and integration expenses of $13.2 million.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenue

Net interest margin. Net interest margin decreased $33.9 million to $69.2 million for the year ended December 31, 2015 from $103.1 million for the year ended December 31, 2014. The primary drivers of the decrease in net interest margin include a $22.8 million decrease resulting from the deconsolidation of the T8 and T9 securitizations in December 2014, a $15.6 million decrease associated with loan payoffs during 2014 and 2015, an $8.5 million decrease associated with loans that converted to real estate in 2014 and 2015 and a $14.9 million decrease resulting from non-recurring transactions that occurred in 2014 with no such transactions occurring in 2015.  These decreases were partially offset by $31.4 million of interest income on new loans funded during 2014 and 2015.

Rental income. Rental income increased $11.1 million to $124.2 million for the year ended December 31, 2015 from $113.1 million for the year ended December 31, 2014. The increase is primarily attributable to $1.6 million of rental income from 11 new properties acquired or consolidated since December 31, 2015, $10.1 million from the properties acquired during the year ended December 31, 2014 present for a full year of operations in 2015 and $5.8 million from improved occupancy and rental rates in 2015 as compared to 2014 in our other consolidated properties. The increase was partially offset by $6.4 million of rental income related to properties that were disposed or deconsolidated since December 1, 2014.

Fee and other income. Fee and other income decreased $3.7 million to $18.3 million for the year ended December 31, 2015 from $22.0 million for the year ended December 31, 2014. The decrease is primarily attributable to a $2.2 million decrease in conduit fee income generated during the year ended December 31, 2015 as compared to the year ended December 31, 2014 as a result of the market conditions described in “Overview” and a $1.0 million decrease in collateral management fees due to the sale of collateral management contracts in December 2014, and a $0.4 million decrease in fee income earned by our multifamily property management company.

Expenses

Interest expense. Interest expense increased $13.9 million to $61.8 million for the year ended December 31, 2015 from $47.9 million for the year ended December 31, 2014. This increase is primarily attributable to $4.9 million of interest expense from the increase in our loans payable on real estate, $1.3 million related to our 7.625% senior notes issued in April 2014, $3.2 million related to our 7.125% senior notes issued in August 2014, and $5.0 million related to our senior secured notes present in 2015 but previously eliminated in consolidation with the Taberna securitizations.

Real estate operating expense. Real estate operating expense increased $2.8 million to $62.7 million for the year ended December 31, 2015 from $59.9 million for the year ended December 31, 2014. The increase is primarily attributable to $0.2 million of real estate operating expenses from 11 new properties acquired or consolidated since December 31, 2015 and $4.8 million from the properties acquired during the year ended December 31, 2014 present for a full year of operations in 2015. The increase was partially offset by $1.1 million from improved efficiency in 2015 as compared to 2014 in our other consolidated properties and $3.3 million of real estate operating expenses related to properties that were disposed or deconsolidated after December 31, 2014.

Compensation expense. Compensation expense decreased $0.6 million to $15.3 million for the year ended December 31, 2015 from $15.9 million for the year ended December 31, 2014. This decrease is primarily attributable to less compensation expense being deferred as direct loan origination costs due to a lower volume of loan originations during 2015.

General and administrative expense. General and administrative expense increased $1.2 million to $14.7 million for the year ended December 31, 2015 from $13.5 million for the year ended December 31, 2014. This increase is primarily attributable to an increase of $1.5 million in professional service fees.

Acquisition and integration expense. Acquisition and integration expense increased $1.8 million to $2.3 million for the year ended December 31, 2015 from $0.5 million for the year ended December 31, 2014. This increase was primarily attributable to an increase in dead deal costs in the year ended December 31, 2015 compared to the same period in 2014.

Provision for losses. The provision for losses relates to our investments in our commercial mortgage loan portfolios. The provision for losses increased by $2.8 million for the year ended December 31, 2015 to $8.3 million as compared to $5.5 million for the year ended December 31, 2014.  Our provisioning for loan losses increased primarily related to an increase in the number of impaired loans during the year.  While our non-accrual loans decreased to 2.2% of our loan portfolio, the increase in our impaired loans as of December 31, 2015 was principally related to a first-mortgage loan, which was collateralized by seven properties with an unpaid principal balance of $74.8 million.  While we believe we have properly reserved for the probable losses in our portfolio, we continually monitor our portfolio for evidence of loss and recognize additional provisions for loan losses as circumstances or conditions change.

Depreciation and amortization expense. Depreciation and amortization expense increased $1.5 million to $45.5 million for the year ended December 31, 2015 from $44.0 million for the year ended December 31, 2014. The increase is primarily attributable to $0.9 million of depreciation and amortization from 11 new properties acquired or consolidated since December 31, 2015, and $3.1 million from the properties acquired during the year ended December 31, 2014 present for a full year of operations in 2015. The increase was partially offset by $2.3 million of depreciation and amortization expense related to properties that were disposed or deconsolidated after December 31, 2014.

Other income (expense)

Other income (expense). During the year ended December 31, 2014, other income (expense) included a $21.5 million settlement charge relating to our agreement in principle to settle the SEC investigation of TCM. During the year ended December 31, 2015, other income (expense) included additional legal costs associated with the settlement of the SEC investigation of TCM. In September 2015, this matter was settled with SEC for $21.5 million.

Gains (losses) on assets. During the year ended December 31, 2015, gains (losses) on assets included $37.4 million primarily related to the dispositions of six multifamily properties, one office property, and two parcels of land. During the year ended December 31, 2014, gains (losses) on assets included a $7.7 million loss on sale of an asset held by T8 and T9 which resulted from the illiquid nature of the investment, a $3.0 million charge off for certain assets that were previously disposed of and a $0.3 million loss related to the disposition of a real estate property. This was partially offset by a $5.7 million gain on property acquisitions in 2014 as the fair value of the properties acquired exceeded the purchase price.

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

Change in fair value of financial instruments. During the year ended December 31, 2015, the change in fair value of financial instruments increased our net income by $11.6 million. During the year ended December 31, 2014, the change in fair value of financial instruments reduced our net income by $98.8 million. The fair value adjustments we recorded were as follows (dollars in thousands):

Description	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014
Change in fair value of trading securities and security-related receivables	$(172)	$10,682
Change in fair value of CDO notes payable, trust preferred obligations and junior subordinated notes	2,598	(101,675)
Change in fair value of derivatives	28	(16,352)
Change in fair value of warrants and investor SARs	9,184	8,593
Change in fair value of financial instruments	$11,638	$(98,752)

The changes in the fair value for the trading securities and security-related receivables, CDO notes payable, and other liabilities for which the fair value option was elected was primarily attributable to changes in instrument specific credit risks. The changes in the fair value of the CDO notes payable for which the fair value option was elected was also due to required repayments at par of senior CDO notes due to OC failures when the CDO notes being repaid have a fair value of less than par. The changes in the fair value of derivatives was primarily due to changes in interest rates. The change in fair value of the warrants and investor SARs was primarily due to changes in the reference stock price and volatility.

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

Income (loss) from discontinued operations. During the year ended December 31, 2015, income (loss) from discontinued operations reflected recurring activity from our discontinued operations as well as IRT’s gain on the TSRE merger of $64.6 million, net of financing extinguishment and employee separation expenses related to the TSRE merger of $27.5 million and acquisition and integration expenses of $13.2 million.  During the year ended December 31, 2014 income (loss) from discontinued operations reflected recurring activity from our discontinued operations which was driven by $4.5 million of operating income at IRT.

Non-GAAP Financial Measures

Cash Available for Distribution

Cash available for distribution, or CAD, is a non-GAAP financial measure. We believe that CAD provides investors, analysts and management with a meaningful indicator of operating performance. Management also uses CAD, among other measures, to evaluate profitability and our board of trustees considers CAD in determining our quarterly cash distributions. The compensation committee of our board used CAD as a performance metric in establishing performance-based compensation awards for 2016 and 2015 for some of our executive officers. We also believe that CAD is useful because it adjusts for a variety of noncash items (such as depreciation and amortization, equity-based compensation, realized gain (loss) on assets, provision for loan losses and non-cash interest income and expense items). Furthermore, CAD removes the effect of two securitizations, which we refer to as T8 and T9, which we consolidated until we exited the Taberna business in December 2014.

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

CAD should not be considered as an alternative to net income (loss) or cash generated from operating activities, determined in accordance with GAAP, as an indicator of operating performance. For example, CAD does not adjust for the accrual of income and expenses that may not be received or paid in cash during the associated periods. Please refer to our consolidated financial statements prepared in accordance with GAAP in Part II, Item 8, “Financial Statements and Supplementary Data.” In addition, our methodology for calculating CAD may differ from the methodologies used by other comparable companies, including other REITs, when calculating the same or similar supplemental financial measures and may not be comparable with these companies.

Set forth below is a reconciliation of CAD to net income (loss) allocable to common shares for the years ended December 31, 2016, 2015, and 2014 (dollars in thousands, except share information).  The reconciliation of CAD to net income (loss) for the years ended December 31, 2015 and 2014 has been conformed to reflect the presentation of IRT, IRT’s external advisory and our multifamily property management business as discontinued operations.  The calculation of CAD was not affected by this change in presentation.  Please see Part II, Item 8, “Financial Statements and Supplementary Data—Note 9: Discontinued Operations” for further information regarding the presentation of these entities or distinguishable components of RAIT as discontinued operations.

	For the Year Ended December 31, 2016		For the Year Ended December 31, 2015		For the Year Ended December 31, 2014
	Amount	Per Share (1)	Amount	Per Share (2)	Amount	Per Share (3)
Cash Available for Distribution:
Net income (loss) allocable to common shares	$(9,820)	$(0.11)	$7,158	$0.08	$(318,504)	$(3.92)
Adjustments:
Depreciation and amortization expense	51,304	0.56	45,505	0.54	44,006	0.54
Change in fair value of financial instruments	5,946	0.07	(11,638)	(0.14)	98,752	1.21
(Gains) losses on assets	(53,272)	(0.58)	(37,393)	(0.44)	8,252	0.10
(Gains) losses on deconsolidation of VIEs	—	—	—	—	215,804	2.66
(Gains) losses on extinguishment of debt	(1,331)	(0.01)	—	—	(2,421)	(0.03)
T8 and T9 securitizations, net effect	—	—	—	—	(26,931)	(0.33)
Deferred income tax (benefit) provision	2,213	0.02	2,484		—
Straight-line rental adjustments	(1,369)	(0.02)	95	—	1,111	0.01
Equity-based compensation	3,396	0.04	3,970	0.05	4,201	0.05
Acquisition and integration expenses	624	0.01	2,332	0.03	526	0
Origination fees and other deferred items	34,063	0.37	32,093	0.38	24,489	0.30
Provision for losses	8,050	0.09	8,300	0.10	5,500	0.07
IRT internalization and management transition expenses	6,271	0.07	—		—
Asset impairment	37,785	0.41	8,179	0.10	—	—
Discontinued operations and noncontrolling interest effect of certain adjustments	(43,272)	(0.47)	5,061	0.06	2,739	0.03
Cash Available for Distribution	$40,588	$0.45	$66,146	$0.77	$57,524	$0.71

(1)	Based on 91,153,861 weighted-average shares outstanding for the year ended December 31, 2016.
(2)	Based on 85,524,073 weighted-average shares outstanding for the year ended December 31, 2015.

(3)	Based on 81,328,129 weighted-average shares outstanding for the year ended December 31, 2014.

Funds from Operations

We believe that funds from operations, or FFO, which is a non-GAAP financial measure, is an additional appropriate measure of the operating performance of a REIT. We compute FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT, as net income or loss allocated to common shares (computed in accordance with GAAP), excluding real estate-related depreciation and amortization expense, gains or losses on sales of real estate and the cumulative effect of changes in accounting principles. Our management utilizes FFO as a measure of our operating performance. FFO is not an equivalent to net income or cash generated from operating activities determined in accordance with GAAP. Furthermore, FFO does not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments or uncertainties. FFO should not be considered as an alternative to net income or as an indicator of our operating performance or as an alternative to cash flow from operating activities as a measure of our liquidity.

In the quarter ended September 30, 2016, we changed our method of calculating FFO to exclude the impact of asset impairment.  We have amended our comparable prior period disclosures to conform with the current period presentation for this change.

Set forth below is a reconciliation of FFO to net income (loss) allocable to common shares for the years ended December 31, 2016, 2015, and 2014 (dollars in thousands, except share information). The reconciliation of FFO to net income (loss) for the years ended December 31, 2015 and 2014 has been conformed to reflect the presentation of IRT, IRT’s external advisory and our multifamily property management business as discontinued operations.  The calculation of FFO was not affected by this change in presentation.  Please see Part II, Item 8, “Financial Statements and Supplementary Data—Note 9: Discontinued Operations” for further information regarding the presentation of these entities or distinguishable components of RAIT as discontinued operations.

	For the Year Ended December 31, 2016		For the Year Ended December 31, 2015		For the Year Ended December 31, 2014
	Amount	Per Share (1)	Amount	Per Share (2)	Amount	Per Share (3)
Funds From Operations:
Net income (loss) allocable to common shares	$(9,820)	$(0.11)	$7,158	$0.08	$(318,504)	$(3.92)
Adjustments:
Real estate depreciation and amortization	35,570	0.39	36,951	0.43	35,882	0.44
(Gains) losses on the sale of real estate	(53,272)	(0.58)	(37,102)	(0.43)	319	-
Asset impairment	37,785	0.41	8,179	0.10	—	-
Adjustments related to discontinued operations	(1,747)	(0.02)	(2,267)	(0.03)	2,738	0.03
Funds From Operations	$8,516	$0.09	$12,919	$0.15	$(279,565)	$(3.44)

(1)	Based on 91,153,861 weighted-average shares outstanding for the year ended December 31, 2016.
(2)	Based on 85,524,073 weighted-average shares outstanding for the year ended December 31, 2015.
(3)	Based on 81,328,129 weighted-average shares outstanding for the year ended December 31, 2014.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, pay dividends and other general business needs.

See “Part I- Item 1. Business” above, or the business description, which is incorporated herein by reference, for further description of our targeted capital structure strategy which is part of our transformative strategy to return to our core strategy of focusing primarily on being a CRE lender.  During 2016, we made significant progress towards this targeted capital structure in a number of areas.  We made progress in deleveraging as proceeds from asset sales have been used to reduce our overall indebtedness.  In 2016 and January 2017, we repaid approximately $56.7 million and $17.3 million, respectively, of our unsecured debt obligations and approximately $760.0 million and $84.0 million, respectively, of our secured debt obligations.  In addition, during 2016, the payoff of our legacy CDOs has accelerated and leverage (excluding IRT) has been reduced.  See “Securitization Summary” above for further discussion of our strategy with respect to our legacy CDOs.  We have also implemented expense reduction strategies through structural changes resulting from the IRT management internalization, the contemplated divestiture of Urban Retail and divestiture of our CRE portfolio which we expect will lead to lower asset management costs and reduce our ratio of compensation and G&A expenses to our equity over time and thereby enhance our liquidity.

We believe our available cash and restricted cash balances, other financing arrangements, and cash flows from operations will be sufficient to fund our liquidity requirements for the next 12 months and the foreseeable future.

Our primary cash requirements are as follows:

•	to make investments and fund the associated costs;
•	to repay our indebtedness, including repurchasing, redeeming or retiring our debt before it becomes due;
•	to pay our expenses, including compensation to our employees;
•	to pay U.S. federal, state, and local taxes of our TRSs; and
•	to distribute a minimum of 90% of our REIT taxable income and to make investments in a manner that enables us to maintain our qualification as a REIT.

We intend to meet these liquidity requirements primarily through the following:

•	the use of our cash and cash equivalent balances of $110.5 million as of December 31, 2016;
•	cash generated from operating activities, including net investment income from our investment portfolio, and fee income generated by our commercial real estate platform;
•	proceeds from the sales of assets, including the property sales described in “Overview” above;
•	proceeds from future borrowings, including our CMBS facilities and loan participations;
•	proceeds from alternative sources of financing, such as joint ventures or sales of our retained interests in securitizations we sponsor; and
•	proceeds from future offerings of our securities, including through our DRSPP and ATM programs discussed below.

Cash Flows

As of December 31, 2016 and 2015, we maintained cash and cash equivalents of $110.5 million and $87.5 million, respectively. Our cash and cash equivalents, inclusive of cash and cash equivalents related to discontinued operations, were generated from the following activities (dollars in thousands):

	For the Years Ended December 31
	2016	2015	2014
Cash flows from operating activities	$109,232	$87,871	$49,309
Cash flows from investing activities	609,447	(403,112)	(635,102)
Cash flows from financing activities	(734,034)	319,401	618,672
Net change in cash and cash equivalents	(15,355)	4,160	32,879
Net change in cash and cash equivalents from discontinued operations	38,305	(23,542)	(11,429)
Cash and cash equivalents at beginning of period	87,581	106,963	85,513
Cash and cash equivalents at end of period	$110,531	$87,581	$106,963

Cash flows from operating activities for the year ended December 31, 2016, as compared to the same period in 2015, increased $22.2 million primarily due to the timing of payments for various accounts payable, accrued expenses and other liabilities, and a decrease in accrued interest receivable that related to the payoff of loans whose accrual of interest accrual terms differed from their current payment terms.  Cash flows from operating activities for the year ended December 31, 2015, as compared to the same period in 2014, increase primarily due to sales of conduit loans outpacing the originations of conduit loans during 2015 as compared to 2014 where originations of conduit loans outpaced sales of conduit loans.

The cash inflow for investing activities for the year ended December 31, 2016 was substantially due to the disposal of discontinued operations for $43.0 million, proceeds from property dispositions of $317.4 million as well as loan repayments of $425.0 million outpacing new investments in loans of $154.2 million.  The cash outflow for investing activities for the year ended December 31, 2015 is substantially due to new investments in loans of $598.1 million exceeding loan repayments of $291.2 million as well as acquisitions of real estate properties and capital expenditures on real estate assets of $189.6 million. These cash outflows were partially offset by proceeds from the disposition of real estate assets of $87.6 million.  The cash outflow for investing activities for the year ended December 31, 2014 is substantially due to new investments in loans of $509.3 million which exceeded loan repayments of $156.3 million. We also had cash outflows of $367.3 million due to the acquisition of real estate properties and capital expenditures in our owned real estate assets. These cash outflows were partially offset by payoffs we received for our investment in securities totaling $49.0 million for the year ended December 31, 2014.

The cash outflow from our financing activities during the year ended December 31, 2016 was primarily due to repayments and repurchases of indebtedness, net of issuances, of $1,103.1 million and distributions to shareholders and noncontrolling interests of $81.2 million exceeding proceeds from the issuance of indebtedness of $470.7 million.  The cash inflow from our financing activities during the year ended December 31, 2015 is primarily due to proceeds from credit facilities and term loans of $488.7 million (primarily obtained through IRT’s acquisition of TSRE) and proceeds from our CDO notes and floating rate securitizations of $476.2 exceeding repayments on our credit facilities, loans on real estate, and CDO notes of $557.4 million and distributions to preferred and common shareholders of $84.7 million.  The cash inflow from our financing activities during the year ended December 31, 2014 is primarily due to the issuance of our preferred shares and common shares for $134.9 million, the issuance of noncontrolling interests of $187.8 million, and proceeds from the issuance of indebtedness, net of repayments, of $411.9 million exceeding distributions to preferred and common shareholders and noncontrolling interests of $99.4 million.

As a REIT, we evaluate our dividend coverage based on our cash flow from operating activities, excluding acquisition and integration expenses, the origination and sale of conduit loans, and changes in assets and liabilities. During the year ended December 31, 2016, we paid distributions to our preferred shareholders, common shareholders, and noncontrolling interests of $81.2 million and generated cash flows from operating activities, before acquisition expenses, origination and sale of conduit loans, and changes in assets and liabilities of $72.6 million. The $8.6 million of excess distributions was funded through cash flows from the disposition of real estate assets, which is included in cash flows from investing activities in the consolidated statements of cash flows and totaled $317.4 million during the year ended December 31, 2016.

Capitalization

A discussion of our capitalization is incorporated by reference to Note 5: Indebtedness, Note 11: Series D Preferred Shares and Note 12: Shareholders’ Equity of Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data.”

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

Revenue Recognition for Interest Income. We recognize interest income from investments in commercial mortgage loans, mezzanine loans, and preferred equity interests on a yield to maturity basis. Some of our commercial mortgage loans and mezzanine loans provide for the accrual of interest at specified rates which differ from current payment terms. Interest income is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible. Management will cease accruing interest on these loans when it determines that the interest income is not collectible based on the ultimate value of the underlying collateral using discounted cash flow models and market based assumptions.

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

For further discussion on fair value of our financial instruments, see Item 8- “Financial Statements and Supplementary Data. Note 7: Fair Value of Financial Instruments.”

Off-Balance Sheet Arrangements and Commitments

As of December 31, 2016 we did not have any off-balance sheet arrangements or commitments other than those disclosed in “Contractual Commitments” below.

Contractual Commitments

The table below summarizes our contractual obligations as of December 31, 2016 (dollars in thousands):

	Payment due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Recourse indebtedness:
Convertible senior notes (1)	$126,969	$—	$—	$—	$126,969
Senior notes	128,018	—	70,731	—	57,287
Senior secured notes	62,000	31,000	31,000	—	—
Junior subordinated notes	43,771	—	—	—	43,771
CMBS facilities	26,421	—	26,421	—	—
Total recourse indebtedness	387,179	31,000	128,152	—	228,027
Non-recourse indebtedness
CDO notes payable	542,316	—	—	—	542,316
CMBS securitization	647,921	—	—	—	647,921
Loans payable on real estate	186,237	115,293	2,702	36,082	32,160
Total non-recourse indebtedness	1,376,474	115,293	2,702	36,082	1,222,397
Total indebtedness	1,763,653	146,293	130,854	36,082	1,450,424
Interest payable (2)(3)	643,374	49,366	84,456	70,217	439,337
Operating lease obligations	30,651	1,598	3,482	2,426	23,145
Funding commitments to borrowers (4)	13,760	6,880	6,880	—	—
Total	$2,451,440	$204,137	$225,672	$108,725	$1,912,906

(1)

Our 7.0% convertible senior notes are redeemable, at par at the option of the holder, in April 2021 and April 2026. Our 4.0% convertible senior notes are redeemable, at par at the option of the holder, in October 2018, October 2023, and October 2028.

(2)	All variable-rate indebtedness assumes a 30-day LIBOR rate of 0.77%, which was the 30-day LIBOR rate at December 31, 2016.
(3)

Interest payable is comprised of interest expense related to our indebtedness and the interest cost of the hedges associated with indebtedness. Interest payments related to recourse indebtedness are due by period as follows: $20.3 million-less than one year, $33.7 million-one to three years, $22.5 million-three to five years and $94.0 million-more than five years. Interest payments related to non-recourse indebtedness are due by period as follows: $29.1 million-less than one year, $50.8 million-one to three years, $47.8 million-three to five years and $345.3 million-more than five years. Interest payable on non-recourse, securitization related notes assumes no collateral repayments and that interest is paid on the amount outstanding as of December 31, 2016 through the respective maturity dates.

(4)	Amounts represent the commitments we have made to fund borrowers in our existing lending arrangements as of December 31, 2016.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Credit Summary and Concentrations of Credit Risk

Our investment portfolio had the following key credit statistics as of December 31, 2016:

Commercial real estate loans—We had seven loans on non-accrual status, most of which were originated prior to 2008, with a carrying value of $121.0 million, or 9.3% of our commercial real estate loan portfolio. Our allowance for losses for our commercial loan portfolio was $12.4 million, or 10% of our non-accrual loans and pertained to loans with an unpaid principal balance of $152.4 million.

In our normal course of business, we engage in lending activities with borrowers throughout the United States. As of December 31, 2016, no single borrower or collateral issuer represented greater than 10% of our entire portfolio. The largest concentration by property type in our commercial mortgage loans and mezzanine loan portfolio was office property, which made up approximately 39% of our commercial mortgage loan and mezzanine loan portfolio. For further information on each of our portfolios, please refer to the portfolio summaries in Item 1—“Business”. We also seek to mitigate the risk of default by borrowers on our floating rate loans in the event of significant increases in the applicable interest rates by seeking to have these borrowers enter into interest rate swap agreements capping their exposure to such increases.

Interest Rate Risk Management

Interest rates may be affected by economic, geo-political, monetary and fiscal policy, market supply and demand and other factors generally outside our control, and such factors may be highly volatile. Our interest rate risk sensitive assets and liabilities and derivatives will be typically held for long-term investment and not held for sale purposes. Historically, we have used securitizations to finance our investments to limit interest rate risk by matching the terms of our investment assets with the terms of our liabilities and, to the extent necessary, through the use of hedging instruments. We intend to reduce interest rate and funding risk, allowing us to focus on managing credit risk through our underwriting process and continual credit analysis.  As expected, during 2016, interest rate swap agreements relating to RAIT I and RAIT II terminated in accordance with their terms.

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

As of December 31, 2016, we use a limited number of interest rate-related derivatives to hedge fixed and variable cash flows associated with our loans. These derivatives have an aggregate notional value of $44.1 million and are used to swap the fixed cash flows associated with fixed rate loans into variable-rate payments or cap variable rate cash flows over the lives of the loans. As of December 31, 2016, the interest rate-related derivatives had an aggregate asset fair value of $0.2 million. These derivatives are not designated in hedging relationships.  Changes in the fair value of these instruments that are not designated as hedges under FASB ASC Topic 815, “Derivatives and Hedging” are recorded in earnings.  These derivatives have been excluded from the table below as their impact to our interest rate risk under the scenarios presented in the table is insignificant.

The following table summarizes the interest income and interest expense for a 12-month period, and the change in the net fair value of our investments and indebtedness assuming an instantaneous increase or decrease of 100 basis points in the LIBOR interest rate curve, both adjusted for the effects of our interest rate hedging activities (dollars in thousands):

	Assets (Liabilities) Subject to Interest Rate Sensitivity (Par Amount)	100 Basis Point Increase	100 Basis Point Decrease (a)	200 Basis Point Increase	200 Basis Point Decrease (a)
Interest income from variable-rate investments	$1,274,693	$12,747	$(9,829)	$25,494	$(9,829)
Interest expense from variable-rate indebtedness	(1,260,429)	(12,604)	9,719	(25,209)	9,719
Total interest income (expense) from variable-rate instruments	$14,264	$143	$(110)	$285	$(110)

Fair value of fixed-rate instruments	$20,181	$(1,090)	$1,183	$(2,095)	$2,468
Fair value of fixed-rate indebtedness	(503,784)	5,988	(6,186)	11,784	(12,579)
Net fair value of fixed-rate instruments	$(483,603)	$4,897	$(5,003)	$9,689	$(10,111)

(a)	Assumes the LIBOR interest rate will not decrease below zero. The 1 month LIBOR rate was 0.77% as of December 31, 2016.

Item 8.	Financial Statements and Supplementary Data.

RAIT FINANCIAL TRUST

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders

RAIT Financial Trust:

We have audited the accompanying consolidated balance sheets of RAIT Financial Trust and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules II to IV. These consolidated financial statements and financial statement schedules are the responsibility of RAIT Financial Trust’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RAIT Financial Trust and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), RAIT Financial Trust’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2017 expressed an unqualified opinion on the effectiveness of RAIT Financial Trust’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 13, 2017

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders

RAIT Financial Trust:

We have audited RAIT Financial Trust’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). RAIT Financial Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on RAIT Financial Trust’s internal control over financial reporting based on our audit.

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

In our opinion, RAIT Financial Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RAIT Financial Trust and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated March 13, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 13, 2017

RAIT Financial Trust

Consolidated Balance Sheets

(Dollars in thousands, except share and per share information)

	As of December 31
	2016	2015
Assets
Investment in mortgages, loans and preferred equity interests, at amortized cost:
Commercial mortgages, mezzanine loans and preferred equity interests	$1,292,639	$1,623,583
Allowance for loan losses	(12,354)	(17,097)
Total investment in mortgages, loans and preferred equity interests, net (including $1,184,588 and $1,428,961 held by consolidated VIEs, respectively)	1,280,285	1,606,486
Investments in real estate, net of accumulated depreciation of $138,214 and $158,688, respectively (including $192,070 and $252,376 held by consolidated VIEs, respectively)	716,432	986,942
Cash and cash equivalents	110,531	87,581
Restricted cash	190,179	207,599
Accrued interest receivable	36,271	47,343
Other assets	53,878	67,566
Intangible assets, net of accumulated amortization of $22,230 and $13,234, respectively	19,267	28,864
Assets of discontinued operations (See Note 9)	—	1,383,547
Total assets	$2,406,843	$4,415,928
Liabilities and Equity
Indebtedness, net of unamortized discounts, premiums and deferred financing costs of $36,892 and $53,092, respectively (including $1,288,258 and $1,762,672 held by consolidated VIEs, respectively)	$1,751,082	$2,399,475
Accrued interest payable	8,347	8,595
Accounts payable and accrued expenses	20,016	22,557
Derivative liabilities	—	4,727
Deferred taxes, borrowers’ escrows and other liabilities	168,047	197,908
Liabilities of discontinued operations (See Note 9)	—	952,530
Total liabilities	1,947,492	3,585,792
Series D cumulative redeemable preferred shares, $0.01 par value per share, 4,000,000 shares authorized, 3,536,000 and 4,000,000 shares issued and outstanding, respectively	81,581	85,395
Equity
Shareholders’ equity
Preferred shares, $0.01 par value per share, 25,000,000 shares authorized;
7.75% Series A cumulative redeemable preferred shares, liquidation preference $25.00 per share, 8,069,288 shares authorized, 5,344,353 and 5,306,084 shares issued and outstanding, respectively	53	53
8.375% Series B cumulative redeemable preferred shares, liquidation preference $25.00 per share, 4,300,000 shares authorized, 2,340,969 and 2,340,969 shares issued and outstanding, respectively	23	23
8.875% Series C cumulative redeemable preferred shares, liquidation preference $25.00 per share, 3,600,000 shares authorized, 1,640,425 and 1,640,425 shares issued and outstanding, respectively	17	17
Series E cumulative redeemable preferred shares, $0.01 par value per share, 4,000,000 shares authorized	—	—
Common shares, $0.03 par value per share, 200,000,000 shares authorized, 92,295,478 and 91,586,767 issued and outstanding, respectively, including 1,079,194 and 742,764 unvested restricted common share awards, respectively	2,769	2,748
Additional paid in capital	2,093,257	2,087,137
Accumulated other comprehensive income (loss)	—	(4,699)
Retained earnings (deficit)	(1,723,735)	(1,680,751)
Total shareholders’ equity	372,384	404,528
Noncontrolling interests - continuing operations	5,386	3,948
Noncontrolling interests - discontinued operations	—	336,265
Total noncontrolling interests	5,386	340,213
Total equity	377,770	744,741
Total liabilities and equity	$2,406,843	$4,415,928

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Operations

(Dollars in thousands, except share and per share information)

	For the Years Ended December 31
	2016	2015	2014
Revenue:
Investment interest income	$89,203	$98,432	$133,419
Investment interest expense	(35,806)	(29,250)	(30,310)
Net interest margin	53,397	69,182	103,109
Property income	112,836	124,157	113,110
Fee and other income	7,374	18,275	21,985
Total revenue	173,607	211,614	238,204
Expenses:
Interest expense	55,049	61,750	47,860
Real estate operating expense	56,894	62,726	59,948
Property management expenses	9,479	9,322	8,667
General and administrative expenses:
Compensation expense	18,437	15,349	15,884
Other general and administrative expenses	13,273	14,708	13,537
Total general and administrative expenses	31,710	30,057	29,421
Acquisition and integration expenses	624	2,332	526
Provision for loan losses	8,050	8,300	5,500
Depreciation and amortization expense	51,304	45,505	44,006
IRT internalization and management transition expenses	6,271	—	—
Total expenses	219,381	219,992	195,928
Operating (Loss) Income	(45,774)	(8,378)	42,276
Interest and other income (expense), net	(427)	(1,083)	(21,415)
Gain (losses) on assets	53,272	37,393	(8,252)
Gain (losses) on extinguishment of debt	1,331	—	2,421
Asset impairment	(37,785)	(8,179)	—
Gain (losses) on deconsolidation of VIEs	—	—	(215,804)
Net gain on sale of collateral management contracts	—	—	4,549
Change in fair value of financial instruments	(5,946)	11,638	(98,752)
Income (loss) before taxes	(35,329)	31,391	(294,977)
Income tax benefit (provision)	(2,550)	(2,798)	2,147
Income (loss) from continuing operations	(37,879)	28,593	(292,830)
Discontinued operations:
Income (loss) from discontinued operations	40,144	34,900	2,855
Gain (loss) on disposal of discontinued operations	47,808	—	—
Net income (loss)	50,073	63,493	(289,975)
(Income) loss allocated to preferred shares	(35,160)	(32,830)	(28,993)
(Income) loss allocated to noncontrolling interests	(24,733)	(23,505)	464
Net income (loss) allocable to common shares	$(9,820)	$7,158	$(318,504)
Amount attributable to common shares
Net income (loss) available to common shares from continuing operations	$(69,604)	$(2,002)	$(319,708)
Net income (loss) available to common shares from discontinued operations	59,784	9,160	1,204
Net income (loss)	$(9,820)	$7,158	$(318,504)
Earnings (loss) per share-Basic:
Earnings (loss) per share from continuing operations	$(0.77)	$(0.03)	$(3.93)
Earnings (loss) per share from discontinued operations	0.66	0.11	0.01
Earnings (loss) per share-Basic	$(0.11)	$0.08	$(3.92)
Weighted-average shares outstanding-Basic	91,153,861	85,524,073	81,328,129
Earnings (loss) per share-Diluted:
Earnings (loss) per share from continuing operations	$(0.77)	(0.03)	(3.93)
Earnings (loss) per share from discontinued operations	0.66	0.11	0.01
Earnings (loss) per share-Diluted	$(0.11)	$0.08	$(3.92)
Weighted average shares outstanding-Diluted	91,153,861	86,457,871	81,328,129

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Comprehensive Income (Loss)

(Dollars in thousands)

	For the Years Ended December 31
	2016	2015	2014
Net income (loss)	$50,073	$63,493	$(289,975)
Other comprehensive income (loss):
Change in fair value of interest rate hedges	(133)	(293)	(835)
Realized (gains) losses on interest rate hedges reclassified to earnings	4,824	16,382	40,274
Change in fair value of available-for-sale securities	—	—	3,583
Total other comprehensive income (loss) from continuing operations	4,691	16,089	43,022
Discontinued operations:
Other comprehensive income (loss) from discontinued operations	(607)	—	—
Total other comprehensive income (loss)	4,084	16,089	43,022
Comprehensive income (loss) before allocation to noncontrolling interests	54,157	79,582	(246,953)
Allocation to noncontrolling interests - net (income) loss	(24,733)	(23,505)	464
Allocation to noncontrolling interests - other comprehensive (income) loss	615	—	—
Comprehensive income (loss) allocable to common shares	$30,039	$56,077	$(246,489)

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Changes in Equity

(Dollars in thousands, except share information)

	Preferred Shares— Series A	Par Value Preferred Shares— Series A	Preferred Shares— Series B	Par Value Preferred Shares— Series B	Preferred Shares— Series C	Par Value Preferred Shares— Series C	Common Shares	Par Value Common Shares	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2013	4,069,288	$41	2,288,465	$23	1,640,100	$17	71,444,437	$2,143	$1,920,455	$(63,810)	$(1,257,306)	$601,563	$34,127	$635,690
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(289,511)	(289,511)	(464)	(289,975)
Preferred dividends	—	—	—	—	—	—	—	—	—	—	(28,993)	(28,993)	—	(28,993)
Common dividends declared	—	—	—	—	—	—	—	—	—	—	(58,101)	(58,101)	—	(58,101)
Other comprehensive income (loss), net	—	—	—	—	—	—	—	—	—	43,022	—	43,022	—	43,022
Share-based compensation	—	—	—	—	—	—	—	—	940	—	—	940	—	940
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	192,153	192,153
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	(11,519)	(11,519)
Preferred shares issued, net	706,281	7	—	—	—	—	—	—	16,354	—	—	16,361	—	16,361
Common shares issued for equity compensation	—	—	—	—	—	—	410,749	11	53	—	—	64	—	64
Common shares issued, net	—	—	—	—	—	—	10,648,420	319	88,180	—	—	88,499	—	88,499
4.0% convertible senior notes embedded conversion option	—	—	—	—	—	—	—	—	1,182	—	—	1,182	—	1,182
4.0% convertible senior notes capped call	—	—	—	—	—	—	—	—	(1,481)	—	—	(1,481)	—	(1,481)
Balance, December 31, 2014	4,775,569	48	2,288,465	23	1,640,100	17	82,506,606	2,473	2,025,683	(20,788)	(1,633,911)	373,545	214,297	587,842
Net income (loss)	—	—	—	—	—	—	—	—	—	—	39,988	39,988	23,505	63,493
Preferred dividends	—	—	—	—	—	—	—	—	—	—	(26,275)	(26,275)	—	(26,275)
Preferred Series D discount amortization	—	—	—	—	—	—	—	—	—	—	(6,555)	(6,555)	—	(6,555)
Common dividends declared	—	—	—	—	—	—	—	—	—	—	(53,998)	(53,998)	—	(53,998)
Other comprehensive income (loss), net	—	—	—	—	—	—	—	—	—	16,089	—	16,089	—	16,089
Share-based compensation	—	—	—	—	—	—	—	—	4,466	—	—	4,466	—	4,466
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	123,911	123,911
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(1,000)	—	—	(1,000)	(22,163)	(23,163)
Deconsolidation of real estate owned property	—	—	—	—	—	—	—	—	—	—	—	—	663	663
Preferred shares issued, net	530,515	5	52,504	—	325	—	—	—	13,050	—	—	13,055	—	13,055
Common shares issued for equity compensation	—	—	—	—	—	—	385,322	14	(996)	—	—	(982)	—	(982)
'Common shares issued, net	—	—	—	—	—	—	8,008,817	240	42,185	—	—	42,425	—	42,425
7.0% convertible senior notes embedded conversion option	—	—	—	—	—	—	686,022	21	3,749	—	—	3,770	—	3,770
Balance, December 31, 2015	5,306,084	$53	2,340,969	$23	1,640,425	$17	91,586,767	$2,748	$2,087,137	$(4,699)	$(1,680,751)	$404,528	$340,213	$744,741
Net income (loss)	—	—	—	—	—	—	—	—	—	—	25,340	25,340	24,733	50,073
Preferred dividends	—	—	—	—	—	—	—	—	—	—	(27,374)	(27,374)	—	(27,374)
)Preferred Series D discount amortization	—	—	—		—	—	—	—	—	—	(7,786)	(7,786)	—	(7,786)
Common dividends declared	—	—	—	—	—	—	—	—	—	—	(33,164)	(33,164)	—	(33,164)
Other comprehensive income (loss), net	—	—	—	—	—	—	—	—	—	4,699	—	4,699	(615)	4,084
Share-based compensation	—	—	—	—	—	—	—	39	6,745	—	—	6,784	—	6,784
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	826	826
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	(23,268)	(23,268)
Derecognition of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	4,954	4,954
Disposal of discontinued operations	—	—	—	—	—	—	—	—	—	—	—		(341,457)	(341,457)
Preferred shares issued, net	38,269	—	—	—	—	—	—	—	610	—	—	610	—	610
Common shares issued for equity compensation	—	—	—	—	—	—	699,468	(18)	(1,235)	—	—	(1,253)	—	(1,253)
'Common shares issued, net	—	—	—	—	—	—	9,243	—	—	—	—	—	—	—
Balance, December 31, 2016	5,344,353	$53	2,340,969	$23	1,640,425	$17	92,295,478	$2,769	$2,093,257	$-	$(1,723,735)	$372,384	$5,386	$377,770
The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Years Ended December 31
	2016	2015	2014
Operating activities:
Net income (loss)	$50,073	$63,493	$(289,975)
Adjustments to reconcile net income (loss) to cash flow from operating activities:
Provision for loan losses	8,050	8,300	5,500
Share-based compensation expense	7,720	4,466	4,407
Depreciation and amortization	78,804	73,868	56,784
Amortization of deferred financing costs and debt discounts	20,796	17,943	10,786
Accretion of discounts on investments	(1,039)	(2,045)	(6,449)
Amortization of above/below market leases	(1,780)	(104)	1,438
(Gains) losses on assets	(85,535)	(43,805)	5,370
(Gains) losses on extinguishment of debt	(379)	—	(2,421)
(Gains) losses on deconsolidation of VIEs	—	—	215,804
TSRE financing extinguishment expenses	—	23,219	—
(Gains) on IRT merger with TSRE	(732)	(64,604)	—
Asset impairment	37,785	8,179	—
Gain on disposal of discontinued operations, exclusive of transaction costs	(49,938)	—	—
Change in fair value of financial instruments	5,946	(11,638)	98,752
Provision (benefit) for deferred taxes	2,212	2,484	(2,326)
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	5,145	(2,665)	(10,242)
Decrease (increase) in other assets	116	4,339	(13,722)
Increase (decrease) in accrued interest payable	3,065	2,558	(22,474)
Increase (decrease) in accounts payable and accrued expenses	5,280	(23,120)	16,307
Increase (decrease) in borrowers’ escrows and other liabilities	2,266	(8,922)	13,848
Origination of conduit loans	(13,800)	(389,054)	(441,745)
Sales of conduit loans	35,177	424,979	409,667
Cash flows provided by (used in) operating activities	109,232	87,871	49,309
Investing activities:
Proceeds from sales or repayments of other securities	—	31,241	48,977
Purchase and origination of loans for investment	(154,212)	(598,146)	(509,340)
Principal repayments on loans	425,050	291,228	156,329
Investments in real estate	(30,358)	(52,482)	(367,269)
IRT's acquisition of TSRE, net of cash acquired	—	(137,096)	—
Proceeds from the disposition of real estate	317,444	87,573	3,821
Proceeds from sale of interest in IRT, net of cash deconsolidated	31,572
Proceeds from sale of discontinued operations	43,000	—	—
(Increase) decrease in restricted cash	(23,049)	(25,430)	32,380
Cash flows provided by (used in) investing activities	609,447	(403,112)	(635,102)
Financing activities:
Repayments on secured credit facilities and loans payable on real estate	(259,523)	(274,765)	(36,622)
Proceeds from secured credit facilities, term loans and loans payable on real estate	206,680	488,725	161,080
Repayments and repurchase of CDO notes payable and floating rate securitizations	(717,338)	(282,680)	(244,815)
Net proceeds from issuance of CDO notes and floating rate securitizations	239,236	476,191	336,262
Proceeds from issuance of 4.0% convertible senior notes	—	—	16,750
Proceeds from issuance of senior notes	—	—	131,905
Repurchase of convertible notes and senior notes	(47,614)	—	—
Repayments of senior secured notes	(8,000)	(8,000)	—
Net proceeds (repayments) related to conduit loan repurchase agreements	(36,922)	(19,035)	28,307
Net proceeds (repayments) related to floating rate loan repurchase agreements	(33,724)	31,050	18,996
Proceeds from issuance of other indebtedness	24,796	—	—
Distribution to noncontrolling interests	(23,266)	(22,083)	(21,132)
Issuance of noncontrolling interests	689	—	187,797
TSRE financing extinguishment expenses	—	(23,219)	—
Payments for deferred costs and convertible senior note hedges	(8,098)	(16,547)	(16,536)
Preferred share issuance, net of costs incurred	610	13,055	49,917
Common share issuance, net of costs incurred	(2,052)	41,443	85,004
Repurchase of Series D preferred shares	(11,600)	—	—
Distributions paid to preferred shareholders	(24,776)	(24,166)	(23,522)
Distributions paid to common shareholders	(33,132)	(60,568)	(54,719)
Cash flows (used in) provided by financing activities	(734,034)	319,401	618,672
Net change in cash and cash equivalents	(15,355)	4,160	32,879
Net change in cash and cash equivalents from discontinued operations	(38,305)	23,542	11,429
Net change in cash and cash equivalents from continuing operations	22,950	(19,382)	21,450
Cash and cash equivalents at the beginning of the period	87,581	106,963	85,513
Cash and cash equivalents at the end of the period	$110,531	$87,581	$106,963

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2016

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

We finance a substantial portion of our investments through borrowing and securitization strategies seeking to match the maturities and terms of our financings with the maturities and terms of those investments.

On December 20, 2016, the management internalization of one of our previously consolidated variable interest entities Independence Realty Trust, Inc., or IRT, was completed pursuant to the September 27, 2016 securities and asset purchase agreement, or the IRT internalization agreement.  The IRT management internalization consisted of two parts: (i) the acquisition of Independence Realty Advisors, LLC, or the IRT advisor, which was our subsidiary and IRT’s external advisor, and (ii) the acquisition of certain assets and the assumption of certain liabilities relating to our multifamily property management business which we referred to as RAIT Residential, including property management contracts relating to apartment properties owned by ourselves, IRT, and third parties.  The purchase price paid by IRT for the IRT management internalization was $43,000, subject to certain pro rations at closing.  As part of the same agreement, we sold all of the 7,269,719 shares of IRT’s common stock owned by certain of our subsidiaries on October 5, 2016.  See Note 9: Discontinued Operations for further information regarding the IRT management internalization and its effects on our financial statements.

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

For the years ended December 31, 2016, 2015 and 2014, certain entities or distinguishable components of RAIT have been presented as discontinued operations.  See Note 9: Discontinued Operations for further information.  Also, during the year ended December 31, 2016, we began presenting property management expenses separately on the consolidated statements of operations.  These expenses relate to employees that perform regional supervision, accounting, treasury, human resources and other corporate functions.  We have retroactively adjusted historical periods to reclassify these expenses from compensation expense and general and administrative expenses to property management expenses.

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

As of December 31, 2016

(Dollars in thousands, except share and per share amounts)

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

For entities that we do not consolidate, we account for our investment in them either under the equity method pursuant to ASC Topic 323, “Investments-Equity Method and Joint Ventures” or cost method pursuant to ASC Topic 325, “Investments – Other”.  During the year ended December 31, 2016, we wrote off $864 of our retail property management subsidiary’s investment in an entity because it no longer held the investment.  The charge was reported in asset impairment in the consolidated statements of operations.

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

e. Restricted Cash

Restricted cash consists primarily of tenant escrows and borrowers’ funds held by us to fund certain expenditures or to be released at our discretion upon the occurrence of certain pre-specified events, and to serve as additional collateral for borrowers’ loans. As of December 31, 2016 and 2015, we had $121,395 and $160,453, respectively, of tenant escrows and borrowers’ funds.

Restricted cash also includes proceeds from the issuance of CDO notes payable by securitizations that are restricted for the purpose of funding additional investments in securities subsequent to the balance sheet date. As of December 31, 2016 and 2015, we had $68,784 and $47,146, respectively, of restricted cash held by securitizations.

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

g. Allowance for Loan Losses, Impaired Loans and Non-accrual Status

We maintain an allowance for loan losses on our investments in commercial mortgages, mezzanine loans and preferred equity interests. Management’s periodic evaluation of the adequacy of the allowance is based upon expected and inherent risks in the portfolio, the estimated value of underlying collateral, and current economic conditions. The credit quality of our loans is monitored via quantitative and qualitative metrics.  Quantitatively we evaluate items such as the current debt service coverage ratio and annual net operating income of the underlying property.  Qualitatively we evaluate items such as recent operating performance of the underlying property and history of the borrower’s ability to provide financial support.  These items together are considered in developing our view of each loan’s risk rating which are categorized as either impaired or satisfactory. Management reviews loans for impairment and establishes specific reserves when a loss is probable under the provisions of FASB ASC Topic 310, “Receivables.” A loan is impaired when it is probable that we may not collect all principal and interest payments according to the contractual terms. As part of the detailed loan review, we consider many factors about the specific loan, including payment history, asset performance, borrower’s financial capability and other characteristics. Management evaluates loans for non-accrual status each reporting period. A loan is placed on non-accrual status when the loan payment deficiencies exceed 90 days unless it is well secured and in the process of

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2016

(Dollars in thousands, except share and per share amounts)

collection, or if the collection of principal and interest in full is not probable. Payments received for non-accrual or impaired loans are applied to principal until the loan is removed from non-accrual status. Loans are generally removed from non-accrual status when they are making current interest payments. The allowance for loan losses is increased by the provision for loan losses and decreased by charge-offs (net of recoveries). We charge off a loan when we determine that all commercially reasonable means of recovering the loan balance have been exhausted.  This may occur at a variety of times, including when we receive cash or other assets in a pre-foreclosure sale or take control of the underlying collateral in full satisfaction of the loan upon foreclosure.  We consider circumstances such as these to indicate that the loan collection process has ceased and that a loan is uncollectible.

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

i. Investments in Securities

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2016

(Dollars in thousands, except share and per share amounts)

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

k. Revenue Recognition

1)

Interest income—We recognize interest income from investments in commercial mortgage loans, mezzanine loans, and preferred equity interests, and other securities on a yield to maturity basis. Certain of our commercial mortgage loans, mezzanine loans and preferred equity interests provide for the accrual of interest at specified rates which differ from current payment terms. Interest income is recognized on such loans, the majority of which were originated prior to 2011, at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible. Management will cease accruing interest on these loans when it determines that the interest income is not collectible based on the value of the underlying collateral using discounted cash flow models and market based assumptions. The accrued interest receivable associated with these loans as of December 31, 2016, 2015, and 2014 was $29,845, $34,132, and $41,347, respectively.  These loans are considered to be impaired when the total amount owed exceeds the estimated value of the underlying collateral. One of these loans, with an unpaid principal balance of $12,869 was considered to be impaired as of December 31, 2016.  None of these loans were considered to be impaired as of December 31, 2015 and 2014.

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

2)

Property income—We generate rental income from tenant rent and other tenant-related activities at our consolidated real estate properties. For multifamily real estate properties, property income is recorded when due from residents and

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2016

(Dollars in thousands, except share and per share amounts)

recognized monthly as it is earned and realizable, under lease terms which are generally for periods of one year or less. For retail and office real estate properties, property income is recognized on a straight-line basis from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases, which averages minimum rents over the terms of the leases. For retail and office real estate properties, leases also typically provide for tenant reimbursement of a portion of common area maintenance and other operating expenses to the extent that a tenant’s pro rata share of expenses exceeds a base year level set in the lease.

3)

Fee and other income—We generate fee and other income through our various subsidiaries by (a) funding conduit loans for sale into unaffiliated commercial mortgage-backed securities, or CMBS securitizations, (b) providing or arranging to provide financing to our borrowers, (c) providing ongoing asset management services to investment portfolios under cancelable management agreements, and (d) providing property management services to third parties. We recognize revenue for these activities when the fees are fixed or determinable, are evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided. While we may receive asset management fees when they are earned, we eliminate earned asset management fee income from securitizations while such securitizations are consolidated. During the years ended December 31, 2016, 2015 and 2014, we received $1,420, $1,892 and $4,191, respectively, of earned asset management fees. We eliminated $1,420, $1,644 and $3,200, respectively, of these earned asset management fees as it was associated with consolidated securitizations.

Also, during the years ended December 31, 2016, 2015 and 2014 we earned $7,092, $4,984, and $1,582 of asset management fees, respectively, and $350, $629 and $154 of incentive fees, respectively, related to our Advisory Agreement with IRT.  During the years ended December 31, 2016, 2015 and 2014 we also earned $4,769, $3,675, and $1,759, respectively, of property management and leasing fees related to our property management agreements with IRT’s properties.  As we consolidated IRT through October 5, 2016, all of these fees earned for the years ended December 31, 2015 and 2014 were eliminated in consolidation.  For the year ended December 31, 2016, $5,234 of asset management fees, $350 of incentive fees and $3,776 of property management fees were eliminated in consolidation.

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

As of December 31, 2016

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

As of December 31, 2016

(Dollars in thousands, except share and per share amounts)

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

Our TRS entities generate taxable revenue primarily from (i) advisory fees for services provided to IRT, (ii) property management fees for services provided to RAIT properties, IRT properties and third-party properties, and (iii) fees and other income from our CMBS lending business. In consolidation, the advisory fees and property management fees related to IRT were eliminated through October 5, 2016 and property management fees related to RAIT properties were eliminated in their entirety. Nonetheless, all income taxes are expensed and are paid by the TRSs in the year in which the revenue is received. These income taxes are not eliminated when the related revenue is eliminated in consolidation.

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

q. Intangible Assets

Intangible assets on our consolidated balance sheets represent identifiable intangible assets acquired in business acquisitions. We amortize identified intangible assets to expense over their estimated lives using the straight-line method. We evaluate intangible assets for impairment as events and circumstances change, in accordance with FASB ASC Topic 360, “Property, Plant, and Equipment.” The gross carrying amount for our customer relationships was $12,276 and $19,149 as of December 31, 2016 and December 31, 2015, respectively. The gross carrying amount for our customer relationships has decreased as $6,873 of these assets became fully amortized during the year ended December 31, 2016, $5,273 of which was due to the acceleration of amortization as a result of the cancellation of five customer relationships.  The gross carrying amount for our in-place leases and above-market leases, was $26,122 and $23,047 as of December 31, 2016 and December 31, 2015, respectively. The gross carrying amount for Urban Retail’s trade name was $1,500 as of December 31, 2016 and December 31, 2015. The accumulated amortization for our intangible assets was $22,230 and $13,234 as of December 31, 2016 and December 31, 2015, respectively. We recorded amortization expense of $14,934, $14,283 and $11,924  for the years ended December 31, 2016, 2015 and 2014, respectively. Based on the intangible assets

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2016

(Dollars in thousands, except share and per share amounts)

identified above, we expect to record amortization expense of intangible assets of $5,155 for 2017, $3,388 for 2018, $2,776 for 2019, $2,134 for 2020, $1,811 for 2021 and $4,004 thereafter. As of December 31, 2016, 2015 and 2014, we have determined that no impairment exists on our intangible assets.

q. Goodwill

Goodwill on our consolidated balance sheet represented the amounts paid in excess of the fair value of the net assets acquired from business acquisitions accounted for under FASB ASC Topic 805, “Business Combinations.” Pursuant to FASB ASC Topic 350, “Intangibles-Goodwill and Other”, goodwill is not amortized to expense but rather is analyzed for impairment. We evaluate goodwill for impairment on an annual basis and as events and circumstances change, in accordance with FASB ASC Topic 350. As of December 31, 2016 and 2015, we have $8,342 and $8,854, respectively, of goodwill that is included in Other Assets in the accompanying consolidated balance sheets. During the year ended December 31, 2016 we derecognized $512 of goodwill related to the disposal of discontinued operations. During the year ended December 31, 2015, we recorded an adjustment to correct the deferred tax liability balance with an offset to goodwill for $2,160 related to our acquisition of Urban Retail.  During the year ended December 31, 2014 we revised the initial purchase price allocation related to Urban Retail and recorded a net increase in goodwill of $3,052 related to a deferred tax liability associated with definite-lived intangible assets and an adjustment to a liability based on its fair value. As of December 31, 2016, 2015 and 2014, we have determined that no impairment exists on our goodwill.

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

In April 2015, the FASB issued an accounting standard classified under FASB ASC Topic 835, “Interest”.  This accounting standard amends existing guidance to change reporting requirements for debt issuance costs by requiring debt issuance costs to be presented on the balance sheet as a direct deduction from the debt liability.  This standard was effective for interim and annual reporting periods beginning on or after December 15, 2015, with early adoption permitted.  Retrospective application to prior periods is required.  The adoption of this accounting standard resulted in the reclassification of $31,368 of deferred costs, net of $33,769 of accumulated amortization, as of December 31, 2015 to total indebtedness on our consolidated balance sheet.  Certain of these amounts have been presented within liabilities of discontinued operations.

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

Not Yet Adopted Within These Financial Statements

In May 2014, the FASB issued an accounting standard classified under FASB ASC Topic 606, “Revenue from Contracts with Customers”. This accounting standard generally replaces existing guidance by requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This accounting standard applies to all contracts with customers, except those that are within the scope of other Topics in the FASB ASC.  During 2016 and 2017, the FASB issued multiple amendments to this accounting standard which provide further clarification to this accounting standard.  These

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2016

(Dollars in thousands, except share and per share amounts)

standards amending FASB ASC Topic 606 are currently effective for annual reporting periods beginning after December 15, 2017.  Management is currently evaluating the impact that these standards may have on our consolidated financial statements.

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

In March of 2016, the FASB issued an accounting standard classified under FASB ASC Topic 815, “Derivatives and Hedging”.  This accounting standard clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met.  This standard is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period.  Management does not expect this standard to have a significant impact on our consolidated financial statements.

In March of 2016, the FASB issued an accounting standard classified under FASB ASC Topic 815, “Derivatives and Hedging”.  This accounting standard clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts.  This accounting standard clarifies what steps are required when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative.  Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks.  This standard is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period.  Management does not expect this standard to have a significant impact on our consolidated financial statements.

In March of 2016, the FASB issued an accounting standard classified under FASB ASC Topic 718, “Compensation – Stock Compensation”.  This accounting standard simplifies several aspects of the accounting for share-based payment award transactions, including: (i) income tax consequences; (2) classification of awards as either equity or liabilities; and (iii) classification on the statement of cash flows.  This standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted for any entity in any interim or annual period.  Management is currently evaluating the impact that this standard may have on our consolidated financial statements.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2016

(Dollars in thousands, except share and per share amounts)

In August 2016, the FASB issued an accounting standard classified under FASB ASC Topic 230, “Statement of Cash Flows”.  This accounting standard provides guidance on eight specific cash flow issues: (i)  debt prepayment or debt extinguishment costs; (ii) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective  interest rate of the borrowing; (iii) contingent consideration payments made after a business combination; (iv) proceeds from the settlement of insurance claims; (v) proceeds from the settlement of corporate-owned life insurance policies; including bank-owned life insurance policies; (vi) distributions received from equity method investees; (vii) beneficial interests in securitization transactions; and (viii) separately identifiable cash flows and application of the predominance principle.  The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period.  Management is currently evaluating the impact that this standard may have on our consolidated financial statements and consolidated statement of cash flows.

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

In November 2016, the FASB issued an accounting standard classified under FASB ASC Topic 230, “Statement of Cash Flows”.  The amendments in this accounting standard require that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  The amendments in this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period.  Management is currently evaluating the impact that this standard may have on our consolidated financial statements.

In January 2017, the FASB issued an accounting standard classified under FASB ASC Topic 805, “Business Combinations’. The amendments in this accounting standard clarify the definition of a business by more clearly outlining the requirements for an integrated set of assets and activities to be considered a business and by establishing a practical framework to determine when the integrated set of assets and activities is a business. The amendments in this accounting standard are effective for fiscal years beginning after December 15, 2017, including interim periods with those fiscal years. Early adoption is permitted for transactions not yet

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2016

(Dollars in thousands, except share and per share amounts)

reflected in the financial statements. Management is currently evaluating the impact this standard will have on our consolidated financial statements.

NOTE 3: Investments in Commercial Mortgage Loans, Mezzanine Loans and Preferred Equity Interests

The following table summarizes our investments in commercial mortgage loans, mezzanine loans and preferred equity interests as of December 31, 2016:

	Unpaid Principal Balance	Unamortized (Discounts) Premiums	Carrying Amount	Number of Loans	Weighted- Average Coupon (1)	Range of Maturity Dates
Commercial Real Estate (CRE)
Commercial mortgage loans (2)	$1,162,233	$(852)	$1,161,381	94	5.8%	Jan. 2017 to Dec. 2025
Mezzanine loans	89,811	45	89,856	23	9.9%	Feb. 2017 to Jun. 2027
Preferred equity interests	42,830	(1)	42,829	17	8.2%	Jan. 2017 to Jan. 2029
Total CRE	1,294,874	(808)	1,294,066	134	6.1%
Deferred fees, net	(1,427)	—	(1,427)
Total	$1,293,447	$(808)	$1,292,639
(1)	Weighted-average coupon is calculated on the unpaid principal balance, which does not necessarily correspond to the carrying amount.
(2)

Commercial mortgage loans include two conduit loans with unpaid principal balances and carrying amounts totaling $20,181, a weighted-average coupon of 4.8%, and maturity dates ranging from June 2025 through December 2025. These commercial mortgage loans are accounted for as loans held for sale.

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
(3)

Commercial mortgage loans include six conduit loans with unpaid principal balances and carrying amounts totaling $49,239, a weighted-average coupon of 4.8%, and maturity dates ranging from December 2020 through January 2026.  These commercial mortgage loans are accounted for as loans held for sale.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2016

(Dollars in thousands, except share and per share amounts)

A loan is placed on non-accrual status if it is delinquent for 90 days or more or if there is uncertainty over full collection of principal and interest, which generally includes our impaired loans that have reserves. The following table summarizes the delinquency statistics of our commercial real estate loans as of December 31, 2016 and 2015:

	As of December 31, 2016
Delinquency Status	Current	30 to 59 days	60 to 89 days	90 days or more	In foreclosure or bankruptcy proceedings	Total	Non-accrual (1)
Commercial mortgage loans	$1,111,898	$50,335	$—	$—		$1,162,233	$113,509
Mezzanine loans	88,432	—	—	1,379	—	89,811	1,379
Preferred equity interests	42,830	—	—	—	—	42,830	6,150
Total	$1,243,160	$50,335	$—	$1,379	$—	$1,294,874	$121,038

(1)

Includes five loans that are current and one loan that is 30 to 59 days past due in accordance with their terms, but are on non-accrual due to uncertainty over whether we will fully collect principal and interest.

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

As of December 31, 2016 and December 31, 2015, all of our commercial mortgages, mezzanine loans and preferred equity interests that were 90 days or more past due, or in foreclosure, were on non-accrual status.  As of December 31, 2016 and December 31, 2015, $121,038 and $35,937, respectively, of our commercial real estate loans were on non-accrual status and had weighted-average interest rates of 5.8% and 4.6%, respectively. Also, as of December 31, 2016 and 2015, four and two loans, respectively, with unpaid principal balances of $28,930 and $13,002, respectively, and weighted average interest rates of 12.6% and 11.6%, respectively, were recognizing interest on the cash basis. One of these loans, with an unpaid principal balance of $12,869 was considered to be impaired as of December 31, 2016. None of these loans were considered to be impaired as of December 31, 2015. Additionally, as of December 31, 2016 and 2015, one loan, with an unpaid principal balance of $18,500, which had previously been restructured in a troubled debt restructuring, or TDR, did not accrue interest in accordance with its restructured terms as it has the option to be prepaid at par.

The following table sets forth the maturities of our investments in commercial mortgages, mezzanine loans and preferred equity interests by year:

	Commercial	Mezzanine	Preferred equity	Total
2017	$406,811	$43,590	$8,084	$458,485
2018	430,518	5,742	3,650	439,910
2019	233,223	-	-	233,223
2020	46,274	8,832	7,948	63,054
2021	2,225	-	-	2,225
Thereafter	43,182	31,647	23,148	97,977
Total	$1,162,233	$89,811	$42,830	$1,294,874

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2016

(Dollars in thousands, except share and per share amounts)

Allowance for Loan Losses And Impaired Loans

We closely monitor our loans which require evaluation for loan loss in two categories: satisfactory and impaired. Loans classified as impaired are generally loans which have credit weaknesses or which the credit quality of the collateral has deteriorated. This is determined by evaluating quantitative factors including debt service coverage ratios, net operating income of the underlying collateral and qualitative factors such as current performance of the underlying collateral. We have classified our investment in loans by credit risk category as of December 31, 2016 and December 31, 2015 as follows:

	As of December 31, 2016
Credit Status	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Satisfactory	$1,048,724	$57,063	$36,680	$1,142,467
Impaired	113,509	32,748	6,150	152,407
Total	$1,162,233	$89,811	$42,830	$1,294,874

	As of December 31, 2015
Credit Status	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Satisfactory	$1,336,883	$135,710	$22,291	$1,494,884
Impaired	90,445	33,846	7,946	132,237
Total	$1,427,328	$169,556	$30,237	$1,627,121

The following tables provide a roll-forward of our allowance for loan losses for our commercial mortgage loans, mezzanine loans and preferred equity interests for the years ended December 31, 2016, 2015 and 2014:

	For the Year Ended December 31, 2016
	Commercial Mortgages	Mezzanine Loans	Preferred Equity	Total
Beginning balance	$3,154	$12,139	$1,804	$17,097
Provision (benefit) for loan losses	6,467	(227)	1,810	8,050
Charge-offs, net of recoveries	—	(11,912)	(1,900)	(13,812)
Other (a)	1,019	—	—	1,019
Ending balance	$10,640	$—	$1,714	$12,354

(1)	Represents capitalization of past due interest on modified loans.

	For the Year Ended December 31, 2015
	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Beginning balance	$—	$7,892	$1,326	$9,218
Provision for loan losses	3,154	4,668	478	8,300
Charge-offs, net of recoveries	—	(421)	—	(421)
Ending balance	$3,154	$12,139	$1,804	$17,097

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2016

(Dollars in thousands, except share and per share amounts)

	For the Year Ended December 31, 2014
	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Beginning balance	$—	$21,636	$1,319	$22,955
Provision for loan losses	360	4,894	246	5,500
Charge-offs, net of recoveries	(360)	(18,638)	(239)	(19,237)
Ending balance	$—	$7,892	$1,326	$9,218

Information on those loans considered to be impaired as of December 31, 2016 and December 31, 2015 was as follows:

	As of December 31, 2016
Impaired Loans	Commercial Mortgages	Mezzanine Loans	Preferred Equity	Total
Impaired loans expecting full recovery	$—	$32,748	$—	$32,748
Impaired loans with reserves	113,509	—	6,150	119,659
Total Impaired Loans(1)	$113,509	$32,748	$6,150	$152,407
Allowance for losses	$10,640	$—	$1,714	$12,354

(1)	As of December 31, 2016, there was no unpaid principal relating to previously identified TDRs that are on accrual status.

	As of December 31, 2015
Impaired Loans	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Impaired loans expecting full recovery	$74,800	$3,000	$—	$77,800
Impaired loans with reserves	15,645	30,846	7,946	54,437
Total Impaired Loans(1)	$90,445	$33,846	$7,946	$132,237
Allowance for losses	$3,154	$12,139	$1,804	$17,097

(1)	As of December 31, 2015, there was no unpaid principal relating to previously identified TDRs that are on accrual status.

The average unpaid principal balance and recorded investment of total impaired loans was $134,721, $90,280 and $66,182 during the years ended December 31, 2016, 2015, and 2014, respectively. We recorded interest income from impaired loans of $3,488, $4,419 and $991 for the years ended December 31, 2016, 2015, and 2014, respectively.

We have evaluated modifications to our commercial real estate loans to determine if the modification constitutes a troubled debt restructuring (TDR) under FASB ASC Topic 310, “Receivables”. During the year ended December 31, 2016, there were three restructurings that were considered TDRs.  We restructured two commercial mortgage loans with unpaid principal balances totaling $61,584 in TDRs as their interest payment rates were decreased, although contractual interest will continue to accrue at their original contractual rate, subject to management’s determination that the interest is collectible, and will be owed upon maturity.  Also, we restructured one commercial mortgage loan with an unpaid principal balance of $74,800 in a TDR.  This restructuring involved legally separating the loan into seven separate, cross-collateralized loans, capitalizing past due interest and advances, extending the maturity date and reducing the interest payment rate. Subsequent to this restructuring, in December of 2016, one of the properties collateralizing this loan was converted to real estate. See “Loan-to-Real Estate Conversion” section below for further.  As of December 31, 2016, all three of the troubled debt restructurings that occurred during the year ended December 31, 2016 were on non-accrual status. During the year ended December 31, 2015, there were no restructurings that constituted a TDR. As of December 31, 2016 and December 31, 2015, there were no TDRs that subsequently defaulted for restructurings that had been entered into within the previous twelve months.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2016

(Dollars in thousands, except share and per share amounts)

Loan-to-Real Estate Conversions

In April of 2016, we completed the conversion of one mezzanine loan with a carrying value of $332 to real estate owned property.  The conversion resulted in approximately $18,380 of real estate-related assets and $17,696 of debt being reflected on our consolidated balance sheets.  We recognized a charge-off of $1,203 upon conversion.

In December of 2016, we completed the conversion of a portion of a commercial mortgage loan portfolio with a carrying value of $31,860 to real estate owned property.  The conversion resulted in $31,860 of real estate-related assets on our consolidated balance sheets.

In October of 2015, we completed the conversion of one mezzanine loan with a carrying value of $11,000 to real estate owned property.  The conversion has resulted in approximately $96,200 of real estate-related assets and $82,423 of debt being reflected on our consolidated balance sheets. We recognized a charge-off of $3 upon the conversion.

In December of 2015, we completed the conversion of one commercial mortgage loan with an unpaid principal balance of $66,819 and a carrying value of $53,479 to real estate owned property. The conversion resulted in approximately $63,014 of real estate-related assets being reflected on our consolidated balance sheets. We recognized interest income of $265 upon the conversion, as the converted loan was recognizing interest income on the cash basis and the fair value of the net assets acquired exceeded the amount of the converted loan plus previously accrued interest.

NOTE 4: Investments In Real Estate

The table below summarizes our investments in real estate:

	Book Value as of December 31
	2016	2015
Multifamily real estate properties	$147,201	$470,689
Office real estate properties	397,769	395,224
Industrial real estate properties	93,423	94,938
Retail real estate properties	164,019	134,331
Parcels of land	52,234	50,448
Subtotal	854,646	1,145,630
Less: Accumulated depreciation and amortization	(138,214)	(158,688)
Investments in real estate (1)	$716,432	$986,942

(1)	As of December 31, 2016, three of our multifamily properties, with a carrying amount of $62,428, and two of our parcels of land, with a carrying amount of $14,233, were considered held-for-sale.

As of December 31, 2016 and 2015, our investments in real estate were comprised of land of $169,133 and $225,122, respectively, and buildings and improvements of $685,513 and $920,520, respectively.

As of December 31, 2016, our investments in real estate of $854,646 were financed through $186,237 of mortgage loans or other debt held by third parties and $642,824 of mortgage loans held by our RAIT I and RAIT II CDO securitizations.  As of December 31, 2015, our investments in real estate of $1,145,630 were financed through $269,790 of mortgage loans held by third parties and $851,711 of mortgage loans held by our RAIT I and RAIT II CDO securitizations.  Together, along with commercial real estate loans held by RAIT I and RAIT II, these mortgages serve as collateral for the CDO notes payable issued by the RAIT I and RAIT II CDO securitizations. All intercompany balances and interest charges are eliminated in consolidation.

For our investments in real estate, the leases for our multifamily properties are generally one-year or less and leases for our office and retail properties are operating leases. The following table represents the minimum future rentals under expiring leases for our office and retail properties as of December 31, 2016.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2016

(Dollars in thousands, except share and per share amounts)

2017	$10,490
2018	4,922
2019	3,237
2020	6,752
2021	4,824
2022 and thereafter	21,688
Total	$51,913

Acquisitions:

As discussed in Note 3, we completed the conversion of one mezzanine loan with a carrying value of $11,000 to real estate owned property in October 2015. The conversion had resulted in approximately $96,200 of industrial real estate assets and $82,423 of debt being reflected on our consolidated balance sheets as of December 31, 2015. We performed fair value analyses for the assets acquired and liabilities assumed.  During the first quarter of 2016, we received additional information regarding estimates we had made for certain assets including cash related to tenant security deposits related to this October 2015 acquisition of 10 industrial properties.  This information led to an increase in fair value of the net assets acquired of $437, which we recognized within interest income, as the converted loan was on non-accrual and the fair value of the net assets acquired exceeded the amount of the converted loan plus previously accrued interest.   During the fourth quarter of 2016, we finalized our purchase accounting process related to this acquisition.

As discussed in Note 3, we completed the conversion of one commercial mortgage loan with an unpaid principal balance of $66,819 and a carrying value of $53,479 to real estate owned property, known as Erieview Tower & Parking in December 2015. The conversion had resulted in approximately $63,014 of real estate assets being reflected on our consolidated balance sheets as of December 31, 2015. We performed fair value analyses for the assets acquired.  During the first quarter of 2016, we received additional information regarding estimates we had made as part of the purchase price allocation related to this December 2015 acquisition.  This information, which related to an allocation of the estimated costs required to stabilize this property and an adjacent property to which we have rights to as collateral secured by a first mortgage, led to an increase in fair value of the net assets acquired of $1,499.  This was offset by a decrease of $1,499 to the previously discussed collateral which is reported within investment in mortgage loans, mezzanine loans and preferred equity interests on our consolidated balance sheets.  The $1,499 increase in the net assets acquired was related to an increase in investments in real estate of $3,351, a decrease in intangible assets of $57 and an increase in intangible liabilities of $1,795.  The cumulative catch up effect of the allocation (based on the different useful lives) was an increase to net income of $11.  During the fourth quarter of 2016, we finalized our purchase accounting process related to this acquisition.

As discussed in Note 3, we completed the conversion of one mezzanine loan with a carrying value of $332 to real estate owned property in April 2016.  The conversion resulted in approximately $18,380 of real estate assets, referred to as the Indiana Portfolio, and $17,696 of debt being reflected on our consolidated balance sheets.  We have performed fair value analyses for the assets acquired and liabilities assumed.  We expect to complete the purchase accounting process as soon as practicable, but no later than one year from the date of acquisition.

As discussed in Note 3, we completed the conversion of a portion of a commercial mortgage loan portfolio with a carrying value of $31,860 to real estate owned in December 2016.  The conversion resulted in approximately $31,860 of real estate assets, referred to as Raritan SC, being reflected on our consolidated balance sheets.  We have performed fair value analyses for the assets acquired and liabilities assumed.  We expect to complete the purchase accounting process as soon as practicable, but no later than one year from the date of acquisition.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2016

(Dollars in thousands, except share and per share amounts)

The following table summarizes the aggregate estimated fair value of the assets and liabilities associated with the   properties acquired during the year ended December 31, 2016, on the date of acquisition, for the real estate accounted for under FASB ASC Topic 805.

Description	Fair Value of Assets Acquired During the Year Ended December 31, 2016
Assets acquired:
Investments in real estate	$47,942
Cash and cash equivalents	382
Restricted cash	221
Accounts receivable and other assets	5
Intangible assets	3,185
Total assets acquired	51,735
Liabilities assumed:
Indebtedness, net	17,696
Accounts payable and accrued expenses	852
Other liabilities	1,072
Total liabilities assumed	19,620
Estimated fair value of net assets acquired	$32,115

The following table summarizes the consideration transferred to acquire the real estate properties and the amounts of identified assets acquired and liabilities assumed at the respective acquisition date:

Description	Total Estimated Fair Value
Fair value of consideration transferred:
Investments in loans, accrued interest receivable and other assets (net of allowance for loan losses of $1,213)	$32,192
Total	$32,192

The table below presents the revenue and net income (loss) attributable to the properties acquired during the year ended December 31, 2016 as reported in our consolidated financial statements.

	For the Year Ended December 31, 2016
Property	Total Revenue	Net income (loss) allocable to common shares
Indiana Portfolio	$1,911	$(800)
Raritan SC	—	—
Total	$1,911	$(800)

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2016

(Dollars in thousands, except share and per share amounts)

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

Description	For The Year Ended December 31, 2016	For The Year Ended December 31, 2015
Pro forma total revenue (unaudited)	$176,202	$217,478
Pro forma net income (loss) allocable to common shares (unaudited)	(9,193)	7,461
Earnings (loss) per share attributable to common shareholders
Basic—as pro forma (unaudited)	(0.10)	0.09
Diluted—as pro forma (unaudited)	(0.10)	0.09

Dispositions:

During the year ended December 31, 2016, we disposed of sixteen multifamily real estate properties, one office property, and one parcel of land (combined in the below table).  We also recognized $5 of loss on sales related to properties sold in the prior year as we settled remaining amounts with the buyers.  The below table summarizes these dispositions and also presents each property’s contribution to net income (loss) allocable to common shares, excluding the impact of the gain (loss) on sale:

				For the Year Ended December 31, 2016
Property Name	Property Type	Date of Sale	Sale Price	Gain (loss) on sale	Net income (loss) allocable to common shares
Mineral/Lincoln	Office	03/25/2016	$7,949	$(374)	$—
Ventura	Multifamily	03/30/2016	8,750	115	45
Saxony	Land	04/06/2016	1,500	(12)	(4)
Desert Wind (1)	Multifamily	05/18/2016	8,750	(2,032)	52
Las Vistas (1)	Multifamily	05/18/2016	10,500	(61)	122
Penny Lane (1)	Multifamily	05/18/2016	10,000	3,248	121
Sandal Ridge (1)	Multifamily	05/18/2016	12,250	3,482	162
Silversmith	Multifamily	06/03/2016	6,200	1,227	95
Coles Crossing (2)	Multifamily	09/20/2016	43,750	(3,965)	90
Eagle Ridge and Grand Terrace	Multifamily	09/21/2016	44,650	11,757	534
Augusta	Multifamily	09/28/2016	37,500	10,431	871
Ellington	Multifamily	11/03/2016	36,200	8,646	1,000
Regency Meadows	Multifamily	11/08/2016	7,200	(68)	(502)
River Park West	Multifamily	11/17/2016	30,150	1,886	279
Ashford	Multifamily	12/09/2016	24,050	2,430	157
Tierra Bella	Multifamily	12/14/2016	12,468	3,271	330
Mandalay Bay	Multifamily	12/21/2016	36,000	13,296	(698)
Total			$337,867	$53,277	$2,654

(1)	These properties were disposed of as a group of assets in a portfolio sale on May 18, 2016.
(2)	The loss on sale related to this property primarily results from a defeasance premium of $1,318 and the writeoff of the noncontrolling interest of $2,518.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2016

(Dollars in thousands, except share and per share amounts)

During the year ended December 31, 2015, we disposed of six multifamily real estate properties, one office property, and two parcels of land (combined in the below table).  The below table summarizes these dispositions and also presents each property’s contribution to net income (loss) allocable to common shares, excluding the impact of the gain (loss) on sale:

				For the Year Ended December 31, 2015
Property Name	Property Type	Date of Sale	Sale Price	Gain (loss) on sale	Net income (loss) allocable to common shares
English Aire/Lafayette	Multifamily	05/15/2015	$18,786	$—	$265
Preserve at Colony Lakes	Multifamily	06/23/2015	49,250	17,913	733
Del Aire/Cardinal	Land	07/06/2015	3,000	901	(15)
Regency Manor	Multifamily	09/10/2015	17,500	6,435	403
Vista Lago	Multifamily	12/22/2015	17,675	7,844	685
Balcones	Multifamily	12/31/2015	30,000	2,938	284
Long Beach	Office	12/30/2015	5,200	1,068	122
Total			$141,411	$37,099	$2,477

We deferred a gain on the sale for English Aire / Lafayette of $3,124 which was classified within other liabilities and will be recognized under the installment method as the buyer’s initial investment was insufficient.

We deconsolidated one multifamily real estate property in June 2015 and one office property in November 2015 with a total carrying value of $23,897 and $21,753, respectively, as we agreed to amend our rights in the properties’ related limited partnership agreements. We recorded a gain of $0 and $294, respectively, upon deconsolidation of these properties.

In January of 2017, we sold one multifamily real estate property for $36,650.  In March of 2017, we sold one office real estate property and one multifamily real estate property for a sales price of $12,175 and $23,750, respectively. We expect to recognize gains on the sales of these assets. The majority of the proceeds will be used to repay related indebtedness of the properties, some of which is held by our RAIT I and RAIT II CDO securitizations.

In February and March of 2017, the senior lender foreclosed on the mortgage liens encumbering five of our industrial properties that had an aggregate carrying value of $43,351.  As a result, the senior lender or its assignee/designee now owns these five properties, subject to any redemption rights that we have under applicable state law, if any.  These five properties along with five of our other industrial properties serve as collateral for a mortgage loan with an unpaid principal balance of $81,943.  As of December 31, 2016, our assets approximated our liabilities on our consolidated balance sheet as it relates to these ten industrial properties.

Impairment:

During the year ended December 31, 2016, we recognized impairment of $32,782 as it was more likely than not we would dispose of certain assets before the end of their previously estimated useful lives, and a portion of our recorded investment in these assets was determined to not be recoverable.  During the year ended December 31, 2016, we expensed tenant improvements and straight-line rent receivables aggregating $1,703 associated with tenants who vacated our properties early.  We also recognized a loss on our retail property management subsidiary’s investment in an unconsolidated entity of $864.  We also derecognized the noncontrolling interest of $2,436 related to ten of our industrial properties as they were impaired.

During the year ended December 31, 2015, we recognized an impairment of three real estate assets of $8,179 as it was more likely than not we would dispose of these assets before the end of their previously estimated useful life, and a portion of our recorded investment in these assets was determined to not be recoverable.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2016

(Dollars in thousands, except share and per share amounts)

NOTE 5: Indebtedness

We maintain various forms of short-term and long-term financing arrangements. Generally, these financing agreements are collateralized by assets within securitizations.

The following table summarizes our total recourse and non-recourse indebtedness as of December 31, 2016:

Description	Unpaid Principal Balance	Unamortized Discount and Deferred Finance Costs	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
7.0% convertible senior notes (1)	$871	$(40)	$831	7.0%	Apr. 2031
4.0% convertible senior notes (2)	126,098	(5,827)	120,271	4.0%	Oct. 2033
7.625% senior notes	57,287	(1,719)	55,568	7.6%	Apr. 2024
7.125% senior notes	70,731	(1,543)	69,188	7.1%	Aug. 2019
Senior secured notes	62,000	(3,767)	58,233	7.0%	Apr. 2017 to Apr. 2019
Junior subordinated notes, at fair value (3)	18,671	(6,849)	11,822	4.8%	Mar. 2035
Junior subordinated notes, at amortized cost	25,100	—	25,100	3.4%	Apr. 2037
CMBS facilities	26,421	(1,513)	24,908	3.1%	Nov. 2017 to Jul. 2018
Total recourse indebtedness	387,179	(21,258)	365,921	5.5%
Non-recourse indebtedness:
CDO notes payable, at amortized cost (4)(5)	542,316	(7,815)	534,501	1.7%	Jun. 2045 to Nov. 2046
CMBS securitizations (6)	647,921	(6,844)	641,077	3.1%	Jan. 2031 to Dec. 2031
Loans payable on real estate (7)	186,237	(569)	185,668	5.7%	Jun. 2016 to Dec. 2021
Total non-recourse indebtedness	1,376,474	(15,228)	1,361,246	2.9%
Other indebtedness (8)	24,321	(406)	23,915	—	—
Total indebtedness	$1,787,974	$(36,892)	$1,751,082	3.5%

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2016

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

(5)  Collateralized by $950,554 principal amount of commercial mortgage loans, mezzanine loans and preferred equity interests, $535,041 of which eliminates in consolidation. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

(6)  Collateralized by $789,421 principal amount of commercial mortgage loans and participation interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

(7)  One loan payable on real estate had a maturity date of June 2016. This loan is currently in default and is in the process of foreclosure.

(8)  Represents a 40% interest issued to an unaffiliated third party in a venture to which we contributed the junior notes and equity of a floating rate securitization. We retained a 60% interest in this venture, and, as a result of our controlling financial interest, we consolidated the venture. We received approximately $24,796 of proceeds as a result of issuing this 40% interest, which has an unpaid principal balance of $24,321. This 40% interest has no stated maturity date and does not provide for its mandatory redemption or any required return or interest payment. The venture interests allocate the distributions on such junior notes and equity when made between the parties to the venture.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2016

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

(5)  Collateralized by $1,388,194 principal amount of commercial mortgage loans, mezzanine loans and preferred equity interests, $815,745 of which eliminates in consolidation. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

(6)  Collateralized by $885,055 principal amount of commercial mortgage loans and participation interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors

Recourse indebtedness refers to indebtedness that is recourse to our general assets, including the loans payable on real estate that are guaranteed by us. Non-recourse indebtedness consists of indebtedness of consolidated securitizations and loans payable on real estate which is recourse only to specific assets pledged as collateral to the lenders. The creditors of each consolidated securitization have no recourse to our general credit.

The current status or activity in our financing arrangements occurring as of or during the year ended December 31, 2016 is as follows:

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

Prior to April 5, 2016, the 7.0% convertible senior notes were not redeemable at our option, except to preserve RAIT’s status as a REIT. On or after April 5, 2016, we may redeem all or a portion of the 7.0% convertible senior notes at a redemption price equal to the principal amount plus accrued and unpaid interest. Holders of 7.0% convertible senior notes may require us to repurchase all or a portion of the 7.0% convertible senior notes at a purchase price equal to the principal amount plus accrued and unpaid interest on April 1, 2016, April 1, 2021, and April 1, 2026, or upon the occurrence of certain defined fundamental changes.

The 7.0% convertible senior notes are convertible at the option of the holder at a current conversion rate of 195.0060 common shares per $1 principal amount of 7.0% convertible senior notes (equivalent to a current conversion price of $5.13 per common share). Upon conversion of 7.0% convertible senior notes by a holder, the holder will receive cash, our common shares, or a combination of cash and our common shares, at our election. We include the 7.0% convertible senior notes in diluted earnings per share using the if-converted method if the conversion value in excess of the par amount is considered in the money during the respective periods.

According to FASB ASC Topic 470, “Debt”, we recorded a discount on our issued and outstanding 7.0% convertible senior notes of $8,228. This discount reflects the fair value of the embedded conversion option within the 7.0% convertible senior notes and was recorded as an increase to additional paid in capital. The fair value was calculated by discounting the cash flows required in the indenture relating to the 7.0% convertible senior notes agreement by a discount rate that represents management’s estimate of our senior, unsecured, non-convertible debt borrowing rate at the time when the 7.0% convertible senior notes were issued. The discount was fully amortized to interest expense through April 1, 2016, the date at which holders of our 7.0% convertible senior notes could require repayment.

On October 2, 2015 and October 5, 2015, holders of $2,010 of the 7.0% convertible notes exercised their option to convert their notes.  At that time, the conversion rate was 167.8233 common shares per $1 principal amount.  We elected to settle the conversion by issuing 337,324 common shares (plus cash in lieu of fractional shares).

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2016

(Dollars in thousands, except share and per share amounts)

On November 10, 2015 and November 12, 2015, holders of $2,008 of the 7.0% convertible notes exercised their option to convert their notes.  At that time, the conversion rate was 173.6550 common shares per $1 principal amount.  We elected to settle the conversion by issuing 348,698 common shares (plus cash in lieu of fractional shares).

During the year ended December 31, 2016, a total of $29,177 in aggregate principal amount of the 7.0% convertible senior notes  were put back to us and we repurchased the notes for total consideration of $29,177.

4.0% convertible senior notes. On December 10, 2013, we issued and sold in a public offering $125,000 aggregate principal amount of our 4.0% Convertible Senior Notes due 2033, or the 4.0% convertible senior notes. After deducting the underwriting discount and offering costs, we received approximately $121,250 of net proceeds. In January 2014, the underwriters exercised the overallotment option with respect to an additional $16,750 aggregate principal amount of the 4.0% convertible senior notes and we received total net proceeds of $16,300 after deducting underwriting fees and adjusting for accrued interim interest. In the aggregate, we issued $141,750 aggregate principal amount of the 4.0% convertible senior notes in the offering and raised total net proceeds of approximately $137,238 after deducting underwriting fees and offering expenses. Interest on the 4.0% convertible senior notes is paid semi-annually and the 4.0% convertible senior notes mature on October 1, 2033.

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

The 4.0% convertible senior notes are convertible at the option of the holder at a current conversion rate of 108.5803 common shares per $1 principal amount of 4.0% convertible senior notes (equivalent to a current conversion price of $9.21 per common share). Upon conversion of 4.0% convertible senior notes by a holder, the holder will receive cash, our common shares, or a combination of cash and our common shares, at our election. We include the 4.0% convertible senior notes in earnings per share using the if-converted method if the conversion value in excess of the par amount is considered in the money during the respective periods.

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

During the year ended December 31, 2016, we repurchased a total of $15,652 in aggregate principal amount of 4.0% convertible senior notes for a total consideration of $14,075.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2016

(Dollars in thousands, except share and per share amounts)

change, at a repurchase price equal to 101% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The senior notes are not convertible into equity securities of RAIT. They contain financial covenants that are consistent with our other debt agreements.

During the year ended December 31, 2016, we repurchased a total of $2,713 in aggregate principal amount of 7.625% senior notes for a total consideration of $2,172.

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

           During the year ended December 31, 2016, we repurchased a total of $1,174 in aggregate principal amount of 7.125% senior notes for a total consideration of $1,081.

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

The senior secured notes were issued pursuant to an indenture agreement dated October 5, 2011 which contains customary events of default, including those relating to nonpayment of principal or interest when due and defaults based upon events of bankruptcy and insolvency. The senior secured notes are each $25,000 principal amount with a weighted average interest rate of 7.0% and have maturity dates ranging from April 2017 to April 2019. Interest is paid quarterly on October 30, January 30, April 30 and July 30 of each year.  The senior secured notes are secured and are not convertible into equity securities of RAIT.

During the year ended December 31, 2016, we repaid $8,000 of the senior secured notes.

In January 2017, we redeemed $15,500 in principal amount of the 6.75% senior notes at a redemption price equal to the principal amount plus accrued and unpaid interest.

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

On October 25, 2010, pursuant to a securities exchange agreement, we exchanged and cancelled the first $18,671 junior subordinated note for another junior subordinated note, which we refer to as the second $18,671 junior subordinated note, in aggregate principal amount of $18,671 with a reduced interest rate and provided $5,000 of our 6.875% convertible senior notes as collateral for the second $18,671 junior subordinated note. The second $18,671 junior subordinated note had a fixed rate of interest of 0.5% through March 30, 2015, and thereafter a floating rate of three-month LIBOR plus 400 basis points, with such floating rate not to exceed 7.0%. The maturity date remains the same at March 30, 2035. At issuance, we elected to record the second $18,671 junior subordinated note at fair value under FASB ASC Topic 825, with all subsequent changes in fair value recorded in earnings.  The fair value, or carrying amount, of this indebtedness was $12,028 as of December 31, 2016.

Junior subordinated notes, at amortized cost. On February 12, 2007, we formed Taberna Funding Capital Trust I which issued $25,000 of trust preferred securities to investors and $100 of common securities to us. The combined proceeds were used by Taberna

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2016

(Dollars in thousands, except share and per share amounts)

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

CMBS facilities. On October 27, 2011, we entered into a two year CMBS facility pursuant to which we may sell, and later repurchase, performing whole mortgage loans or senior interests in whole mortgage loans secured by first liens on stabilized commercial properties which meet current standards for inclusion in CMBS transactions. The purchase price paid for any asset purchased will be equal to 75% of the lesser of the market value (determined by the purchaser in its sole discretion, exercised in good faith) or par amount of such asset on the purchase date. On July 28, 2014, we entered into an amended and restated master repurchase agreement, or the Amended MRA. The Amended MRA added defined floating-rate whole loans and senior interests in whole loans as eligible purchased assets which we could sell to the investment bank and later repurchase. All eligible purchased assets must be acceptable to the investment bank in its sole discretion. The Amended MRA increased the aggregate principal amount available under the facility to $200,000 from $100,000 provided that the aggregate outstanding purchase price under the Amended MRA at any time for all floating rate loans cannot exceed $100,000. Fixed rate loans and floating rate loans incur interest at LIBOR plus 250 basis points. The Amended MRA contains standard margin call provisions and financial covenants. On July 28, 2016, this facility was amended decreasing the capacity to $150,000 and extending the maturity date to July 28, 2018.  As of December 31, 2016, we had $22,371 of outstanding borrowings under the Amended MRA. As of December 31, 2016, we were in compliance with all financial covenants contained in the Amended MRA.

On November 23, 2011, we entered into a one year CMBS facility, or the $150,000 CMBS facility, pursuant to which we may sell, and later repurchase, commercial mortgage loans secured by first liens on stabilized commercial properties which meet current standards for inclusion in CMBS transactions. Effective November 17, 2015, we extended the maturity of the $150,000 CMBS facility to the earlier of November 16, 2016 or the day on which an event of default occurs. The aggregate principal amount available under the $150,000 CMBS facility is $150,000 and incurs interest at LIBOR plus 250 basis points. The purchase price paid for any asset purchased is up to 75% of the lesser of the unpaid principal balance and the market value (determined by the purchaser in its sole discretion, exercised in good faith) of such purchased asset on the purchase date. The $150,000 CMBS facility contains standard margin call provisions and financial covenants. On November 16, 2016, this facility was amended decreasing the capacity to $100,000 and extending the maturity date to November 16, 2017.  As of December 31, 2016, we had $0 of outstanding borrowings under the $100,000 CMBS facility. As of December 31, 2016, we were in compliance with all financial covenants contained in the $100,000 CMBS facility.

On January 27, 2014, we entered into a two year $75,000 commercial mortgage facility, or the $75,000 commercial mortgage facility, pursuant to which we may sell, and later repurchase, commercial mortgage loans and other assets meeting defined eligibility criteria which are approved by the purchaser in its sole discretion. Effective September 28, 2015, we extended the maturity of the $75,000 commercial mortgage facility to January 22, 2018 or such date as determined by the Buyer in its good faith discretion pursuant to its rights and remedies under the Agreement. The $75,000 commercial mortgage facility incurs interest at LIBOR plus 200 basis points. The $75,000 commercial mortgage facility contains standard margin call provisions and financial covenants. As of December 31, 2016, we had $4,050 of outstanding borrowings under the $75,000 commercial mortgage facility. As of December 31, 2016, we were in compliance with all financial covenants contained in the $75,000 commercial mortgage facility.

On December 23, 2014, we entered into a $150,000 commercial mortgage facility, or the $150,000 commercial mortgage facility, pursuant to which we may sell, and later repurchase, commercial mortgage loans and other assets meeting defined eligibility criteria which are approved by the purchaser in its reasonable discretion. The $150,000 commercial mortgage facility incurs interest at LIBOR plus 200 basis points. The purchase price paid for any asset purchased is based on a defined percentage of the lesser of its unpaid principal balance or its defined market value. On December 20, 2016, we extended the maturity of the $150,000 commercial facility to December 19, 2017 or the day on which an event of default occurs. The $150,000 commercial mortgage facility contains standard margin call provisions and financial covenants. As of December 31, 2016, we had $0 of outstanding borrowings under the $150,000 commercial mortgage facility.  As of December 31, 2016, we were in compliance with all financial covenants contained in the $150,000 commercial mortgage facility.

Non-Recourse Indebtedness

         CDO notes payable, at amortized cost. CDO notes payable at amortized cost represent notes issued by consolidated CDO securitizations which are used to finance the acquisition of unsecured REIT notes, CMBS securities, commercial mortgage loans and

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2016

(Dollars in thousands, except share and per share amounts)

mezzanine loans in our commercial real estate portfolio. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates. Both RAIT I and RAIT II are meeting all of their overcollateralization, or OC, and interest coverage, or IC, trigger tests as of December 31, 2016 and 2015.

During the year ended December 31, 2016, we repurchased $5,880 in aggregate principal amount of CDO notes payable.  The aggregate purchase price was $4,988 and we recorded a gain on extinguishment of debt of $682.

During the year ended December 31, 2015, we partially sold, a total of $42,483 in aggregate principal amount of CDO notes payable issued by our RAIT I securitization. The aggregate sales price was $31,367 and we recorded a discount on sale of debt of $11,131.

CMBS securitizations. On July 31, 2013, we closed a CMBS securitization transaction we refer to as RAIT FL1 collateralized by $135,000 of floating rate commercial mortgage loans and participation interests that we originated and was non-recourse to us, except for certain repurchase and other obligations related to customary representations, warranties and covenants concerning the collateral that we had made. In this CMBS securitization transaction, our subsidiary, RAIT 2013-FL1 Trust, or the FL1 issuer, issued classes of investment grade senior notes with an aggregate principal balance of approximately $101,250 to investors, representing an advance rate of approximately 75%. The RAIT FL1 senior notes bore interest at a weighted average rate equal to LIBOR plus 1.85%. The stated maturity of the RAIT FL1 notes was January 2029, unless redeemed or repaid prior thereto. We retained the unrated classes of junior notes including a class with an aggregate principal balance of $33,750, and the equity, or the retained interests, of RAIT FL1. Subject to certain conditions, beginning in August 2015 or upon defined tax events, the RAIT FL1 senior notes were able to be redeemed in whole but not in part, at the direction of defined holders of RAIT FL1 junior notes, which we held. RAIT FL1 does not have OC triggers or IC triggers. During the third quarter of 2015, RAIT exercised its right to unwind RAIT-FL1, thereby repaying all of the outstanding notes.

On April 17, 2014, we closed a CMBS securitization transaction we refer to as RAIT FL2 that was collateralized by $196,052 of floating rate commercial mortgage loans and participation interests that we originated and was non-recourse to us, except for certain repurchase and other obligations related to customary representations, warranties and covenants concerning the collateral that we had made. In this CMBS securitization transaction, our subsidiary, RAIT 2014-FL2 Trust, or the FL2 issuer, issued classes of investment grade senior notes, or the FL2 senior notes, with an aggregate principal balance of approximately $155,861 to investors, representing an advance rate of approximately 79.5%. The FL2 senior notes bore interest at a weighted average rate equal to LIBOR plus 1.65%. The stated maturity of the FL2 notes was May 2031, unless redeemed or repaid prior thereto.  At the closing of RAIT FL2, we retained the unrated classes of junior notes, or the FL2 junior notes, including a class with an aggregate principal balance of $40,191, and the equity, or the retained interests, of the FL2 issuer.  Subject to certain conditions, beginning in April 2016 or upon defined tax events, the RAIT FL2 senior notes were able to be redeemed, in whole but not in part, at the direction of holders of FL2 junior notes, which we held.  During the third quarter of 2016, RAIT exercised its right to unwind RAIT FL2, thereby repaying all of the outstanding notes.  As a result, as of December 31, 2016, RAIT FL2 has $0 of total collateral at par value.  RAIT FL2 did not have OC triggers or IC triggers.

On October 29, 2014, we closed a CMBS securitization transaction we refer to as RAIT FL3 that was collateralized by $219,378 of floating rate commercial mortgage loans that we originated and is non-recourse to us, except for certain repurchase and other obligations related to customary representations, warranties and covenants concerning the collateral that we had made.  In this CMBS securitization transaction, our subsidiary, RAIT 2014-FL3 Trust, or the FL3 issuer, issued classes of investment grade senior notes, or the FL3 senior notes, with an aggregate principal balance of approximately $181,261 to investors, representing an advance rate of approximately 82.6%. The FL3 senior notes bear interest at a weighted average rate equal to LIBOR plus 1.86%. The stated maturity of the FL3 notes is December 2031, unless redeemed or repaid prior thereto.  At the closing of RAIT FL3, we retained the unrated classes of junior notes, or the FL3 junior notes, including a class with an aggregate principal balance of $38,117, and the equity, or the retained interests, of the FL3 issuer.  As of December 31, 2016, RAIT FL3 had $95,328 of total collateral at par value, none of which is defaulted. RAIT FL3 had classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $57,941 to investors. We currently own the unrated classes of junior notes, including a class with an aggregate principal balance of $37,387, and the equity of RAIT FL3.  Subject to certain conditions, beginning in October 2016 or upon defined tax events, the FL3 issuer may redeem the FL3 senior notes, in whole but not in part, at the direction of holders of FL3 junior notes, which we hold. RAIT FL3 does not have OC triggers or IC triggers.

On May 22, 2015, we closed a CMBS securitization transaction we refer to as RAIT FL4 collateralized by $223,034 of floating rate commercial mortgage loans that we originated and is non-recourse to us, except for certain repurchase and other obligations

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2016

(Dollars in thousands, except share and per share amounts)

related to customary representations, warranties and covenants concerning the collateral that we had made.  In this CMBS securitization transaction, our subsidiary, RAIT 2015-FL4 Trust, or the FL4 issuer, issued classes of investment grade senior notes, or the FL4 senior notes with an aggregate principal balance of approximately $181,215 to investors, representing an advance rate of approximately 81.2%. The FL4 senior notes bear interest at a weighted average rate equal to LIBOR plus 1.84%. The stated maturity of the FL4 notes is December 2031, unless redeemed or repaid prior thereto. At the closing of RAIT FL4, we retained the unrated classes of junior notes, or the FL4 junior notes, including a class with an aggregate principal balance of $41,819, and the equity, or the retained interests, of the FL4 issuer. As of December 31, 2016, RAIT FL4 had $149,388 of total collateral at par value, none of which is defaulted. RAIT FL4 had classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $107,998 to investors. We currently own the unrated classes of junior notes, including a class with an aggregate principal balance of $41,390, and the equity of RAIT FL4. Subject to certain conditions, beginning in May 2017, or upon defined tax events, the FL4 issuer may redeem the FL4 senior notes, in whole but not in part, at the direction of holders of FL4 junior notes, which we hold. RAIT FL4 does not have OC triggers or IC triggers.

On December 23, 2015, we closed a CMBS securitization transaction we refer to as RAIT FL5 collateralized by $347,446 of floating rate commercial mortgage loans and participation interests that we originated and is non-recourse to us, except for certain repurchase and other obligations related to customary representations, warranties and covenants concerning the collateral that we had made.  In this CMBS securitization transaction, our subsidiary, RAIT 2015-FL5 Trust, or the FL5 issuer, issued classes of investment grade senior notes, or the FL5 senior notes, with an aggregate principal balance of approximately $263,624 to investors, representing an advance rate of approximately 75.8%. The FL5 senior notes bear interest at a weighted average rate equal to LIBOR plus 2.62%. The stated maturity of the FL5 notes is January 2031, unless redeemed or repaid prior thereto. At the closing of RAIT FL5, we retained $23,019 of investment grade notes and all $60,803 of the unrated classes of junior notes, or the FL5 junior notes, and equity of the FL5 issuer.  In February 2016, we contributed the $60,803 of junior notes and equity of RAIT FL5 to a venture. We retained a 60% interest in the venture, and, as a result of our controlling financial interest, we consolidated the venture.  We received approximately $24,796 of proceeds as a result of this contribution.  In April 2016, we sold $23,019 of investment grade notes that we had retained upon closing.  As of December 31, 2016, RAIT FL5 had $326,108 of total collateral at par value, none of which is defaulted and had classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $265,304 to investors. Subject to certain conditions, beginning in December 2017 or upon defined tax events, the FL5 issuer may redeem the FL5 senior notes, in whole but not in part, at the direction of holders of FL5 junior notes, which are held by the aforementioned venture.  RAIT FL5 does not have OC triggers or IC triggers.

On November 30, 2016, we closed a CMBS securitization transaction we refer to as RAIT FL6 collateralized by $257,949 of floating rate commercial mortgage loans and participation interests that we originated and is non-recourse to us, except for certain repurchase and other obligations related to customary representations, warranties and covenants concerning the collateral that we had made. In this CMBS securitization transaction, our subsidiary, RAIT 2016-FL6 Trust, or the FL6 issuer, issued classes of investment grade senior notes, or the FL6 senior notes, with an aggregate principal balance of approximately $216,677 to investors, representing an advance rate of approximately 84.0%. The FL6 senior notes bear interest at a weighted average rate equal to LIBOR plus 2.03%. The stated maturity of the FL6 notes is November 2031, unless redeemed or repaid prior thereto.  At the closing of RAIT FL6, we retained the unrated classes of junior notes, or the FL6 junior notes, aggregating to a principal balance of $41,272 and the equity, or the retained interests, of the FL6 issuer.  As of December 31, 2016, RAIT FL6 had $257,949 of total collateral at par value, none of which is defaulted and had classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $216,677 to investors. Subject to certain conditions, beginning in December 2018 or upon defined tax events, the FL6 issuer may redeem the FL6 senior notes, in whole but not in part, at the direction of holders of FL6 junior notes, which we held as of December 31, 2016.

In January 2017, we contributed our junior notes and equity of RAIT FL6 to a venture. We retained a 60% interest in the venture, and, as a result of our controlling financial interest, we consolidated the venture.  We received approximately $16,893 of proceeds as a result of this contribution.

Loans payable on real estate. As of December 31, 2016 and 2015, we had $186,237 and $269,790, respectively, of other indebtedness outstanding relating to loans payable on consolidated real estate. These loans are secured by specific consolidated real estate and commercial loans included in our consolidated balance sheets.

During the year ended December 31, 2016, we repaid $90,209 of mortgage indebtedness as part of ten property dispositions.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2016

(Dollars in thousands, except share and per share amounts)

During the year ended December 31, 2016, we assumed a first mortgage on our investments in real estate related to the acquisition of the Indiana portfolio that had a fair value and a total principal balance of $17,987.

During the year ended December 31, 2016, we repaid $8,314 of mortgage indebtedness related to four collateralized properties.

During the year ended December 31, 2016, we refinanced an $8,162 mortgage with a $7,200 mortgage on our Cherry Hill Mews property.

In January 2017, we repaid $9,143 of mortgage indebtedness as part of one property disposition.

During the year ended December 31, 2015, we assumed a first mortgage on our investments in real estate related to the acquisition of ten properties that had a fair value and a principal balance of $82,423.

       Maturity of Indebtedness

Generally, the majority of our indebtedness is payable in full upon the maturity or termination date of the underlying indebtedness. The following table displays the aggregate contractual maturities of our indebtedness by year:

	Recourse indebtedness	Non-recourse indebtedness
2017 (1)	$31,000	$115,293
2018	41,921	1,315
2019	86,231	1,387
2020	—	10,102
2021	—	25,980
Thereafter (2)	228,027	1,222,397
Total	$387,179	$1,376,474
(1)

Non-recourse indebtedness includes $81,943 of indebtedness that had a maturity date of June 2016.  This indebtedness was collateralized by ten industrial properties as of December 31, 2016.  In February and March of 2017, the senior lender foreclosed on the mortgage liens encumbering five of these properties that had an aggregate carrying value of $43,351 and is in the process of foreclosing on several of the remaining properties.

(2)

Includes $871 of our 7.0% convertible senior notes which are redeemable, at par at the option of the holder in April 2021 and April 2026. Includes $126,098 of our 4.0% convertible senior notes which are redeemable, at par at the option of the holder in October 2018, October 2023, and October 2028.

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

Interest Rate Derivatives

We have entered into various interest rate swap contracts to hedge interest rate exposure on floating rate indebtedness.

We designate interest rate hedge agreements at inception and determine whether or not the interest rate hedge agreement is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. At designation, certain of these interest rate swaps had a fair value not equal to zero. However, we concluded, at designation, that these hedging arrangements were highly effective during their term using regression analysis and determined that the hypothetical derivative method would be used in

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2016

(Dollars in thousands, except share and per share amounts)

measuring any ineffectiveness. At each reporting period, we update our regression analysis and, as of December 31, 2015, we concluded that these hedging arrangements were highly effective during their remaining term and used the hypothetical derivative method in measuring the ineffective portions of these hedging arrangements.  As of December 31, 2016, all of our cash flow hedge interest rate swaps had reached maturity.

The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments as of December 31, 2016 and December 31, 2015:

	As of December 31, 2016			As of December 31, 2015
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges:
Interest rate swaps	$—	$—	$—	$243,816	$—	$(4,672)
Interest rate caps	28,960	135	—	—	—	—
Other interest rate swaps	15,175	71	—	37,325	182	(55)
Net fair value	$44,135	$206	$—	$281,141	$182	$(4,727)

Effective interest rate hedges are reported in accumulated other comprehensive income and the fair value of these hedge agreements is included in other assets or derivative liabilities.

For interest rate swaps that are considered effective hedges, we reclassified realized losses of $4,824, $16,382 and $40,274 to earnings, within investment interest expense, for the years ended December 31, 2016, 2015 and 2014, respectively.   For the years ended December 31, 2016, 2015 and 2014 we had no unrealized gains to reclassify to earnings for interest rate swaps that were considered ineffective.
Changes in fair value on our other interest rate derivatives are reported in change in fair value of financial instruments in the Consolidated Statements of Operations.

NOTE 7: FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments” requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of investments in mortgages, loans, preferred equity interests, CDO notes payable, convertible senior notes, junior subordinated notes, warrants and investor share appreciations rights, or SARs, and derivative assets and liabilities is based on significant observable and unobservable inputs. The fair value of cash and cash equivalents, restricted cash, CMBS facilities, and other indebtedness approximates their carrying amount or unpaid principal balance due to the nature of these instruments.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2016

(Dollars in thousands, except share and per share amounts)

The following table summarizes the carrying amount and the fair value of our financial instruments as of December 31, 2016:

Financial Instrument	Carrying Amount	Estimated Fair Value
Assets
Total investment in mortgages and loans, net	$1,280,285	$1,256,342
Cash and cash equivalents	110,531	110,531
Restricted cash	190,179	190,179
Derivative assets	206	206
Liabilities
Recourse indebtedness:
7.0% convertible senior notes	831	890
4.0% convertible senior notes	120,271	116,861
7.625% senior notes	55,568	53,231
7.125% senior notes	69,188	69,118
Senior secured notes	58,233	62,620
Junior subordinated notes, at fair value	11,822	11,822
Junior subordinated notes, at amortized cost	25,100	13,099
CMBS facilities	24,908	26,421
Non-recourse indebtedness:
CDO notes payable, at amortized cost	534,501	477,032
CMBS securitizations	641,077	646,642
Loans payable on real estate	185,668	188,525
Other indebtedness	23,915	24,321
Derivative liabilities	-	-
Warrants and investor SARs	30,400	30,400

The following table summarizes the carrying amount and the fair value of our financial instruments as of December 31, 2015:

Financial Instrument	Carrying Amount	Estimated Fair Value
Assets
Total investment in mortgages and loans, net	$1,606,486	$1,537,086
Cash and cash equivalents	87,581	87,581
Restricted cash	207,599	207,599
Derivative assets	182	182
Liabilities
Recourse indebtedness:
7.0% convertible senior notes	28,868	27,795
4.0% convertible senior notes	133,039	104,184
7.625% senior notes	57,952	46,560
7.125% senior notes	69,749	62,471
Senior secured notes	63,045	66,725
Junior subordinated notes, at fair value	10,504	10,504
Junior subordinated notes, at amortized cost	24,884	11,221
CMBS facilities	96,723	97,067
Non-recourse indebtedness:
CDO notes payable, at amortized cost	937,569	801,289
CMBS securitizations	708,510	709,001
Loans payable on real estate	268,632	281,840
Derivative liabilities	4,727	4,727
Warrants and investor SARs	26,200	26,200

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2016

(Dollars in thousands, except share and per share amounts)

Fair Value Measurements

The following tables summarize information about our assets and liabilities measured at fair value on a recurring basis as of December 31, 2016, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (a)	Balance of December 31, 2016
Derivative assets	—	206	—	206
Total assets	$—	$206	$—	$206

Liabilities:	Quoted Prices in Active Markets for Identical Assets (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (a)	Balance of December 31, 2016
Junior subordinated notes, at fair value	$—	$—	$11,822	$11,822
Warrants and investor SARs	—	—	30,400	30,400
Total liabilities	$—	$—	$42,222	$42,222

(a)	During the year ended December 31, 2016, there were no transfers between Level 1 and Level 2, and there were no transfers into and/or out of Level 3.

The following tables summarize information about our assets and liabilities measured at fair value on a recurring basis as of December 31, 2015, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (a)	Balance of December 31, 2015
Derivative assets	$-	$182	$-	$182
Total assets	$—	$182	$—	$182

Liabilities:	Quoted Prices in Active Markets for Identical Assets (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (a)	Balance of December 31, 2015
Junior subordinated notes, at fair value	$—	$—	$10,504	$10,504
Derivative liabilities	—	4,727	—	4,727
Warrants and investor SARs	—	—	26,200	26,200
Total liabilities	$—	$4,727	$36,704	$41,431

(a)	During the year ended December 31, 2015, there were no transfers between Level 1 and Level 2, and there were no transfers into and/or out of Level 3.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2016

(Dollars in thousands, except share and per share amounts)

When estimating the fair value of our Level 3 financial instruments, management uses various observable and unobservable inputs. These inputs include yields, credit spreads, duration, effective dollar prices and overall market conditions on not only the exact financial instrument for which management is estimating the fair value, but also financial instruments that are similar or issued by the same issuer when such inputs are unavailable. Generally, an increase in the yields, credit spreads or estimated duration will decrease the fair value of our financial instruments. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value, as determined by management, may fluctuate from period to period and any ultimate liquidation or sale of the investment may result in proceeds that may be significantly different than fair value. For the fair value of our junior subordinated notes, at fair value, and warrant and investor SARs classified as Level 3 liabilities, we estimate the fair value of these financial instruments using significant unobservable inputs. For the junior subordinated notes, at fair value, we use a discounted cash flow model as the valuation technique and the significant unobservable inputs as of December 31, 2015 include discount rates ranging from 12.9% to 13.3% and as of December 31, 2016 include discount rates ranging from 11.5% to 11.8%. For the warrants and investor SARs, we utilized a third party valuation firm who used a binomial model as the valuation technique and the significant unobservable inputs as of December 31, 2016 and 2015 include 51.0% and 61.0%, respectively, for the annual volatility of our common shares of beneficial interest over the term of the warrants and investor SARs, 10.0% and 12.0%, respectively, for the credit adjusted discount rate on our unsecured debt issued that may be issued in satisfaction of the warrants and investor SARs, and 10.0% and 10.6%, respectively, for the dividend rate and future dividend rate on our common shares of beneficial interest.

The following tables summarize additional information about assets and liabilities that are measured at fair value on a recurring basis for which we have utilized level 3 inputs to determine fair value for the year ended December 31, 2016:

Liabilities	Warrants and investor SARs	Junior Subordinated Notes, at Fair Value	Total Level 3 Liabilities
Balance, as of December 31, 2015	$26,200	$10,504	$36,704
Change in fair value of financial instruments	4,200	1,318	5,518
Purchases	—	—	—
Sales	—	—	—
Principal repayments	—	—	—
Balance, as of December 31, 2016	$30,400	$11,822	$42,222

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

Non-Recurring Fair Value Measurements

As of December 31, 2016, we measured three of our real estate assets at a fair value of $28,250 in our consolidated balance sheets as they were impaired.  The fair values were based on an executed purchase and sale agreement to sell the real estate asset and was classified within Level 2 of the fair value hierarchy.  The significant input was the purchase price derived by the potential buyer.

As of December 31, 2016, we measured three of our real estate assets at a fair value of $65,100 in our consolidated balance sheets as they were impaired.  The fair values were based on an executed letter of intent to sell the real estate asset and was classified within Level 2 of the fair value hierarchy.  The significant input was the purchase price derived by the potential buyer.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2016

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

Our other non-recurring fair value measurements relate primarily to our commercial real estate loans that are considered impaired and for which we maintain an allowance for loan losses. In determining the allowance for loan losses, we estimate the fair value of the underlying collateral of the respective commercial real estate loan and compare that fair value to our total investment in the loan. When estimating the fair value of the underlying collateral of the commercial real estate loan, management uses discounted cash flow analyses and/or direct capitalization valuation analyses. The significant inputs to these valuations are capitalization rates and discount rates and are based on market information and comparable sales of similar properties.  As of December 31, 2016, we measured the underlying collateral of six of our loans at a fair value of $107,865 in our consolidated balance sheets as they were impaired.

Fair Value of Financial Instruments

The following tables summarize the valuation technique and the level of the fair value hierarchy for financial instruments that are not recorded at fair value in the accompanying consolidated balance sheets but for which fair value is required to be disclosed. The fair value of cash and cash equivalents, restricted cash, secured credit facilities, CMBS facilities and commercial mortgage facilities and other indebtedness approximates cost due to the nature of these instruments and are not included in the tables below.

	Carrying Amount as of December 31, 2016	Estimated Fair Value as of December 31, 2016	Valuation Technique	Level in Fair Value Hierarchy
Total investment in mortgages and loans, net	$1,280,285	$1,256,342	Discounted cash flows	Three
7.0% convertible senior notes	831	890	Trading price	One
4.0% convertible senior notes	120,271	116,861	Trading price	One
7.625% senior notes	55,568	53,231	Trading price	One
7.125% senior notes	69,188	69,118	Trading price	One
Senior secured notes	58,233	62,620	Discounted cash flows	Three
Junior subordinated notes, at amortized cost	25,100	13,099	Discounted cash flows	Three
CDO notes payable, at amortized cost	534,501	477,032	Discounted cash flows	Three
CMBS securitizations	641,077	646,642	Discounted cash flows	Three
Loans payable on real estate	185,668	188,525	Discounted cash flows	Three
Other indebtedness	23,915	24,321	Discounted cash flows	Three

	Carrying Amount as of December 31, 2015	Estimated Fair Value as of December 31, 2015	Valuation Technique	Level in Fair Value Hierarchy
Total investment in mortgages and loans, net	$1,606,486	$1,537,086	Discounted cash flows	Three
7.0% convertible senior notes	28,868	27,795	Trading price	One
4.0% convertible senior notes	133,039	104,184	Trading price	One
7.625% senior notes	57,952	46,560	Trading price	One
7.125% senior notes	69,749	62,471	Trading price	One
Senior secured notes	63,045	66,725	Discounted cash flows	Three
Junior subordinated notes, at amortized cost	24,884	11,221	Discounted cash flows	Three
CDO notes payable, at amortized cost	937,569	801,289	Discounted cash flows	Three
CMBS securitization	708,510	709,001	Discounted cash flows	Three
Loans payable on real estate	268,632	281,840	Discounted cash flows	Three

 Change in Fair Value of Financial Instruments

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2016

(Dollars in thousands, except share and per share amounts)

The following table summarizes realized and unrealized gains and losses on assets and liabilities for which we elected the fair value option within FASB ASC Topic 825, “Financial Instruments” as reported in change in fair value of financial instruments in the accompanying consolidated statements of operations:

Description	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014
Change in fair value of trading securities and security-related receivables	$—	$(172)	$10,682
Change in fair value of junior subordinated notes	(1,524)	2,598	(1,191)
Change in fair value of CDO notes payable	—	—	(100,484)
Change in fair value of derivatives	(222)	28	(16,352)
Change in fair value of warrants and investor SARs	(4,200)	9,184	8,593
Change in fair value of financial instruments	$(5,946)	$11,638	$(98,752)

The changes in the fair value for the trading securities and security-related receivables, CDO notes payable, and junior subordinated notes for which the fair value option was elected for the years ended December 31, 2016, 2015 and 2014 was primarily attributable to changes in instrument specific credit risks. The changes in the fair value of the CDO notes payable for which the fair value option was elected was due to repayments at par because of OC failures when the CDO notes have a fair value of less than par. The changes in the fair value of derivatives for which the fair value option was elected for the years ended December 31, 2016, 2015 and 2014 were mainly due to changes in interest rates.  The changes in fair value of the warrants and investor SARs for the years ended December 31, 2016, 2015 and 2014 were due to changes in reference stock price and volatility.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2016

(Dollars in thousands, except share and per share amounts)

NOTE 8: Variable Interest Entities

The determination of when to consolidate a VIE is based on the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance together with either the obligation to absorb losses or the right to receive benefits that could be significant to the VIE. We evaluated our investments and determined that, as of December 31, 2016, our consolidated VIEs were: RAIT I, RAIT II, our floating rate securitizations, RAIT VIE Properties (Willow Grove, Cherry Hill, South Terrace, McDowell, and our ten industrial properties) and the venture described in Note 5: Indebtedness (RAIT Venture VIE).  As of December 31, 2015, our consolidated VIEs were: RAIT I, RAIT II, our floating rate securitizations, IRT, and RAIT VIE Properties (Willow Grove, Cherry Hill, South Terrace, Cole’s Crossing, McDowell, and our ten industrial properties).  Previously, we had not disclosed our floating rate securitizations as VIEs and have corrected the prior period disclosure.  As of October 5, 2016, we deconsolidated IRT as further discussed in Note 9: Discontinued Operations.

We consolidate the securitizations that we sponsor as we have retained interests in these entities and control the significant decisions regarding the collateral in these entities, such as the approval of loan workouts.  As of December 31, 2016, we consolidate the VIE properties as we own a majority of these entities and control the significant capital and operating decisions regarding the properties.  As of December 31, 2016, we consolidate RAIT Venture VIE (which consolidates a floating rate securitization) as we own a majority of this entity and control a majority of the significant decisions regarding the collateral in this entity, such as the approval of loan workouts.

The following table presents the assets and liabilities of our consolidated VIEs as of each respective date.  Certain amounts included in the tables below are eliminated upon consolidation with our other subsidiaries that maintain investments in the debt or equity securities issued by these entities.

	As of December 31, 2016
	RAIT Securitizations	RAIT VIE Properties	RAIT Venture VIE	Total
Assets
Investments in mortgages and loans, at amortized cost:
Commercial mortgages, mezzanine loans, other loans and preferred equity interests	$1,409,758	$—	$324,709	$1,734,467
Allowance for losses	—	—	—	—
Total investments in mortgages and loans	1,409,758	—	324,709	1,734,467
Investments in real estate
Investments in real estate	—	223,722	—	223,722
Accumulated depreciation	—	(31,652)	—	(31,652)
Total investments in real estate	—	192,070	—	192,070
Cash and cash equivalents	—	2,145	1	2,146
Restricted cash	6,986	1,167	723	8,876
Accrued interest receivable	56,974	—	1,513	58,487
Other assets	480	9,591	—	10,071
Intangible assets
Intangible assets	—	5,616	—	5,616
Accumulated amortization	—	(3,740)	—	(3,740)
Total intangible assets	—	1,876	—	1,876
Assets of discontinued operations	—	—	—	—
Total assets	$1,474,198	$206,849	$326,946	$2,007,993
Liabilities and Equity
Indebtedness, net	$1,244,507	$230,510	$323,485	$1,798,502
Accrued interest payable	1,903	14,306	854	17,063
Accounts payable and accrued expenses	19	5,443	1	5,463
Derivative liabilities	—	—	—	—
Deferred taxes, borrowers’ escrows and other liabilities	—	2,051	920	2,971
Liabilities of discontinued operations	—	—	—	—
Total liabilities	1,246,429	252,310	325,260	1,823,999

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2016

(Dollars in thousands, except share and per share amounts)

Equity:
Shareholders’ equity:
Accumulated other comprehensive income (loss)	—	—	—	—
RAIT investment	41,790	40,962	2,885	85,637
Retained earnings (deficit)	185,979	(88,282)	(1,199)	96,498
Total shareholders’ equity	227,769	(47,320)	1,686	182,135
Noncontroling Interests	—	1,859	—	1,859
Total liabilities and equity	$1,474,198	$206,849	$326,946	$2,007,993

	As of December 31, 2015
	RAIT Securitizations	IRT	RAIT VIE Properties	Total
Assets
Investments in mortgages and loans, at amortized cost:
Commercial mortgages, mezzanine loans, other loans and preferred equity interests	$2,242,416	$—	$—	$2,242,416
Allowance for losses	—	—	—	—
Total investments in mortgages and loans	2,242,416	—	—	2,242,416
Investments in real estate
Investments in real estate	—	—	278,774	278,774
Accumulated depreciation	—	—	(26,398)	(26,398)
Total investments in real estate	—	—	252,376	252,376
Cash and cash equivalents	—	—	1,589	1,589
Restricted cash	14,944	—	2,859	17,803
Accrued interest receivable	77,130	—	—	77,130
Other assets	479	—	13,740	14,219
Intangible assets
Intangible assets	—	—	5,245	5,245
Accumulated amortization	—	—	(1,446)	(1,446)
Total intangible assets	—	—	3,799	3,799
Assets of discontinued operations	—	1,383,188	—	1,383,188
Total assets	$2,334,969	$1,383,188	$274,363	$3,992,520
Liabilities and Equity
Indebtedness, net	$2,058,739	$—	$273,766	$2,332,505
Accrued interest payable	2,207	—	13,997	16,204
Accounts payable and accrued expenses	8	—	6,000	6,008
Derivative liabilities	4,672	—	—	4,672
Deferred taxes, borrowers’ escrows and other liabilities	176	—	3,842	4,018
Liabilities of discontinued operations	—	952,406	—	952,406
Total liabilities	2,065,802	952,406	297,605	3,315,813
Equity:
Shareholders’ equity:
Accumulated other comprehensive income (loss)	(4,691)	—	—	(4,691)
RAIT investment	118,174	54,389	35,792	208,355
Retained earnings (deficit)	155,684	—	(59,454)	96,230
Total shareholders’ equity	269,167	54,389	(23,662)	299,894
Noncontroling Interests	—	376,393	420	376,813
Total liabilities and equity	$2,334,969	$1,383,188	$274,363	$3,992,520

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2016

(Dollars in thousands, except share and per share amounts)

The assets of the VIEs can only be used to settle obligations of the VIEs and are not available to our creditors. The amounts that eliminate in consolidation include $549,879 of total investments in mortgage loans and $510,244 of indebtedness as of December 31, 2016 and $813,455 of total investments in mortgage loans, $569,833 of indebtedness and $38,075 of liabilities of discontinued operations as of December 31, 2015.  We do not have any contractual obligation to provide the VIEs listed above with any financial support. We have not and do not intend to provide financial support to these VIEs that we were not previously contractually required to provide.

NOTE 9:  Discontinued Operations

As discussed in Note 1: The Company, on December 20, 2016, the management internalization of one of our previously consolidated variable interest entities Independence Realty Trust, Inc., or IRT, was completed pursuant to the September 27, 2016 securities and asset purchase agreement, or the IRT internalization agreement.  The IRT management internalization consisted of two parts: (i) the sale of Independence Realty Advisors, LLC, or the IRT advisor, which was our subsidiary and IRT’s external advisor, and (ii) the sale of certain assets and the assumption of certain liabilities relating to our multifamily property management business which we referred to as RAIT Residential, including property management contracts relating to apartment properties owned by ourselves, IRT, and third parties.  The purchase price paid by IRT for the IRT management internalization was $43,000, subject to certain pro rations at closing.  As part of the same agreement, we sold all of the 7,269,719 shares of IRT’s common stock owned by certain of our subsidiaries on October 5, 2016.

As the IRT internalization agreement resulted in our probable disposal of our investment in IRT, our advisory agreement with IRT and our multifamily property management business as well as a strategic shift in our operations and financial results, we concluded that these entities or distinguishable components of RAIT should be reported as discontinued operations as of September 30, 2016.  As discussed in Note 19: Segment Reporting, IRT was part of our IRT segment.  The IRT advisor and our multifamily property management business were part of our real estate lending, owning and managing segment.

The table below presents the total assets and the total liabilities of these entities or distinguishable components of RAIT that were considered discontinued operations as of December 31, 2016 and 2015.

	As of December 31, 2016	As of December 31, 2015
Assets
Investments in real estate, net	$-	$1,332,377
Cash and cash equivalents	-	38,305
Restricted cash	-	5,413
Other assets	-	3,641
Intangible assets, net	-	3,811
Total assets of discontinued operations	$-	$1,383,547
Liabilities
Indebtedness, net	$-	$928,607
Accrued interest payable	-	1,239
Accounts payable and accrued expenses	-	17,115
Derivative liabilities	-	—
Deferred taxes, borrowers’ escrows and other liabilities	-	5,569
Total liabilities of discontinued operations	$-	$952,530

As our discontinued operations were disposed of during the year ended December 31, 2016, there are no assets nor liabilities of discontinued operations on our consolidated balance sheets as of December 31, 2016.  See “Disposal of Discontinued Operations” section below.

The table below presents the statements of operations of these entities or distinguishable components of RAIT that were considered discontinued operations for the year ended December 31, 2016, 2015 and 2014:

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2016

(Dollars in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2016	2015	2014
Revenue:
Property income	$117,306	$109,574	$49,171
Fee and other income:	—	—	—
Property reimbursement revenue	4,689	975	1,404
Fee and other income	4,792	1,818	891
Total fee and other income	9,481	2,793	2,295
Total revenue	126,787	112,367	51,466
Expenses:
Interest expense	27,937	22,588	7,531
Real estate operating expense	48,352	46,275	21,636
Compensation expense	10,490	6,248	6,082
General and administrative expense	3,916	3,381	1,651
Acquisition expense	489	14,195	1,832
Depreciation and amortization expense	27,500	28,363	12,778
Total expenses	118,684	121,050	51,510
Operating (Loss) Income	8,103	(8,683)	(44)
Interest and other income (expense), net	(3)	75	17
Gains (losses) on assets	32,264	6,412	2,882
Gain (loss) on IRT merger with TSRE	732	64,604	—
TSRE financing extinguishment and employee separation expenses	—	(27,508)	—
Gains (losses) on extinguishments of debt	(952)	—	—
Net income (loss) from discontinued operations	$40,144	$34,900	$2,855

As RAIT did not own 100% of IRT, a portion of the net income (loss) from discontinued operations above was not attributable to RAIT.  For the years ended December 31, 2016, 2015, and 2014, $11,977, $9,161 and $1,204 of the net income (loss) from discontinued operations was attributable to RAIT.

The table below summarizes the cash flows provided by operating, financing and investing activities of these entities or distinguishable components of RAIT that are discontinued operations for the years ended December 31, 2016, 2015 and 2014.

	For the Year Ended December 31,
	2016	2015	2014
Cash flow from operating activities from discontinued operations	$34,175	$18,729	$15,724
Cash flow from investing activities from discontinued operations	(1,060)	(153,466)	(307,337)
Cash flow from financing activities from discontinued operations	(71,420)	158,279	303,042
Net change in cash and cash equivalents from discontinued operations	(38,305)	23,542	11,429
Cash and cash equivalents at beginning of period - discontinued operations	38,305	14,763	3,334
Cash and cash equivalents at end of period - discontinued operations	$-	$38,305	$14,763

Disposal of Discontinued Operations

The two transactions contemplated by the IRT internalization agreement led to gains on the disposal of discontinued operations as follows: i) the deconsolidation of IRT on October 5, 2016 resulted in a gain of $7,961 and ii) the closing of IRT’s management internalization on December 20, 2016 resulted in a gain of $39,847.

Deconsolidation of IRT

On October 5, 2016, we sold 7,269,719 shares of IRT’s common stock to IRT at a price of $8.55 per share.  This price was equal to the price to the public in IRT’s October 2016 public offering of its common stock less underwriting discounts or commissions.  These shares represented all of the IRT common stock we owned.  We received $62,156 of proceeds from the IRT stock repurchase and deconsolidated net assets of $54,195.  We used approximately $43,703 of the proceeds we received from selling

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2016

(Dollars in thousands, except share and per share amounts)

our IRT common stock to repay seven mezzanine loans.  Participation interests in these mezzanine loans were held as collateral for our consolidated securitization, RAIT II, and certain other legacy securitizations that we no longer consolidate.  As a result of the IRT stock repurchase on October 5, 2016, we no longer held any variable interests in IRT.  We concluded that we were not the primary beneficiary of IRT and deconsolidated IRT from our consolidated financial statements as of October 5, 2016.

The following table summarizes the effect of the deconsolidation of IRT on the balance sheet and statement of operations as of the date of the deconsolidation on October 5, 2016 and for the years ended December 31, 2016, 2015 and 2014.  The operating results for IRT were included in our consolidated statement of operations through October 5, 2016 whereas the assets and liabilities have been removed from our consolidated balance sheet as of October 5, 2016.

As of October 5, 2016
Assets
Investments in real estate, net	$1,263,479
Cash and cash equivalents	30,582
Restricted cash	8,028
Accrued interest receivable	-
Other assets	5,785
Intangible assets, net	-
Total assets	$1,307,874
Liabilities
Indebtedness, net	$880,975
Accrued interest payable	1,312
Accounts payable and accrued expenses	23,094
Derivative liabilities	696
Deferred taxes, borrowers’ escrows and other liabilities	6,257
Total liabilities	912,334
Equity:
Stockholders' equity:
Accumulated other comprehensive income - discontinued operations	(112)
Noncontrolling interests - discontinued operations	341,457
Total equity	341,345
Total liabilities and equity	$1,253,679

RAIT investment in IRT	$54,195
Proceeds received from sale of IRT investment	$62,156
Gain on deconsolidation of IRT	$7,961

IRT Management Internalization

On December 20, 2016, RAIT sold the IRT advisor and certain assets relating to our multifamily property management business which we referred to as RAIT Residential, including property management contracts relating to apartment properties owned by ourselves, IRT, and third parties, to IRT for $43,000.  RAIT incurred expenses of $2,522 related to this transaction.  These expenses included advisory fees and legal fees.  RAIT derecognized $631 of assets upon the closing of this transaction, which primarily included other assets.  RAIT recognized a gain of $39,847 on the sale as RAIT had a limited amount of net assets recognized related to these businesses and the IRT advisory agreement and multifamily property management contracts were effectively terminated as a result of the transaction.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2016

(Dollars in thousands, except share and per share amounts)

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

The following tables summarize the balance sheet and statement of operations effects of the deconsolidated VIEs as of the date of the deconsolidation on December 19, 2014 and for the year ended December 31, 2014. The statements of operations components for the respective VIEs were included in our consolidated statement of operations through December 19, 2014 whereas the assets and liabilities have been removed from our consolidated balance sheet as of December 19, 2014.

For the Years Ended December 31,
2014
Revenue:
Investment interest income	$39,551
Investment interest expense	(16,765)
Net interest margin	22,786
Fee and other income	980
Total revenue	23,766
Expenses:
Compensation expense	1,736
General and administrative expense	1,440
Depreciation and amortization expense	136
Total expenses	3,312
Operating income	20,454
Other income (expense)	(21,500)
Gains (losses) on assets	(7,712)
Gains (losses) on deconsolidation of VIEs	(215,804)
Net gain on sale of collateral management contracts	4,549
Change in fair value of financial instruments	(106,593)
Income (loss) before taxes	(326,606)
Income tax benefit (provision)	(496)
Net income (loss) allocable to common shares	$(327,102)

NOTE 11: Series D Preferred Shares

On October 1, 2012, we entered into a Securities Purchase Agreement, or the purchase agreement, with ARS VI Investor I, LLC, or the investor, an affiliate of Almanac Realty Investors, LLC, or Almanac. During the period from the effective date of the purchase agreement through March 2014,  we sold to the investor on a private placement basis in four separate sales between October 2012 and March 2014 for an aggregate purchase price of $100,000, or the total commitment, the following securities: (i) 4,000,000 of our Series D Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share, or the Series D preferred shares, (ii) common share purchase warrants, or the warrants, initially exercisable for 9,931,000 of our common shares, or the common shares, and (iii) common share appreciation rights, or the investor SARs, with respect to 6,735,667 common shares. We are not obligated to issue any common shares upon exercise of the warrants if the issuance of such common shares would exceed that number of common shares which we may issue upon exercise of the warrants without requiring shareholder approval under the NYSE listing requirements. We will pay cash or issue a 180 day unsecured promissory note, or a combination of the foregoing, equal to the market value of any common shares we cannot issue as a result of this prohibition. The investor SARs are settled only in cash and not in common shares. These securities are issuable on a pro rata basis based on the percentage of the total commitment drawn down at the relevant closing under the purchase agreement. We used the proceeds received under the purchase agreement to fund our loan origination and investment activities, including CMBS and bridge lending.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2016

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

On December 7, 2016, we entered into a securities repurchase agreement whereby we agreed to repurchase and cancel 464,000 Series D preferred shares at par for a purchase price of $11,600 which resulted in a decrease from 4,000,000 Series D preferred shares issued to 3,536,000 Series D preferred shares issued and outstanding.

As of December 31, 2016, the following RAIT securities are outstanding pursuant to the purchase agreement, in the aggregate: (i) 3,536,000 Series D preferred shares; (ii) warrants exercisable for 9,931,000 common shares (which have subsequently adjusted to 11,035,875 shares as of the date of the filing of this report); and (iii) investor SARs exercisable with respect to 6,735,667 common shares (which have subsequently adjusted to 7,485,045 shares as of the date of the filing of this report). The number of common shares underlying the warrants and investor SARs and relevant exercise price are subject to further adjustment in defined circumstances.

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

We have the right in limited circumstances to redeem the Series D preferred shares prior to the October 1, 2017 at a redemption price of $26.25 per share. After October 1, 2017, we may redeem all or a portion of the Series D preferred shares at any time at a redemption price of $25.00 per share. We may satisfy all or a portion of the redemption price for an optional redemption with an unsecured promissory note, or a preferred note, with a maturity date of 180 days from the applicable redemption date. From and after the occurrence of a defined mandatory redemption triggering event, each holder of Series D preferred shares may elect to have all or a portion of such holder’s Series D preferred shares redeemed by us at a redemption price of $26.25 per share prior to October 1, 2017 and $25.00 per share on or after October 1, 2017. We may satisfy all or a portion of the redemption price for certain of the mandatory redemption triggering events with a preferred note. We must redeem the Series D preferred shares with up to $44,200 of net proceeds received from the loans and other investments made with proceeds of the sales under the investor purchase agreement from and after October 1, 2017, in the case of net proceeds from loans and investments other than CMBS loans, and from and after October 1, 2019, in the case of net proceeds from CMBS loans. Each case is at a redemption price of $25.00 per share. All amounts paid in connection with liquidation or for all redemptions of the Series D preferred shares must also include all accumulated and unpaid dividends to, but excluding, the redemption date.

In September 2015, we amended the purchase agreement with Almanac related to the Series D preferred shares. This amendment changed two of the covenants therein. As consideration for this amendment, we paid Almanac $450. We accounted for this amendment as a modification of the Series D preferred shares.

The warrants had an initial strike price of $6.00 per common share, subject to adjustment. As of the filing of this report, the strike price has adjusted to $5.39. The warrants are exercisable until October 1, 2027. From and after the earlier of (i) October 1, 2017 or (ii) the occurrence of a defined mandatory redemption triggering event on the Series D preferred shares, the holders of warrants may put their warrants to us for a put redemption price equal to $1.23 per common share until October 1, 2018 and increasing to set amounts at set intervals thereafter. We may settle the exercise of the put in cash or, in the event of certain defined mandatory redemption triggering events, by way of a three year unsecured promissory note, or a combination of the foregoing. The investor’s

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2016

(Dollars in thousands, except share and per share amounts)

rights to put the warrants to us as described above are at a price of $1.23 per warrant prior to October 1, 2018, increasing to $1.60 on October 1, 2018 and further increasing to $1.99 on October 1, 2019 and thereafter.

The investor SARs had an initial strike price of $6.00, subject to adjustment. As of the filing of this report, the strike price has adjusted to $5.39. The investor SARs are exercisable until October 1, 2027. From and after the earlier of (i) October 1, 2017 or (ii) the occurrence of a defined mandatory redemption triggering event on the Series D preferred shares, the holders of investor SARs may put their investor SARs to us for a put redemption price equal to $1.23 per common share prior to October 1, 2018 and increasing to set amounts at set intervals thereafter. We may settle the exercise of the put in cash or, in the event of certain defined mandatory redemption triggering events, by way of a three year unsecured promissory note, or a combination of the foregoing.  The investor’s rights to put the SARs to us as described above are at a price of $1.23 per investor SAR prior to October 1, 2018, increasing to $1.60 on October 1, 2018 and further increasing to $1.99 on October 1, 2019 and thereafter. The investor SARs are callable at our option beginning on October 1, 2014 at a price of $5.00 per investor SAR, increasing to set amounts at set intervals thereafter. We may settle the call in cash or by way of a one year unsecured promissory note, or with a combination of the foregoing.

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

The warrants and investor SARs were both determined to be classified as liabilities and had a combined fair value of $30,400, as of December 31, 2016. The warrants contain a put feature which can only be settled by paying cash or issuing a note (i.e. transferring assets). This put feature is a distinguishing characteristic for liability classification. The investor SARs, according to their terms, can only be settled in cash or the issuance of a note payable to the investor. This requirement for cash settlement is also a distinguishing characteristic for liability classification. As a result, the initial fair value of the warrants and investor SARs are recorded as a liability and re-measured at each reporting period until the warrants and investor SARs are settled. Changes in fair value will be recorded in earnings as a component of the change in fair value of financial instruments in the consolidated statement of operations.

The following table summarizes the sales activity of the Series D preferred shares from the effective date of the agreement through December 31, 2016:

Aggregate purchase price		$100,000
Redemption		$(11,600)
Initial value of warrants and investor SARs issued to-date	(21,805)
Costs incurred	(6,834)
Total discount		(28,639)
Discount amortization to-date		21,820
Carrying amount of Series D Preferred Shares		$81,581

NOTE 12: SHAREHOLDERS’ EQUITY

Preferred Shares

In 2004, we issued 2,760,000 shares of our 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, or Series A Preferred Shares. The Series A Preferred Shares accrue cumulative cash dividends at a rate of 7.75% per year of the $25.00 liquidation preference, equivalent to $1.9375 per year per share. Dividends are payable quarterly in arrears at the end of each March, June, September and December. The Series A Preferred Shares have no maturity date, and we are not required to redeem the Series A Preferred Shares at any time. On or after March 19, 2009, we may, at our option, redeem the Series A Preferred Shares, in whole or part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2016

(Dollars in thousands, except share and per share amounts)

In 2004, we issued 2,258,300 shares of our 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest, or Series B Preferred Shares. The Series B Preferred Shares accrue cumulative cash dividends at a rate of 8.375% per year of the $25.00 liquidation preference, equivalent to $2.09375 per year per share. Dividends are payable quarterly in arrears at the end of each March, June, September and December. The Series B Preferred Shares have no maturity date, and we are not required to redeem the Series B Preferred Shares at any time. On or after October 5, 2009, we may, at our option, redeem the Series B Preferred Shares, in whole or part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.

On July 5, 2007, we issued 1,600,000 shares of our 8.875% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest, or the Series C Preferred Shares, in a public offering at an offering price of $25.00 per share. The Series C Preferred Shares accrue cumulative cash dividends at a rate of 8.875% per year of the $25.00 liquidation preference and are paid on a quarterly basis. The Series C Preferred Shares have no maturity date, and we are not required to redeem the Series C Preferred Shares at any time. We may not redeem the Series C Preferred Shares before July 5, 2012, except for the special optional redemption to preserve our tax qualification as a REIT. On or after July 5, 2012, we may, at our option, redeem the Series C Preferred Shares, in whole or part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.

At Market Issuance Sales Agreements (ATM)

On June 13, 2014, we entered into an At Market Issuance Sales Agreement, or the 2014 Preferred ATM agreement, with MLV & Co. LLC, or MLV, providing that, from time to time during the term of the 2014 Preferred ATM agreement, on the terms and subject to the conditions set forth therein, we may issue and sell through MLV, up to $150,000 aggregate amount of preferred shares. With respect to each series of preferred shares, the maximum amount issuable is as follows: 4,000,000 Series A Preferred Shares, 1,000,000 Series B Preferred Shares, and 1,000,000 Series C Preferred Shares. Unless the 2014 Preferred ATM agreement is earlier terminated by MLV or us, the 2014 Preferred ATM agreement automatically terminates upon the issuance and sale of all of the Series A Preferred Shares, Series B Preferred Shares, and Series C Preferred Shares subject to the 2014 Preferred ATM agreement. During the period from the effective date of the 2014 Preferred ATM agreement through December 31, 2016, pursuant to the 2014 Preferred ATM agreement, we issued a total of 1,275,065 Series A Preferred Shares at a weighted-average price of $23.50 per share and received $29,109 of net proceeds. We also issued a total of 52,504 Series B Preferred Shares at a weighted-average price of $23.65  per share and received $1,203 of net proceeds and 325 Series C Preferred Shares at a weighted-average price of $22.90 and received $7 of net proceeds. As of December 31, 2016, 2,724,935, 947,496, and 999,675 Series A Preferred Shares, Series B Preferred Shares, and Series C Preferred Shares, respectively, remain available for issuance under the 2014 Preferred ATM agreement.

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

On May 21, 2012, we entered into an At Market Issuance Sales Agreement, or the 2012 Preferred ATM agreement, with MLV & Co. LLC, or MLV, providing that, from time to time during the term of the 2012 Preferred ATM agreement, on the terms and subject to the conditions set forth therein, we may issue and sell through MLV, up to 2,000,000 Series A Preferred Shares, up to 2,000,000 Series B Preferred Shares, and up to 2,000,000 Series C Preferred Shares.  On January 10, 2014, we agreed with MLV to terminate the 2012 Preferred ATM agreement. We did not incur any termination penalties as a result of the termination of the 2012 Preferred ATM agreement. As of the termination date, pursuant to the 2012 Preferred ATM agreement, we had sold 1,309,288 Series A Preferred Shares, and 690,712 Series A Preferred Shares remained unsold, we had sold 30,165 Series B Preferred Shares, and 1,969,835 Series B Preferred Shares remained unsold, and we had sold 40,100 Series C Preferred Shares, and 1,959,900 Series C Preferred Shares remained unsold.

Common Shares

Share Issuances:

Dividend reinvestment and share purchase plan (DRSPP). We have a dividend reinvestment and share purchase plan, or DRSPP, under which we registered and reserved for issuance, in the aggregate, 10,500,000 common shares. During the year ended December 31, 2016, we issued a total of 9,243 common shares pursuant to the DRSPP at a weighted-average price of $2.96 per share

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2016

(Dollars in thousands, except share and per share amounts)

and received $27 of net proceeds. As of December 31, 2016, 7,752,479 common shares, in the aggregate, remain available for issuance under the DRSPP.

Capital on Demand™ Sales Agreement (COD). On November 21, 2012, we entered into a Capital on Demand™ Sales Agreement, or the COD sales agreement, with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we may issue and sell up to 10,000,000 of our common shares from time to time through JonesTrading acting as agent and/or principal, subject to the terms and conditions of the COD sales agreement. Unless the COD sales agreement is earlier terminated by JonesTrading or us, the COD sales agreement automatically terminates upon the issuance and sale of all of the common shares subject to the COD sales agreement. During the period from the effective date of the COD sales agreement through December 31, 2016, we issued a total of 2,081,081 common shares pursuant to this agreement at a weighted-average price of $7.96 per share and received $16,139 of net proceeds. As of December 31, 2016, 7,918,919 common shares, in the aggregate, remain available for issuance under the COD sales agreement.

Common share public offerings. In August 2015, we issued 8,000,000 common shares in an underwritten public offering. The public offering price was $5.40 per share, and we received $42,440 of proceeds.

In January 2014, we issued 10,000,000 common shares in an underwritten public offering. The public offering price was $8.52 per share and, after transaction costs, we received $82,570 of proceeds.

Dividends

The following tables summarize the dividends we declared or paid during the years ended December 31, 2016, 2015 and 2014:

	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	For the Year Ended December 31, 2016
Series A Preferred Shares
Date declared	2/16/2016	5/19/2016	7/27/2016	11/2/2016
Record date	3/1/2016	6/1/2016	9/1/2016	12/1/2016
Date paid	3/31/2016	6/30/2016	9/30/2016	1/3/2017
Total dividend amount	$2,570	$2,570	$2,589	$2,589	$10,318
Series B Preferred Shares
Date declared	2/16/2016	5/19/2016	7/27/2016	11/2/2016
Record date	3/1/2016	6/1/2016	9/1/2016	12/1/2016
Date paid	3/31/2016	6/30/2016	9/30/2016	1/3/2017
Total dividend amount	$1,225	$1,225	$1,225	$1,225	$4,900
Series C Preferred Shares
Date declared	2/16/2016	5/19/2016	7/27/2016	11/2/2016
Record date	3/1/2016	6/1/2016	9/1/2016	12/1/2016
Date paid	3/31/2016	6/30/2016	9/30/2016	1/3/2017
Total dividend amount	$910	$910	$910	$910	$3,640
Series D Preferred Shares
Date declared	2/16/2016	5/19/2016	7/27/2016	11/2/2016
Record date	3/1/2016	6/1/2016	9/1/2016	12/1/2016
Date paid	3/31/2016	6/30/2016	9/30/2016	1/3/2017
Total dividend amount	$2,125	$2,125	$2,125	$2,125	$8,500
Common shares
Date declared	3/14/2016	6/15/2016	9/19/2016	12/16/2016
Record date	4/8/2016	7/8/2016	10/7/2016	1/10/2017
Date paid	4/29/2016	7/29/2016	10/31/2016	1/31/2017
Dividend per share	$0.09	$0.09	$0.09	$0.09	$0.36
Total dividend declared	$8,200	$8,202	$8,202	$8,202	$32,806

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2016

(Dollars in thousands, except share and per share amounts)

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

As of December 31, 2016

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

On December 7, 2016, we entered into a securities repurchase agreement whereby we agreed to repurchase and cancel 464,000 Series D preferred shares. The Series D Preferred Shares $2,125 total dividend declared on November 2, 2016 with a record date of December 1, 2016 included a $246 payment on December 7, 2016 and $1,879 payment on January 3, 2017.

On February 15, 2017, our board of trustees declared a first quarter 2017 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares and $0.5546875 per share on our 8.875% Series C Preferred Shares, and $0.5312500 per share on our Series D Preferred Shares. The dividends will be paid on March 31, 2017 to holders of record on March 1, 2017.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2016

(Dollars in thousands, except share and per share amounts)

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive loss by component for the years ended December 31, 2014, 2015 and 2016:

	Interest Rate Hedges	Available- For-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance as of December 31, 2013	$(59,684)	$(3,583)	$(543)	$(63,810)
Other comprehensive income (loss) before reclassifications	(1,378)	3,583	543	2,748
Amounts reclassified from accumulated other comprehensive income (loss)	40,274	—	—	40,274
Net current period other comprehensive income	38,896	3,583	543	43,022
Balance as of December 31, 2014	$(20,788)	$-	$-	$(20,788)
Other comprehensive income (loss) before reclassifications	(293)	—	—	(293)
Amounts reclassified from accumulated other comprehensive income (loss)	16,382	—	—	16,382
Net current period other comprehensive income	16,089	—	—	16,089
Balance as of December 31, 2015	$(4,699)	$—	$—	$(4,699)
Other comprehensive income (loss) before reclassifications	(852)	—	—	(852)
Amounts reclassified from accumulated other comprehensive income (loss)	5,551	—	—	5,551
Net current period other comprehensive income	4,699	—	—	4,699
Balance as of December 31, 2016	$—	$—	$—	$—

During the year ended December 31, 2016, we recognized a $719 loss from discontinued operations and $112 gain from the disposal of discontinued operations, which are included in the net current period effect of other comprehensive income (loss). See Note 9: Discontinued Operations for further information regarding the impact of this transaction. As of December 31, 2015, $8 loss from discontinued operations is included in accumulated other comprehensive loss. As of December 31, 2014, $0 from discontinued operations is included in accumulated other comprehensive loss.

Noncontrolling Interests

During the year ended December 31, 2016, we derecognized the noncontrolling interest of $2,518 related to Cole’s Crossing as the property was sold. We also derecognized the noncontrolling interest of $2,436 related to ten of our industrial properties as they were impaired. See Note 4: Investments in Real Estate for further discussion regarding impairment on our real estate assets.

On January 29, 2014, IRT completed an underwritten public offering selling 8,050,000 shares of IRT common stock for $8.30 per share raising net proceeds of $62,718. We purchased 1,204,819 shares of common stock in the offering, at the public offering price, for which no underwriting discounts and commissions were paid to the underwriters. On July 21, 2014, IRT completed an underwritten public offering selling 8,050,000 shares of IRT common stock for $9.50 per share raising net proceeds of $72,002. We purchased 300,000 shares of common stock in the offering, at the public offering price, for which no underwriting discounts and commissions were paid to the underwriters. On November 25, 2014, IRT completed an underwritten public offering selling 6,000,000 shares of IRT common stock for $9.60 per share raising estimated net proceeds of $54,648. As of December 31, 2015, we held 7,269,719 shares of IRT common stock representing 15.5% of the outstanding shares of IRT common stock.

On September 17, 2015, IRT also issued 1,925,419 IROP units in connection with the TSRE acquisition.

As of December 31, 2015, we consolidated IRT, as it was a VIE and we were the primary beneficiary, in our financial results. See Note 8 for additional disclosures pertaining to VIEs.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2016

(Dollars in thousands, except share and per share amounts)

On October 5, 2016, IRT repurchased all 7,269,719 shares of IRT common stock that were owned by us at a purchase price of $8.55 per share and, as a result, we deconsolidated IRT.  See Note 9: Discontinued Operations for further information regarding the impact of this transaction.

NOTE 13: SHARE-BASED COMPENSATION AND EMPLOYEE BENEFITS

We maintain the RAIT Financial Trust 2012 Incentive Award Plan, or the 2012 IAP, that provides for the grants of awards to employees, non-employee trustees, and consultants of RAIT. The maximum aggregate number of common shares that may be issued pursuant to the 2012 IAP is 4,000,000.

On March 31, 2015, the compensation committee adopted a 2015 Annual Incentive Compensation Plan, or the annual cash bonus plan, and made awards to three of our executive officers, or the eligible officers, setting forth the basis on which target cash bonus awards are earned.  In addition, on March 31, 2015, the compensation committee adopted a 2015 Long Term Incentive Plan, or the 2015 LTIP, setting forth the basis on which the eligible officers could earn equity compensation that was directly linked to long-term performance. Pursuant to the 2015 LTIP, equity awards to eligible officers will consist of performance share unit (PSU) awards issued at the conclusion of a three year performance period based on RAIT’s performance relative to three long-term performance metrics established by the compensation committee.  The 2015 LTIP was adopted pursuant to our 2012 IAP.

The total compensation awarded under the cash bonus plan is at-risk and tied to pre-determined criteria. For 2016, 70% of the target cash bonus awards is payable based on the following objectives and weightings: i) cash available for distribution of 25%; ii) property sales of 20%; and iii) recourse debt reductions of 25%.  The amounts are earned based on our annual performance relative to threshold, target and maximum performance goals for these objective measures, with 50% of target incentive opportunity payable based on threshold performance achieved, 100% based on target performance achieved and 150% based on maximum performance achieved. The remaining 30% of the target cash bonus award is based on the achievement of various individual performance criteria that may be earned based on individual performance factors deemed relevant by the compensation committee.

The LTIP is an equity program whereby long-term performance awards are granted each year and earned based on our performance over a three year period. Compensation awarded under the LTIP is based on predefined performance for 75% of the

Award. Performance measures and weighting for the performance component of the 2016-2018 awards are based on the following objective performance measures relating to the total shareholder return (stock price appreciation plus aggregate dividends or TSR) TSR as compared to a peer group of public companies over the same period at 40%, TSR as compared to the TSR for the NAREIT Mortgage Index at 30%, and the company’s absolute TSR at 30%. The remaining 25% of the compensation award is time-based vesting over three years.

As of December 31, 2016, 1,028,734 common shares are available for issuance under the 2012 IAP.

A summary of the SARs activity of the 2012 IAP is presented below.

	2016		2015		2014
	SARs	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price
Outstanding, January 1,	3,620,700	$7.01	2,780,242	$6.92	2,689,458	$6.18
Granted	895,000	2.38	1,177,500	7.23	895,100	8.29
Expired	(126,499)	7.14	(106,500)	6.17	—	—
Exercised	—	—	(61,667)	6.30	(711,750)	5.74
Forfeited	(338,217)	5.55	(168,875)	7.53	(92,566)	7.67
Outstanding, December 31,	4,050,984	$6.06	3,620,700	$7.01	2,780,242	$6.92
SARs exercisable at December 31,	2,373,462	6.82	1,649,643	6.52	647,958	6.30

As of December 31, 2016, our closing common stock price was $3.36, which was less than the exercise prices of all exercisable SARs. Therefore, the total intrinsic value of SARs outstanding and exercisable at December 31, 2016 was $0. As of December 31, 2016, the unrecognized compensation cost relating to unvested SARs was $404.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2016

(Dollars in thousands, except share and per share amounts)

The weighted average grant date fair values of the SARs and the assumptions used in computing those fair values at the dates of their respective awards, using the Black-Scholes Option Pricing Model, were as follows:

	For the Years Ended December 31
	2016	2015	2014
Weighted average grant date fair value	$0.23	$0.96	$1.32
Stock Price	2.38	7.23	8.29
Strike Price	2.38	7.23	8.29
Risk-free interest rate	1.0%	1.2%	1.5%
Dividend yield	15.1%	10.0%	7.7%
Volatility	38%	32%	31%
Expected term	3.5 years	3.5 years	5.0 years

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

The following table summarizes information about the SARs outstanding and exercisable as of December 31, 2016:

	SARs Outstanding		SARs Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Remaining Contractual Life
$2.38—8.29	4,050,984	2.2 years	2,373,462	1.2 years

A summary of the restricted common share awards of the 2012 IAP and 2015 LTIP as of December 31, 2016, 2015, and 2014 is presented below.

	2016		2015		2014
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance, January 1,	559,583	$7.41	455,917	$7.67	365,667	$6.89
Granted	1,356,999	2.84	386,905	7.23	335,917	8.29
Vested	(507,407)	5.29	(234,197)	7.46	(165,634)	7.25
Forfeited	(329,982)	4.03	(49,042)	7.54	(80,033)	7.60
Balance, December 31,	1,079,193	$—	559,583	$7.41	455,917	$7.67

As of December 31, 2016, the unrecognized compensation cost relating to unvested restricted common share awards was $1,830. The estimated fair value of restricted common share awards vested during 2016, 2015, and 2014 was $1,248, $1,688 and $1,201, respectively.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2016

(Dollars in thousands, except share and per share amounts)

The following table summarizes the PSUs granted for the years ended December 31, 2016 and 2015:

Grant Date	Type of PSUs Granted	Number of PSUs Granted	Performance Period Commencement Date	Performance Period End Date	Grant Date Fair Value	Number of PSUs Outstanding as of December 31, 2016
March 31, 2015	3-Year TSR vs Peer Group	136,115	January 1, 2015	December 31, 2017	$3.35	136,115
March 31, 2015	3-Year TSR vs NAREIT Mortgage Index	68,057	January 1, 2015	December 31, 2017	$3.26	68,057
March 31, 2015	Absolute 3-Year TSR	68,057	January 1, 2015	December 31, 2017	$2.17	68,057
March 31, 2015	Strategic Objectives	68,057	January 1, 2015	December 31, 2017	$6.86	68,057
April 22, 2016	3-Year TSR vs Peer Group	325,348	January 1, 2016	December 31, 2018	$1.55	325,348
April 22, 2016	3-Year TSR vs NAREIT Mortgage Index	244,011	January 1, 2016	December 31, 2018	$1.44	244,011
April 22, 2016	Absolute 3-Year TSR	244,011	January 1, 2016	December 31, 2018	$1.07	244,011

Our assumptions used in computing the fair value of the PSUs at the dates of their respective awards, using the Monte Carlo method, were as follows:

	For the Years Ended December 31
	2016		2015
Dividend yield	10.6%	(a)	8.0%	(c)
Volatility	53.0%	(b)	39.0%	(d)
Expected term	2.7 years		2.8 years

(a)	This represents the dividend yield assumption used for RAIT. The dividend yield assumptions used for our peer group and the NAREIT Mortgage Index ranged from 0% to 17.9%.
(b)	This represents the volatility assumption used for RAIT. The volatility assumptions used for our peer group and the NAREIT Mortgage Index ranged from 17% to 48%.
(c)	This represents the dividend yield assumption used for RAIT. The dividend yield assumptions used for our peer group and the NAREIT Mortgage Index ranged from 0% to 17.9%.
(d)	This represents the volatility assumption used for RAIT. The volatility assumptions used for our peer group and the NAREIT Mortgage Index ranged from 17% to 50%.

The Company estimates future expenses associated with PSUs outstanding at December 31, 2016 to be $624, which will be recognized over a weighted-average period of 2.2 years.

During the year ended December 31, 2016, we recorded $6,752 associated with our share based compensation of which $3,355 was recorded within IRT internalization and management transition expenses.  This included $784 of share based compensation expense recorded related to the December 20, 2016 modification of SARs, restricted awards, and PSUs previously granted to two executive officers and $2,571 of share based compensation recorded related to restricted stock awards with no service condition that were issued in conjunction with the closing of the IRT internalization transaction.  Share based compensation expense for the modified awards was based on the fair value of the awards on the modification date.  Share based compensation expense for the awards with no service condition was based on the fair value of the awards on the grant date.  During the years ended December 31, 2015 and 2014, we recorded share based compensation expense of $4,466 and $4,407, respectively.

On January 9, 2017, the compensation committee awarded 344,042 unvested restricted common share awards to one of our executive officers in order to satisfy the remaining portion of the 600,000 awards to be granted to the executive officer under a Binding Memorandum of Understanding dated September 26, 2016, or the MOU, contingent on the closing of the IRT internalization transaction.  While a portion of the awards issued with respect to the MOU were granted on December 23, 2016 and this final portion on January 9, 2017, stock compensation expense of $2,068 related to all 600,000 awards was recorded in 2016 since the awards were authorized as of the December 20, 2016 IRT internalization transaction and no future service would be required after the grant date.

On February 14, 2017, the compensation committee awarded 332,500 unvested restricted common share awards, valued at $1,257 using our closing price of $3.78, to our non-executive officer employees. These awards vest over a three-year period.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2016

(Dollars in thousands, except share and per share amounts)

On February 14, 2017, the compensation committee awarded 832,500 SARs, valued at $574 based on a Black-Scholes option pricing model at the date of grant, to our non-executive officer employees.  The SARs vest over a three-year period and may be exercised between the date of vesting and February 14, 2022, the expiration date of the SARs.

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

During the years ended December 31, 2016, 2015 and 2014, we recorded $749, $548 and $551 of contributions which is included in compensation expense on the accompanying consolidated statements of operations. During the years ended December 31, 2016, 2015 and 2014, we did not make any discretionary cash profit sharing contributions.

NOTE 14: EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three years ended December 31, 2016:

	For the Years Ended December 31
	2016	2015	2014
Income (loss) from continuing operations	$(37,879)	$28,593	$(292,830)
(Income) loss allocated to preferred shares	(35,160)	(32,830)	(28,993)
(Income) loss allocated to noncontrolling interests	3,435	2,235	2,115
Income (loss) from continuing operations allocable to common shares	(69,604)	(2,002)	(319,708)
Total income (loss) from discontinued operations	87,952	34,900	2,855
(Income) loss from discontinued operations allocated to noncontrolling interests	(28,168)	(25,740)	(1,651)
Income (loss) from discontinued operations allocable to common shares	59,784	9,160	1,204
Net income (loss) allocable to common shares	$(9,820)	$7,158	$(318,504)
Weighted-average shares outstanding—Basic	91,153,861	85,524,073	81,328,129
Dilutive securities under the treasury stock method	—	933,798	—
Weighted-average shares outstanding—Diluted	91,153,861	86,457,871	81,328,129
Earnings (loss) per share—Basic:
Continuing operations	$(0.77)	$(0.03)	$(3.93)
Discontinued operations	0.66	0.11	0.01
Earnings (loss) per share—Basic	$(0.11)	$0.08	$(3.92)
Earnings (loss) per share—Diluted:
Continuing operations	$(0.77)	$(0.03)	$(3.93)
Discontinued operations	0.66	0.11	0.01
Earnings (loss) per share—Diluted	$(0.11)	$0.08	$(3.92)

For the years ended December 31, 2016, 2015 and 2014, securities  convertible into 26,457,897, 21,807,918 and 31,816,146      common shares, respectively, were excluded from the earnings (loss) per share computations because their effect would have been anti-dilutive.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2016

(Dollars in thousands, except share and per share amounts)

NOTE 15: INCOME TAXES

RAIT, Taberna and IRT have elected to be taxed as REITs under Sections 856 through 860 of the Internal Revenue Code. Note that as of October 5, 2016, IRT was no longer consolidated by RAIT.  Refer to Note 9: Discontinued Operations for further discussion. In February 2016, in conjunction with the venture described in Note 5: Indebtedness and Note 8: Variable Interest Entities, we created a new entity that elected to be taxed as a REIT.  This entity holds the FL-5 junior notes for the aforementioned venture.  To maintain qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to shareholders. We generally will not be subject to U.S. federal income tax on taxable income that is distributed to our shareholders.  If our REIT entities fail to qualify as REITs in any taxable year, we will then be subject to U.S. federal income taxes on our taxable income at regular corporate rates, and we will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants relief under certain statutory provisions. Such an event could materially adversely affect our net income and cash available for dividends to shareholders. However, we believe that each of our REIT entities will be organized and operated in such a manner as to qualify for treatment as a REIT, and intend to operate in the foreseeable future in a manner so that each will qualify as a REIT. We may be subject to certain state and local taxes.  For the year ended December 31, 2016, 47% of dividends were characterized as ordinary income and 53% were characterized as total capital gain distribution.  For the year ended December 31, 2015, 21% of dividends were characterized as ordinary income, 53% as total capital gain distribution and 26% were characterized as return of capital.

The components of the provision for income taxes as it relates to our taxable income from domestic TRSs during the years ended December 31, 2016, 2015 and 2014 includes the effects of our performance of a portion of TRS services in a foreign jurisdiction that does not incur income taxes.

Certain TRS entities are domiciled in the Cayman Islands and, accordingly, taxable income generated by these entities may not be subject to local income taxation, but generally will be included in our income on a current basis as SubPart F income, whether or not distributed. Upon distribution of any previously included SubPart F income by these entities, no incremental U.S. federal, state, or local income taxes would be payable by us. Accordingly, no provision for income taxes has been recorded for these foreign TRS entities for the years ended December 31, 2016, 2015 and 2014.

The components of the income tax benefit (provision) as it relates to our taxable income (loss) from domestic and foreign TRSs during the years ended December 31, 2016, 2015 and 2014 were as follows:

	For the Year Ended December 31, 2016
	Federal	State and Local	Foreign	Total
Current benefit (provision)	$(9)	$(329)	$—	$(338)
Deferred benefit (provision)	(2,127)	(85)	—	(2,212)
Income tax benefit (provision)	$(2,136)	$(414)	$—	$(2,550)

	For the Year Ended December 31, 2015
	Federal	State and Local	Foreign	Total
Current benefit (provision)	$(268)	$(46)	$—	$(314)
Deferred benefit (provision)	(2,110)	(374)	—	(2,484)
Income tax benefit (provision)	$(2,378)	$(420)	$—	$(2,798)

	For the Year Ended December 31, 2014
	Federal	State and Local	Foreign	Total
Current benefit (provision)	$(110)	$(69)	$—	$(179)
Deferred benefit (provision)	2,438	(112)	—	2,326
Income tax benefit (provision)	$2,328	$(181)	$—	$2,147

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2016

(Dollars in thousands, except share and per share amounts)

A reconciliation of the income tax benefit (provision) based upon the statutory tax rates to the effective rates of our taxable REIT subsidiaries is as follows for the years ended December 31, 2016, 2015 and 2014:

	For the Years Ended December 31
	2016	2015	2014
Federal statutory rate	$(8,530)	$(1,718)	$3,171
State statutory, net of federal benefit	(299)	(404)	(157)
Change in federal valuation allowance	5,670	(55)	986
Permanent items	(54)	(41)	(82)
Penalties associated with SEC settlement	—	—	(1,750)
Provision to return adjustments	207	(580)	(21)
Other	456	—	—
Income tax benefit (provision)	$(2,550)	$(2,798)	$2,147

Significant components of our deferred tax assets (liabilities), at our TRSs, are as follows as of December 31, 2016 and 2015:

Deferred tax assets (liabilities):	As of December 31, 2016	As of December 31, 2015
Net operating losses, at TRSs	$13,899	$14,432
Capital losses	8,498	18,604
Unrealized losses	—	—
Other	595	1,056
Total deferred tax assets	22,992	34,092
Valuation allowance	(22,683)	(27,431)
Net deferred tax assets	$309	$6,661
Identified intangibles	(276)	(3,838)
Advances	—	(517)
Accrued interest	—	—
Other	(156)	(217)
Deferred tax (liabilities)	(432)	(4,572)
Net deferred tax assets (liabilities)	$(123)	$2,089

As of December 31, 2016, we had $29,786 of federal net operating losses, $64,782 of state net operating losses, $0 foreign net operating losses and $18,611 of capital losses. The federal net operating losses will begin to expire in 2028, the state net operating losses will begin to expire in 2017. We have concluded that it is not more likely than not that $29,786 of federal net operating losses and $64,782 of state net operating losses, and $17,934 of capital losses will be utilized during their respective carry forward periods and, as such, we have established a valuation allowance against these deferred tax assets.

The accounting guidance for income taxes clarifies the accounting for uncertainty in income taxes, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also provides rules on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no uncertain tax positions for the years ending December 31, 2016, 2015, 2014, and 2013. Income tax returns are filed in multiple jurisdictions and are subject to examination by taxing authorities. We have open tax years from 2013 through 2015 with various jurisdictions. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations.

NOTE 16: RELATED PARTY TRANSACTIONS

In the ordinary course of our business operations, we have ongoing relationships and have engaged in transactions with the related entities described below. All of these relationships and transactions were approved or ratified by our audit committee as being on terms comparable to those available from an unaffiliated third party or otherwise not creating a conflict of interest.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2016

(Dollars in thousands, except share and per share amounts)

Almanac

Andrew M. Silberstein serves as a trustee on our board of trustees, as designated pursuant to the purchase agreement. Mr. Silberstein is an equity owner of Almanac and an officer of the investor and holds indirect equity interests in the investor. The transactions pursuant to the purchase agreement are described above in Note 11: Series D Preferred Shares.

IRT

As described in Note 9: Discontinued Operations, we deconsolidated IRT as of October 5, 2016.  While IRT was consolidated by RAIT, IRT was not considered a related party.  Subsequent to deconsolidation, IRT became a related party.  RAIT’s relationships with IRT are discussed below.

Fees and Expenses Received as IRT’s External Advisor

On December 20, 2016, in connection with our management internalization, we sold IRT’s Advisor and, therefore, fees and expenses are no longer earned.

On September 25, 2015, we entered into the Second Amendment to the Second Amended and Restated Advisory Agreement.  The Second Amendment amended the advisory agreement to extend its term to October 1, 2020, and to provide for compensation to us for periods subsequent to October 1, 2015, as follows:

•	Quarterly base management fee of 0.375% of IRT’s cumulative equity raised; and

•	Quarterly incentive fee equal to 20% of IRT’s core funds from operations, or Core FFO, as defined in the advisory agreement, in excess of $0.20 per share.

Prior to the Second Amendment, the Second Amended and Restated Advisory Agreement, which was effective as of May 7, 2013 through September 30, 2015, provided that we were compensated as follows:

•

Quarterly base management fee of 0.1875% of IRT’s average gross real estate assets as of the last day of such quarter. Average gross real estate assets means the average of the aggregate book value of IRT’s real estate assets before reserves for depreciation or other similar noncash reserves and excluding the book values attributable to the eight properties that IRT acquired prior to August 16, 2013. Average gross real estate assets is computed by taking the average of these book values at the end of each month during the quarter for which the fee is calculated.

•	An incentive fee based on IRT’s pre-incentive fee Core FFO. The incentive fee was computed at the end of each fiscal quarter as follows:

•

no incentive fee in any fiscal quarter in which IRT’s pre-incentive fee Core FFO does not exceed the hurdle rate of 1.75% (7% annualized) of the cumulative gross amount of equity capital IRT has obtained; and

•	20% of the amount of IRT’s pre-incentive fee Core FFO that exceeded 1.75% (7% annualized) of the cumulative gross proceeds from IRT’s issuance of equity securities.

For the years ended December 31, 2016, 2015 and 2014, we earned $7,092, $4,984, and $1,582 of asset management fees, respectively.  It is noted that the quarterly asset management fee for the period ended December 31, 2016 was calculated by adjusting for the effect of the repurchase of IRT’s shares held by RAIT as well as the purchase price for IRT’s management internalization as described in Note 9: Discontinued Operations.  For the years ended December 31, 2016, 2015, and 2014, we earned $350, $629, and $154 of incentive fees, respectively. For the years ended December 31, 2015 and 2014, all of these fees earned were eliminated in consolidation.  For the year ended December 31, 2016, $5,584 of these fees earned were eliminated in consolidation.  These fees are included within fees and other income in our consolidated statements of operations.

As of December 31, 2016 and 2015, we had receivables from IRT for asset management fees and incentive fees of $0 and $1,854, respectively.  The receivable as of December 31, 2015 eliminated in consolidation.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2016

(Dollars in thousands, except share and per share amounts)

Property Management Fees Paid to Our Property Manager

On December 20, 2016, in connection with our management internalization, we sold our multifamily property management business to IRT, which included all of the property management agreements for IRT’s properties.

We had entered into property management agreements with IRT with respect to each of IRT’s properties.  Pursuant to these property management agreements, IRT paid our multifamily property manager property management and construction management fees on a monthly basis up to 4.0% of the gross revenues from a property for each month. For the years ended December 31, 2016, 2015 and 2014, we earned $4,769, $3,675, and $1,759, respectively, of property management and construction management fees. For the years ended December 31, 2015 and 2014, all of these fees earned were eliminated in consolidation.  For the year ended December 31, 2016, $3,776 of these fees earned were eliminated in consolidation. These fees are included within fees and other income in our consolidated statements of operations.

As of December 31, 2016 and 2015, we had receivables from IRT for property management and leasing fees of $0 and $440, respectively.  The receivable as of December 31, 2015 eliminated in consolidation.

Dividends Paid to Affiliates of Our External Advisor

On October 5, 2016, we sold all 7,269,719 shares of IRT’s common stock that we owned to IRT.

As of December 31, 2016 and 2015, RAIT owned 0.0% and 15.5% of the outstanding shares of IRT’s common stock, respectively.  For the years ended December 31, 2016, 2015 and 2014, we earned and subsequently received dividends of $3,926, $5,234 and $5,126, respectively, related to shares of common stock owned by RAIT.  All of these dividends were eliminated in consolidation.

Indebtedness

During the year ended December 31, 2016, IRT repaid $38,075 of mortgage indebtedness held by us with proceeds from two property dispositions.  For the years ended December 31, 2016, we received $486 in exit fees pursuant to the contractual terms of the mortgage indebtedness.  Also for the years ended December 31, 2016, 2015, and 2014, we received $361, $965, and $966 respectively, of interest from IRT. All of the debt, fees and interest eliminated in consolidation.  There was no accrued interest receivable outstanding as of December 31, 2016.

Other Transactions with RAIT Subsequent to our Management Internalization (December 20, 2016 to December 31, 2016)

IRT paid RAIT $50 pursuant to a shared services agreement for the period ended December 31, 2016.  RAIT paid IRT $23 of property management fees.  IRT reimbursed RAIT $253 for compensation expense that RAIT paid to IRT employees.

Other

On December 20, 2016, Scott F. Schaeffer resigned from his position as Chief Executive Officer of RAIT and became the full-time Chief Executive Officer of IRT.  On the same date, Scott F. Schaeffer entered into a one year consulting agreement with RAIT for which he will receive compensation of $375.  In accordance with the Memorandum of Understanding dated September 26, 2016, which memorialized the terms of his resignation, RAIT granted to Scott F. Schaeffer 150,000 unvested shares of common stock on December 23, 2016, and made a $500 cash payment in January 2017.  The shares vest 50% on the six month anniversary and 50% on the one year anniversary of the grant date.

NOTE 17: SUPPLEMENTAL DISCLOSURE TO CONSOLIDATED STATEMENTS OF CASH FLOWS

The consolidated statements of cash flows and supplemental disclosure includes the entities or distinguishable components of RAIT that were considered discontinued operations for the years ended December 31, 2016, 2015 and 2014. See Note 9: Discontinued Operations for additional information.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2016

(Dollars in thousands, except share and per share amounts)

The following are supplemental disclosures to the consolidated statements of cash flows for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Cash paid for interest	$98,154	$80,748	$67,960
Cash paid (refunds received) for taxes	268	500	262
Non-cash increase (decrease) in investments in real estate, intangible assets and other liabilities from conversion of loans	33,271	159,214	74,530
Non-cash increase in noncontrolling interests from property acquisition	—	123,855	11,961
Non-cash increase (decrease) in indebtedness from conversion to shares or debt extinguishments	(6,263)	(4,018)	(2,421)
Non-cash increase (decrease) in indebtedness from the assumption of debt from property acquisitions	—	204,308	289,292
Non-cash (decrease) in assets from discontinued operations	(1,277,292)	—	—
Non-cash decrease in liabilities and equity from discontinued operations	1,245,720	—	—
Non-cash increase in other assets from business combination	—	—	3,052
Non-cash decrease in investment in mortgages and loans from deconsolidation of VIEs	—	—	(43,312)
Non-cash decrease in investment in securities and security-related receivables from deconsolidation of VIEs	—	—	(496,587)
Non-cash decrease in restricted cash from deconsolidation of VIEs	—	—	(4,109)
Non-cash decrease in accrued interest receivable from deconsolidation of VIEs	—	—	(5,296)
Non-cash decrease in other assets from deconsolidation of VIEs	—	—	(1,160)
Non-cash decrease in indebtedness from deconsolidation of VIEs	—	—	274,787
Non-cash decrease in accrued interest payable from deconsolidation of VIEs	—	—	23,273
Non-cash decrease in accounts payable and accrued expenses from deconsolidation of VIEs	—	—	74
Non-cash decrease in derivative liabilities from deconsolidation of VIEs	—	—	52,624
Non-cash decrease in shareholders’ equity from deconsolidation of VIEs	—	—	199,706

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

As of December 31, 2016

(Dollars in thousands, except share and per share amounts)

NOTE 18: QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes our quarterly financial data which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our results of operations:

	For the Three-Month Periods Ended
	March 31	June 30	September 30	December 31
2016
Total revenue	$48,651	$45,974	$43,237	$35,745
Change in fair value of financial instruments	(4,088)	(1,592)	(1,375)	1,109
Income (loss) from continuing operations	(11,988)	(6,471)	5,328	(24,748)
Income (loss) from discontinued operations	1,485	32,876	4,112	1,671
Net income (loss)	(10,503)	26,405	9,440	24,731
Net income (loss) available to common shares from continuing operations	(19,363)	(14,115)	(2,048)	(34,078)
Net income (loss) available to common shares from discontinued operations	1,519	6,535	2,044	49,686
Net income (loss) allocable to common shares	(17,844)	(7,580)	(4)	15,608
Earnings (loss) per share from continuing operations - Basic (a)	(0.22)	(0.15)	(0.02)	(0.37)
Earnings (loss) per share from discontinued operations - Basic (a)	0.02	0.07	0.02	0.54
Total earnings (loss) per share—Basic (a)	(0.20)	(0.08)	—	0.17
Earnings (loss) per share from continuing operations - Diluted (a)	(0.22)	(0.15)	(0.02)	(0.37)
Earnings (loss) per share from discontinued operations - Diluted (a)	0.02	0.07	0.02	0.54
Total earnings (loss) per share—Diluted (a)	(0.20)	(0.08)	—	0.17

2015:
Total revenue	$53,056	$56,459	$48,952	$53,147
Change in fair value of financial instruments	4,490	8,356	620	(1,828)
Income (loss) from continuing operations	(306)	25,186	(2,178)	5,891
Income (loss) from discontinued operations	572	1,255	27,004	6,069
Net income (loss)	266	26,441	24,826	11,960
Net income (loss) available to common shares from continuing operations	(7,605)	17,409	(10,009)	(1,797)
Net income (loss) available to common shares from discontinued operations	508	1,547	3,477	3,628
Net income (loss) allocable to common shares	(7,097)	18,956	(6,532)	1,831
Earnings (loss) per share from continuing operations - Basic (a)	(0.09)	0.21	(0.11)	(0.02)
Earnings (loss) per share from discontinued operations - Basic (a)	0.01	0.02	0.04	0.04
Total earnings (loss) per share—Basic (a)	(0.08)	0.23	(0.07)	0.02
Earnings (loss) per share from continuing operations - Diluted (a)	(0.09)	0.20	(0.11)	(0.02)
Earnings (loss) per share from discontinued operations - Diluted (a)	0.01	0.02	0.04	0.04
Total earnings (loss) per share—Diluted (a)	(0.08)	0.22	(0.07)	0.02

(a)	The summation of quarterly per share amounts may not equal the full year amounts.

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

•

Our IRT segment concentrated on the ownership of apartment properties in opportunistic markets throughout the United States. As discussed in Note 9: Discontinued Operations, IRT became a discontinued operation during the year ended December 31, 2016.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2016

(Dollars in thousands, except share and per share amounts)

•

Our Taberna Securitization segment included the ownership and management of three real estate trust preferred securitizations, two of which we consolidated. Through December 19, 2014, we managed these securitizations and received fees for services provided. On December 19, 2014, we sold these remaining collateral management contracts and deconsolidated the securitizations from our financial statements.

As a result, we only have one reportable segment for the years ended December 31, 2016 and 2015 that relates to our continuing operations.  As such, the table below only presents our segment reporting for year ended December 31, 2014:

	Reportable Segments
	Real Estate Lending Owning and Management	Taberna	IRT (a)	Eliminations (b)	Consolidated
Year Ended December 31, 2014:
Net interest margin	$100,197	$22,786	$—	$(19,874)	$103,109
Property income	113,110	—	49,171	—	162,281
Fee and other income	32,166	980	—	(8,866)	24,280
Provision for loan losses	(5,500)	—	—	—	(5,500)
Depreciation and amortization expense	(44,128)	(136)	(12,520)	—	(56,784)
Operating income	22,745	20,454	45	(1,012)	42,232
Change in fair value of financial instruments	7,841	(106,593)	—	—	(98,752)
Income tax benefit (provision)	2,643	(496)	—	—	2,147
Net income (loss)	40,396	(327,102)	2,944	(6,213)	(289,975)

(a)	As discussed above, IRT became a discontinued operations during the year ended December 31, 2016 and, as such, is no longer a reportable segment.
(b)

Certain transactions occurred between the reportable segments and between the reportable segments and IRT.  These transactions included advisory and property management services as well as commercial real estate loans on owned real estate.

We have no single customer that accounts for 10% or more of revenue.

NOTE 20: OTHER DISCLOSURES

Commitments and Contingencies

Unfunded Loan Commitments

Certain of our commercial mortgage loans contain provisions whereby we are required to advance additional funds to our borrowers for capital improvements. As of December 31, 2016, our incremental loan commitments were $13,760, which will be funded from either cash or restricted cash held on deposit.

Employment Agreements

We are party to employment agreements with certain executives that provide for compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

Litigation

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2016

(Dollars in thousands, except share and per share amounts)

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

Lease Obligations

We lease office space in Philadelphia and other locations. The annual minimum rent due pursuant to the leases for each of the next five years and thereafter is estimated to be as follows as of December 31, 2016:

2017	$1,598
2018	1,992
2019	1,490
2020	1,332
2021	1,094
Thereafter	23,145
Total	$30,651

Rent expense was $2,130, $2,817 and $2,439 for the years ended December 31, 2016, 2015, and 2014, respectively, and has been included in general and administrative expense or property operating expenses in the accompanying consolidated statements of operations.

NOTE 21: SUBSEQUENT EVENTS

We have evaluated subsequent events or transactions that have occurred after the consolidated balance sheet date of December 31, 2016, but prior to the filing of the consolidated financial statements with the SEC on this Annual Report on Form 10-K. We have determined that, except as disclosed within this Note and other Notes, there are no subsequent events that require disclosure in this Annual Report on Form 10-K.

On February 23, 2017, Highland Select Equity Master Fund, L.P., an affiliate of Highland Capital Management, L.P., a Delaware limited partnership (“Highland”) purported to notify us of its intention to nominate Nancy Jo Kuenstner, John M. Pons, Andrew C. Richardson, James D. Dondero and Matt McGraner for election as trustees at our 2017 Annual Meeting of Shareholders and, thereby, replace more than a majority of the nine members on our Board of Trustees. According to the Schedule 13D filed with the SEC by Highland and its affiliates on February 24, 2017, Highland and its affiliates beneficially own approximately 5.9% of our outstanding common stock. On February 23, 2017, Highland and its affiliates filed with the SEC soliciting material under Rule 14a-12 of the Exchange Act confirming their intention to file a preliminary proxy statement and an accompanying proxy card with the SEC to solicit votes for the election of its slate of five trustee nominees to our Board of Trustees, at our 2017 Annual Meeting of Shareholders.

RAIT Financial Trust

Schedule II

Valuation and Qualifying Accounts

For the Three Years Ended December 31, 2016

(Dollars in thousands)

	Allowance for Losses
	Balance, Beginning of Period	Additions		Deductions	Balance, End of Period
		Provision	Other (a)
For the year ended December 31, 2016	$17,097	$8,050	$1,019	$(13,812)	$12,354
For the year ended December 31, 2015	$9,218	$8,300	$—	$(421)	$17,097
For the year ended December 31, 2014	$22,955	$5,500	$—	$(19,237)	$9,218

(a) Represents capitalization of past due interest on modified loans.

RAIT Financial Trust

Schedule III

Real Estate and Accumulated Depreciation

As of December 31, 2016

(Dollars in thousands)

			Initial Cost		Cost of Improvements, net of Retirements		Gross Carrying Amount
Property Name	Description	Location	Land	Building	Land	Building	Land (1)	Building (1)	Accumulated Depreciation- Building	Encumbrances (Unpaid Principal)	Year of Acquisition	Life of Depreciation
Willow Grove	Land	Willow Grove, PA	$307	$—	$—	$—	$307	$—	$—	$—	2001	N/A
Cherry Hill	Land	Cherry Hill, NJ	307	—	—	—	307	—	—	—	2001	N/A
Reuss	Office	Milwaukee, WI	4,090	38,771	—	21,139	4,090	59,910	(23,606)	(35,692)(2)	2004	30
McDowell	Office	Scottsdale, AZ	9,809	55,580	—	9,338	9,809	64,918	(18,344)	(84,609)(2)	2007	30
Oyster Point	Multi-Family	Newport News, VA	3,967	11,414	—	1,268	3,967	12,682	(5,264)	(17,133)(4)	2008	30
Tuscany Bay	Multi-Family	Orlando, FL	7,124	28,496	—	2,079	7,124	30,575	(9,347)	(29,721)(5)	2008	30
Corey Landings	Land	St. Pete Beach, FL	21,595	—	—	5,024	21,595	5,024	—	—	2009	N/A
Sharpstown Mall	Retail	Houston, TX	6,737	24,598	—	10,214	6,737	34,812	(10,177)	(52,962)(2)	2009	30
Executive Center	Office	Milwaukee, WI	1,531	6,324	—	4,100	1,531	10,424	(3,269)	(11,750)(2)	2009	30
Emerald Bay	Multi-Family	Las Vegas, NV	6,500	22,069	—	1,335	6,500	23,404	(7,214)	(27,947)(6)	2009	30
Inlet Square Mall	Retail	Myrtle Beach, SC	—	2,500	—	8,890	—	11,390	(3,681)	(30,175)(2)	2009	30
1501 Yamato Road	Office	Boca Raton, FL	8,200	32,800	—	6,328	8,200	39,128	(10,299)	(53,924)(7)	2009	30
Executive Mews - Willow Grove	Office	Willow Grove, PA	2,280	9,120	—	1,431	2,280	10,551	(2,716)	(11,246)(2)	2010	30
Executive Mews - Cherry Hill	Office	Cherry Hill, NJ	1,980	7,920	—	2,550	1,980	10,470	(3,218)	(8,784)(3)	2010	30
Lexington/Trails at Northpointe	Multi-Family	Jackson, MS	4,522	18,086	—	2,204	4,522	20,290	(5,161)	(26,084)(2)	2010	30
Tiffany Square	Office	Colorado Springs, CO	3,396	7,506	—	3,697	3,396	11,203	(3,508)	(16,895)(2)	2010	30
Four Resource Square	Office	Charlotte, NC	4,060	15,455	—	2,341	4,060	17,796	(3,740)	(23,000)(2)	2011	30
South Plaza	Retail	Nashville, TN	4,480	17,920	—	998	4,480	18,918	(3,707)	(24,350)(2)	2011	30
Treasure Island Resort	Land	Daytona Beach, FL	6,230	—	—	4,581	6,230	4,581	—	(11,077)(2)	2011	N/A
Sunny Shores Resort	Land	Daytona Beach, FL	3,379	—	—	43	3,379	43	—	(4,323)(2)	2011	N/A
MGS Gift Shop	Land	Daytona Beach, FL	409	—	—	16	409	16	—	(520)(2)	2011	N/A
Beachcomber Beach Resort	Land	Daytona Beach, FL	10,300	—	—	43	10,300	43	—	(12,649)(2)	2011	N/A
UBS Tower	Office	St. Paul, MN	3,660	4,006	—	9,164	3,660	13,170	(4,645)	(18,500)(2)	2012	30
May’s Crossing	Retail	Round Rock, TX	1,820	6,357	—	329	1,820	6,686	(1,169)	(8,600)(2)	2012	30

			Initial Cost		Cost of Improvements, net of Retirements		Gross Carrying Amount
Property Name	Description	Location	Land	Building	Land	Building	Land (1)	Building (1)	Accumulated Depreciation- Building	Encumbrances (Unpaid Principal)	Year of Acquisition	Life of Depreciation
South Terrace	Multi-Family	Durham, NC	4,210	32,434	—	1,493	4,210	33,927	(4,166)	(33,431)(2)	2013	30
Rutherford	Office	Woodlawn, MD	719	5,301	—	1,693	719	6,994	(1,648)	(5,433)(2)	2014	30
Union Medical	Office	Colorado Springs, CO	2,448	23,433	—	3,540	2,448	26,973	(3,004)	(26,085)(2)	2014	30
Oakland Square	Retail	Troy, MI	6,031	15,836	—	489	6,031	16,325	(1,443)	(16,533)(10)	2014	30
Oakland Plaza	Retail	Troy, MI	5,353	19,381	—	796	5,353	20,177	(1,655)	(18,388)(10)	2014	30
100 East Lancaster Avenue	Office	Downingtown, PA	1,441	3,586	—	259	1,441	3,845	(460)	(5,450)(2)	2014	30
Adams Aircraft	Industrial	Englewood, CO	566	4,165	—	—	566	4,165	(174)	(7,212)(8)	2015	30
South Midco	Industrial	Witchita, KS	415	3,273	—	9	415	3,282	(144)	(7,212)(8)	2015	30
East Glendale	Industrial	Sparks, NV	460	656	—	5	460	661	(30)	(1,923)(8)	2015	30
Perry Avenue	Industrial	Attleboro, MA	2,011	24,526	—	36	2,011	24,562	(1,044)	(9,394)(8)	2015	30
Interstate Drive	Industrial	West Springfield, MA	787	4,361	—	14	787	4,375	(197)	(12,190)(8)	2015	30
Hunt Valley Circle	Industrial	New Kensington, PA	1,119	8,486	—	8	1,119	8,494	(363)	(10,647)(8)	2015	30
Kirby Circle	Industrial	Palm Bay, FL	719	16,127	—	—	719	16,127	(670)	(16,742)(8)	2015	30
Rex Boulevard	Industrial	Auburn Hills, MI	1,393	6,071	—	—	1,393	6,071	(255)	(14,398)(8)	2015	30
Square Drive	Industrial	Marysville, OH	544	4,603	—	56	544	4,659	(208)	(5,581)(8)	2015	30
Fondorf Drive	Industrial	Columbus, OH	403	4,943	—	52	403	4,995	(220)	(7,641)(8)	2015	30
Erieview Tower	Office	Cleveland, OH	17,385	42,562	—	9,793	17,385	52,355	(3,032)	(72,554)(2)	2015	30
Gettysburg Pike 6930	Industrial	Fort Wayne, IN	242	4,919	—	147	242	5,066	(120)	(3,862)(9)	2016	30
Gettysburg Pike 6932	Industrial	Fort Wayne, IN	104	2,189	—	16	104	2,205	(55)	(1,725)(9)	2016	30
Lake Avenue	Office	Fort Wayne, IN	794	1,918	—	299	794	2,217	(67)	(3,760)(9)	2016	30
Moreau Court	Office	South Bend, IN	1,995	3,656	—	371	1,995	4,027	(194)	(9,959)(9)	2016	30
Raritan Shopping Center	Retail	Raritan, NJ	3,313	27,956	—	21	3,313	27,977	—	(29,000)(2)	2016	30

			$169,135	$569,304	$—	$116,206	$169,135	$685,513	$(138,214)	$(829,061)

(1)	The aggregate cost basis for federal income tax purposes of our investments in real estate approximates the carrying amount at December 31, 2016.
(2)	These encumbrances are held by our consolidated securitizations, RAIT I and RAIT II
(3)	Of these encumbrances, $7,200 is held by third parties and $1,584 is held by RAIT.
(4)	Of these encumbrances, $5,191 is held by third parties and $11,942 is held by RAIT II.
(5)	Of these encumbrances, $9,143 is held by third parties and $20,578 is held by RAIT II.
(6)	Of these encumbrances, $8,647 is held by third parties and $19,300 is held by RAIT II.
(7)	Of these encumbrances, $21,424 is held by third parties and $32,500 is held by RAIT I.
(8)	Of these encumbrances, $81,942 is held by third parties and $11,000 is held by RAIT I.
(9)	Of these encumbrances, $17,770 is held by third parties and $1,537 is held by RAIT I.
(10)	These encumbrances are held entirely by third parties.

Investments in Real Estate	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Balance, beginning of period	$1,145,630	$1,151,339
Additions during period:
Acquisitions	49,734	147,633
Improvements to land and building	22,701	18,332
Deductions during period:
Dispositions, impairments and deconsolidation of real estate	(363,419)	(171,674)
Balance, end of period:	$854,646	$1,145,630

Accumulated Depreciation	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Balance, beginning of period	$158,688	$168,480
Depreciation expense	36,944	36,818
Dispositions and deconsolidation of real estate	(57,418)	(46,610)
Balance, end of period:	$138,214	$158,688

RAIT Financial Trust

Schedule IV

Mortgage Loans on Real Estate

As of December 31, 2016

(Dollars in thousands)

(1) Summary of Commercial Mortgage Loans, Mezzanine Loans and Preferred Equity Interests

	Number of Loans	Interest Rate			Maturity Date		Principal		Carrying Amount of Mortgage Loans (a) (c)
Description of mortgage loans		Lowest		Highest	Earliest	Latest	Lowest	Highest
Commercial mortgage loans
Multi-family	20	5.0%		8.0%	4/1/2017	9/30/2020	$4,800	$34,350	$264,187
Office	36	4.4%		7.2%	2/1/2017	4/16/2022	1,486	27,040	422,627
Retail	27	4.4%		7.5%	4/1/2017	12/1/2025	299	45,939	377,484
Other	11	5.0%		6.3%	1/1/2017	11/30/2021	650	23,850	97,083
Subtotal	94						7,235	131,179	1,161,381
Mezzanine loans
Multi-family	5	6.0%		14.5%	4/1/2017	1/1/2025	500	12,339	19,868
Office	15	5.1%		12.5%	2/9/2017	5/1/2025	380	18,500	67,810
Retail	2	5.0%		12.5%	3/1/2017	5/8/2018	142	658	799
Other	1	12.0%		12.0%	12/1/2017	12/1/2017	1,379	1,379	1,379
Subtotal	23						2,401	32,876	89,856
Preferred equity interests
Multi-family	7	6.0%		11.9%	4/1/2020	7/1/2027	238	7,948	27,813
Office	10	0.0%	(b)	11.0%	1/11/2017	1/2/2029	750	3,650	15,016
Subtotal	17						988	11,598	42,829

Total commercial mortgage loans, mezzanine loans and preferred equity interests	134						$10,624	$175,653	$1,294,066

(a)	The tax basis of the commercial mortgage loans, mezzanine loans and preferred equity interests approximates the carrying amount.
(b)

Relates to a $2.5 million preferred equity interest and a $3.7 million preferred equity interest where there is no contractual interest; however, we receive returns based on the performance of the underlying real estate property.

(c)	Reconciliation of carrying amount of commercial mortgage loans, mezzanine loans and preferred equity interests:

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Balance, beginning of period	$1,625,838	$1,393,132
Additions during period:
Investments in loans	165,240	1,012,310
Accretion of discount	458	1,301
Deductions during period:
Collections of principal	(417,735)	(291,228)
Sales of conduit loans	(35,177)	(424,979)
Conversion of loans to real estate and charge-offs	(44,558)	(64,698)
Balance, end of period:	$1,294,066	$1,625,838

(a)	Summary of Commercial Mortgage Loans, Mezzanine Loans and Preferred Equity Interests by Geographic Location:

		Interest Rate			Principal
Location by State	Number of Loans	Lowest		Highest	Lowest	Highest	Carrying Amount of Mortgage Loans
Texas	24	5.0%		14.5%	$238	$34,350	$236,249
Florida	14	4.6%		12.0%	142	27,040	186,409
Various	3	4.4%		7.5%	299	45,939	110,574
California	16	0.0%	(a)	7.3%	1,486	24,100	148,901
Ohio	7	5.5%		6.5%	1,590	20,000	65,570
Pennsylvania	4	5.0%		11.9%	884	15,500	34,574
Colorado	2	5.1%		5.8%	820	21,009	23,315
New York	3	5.9%		9.7%	4,000	7,875	18,625
Wisconsin	12	5.5%		11.0%	500	13,000	33,347
Maryland	3	5.5%		7.0%	4,040	12,000	24,990
North Carolina	1	5.5%		5.5%	650	23,850	24,500
Georgia	6	5.5%		12.5%	380	30,804	57,384
Illinois	5	5.3%		6.8%	5,400	13,000	48,757
Alabama	5	5.0%		6.5%	6,739	13,600	46,464
Minnesota	1	4.4%		5.5%	3,995	16,000	19,995
Massachusetts	1	7.2%		7.2%	18,500	18,500	18,381
Tennessee	2	6.0%		7.0%	6,159	7,250	13,409
New Jersey	1	11.0%		11.0%	4,000	4,000	4,000
Arizona	3	5.3%		12.1%	2,000	11,750	19,980
Indiana	2	10.0%		12.0%	900	1,054	1,954
Connecticut	1	12.0%		12.0%	554	4,000	8,302
Oklahoma	3	5.5%		10.0%	4,878	7,860	18,338
Michigan	1	5.8%		5.8%	6,800	6,800	6,800
Virginia	5	4.8%		6.5%	5,500	16,956	45,906
South Carolina	1	5.5%		5.5%	9,000	9,000	9,000
Missouri	1	9.1%		9.1%	2,600	2,600	2,600
Delaware	1	12.5%		12.5%	658	658	658
New Mexico	1	6.0%		6.0%	4,550	4,550	4,550
Nevada	3	6.0%		6.3%	8,400	26,000	43,350
Washington	1	6.5%		6.5%	11,000	11,000	11,000
District of Columbia	1	6.8%		6.8%	6,185	6,185	6,185
	134	0.0%		14.5%	$0	$45,939	$1,294,066

(a)

Relates to a $3.7 million preferred equity interest and a $2.5 million preferred equity interest where there is no contractual interest; however, we receive returns based on the performance of the underlying real estate property.

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

Under the supervision of our chief executive officer and chief financial officer and with the participation of our disclosure committee, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our chief executive officer and chief financial officer determined that our disclosure controls and procedures are effective at the reasonable assurance level.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management believes that, as of December 31, 2016, our internal control over financial reporting is effective.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report is included as part of Item 8 in this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting

Management assessed the effectiveness of our internal control over financial reporting  as of December 31, 2016, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework).

There were no changes in our internal control over financial reporting or in other factors during our last fiscal quarter, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting

Item 9B.	Other Information

The disclosure below is intended to satisfy any obligation of ours to provide disclosures pursuant to the Item 5.02 “Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of Form 8-K.

(e)

On March 9, 2017, the Compensation Committee of the Board of Trustees (the “Compensation Committee”) of RAIT Financial Trust (“RAIT”) approved RAIT paying a discretionary cash bonus award (each, a “Bonus” and collectively, the “Bonuses”) to each of Scott L. N. Davidson, RAIT’s Chief Executive Officer and President, James J. Sebra, RAIT’s Chief Financial Officer and Treasurer,

and Scott F. Schaeffer, RAIT’s former Chief Executive Officer and a former Trustee in the amounts of $430,000, $95,000 and $325,000, respectively.   Each Bonus recipient is a named executive officer (as defined in instruction 4 to Item 5.02 of Form 8-K) of RAIT.  The Compensation Committee approved the payment of the Bonuses to compensate the recipients for their significant contributions towards accomplishing the IRT management internalization which the Compensation Committee determined was beneficial to RAIT’s shareholders.

PART III

Item 10.	Trustees, Executive Officers and Trust Governance

The information required by this item will be set forth in our definitive proxy statement with respect to our 2017 annual meeting of shareholders to be filed on or before May 1, 2017, and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item will be set forth in our definitive proxy statement with respect to our 2017 annual meeting of shareholders, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item will be set forth in our definitive proxy statement with respect to our 2017 annual meeting of shareholders, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Trustee Independence

The information required by this item will be set forth in our definitive proxy statement with respect to our 2017 annual meeting of shareholders, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be set forth in our definitive proxy statement with respect to our 2017 annual meeting of shareholders, and is incorporated herein by reference.

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

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAIT FINANCIAL TRUST

By:	/s/ SCOTT L. N. DAVIDSON
Scott L. N. Davidson Chief Executive Officer, President and Trustee

March 13, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Capacity With RAIT Financial Trust	Date
By:	/s/ SCOTT L. N. DAVIDSON	Chief Executive Officer, President and Trustee	March 13, 2017
	Scott L. N. Davidson	(Principal Executive Officer)

By:	/s/ JAMES J. SEBRA	Chief Financial Officer and Treasurer	March 13, 2017
	James J. Sebra	(Principal Financial Officer)

By:	/s/ Alfred J. Dilmore	Chief Accounting Officer	March 13, 2017
	Alfred J. Dilmore	(Principal Accounting Officer)

By:	/s/ ANDREW BATINOVICH	Trustee	March 13, 2017
Andrew Batinovich

By:	/s/ FRANK A. FARNESI	Trustee	March 13, 2017
Frank A. Farnesi

By:	/s/ S. KRISTIN KIM	Trustee	March 13, 2017
S. Kristin Kim

By:	/s/ Michael J. Malter	Trustee and Chairman of the Board	March 13, 2017
Michael J. Malter

By:	/s/ JON C. SARKISIAN	Trustee	March 13, 2017
Jon C. Sarkisian

By:	/s/ ANDREW M. SILBERSTEIN	Trustee	March 13, 2017
Andrew M. Silberstein

By:	/s/ MURRAY STEMPEL, III	Trustee	March 13, 2017
Murray Stempel, III

By:	/s/ Thomas D. Wren	Trustee	March 13, 2017
Thomas D. Wren

EXHIBIT INDEX

Exhibit Number	Description of Documents

3.1.1	Amended and Restated Declaration of Trust of RAIT Financial Trust (“RAIT”). Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-35077).

3.1.2	Articles of Amendment to Amended and Restated Declaration of Trust of RAIT. Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-53067).

3.1.3	Articles of Amendment to Amended and Restated Declaration of Trust of RAIT. Incorporated by reference to RAIT’s Registration Statement on Form S-2 (Registration No. 333-55518).

3.1.4	Certificate of Correction to the Amended and Restated Declaration of Trust of RAIT. Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended March 31, 2002 (File No. 1-14760).

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

3.1.15	Amendment dated November 30, 2012 to the Series D Articles Supplementary. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 4, 2012 (File No.1-14760).

3.1.16	Articles Supplementary relating to the Series A Preferred Shares. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on June 13, 2014 (File No. 1-14760).

3.2	Amended and Restated Bylaws of RAIT Financial Trust, as adopted on November 16, 2016. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on November 17, 2016 (File No. 1-14760).

4.1.1	Form of Certificate for Common Shares of Beneficial Interest. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on July 1, 2011 (File No. 1-14760).

Exhibit Number	Description of Documents

4.1.2	Form of Certificate for the Series A Preferred Shares. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 22, 2004 (File No. 1-14760).

4.1.3	Form of Certificate for the Series B Preferred Shares. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 1, 2004 (File No. 1-14760).

4.1.4	Form of Certificate for the Series C Preferred Shares. Incorporated by reference to RAIT’s Form 8-A as filed with the SEC on June 29, 2007 (File No. 1-14760).

4.1.5	Form of Certificate for the Series D Preferred Shares. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 23, 2012 (File No. 1-14760).

4.1.6	Form of Certificate for the Series E Preferred Shares. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 23, 2012 (File No. 1-14760).

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

10.2.6

Binding Memorandum of Understanding, dated September 26, 2016, by and between RAIT Financial Trust and Scott F. Schaeffer. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on September 27, 2016 (File No. 1-14760).

10.2.7

Separation Agreement, dated as of December 14, 2016, between RAIT Financial Trust and Scott F. Schaeffer.  Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 16, 2016 (File No. 1-14760).

10.2.8

Consulting Agreement, dated as of December 14, 2016, between RAIT Financial Trust and Scott F. Schaeffer.  Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 16, 2016 (File No. 1-14760).

10.3.1	Offer Letter dated February 17, 2017 between RAIT Financial Trust and Paul W. Kopsky, Jr. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on February 21, 2017. (File No. 1-14760).

10.3.2

Employment Agreement dated February 17, 2017 between RAIT Financial Trust and Paul W. Kopsky, Jr. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on February 21, 2017. (File No. 1-14760).

Exhibit Number	Description of Documents
10.4.1	Employment Agreement dated as of January 29, 2014 between RAIT and Scott L.N. Davidson. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on February 4, 2014 (File No. 1-14760).

10.4.2

Binding Memorandum of Understanding, dated September 26, 2016, by and between RAIT Financial Trust and Scott L. N. Davidson.  Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on September 27, 2016 (File No. 1-14760).

10.4.3

Employment Agreement dated November 1, 2016 between RAIT Financial Trust and Scott L. N. Davidson.  Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on November 7, 2016 (File No. 1-14760).

10.5.1	Employment Agreement dated as of May 22, 2007, by and between RAIT and James J. Sebra. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on May 24, 2007 (File No. 1-14760).

10.5.2

Amendment dated as of December 15, 2008 to Employment Agreement between RAIT and James J. Sebra. Incorporated by reference to RAIT’s Form 10-K for the fiscal year ended December 31, 2008 (File No. 1-14760).

10.5.3	Employment Agreement dated as of August 2, 2012 between RAIT and James J. Sebra. Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended June 30, 2012 (File No. 1-14760).

10.5.4

Binding Memorandum of Understanding, dated September 26, 2016, by and between RAIT Financial Trust and James J. Sebra.  Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on September 27, 2016 (File No. 1-14760).

10.5.5

Separation Agreement, dated as of December 14, 2016, between RAIT Financial Trust and James J. Sebra.  Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 16, 2016 (File No. 1-14760).

10.6.1	RAIT Phantom Share Plan (As Amended and Restated, Effective July 20, 2004) (the “PSP”). Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended June 30, 2004 (File No. 1-14760).

10.6.2	RAIT Financial Trust 2008 Incentive Award Plan, as Amended and Restated May 20, 2008 Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on May 27, 2008 (File No. 1-14760).

10.6.3

RAIT Financial Trust 2012 Incentive Award Plan, as Amended and Restated May 22, 2012, (the “IAP”). Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on May 25, 2012 (File No. 1-14760).

10.6.4	IAP Form of Share Appreciation Rights Award Agreement adopted January 24, 2012. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on January 26, 2012 (File No.1-14760).

10.6.5	IAP Form of Share Appreciation Rights Award Agreement adopted January 29, 2013. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on February 1, 2013. (File No. 1-14760).

10.6.6

IAP Form of Share Award Grant Agreement for participants other than non-management trustees adopted January 29, 2013. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on February 1, 2013. (File No. 1-14760).

10.6.7

IAP Form of Share Award Grant Agreement for non-management trustees adopted January 29, 2013.Incorporated by reference to RAIT’s Form 10-K for the fiscal year ended December 31, 2012 (File No. 1-14760).

10.6.8

IAP Form of Share Award Grant Agreement for non-management trustees adopted January 29, 2014. Incorporated by reference to RAIT’s Form 10-K for the fiscal year ended December 31, 2013 (File No. 1-14760).

10.6.9

RAIT 2015 Annual Incentive Compensation Plan Form of Target Cash Bonus Award Grant Agreement adopted under the RAIT 2012 Incentive Award Plan (“IAP”). Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended March 31, 2015 (File No. 1-14760).

Exhibit Number	Description of Documents

10.6.10

RAIT 2015 Long Term Incentive Plan Form of Performance Share Unit Award Grant Agreement adopted under the IAP. Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended March 31, 2015 (File No. 1-14760).

10.6.11

Terms of 2015 Annual Incentive Compensation Plan (the “2015 AICP”) and the 2015 Long Term Incentive Plan (the “2015 LTIP”) and the 2015 awards made thereunder adopted under the RAIT 2012 Incentive Award Plan (“IAP”).  Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on April 6, 2016 (File No. 1-14760).

10.6.12

Terms of the 2015 AICP and the 2015 LTIP and the 2016 LTIP and the 2016 awards made thereunder adopted under the IAP.  Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on April 28, 2016 (File No. 1-14760).

10.6.13

RAIT 2016 Annual Incentive Compensation Plan Form of Target Cash Bonus Award Grant Agreement adopted under the RAIT 2012 Incentive Award Plan (“IAP”).  Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended June 30, 2016 (File No. 1-14760).

10.6.14

RAIT 2016 Long Term Incentive Plan Form of Performance Share Unit Award Grant Agreement adopted under the IAP.  Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended June 30, 2016 (File No. 1-14760).

10.6.15

Amendment 2016-1 to RAIT 2015 Long Term Incentive Plan Form of Performance Share Unit Award Grant Agreement adopted under the IAP.  Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended June 30, 2016 (File No. 1-14760).

10.6.16

Share Award Grant Agreement dated as of May 23, 2016 from RAIT Financial Trust to Scott L. N. Davidson under the terms of the RAIT Financial Trust 2012 Incentive Award Plan.  Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on May 25, 2016 (File No. 1-14760).

10.6.17

Share Award Grant Agreement, dated December 23, 2016, by and between RAIT Financial Trust and Scott L. N. Davidson.  Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 30, 2016 (File No. 1-14760).

10.6.18

Share Award Grant Agreement, dated December 23, 2016, by and between RAIT Financial Trust and Scott F. Schaeffer.  Incorporated by reference to RAIT’s Form 8-K as filed with the Sec on December 30, 2016 (File No. 1-14760).

10.6.19	Share Award Grant Agreement, dated January 9, 2017, by and between RAIT Financial Trust and Scott L. N. Davidson. Filed herewith.
10.6.20

Form of Share Appreciation Rights Award Agreement adopted under the RAIT 2012 Incentive Award Plan (“IAP”) on February 14, 2017. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on February 21, 2017. (File No. 1-14760).

10.6.21

Form of Share Award Grant Agreement for participants other than non-management trustees adopted under the IAP on February 14, 2017. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on February 21, 2017. (File No. 1-14760).

Exhibit Number	Description of Documents

10.7.1

Securities and Asset Purchase Agreement among RAIT Financial Trust, Jupiter Communities, LLC, RAIT TRS, LLC, the RAIT selling stockholders named therein, IRT and IROP dated September 27, 2016.  Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on September 27, 2016 (File No. 1-14760).

10.7.2

Shared Services Agreement, dated December 20, 2016, by and among Independence Realty Trust, Inc. and RAIT Financial Trust.  Incorporated by reference to RAIT’s Form 8-K as filed with the Sec on December 20, 2016 (File No. 1-14760).

10.8.1

Exchange Agreement dated as of October 5, 2011 by and among RAIT and Taberna Preferred Funding VIII, Ltd. Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended September 30, 2011 (File No.1-14760).

10.8.2

6.75% Senior Secured Note No. 1 due 2017 dated as of October 5, 2011 made by RAIT, as payor, to Hare & Co., as nominee payee. Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended September 30, 2011 (File No.1-14760).

10.8.3

6.85% Senior Secured Note No. 2 due 2017 dated as of October 5, 2011 made by RAIT, as payor, to Hare & Co., as nominee payee. Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended September 30, 2011 (File No.1-14760).

10.8.4

7.15% Senior Secured Note No. 3 due 2018 dated as of October 5, 2011 made by RAIT, as payor, to Hare & Co., as nominee payee. Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended September 30, 2011 (File No.1-14760).

10.8.5

7.25% Senior Secured Note No. 4 due 2019 dated as of October 5, 2011 made by RAIT, as payor, to Hare & Co., as nominee payee. Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended September 30, 2011 (File No.1-14760).

10.9.1

Master Repurchase Agreement dated as of October 27, 2011, by and among RAIT CMBS Conduit I, LLC and Citibank, N.A. Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended September 30, 2011 (File No.1-14760).

10.9.2

Guaranty dated October 27, 2011 by RAIT, as guarantor, for the benefit of Citibank, N.A. Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended September 30, 2011 (File No.1-14760).

10.9.3

First Amendment to Master Repurchase Agreement and other transaction documents dated as of June 30, 2013 among RAIT CMBS Conduit I, LLC (“RAIT CMBS I”), Citibank N.A., (“Citibank”) and RAIT. Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended March 31, 2014 (File No. 1-14760).

10.9.4

Second Amendment dated as of October 11, 2013 among Citibank, N.A., RAIT CMBS Conduit I, LLC and RAIT to Master Repurchase Agreement dated as of October 27, 2011.Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 18, 2013. (File No. 1-14760).

10.9.5

Third Amendment to Master Repurchase Agreement dated as of December 9, 2013 among RAIT CMBS I, Citibank and RAIT. Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended March 31, 2014 (File No. 1-14760).

10.9.6

Amended and Restated Master Repurchase Agreement dated as of July 28, 2014 by and among RAIT CMBS Conduit I, LLC, RAIT CRE Conduit III, LLC, collectively as seller, and Citibank, N.A., as buyer. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on August 1, 2014 (File No. 1-14760).

10.9.7	Guaranty dated July 28, 2014 by RAIT, as guarantor, for the benefit of Citibank, N.A. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on August 1, 2014 (File No. 1-14760).

10.9.8

First Amendment dated December 12, 2014 to the Amended and Restated Guaranty dated as of July 28, 2014 made by RAIT Financial Trust, as guarantor, in favor of Citibank, N.A. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 18, 2014 (File No.1-14760).

10.9.9

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

Exhibit Number	Description of Documents
10.10.1

Master Repurchase Agreement, dated as of November 23, 2011, among RAIT CMBS Conduit II, LLC and Barclays Bank PLC. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on November 25, 2011 (File No.1-14760).

Exhibit Number	Description of Documents

10.10.2	Guaranty Agreement, dated as of November 23, 2011, of RAIT in favor of Barclays Bank PLC. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on November 25, 2011 (File No.1-14760).

10.10.3	Notice dated November 28, 2012 from RAIT CMBS Conduit II, LLC to Barclays Bank PLC. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 4, 2012 (File No.1-14760).

10.10.4

First Amendment to Master Repurchase Agreement dated as of December 27, 2011 between Barclays and RAIT CMBS Conduit II, LLC (“RAIT CMBS II”). Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended March 31, 2014 (File No. 1-14760).

10.10.5

Second Amendment to Master Repurchase Agreement dated as of February 16, 2012 between Barclays and RAIT CMBS II. Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended March 31, 2014 (File No. 1-14760).

10.10.6

First Omnibus Amendment dated as of June 30, 2013 to Master Repurchase Agreement dated as of December 27, 2011 and other transaction documents among RAIT CMBS Conduit II, Barclays and RAIT.  Incorporated by reference to RAIT’s Form 10-K for the fiscal year ended December 31, 2014 (File No. 1-14760).

10.10.7

Third Amendment dated December 12, 2014 but effective as of November 19, 2014 to Master Repurchase Agreement dated as of November 23, 2011, as amended, between Barclays Bank PLC, as purchaser, and RAIT CMBS Conduit II, LLC, as seller. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 18, 2014 (File No.1-14760).

10.10.8

Second Amendment dated December 12, 2014 but effective as of November 19, 2014 to the Guaranty dated as of November 23, 2011, as amended, made by RAIT Financial Trust, as guarantor, in favor of Barclays Bank PLC. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 18, 2014 (File No.1-14760).

10.11.1

Master Repurchase Agreement, dated as of December 14, 2012 among RAIT CRE Conduit I, LLC, as seller, RAIT as guarantor, and Column Financial, Inc., as buyer. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 18, 2012 (File No.1-14760).

10.11.2	Guaranty Agreement, dated as of December 14, 2012, of RAIT in favor of Column Financial, Inc. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 18, 2012 (File No.1-14760).

10.11.3

Amendment No. 1 to Master Repurchase Agreement dated as of March 20, 2014 among Column Financial, Inc. (“Column”) and RAIT CRE Conduit I, LLC (“RAIT CRE I”) and RAIT. Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended March 31, 2014 (File No. 1-14760).

10.12.1

Master Repurchase Agreement dated as of January 24, 2014 among RAIT CRE Conduit II, LLC, as seller, RAIT, as guarantor, and UBS Real Estate Securities Inc., as buyer. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on January 31, 2014 (File No. 1-14760).

10.12.2

Guaranty Agreement, dated as of January 24, 2014, of RAIT in favor of UBS Real Estate Securities Inc. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on January 31, 2014 (File No. 1-14760).

10.12.3

Amendment No. 1 to Master Repurchase Agreement dated as of March 17, 2014 among UBS Real Estate Securities Inc. (“UBS”), RAIT CRE CONDUIT II, LLC (“RAIT CRE II”) and RAIT. Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended March 31, 2014 (File No. 1-14760).

10.12.4

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

10.12.6

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

10.12.7

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

10.12.8

Second Amendment dated as of July 28, 2016 among RAIT CMBS Conduit I, LLC (“Seller I”) and RAIT CRE Conduit III, LLC (“Seller III”), RAIT Financial Trust (to reaffirm its guaranty of the Citi MRA (defined below)) and Citibank, N.A. (“Citibank”) to the Amended and Restated Master Repurchase Agreement, dated as of July 28, 2014 among Seller I, Seller III and Citibank (the “Citi MRA”).  Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on July 29, 2016 (File No. 1-14760).

10.12.9

Assignment and Amendment No. 6 to Master Repurchase Agreement and Assignment and Amendment No. 4 to Pricing Letter, dated October 20, 2016 among RAIT CRE Conduit II, LLC, as seller, UBS Real Estate Securities Inc., as assignor, UBS AG, as assignee, and RAIT Financial Trust, as guarantor.  Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 24, 2016 (File No. 1-14760).

10.12.10

Assignment and Reaffirmation of Guaranty, dated October 20, 2016 among UBS Real Estate Securities Inc., as assignor, UBS AG, as assignee, and RAIT Financial Trust, as guarantor.  Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 24, 2016 (File No. 1-14760).

10.13.1

Master Repurchase Agreement dated as of December 23, 2014 between Barclays Bank PLC, as purchaser, and RAIT CRE Conduit IV, LLC, as seller. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 30, 2014 (File No. 1-14760).

10.13.2

Guaranty dated as of December 23, 2014, made by RAIT Financial Trust for the benefit of Barclays Bank PLC. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 30, 2014 (File No. 1-14760).

10.13.3

Second Omnibus Amendment to Master Repurchase Agreement and Other Transaction Documents dated December 28, 2016 but effective as of November 16, 2016 among RAIT CMBS Conduit II, LLC, as seller, Barclays Bank PLC, as purchaser, and RAIT Financial Trust, as guarantor.  Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 30, 2016 (File No. 1-14760).

10.13.4

Omnibus Amendment to Master Repurchase Agreement and Other Transaction Documents dated December 28, 2016 but effective as of December 20, 2016 among RAIT CRE Conduit IV, LLC, as seller, Barclays Bank PLC, as purchaser, and RAIT Financial Trust, as guarantor.  Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 30, 2016 (File No. 1-14760).

10.14.1

Securities Purchase Agreement dated as of October 1, 2012 by and among RAIT, RAIT Partnership, L.P., Taberna Realty Finance Trust, RAIT Asset Holdings IV, LLC and ARS VI. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 4, 2012 (File No. 1-14760).

10.14.2

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

10.14.3

Securities Repurchase Agreement dated as of November 23, 2016 by and among ARS VI Investor I, LP, RAIT Financial Trust, RAIT Partnership, L.P., Taberna Realty Finance Trust, and RAIT Asset Holdings IV, LLC.  Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on November 30, 2016 (File No. 1-14760).

10.15.1

Capped Call Confirmation dated December 4, 2013 between RAIT and Barclays Bank PLC. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted portions have been filed with the SEC. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 10, 2013 (File No. 1-14760).

10.15.2

Amendment Agreement dated February 28, 2014 between RAIT and Barclays to the Capped Call Confirmation dated December 4, 2013 between RAIT and Barclays. Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended March 31, 2014 (File No. 1-14760).

Exhibit Number	Description of Documents
10.16

Capped Call Confirmation dated February 28, 2014 between RAIT and Barclays Bank PLC. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted portions have been filed with the SEC. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on February 28, 2014 (File No. 1-14760).

10.17

At the Market Issuance Sales Agreement, dated June 13, 2014, by and between RAIT and MLV & Co. LLC. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on June 13, 2014 (File No. 1-14760).

10.18.1

Capital on Demand Sales Agreement dated as of November 21, 2012 between RAIT Financial Trust, RAIT Partnership, L.P. and JonesTrading Institutional Services LLC. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on November 21, 2012. (File No. 1-14760).

10.18.2

Amendment No. 1 dated November 26, 2014 to the Capital on Demand Sales Agreement dated as of November 21, 2012 between RAIT Financial Trust, RAIT Partnership, L.P. and JonesTrading Institutional Services LLC. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on November 26, 2014 (File No. 1-14760).

10.19	Commitment by RAIT Financial Trust effective September 2, 2015. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on September 4, 2015 (File No. 1-14760).

12.1	Statements regarding computation of ratios as of December 31, 2016. Filed herewith.

21.1	List of Subsidiaries. Filed herewith.

23.1	Consent of KPMG LLP. Filed herewith.

31.1	Rule 13a-14(a) Certification by the Chief Executive Officer of RAIT. Filed herewith.

31.2	Rule 13a-14(a) Certification by the Chief Financial Officer of RAIT. Filed herewith.

32.1	Section 1350 Certification by the Chief Executive Officer of RAIT. Filed herewith.

32.2	Section 1350 Certification by the Chief Financial Officer of RAIT. Filed herewith.

99.1	Material U.S. Federal Income Tax Considerations. Filed herewith.

101

Pursuant to Rule 405 of Regulation S-T, the following financial information from RAIT’s Annual Report on Form 10-K for the period ended December 31, 2016 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the three years ended December 31, 2016; (ii) Consolidated Balance Sheets as of December 31, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three years ended December 31, 2016; (iv) Consolidated Statements of Cash Flows for three years ended December 31, 2016; and (v) Notes to Consolidated Financial Statements. Filed herewith.