Form 10-K/A
period 2016-12-31
RAIT Financial Trust
filed 2017-05-01
CIK 1045425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to _________

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of the common shares of the registrant held by non-affiliates of the registrant, based upon the closing price of such shares on June 30, 2016 of $3.13, was approximately $283,962,915.

As of April 28, 2017, 92,715,999 common shares of beneficial interest, par value $0.03 per share, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 of RAIT Financial Trust, as originally filed with the Securities and Exchange Commission (“SEC”) on March 13, 2017 (the “Original Form 10-K”). We are filing this Amendment to present the information required by Part III of Form 10-K that was previously omitted from the Original Form 10-K in reliance on General Instruction G.(3) to Form 10-K.

Part IV, Item 15(b) (Exhibits 31.3 and 31.4) have also been amended and restated in their entirety to contain the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Amendment No. 1 as Exhibits 31.3 and 31.4. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. The Exhibit Index has also been amended and restated in its entirety to include the certifications as exhibits.

Except as described above, no other changes have been made to the Original Form 10-K. This Amendment does not otherwise update information in the Original Form 10-K to reflect facts or events occurring subsequent to the filing date of the Original Form 10-K. This Amendment should be read in conjunction with the Original Form 10-K and with any of our filings made with the SEC subsequent to filing of the Original Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Names of Trustees, Principal Occupations and Other Information

Michael J. Malter, age 59, has served as chairman of the Board of Trustees of RAIT since October 2016 and as a Trustee of RAIT since November 2015. He is a retired investment banker having served in a variety of senior management positions at JPMorgan Chase & Co., or JPM, a financial services firm, and its predecessor firms from 1988 until 2005. He retired as the Co-Head of the Global Financial Institutions Group of JPM in 2005. From 2003 to 2005, he was responsible for oversight of JPM’s banking and investment banking activities with banks and other financial institutions; oversaw mergers and acquisitions assignments, strategic advisory work, capital raising, hedging and derivatives assignments and lending; and was a member of the management committee of JPM’s investment banking division. From 2001 to 2003, he was responsible for JPM’s structured finance businesses in North America and the investment grade capital markets and origination business and was a member of the management committee of the North American Credit Markets Division. In the period from 1988 to 2001, he held a series of management positions with JPM’s predecessors responsible for commercial mortgage loan origination, securitization and trading, asset-backed securities and conduit lending. Mr. Malter currently serves as a director or member of the advisory committee of four investment vehicles that each use Varadero Capital, L.P., an SEC registered investment adviser, as their respective investment manager. Several of these investment vehicles use strategies that focus primarily on investing in asset-backed securities, including investment- and non-investment-grade residential and commercial mortgage-backed securities and collateralized debt obligations.

Andrew Batinovich, age 58, has served as a Trustee of RAIT since March 2013. Mr. Batinovich currently serves as President and Chief Executive Officer of Glenborough, LLC, a privately held full service real estate investment and management company focused on the acquisition, management and leasing of institutional quality commercial properties. Since August 2013, an affiliate of Glenborough, LLC has served as the advisor of Strategic Realty Trust, Inc., a public non-traded REIT that owns primarily grocery anchored shopping centers, and Mr. Batinovich has served as CEO and a director of Strategic Realty Trust. In 2010, Mr. Batinovich led a private investor group in acquiring Glenborough, LLC and related real estate assets that were originally part of Glenborough Realty Trust, a NYSE listed real estate investment trust, or REIT, which was sold to affiliates of Morgan Stanley in 2006. From December 2006 to October 2010, Mr. Batinovich served as President and Chief Executive Officer of Glenborough, LLC, a company formed by an affiliate of Morgan Stanley to acquire Glenborough Realty Trust. In connection with the 2006 transaction, Mr. Batinovich and the Glenborough Realty Trust senior management team were retained to operate the new private entity, and the team remains together in the newly re-acquired Glenborough, LLC. In 1996, Mr. Batinovich co-founded Glenborough Realty Trust and was President and Chief Executive Officer and a director at the time of the sale in 2006. Mr. Batinovich was appointed President of Glenborough Realty Trust in 1997 and Chief Executive Officer in 2003. He also served as Chief Operating Officer and Chief Financial Operator during his tenure at Glenborough Realty Trust. Prior to founding Glenborough Realty Trust, Mr. Batinovich served as Chief Operating Officer and Chief Financial Officer of Glenborough Corporation until 1996 when it was merged into Glenborough Realty Trust. Glenborough Corporation was a private real estate investment and management company that completed a number of private placements of office, industrial, residential and hotel properties. Prior to joining Glenborough Corporation in 1983, Mr. Batinovich was an officer of Security Pacific National Bank. Mr. Batinovich is a director of Sunstone Hotel Investors, Inc., a NYSE listed real estate investment trust focused on hotel properties. He also serves as a Trustee of the American University of Paris.

Scott L.N. Davidson, age 48, has served as RAIT’s chief executive officer since December 2016 and as RAIT’s president since January 2014 and served as a Managing Director of RAIT from April 2010 to January 2014. Prior to joining RAIT, Mr. Davidson served as a portfolio manager for Carlyle Blue Wave, an asset management firm, from January 2007 to June 2008. From September 2005 to November 2006, Mr. Davidson served as a portfolio manager for Amaranth LLC, an asset management firm. From 1993 to January 2005, Mr. Davidson served as Managing Director and Group Head at JPMorgan and its predecessors, where his responsibilities included running their commercial mortgage backed securities business, asset backed securities business and their respective risk and trading operations.

Frank A. Farnesi, age 70, has served as a Trustee of RAIT since December 2006 when he joined the Board in connection with our acquisition of Taberna Realty Finance Trust, or TRFT, in December 2006 (the “TRFT Acquisition”). He was a member of TRFT’s Board from April 2005 until the TRFT Acquisition in December 2006. He is a retired partner of the international accounting firm of KPMG LLP, where he worked from 1969 to 2001. Before retiring from KPMG, he was the Pennsylvania business unit partner in charge of tax. He also served as national partner in charge of tax compliance and worked with a wide variety of clients in the banking, real estate, technology and private equity fields. He currently serves as the non-executive chairman of the Board of directors of Beneficial Bancorp, Inc., a publicly held stock holding company for Beneficial Bank, a Pennsylvania chartered savings bank.  Mr. Farnesi is a Board Leadership Fellow of the National Association of Corporate Directors (NACD).  He also currently serves on the Board of Directors of the Faith in the Future Foundation, a not-for-profit organization.

S. Kristin Kim, age 54, has served as a Trustee of RAIT since October 2003. Ms. Kim is the founder of Sansori, which has provided innovative educational programs and offered strategic planning services for social ventures since 2009. Prior to Sansori, Ms. Kim was president of AllLearn, an online education venture among Oxford, Stanford, and Yale Universities from November 2002 until 2006, having joined AllLearn in January 2001 as its general counsel. From 1999 to 2001, Ms. Kim held several senior positions at Harvard University’s John F. Kennedy School of Government, including Director for New Initiatives. From 1989 to 1999, she was an attorney at the law firm of Simpson Thacher & Bartlett.

Jon C. Sarkisian, age 55, has served as a Trustee of RAIT since December 2011. Mr. Sarkisian has been an executive vice president of CBRE Group, Inc., or CBRE, a publicly traded commercial real estate services firm, since July 2003. Mr. Sarkisian joined CBRE when it acquired Insignia/ESG, or Insignia, a commercial real estate services firm, in July 2003. Mr. Sarkisian was an executive vice president at Insignia from June 1998 to July 2003. Mr. Sarkisian joined Insignia when it acquired Jackson-Cross Company, or Jackson-Cross, a commercial real estate services firm, in June 1998. Mr. Sarkisian was a senior vice president for Jackson-Cross from October 1988 to June 1998.

Andrew M. Silberstein, age 49, has served as a Trustee of RAIT since October 2012 when he was designated by ARS VI Investor I, LP (f/k/a ARS VI Investor I, LLC) (the “Investor”) to serve on our Board of Trustees pursuant to the securities purchase agreement, or the purchase agreement, dated as of October 1, 2012 among ourselves, designated subsidiaries of ours and the Investor. We refer to the transactions contemplated by the purchase agreement as the investor transactions. The investor is an affiliate of Almanac Realty Investors, LLC, or Almanac, a provider of capital to real estate companies. Mr. Silberstein is a partner of Almanac and joined the predecessor to Almanac, Rothschild Realty Managers, as a managing director in 2009. From 2004 to 2008, Mr. Silberstein served as the chief investment officer and chief operating officer for Stoltz Real Estate, a real estate company. Prior to that, Mr. Silberstein worked in real estate investment banking and private equity, first at Bear Stearns & Company from 1994 to 1998 as a vice president and then at Morgan Stanley from 1999 to 2004 as an executive director. Mr. Silberstein serves on boards of the following real estate companies: Westcore Properties, Westcore Properties II, Slate Asset Management and Claros REIT Holdings.

Murray Stempel, III, age 62, has served as a Trustee of RAIT since December 2006 and served as the Lead Trustee (defined below) of RAIT from January 2014 to October 2016.  Mr. Stempel joined the Board in connection with the TRFT Acquisition. He was a member of TRFT’s Board of Trustees from April 2005 until the TRFT Acquisition in December 2006. Mr. Stempel has served as a director of Royal Bancshares of Pennsylvania, Inc., or Royal Bancshares, a publicly traded bank holding company, since 2008, including service as the vice chairman of Royal Bancshares through 2012. From 2004 until 2008, he served as executive vice president and chief lending officer at Royal Bank America, a wholly-owned bank subsidiary of Royal Bancshares, responsible for the day-to-day management of the bank. From 2000 to 2004, he was a senior vice president at Royal Bank America.

Thomas D. Wren, age 65, has served as a Trustee of RAIT since February 2017.  Mr. Wren was a special advisor at Promontory Financial Group, a bank and financial services consulting firm, from March 2006 to October 2011.  Prior to that, Mr. Wren was group head and treasurer of MBNA Corporation, or MBNA, a publicly-held bank holding company, from July 1995 to January 2006. At MBNA, Mr. Wren was responsible for the daily management of the global money market and fixed income investment portfolios and the wholesale funding programs for the $140.0 billion total managed assets credit card bank. From May 1992 to June 1995, Mr. Wren served as executive vice president-chief investment and funding officer of Shawmut National Corporation, a publicly-held bank holding company. From June 1973 to April 1992, Mr. Wren served in numerous roles at the Office of the Comptroller of the Currency, or OCC, a federal banking regulatory agency, ending as manager large bank supervision in the OCC’s Washington D.C. office. Mr. Wren has served on the governing Boards of numerous financial institutions, including service as an independent director of each of ACM Financial Trust, Inc., a privately-held residential mortgage backed securities real estate investment trust, or REIT, since December 2005, and Hatteras Financial Corp., or Hatteras, a publicly-traded mortgage backed securities REIT, from November 2007 until Hatteras was acquired by Annaly Capital Management, Inc. in July 2016.

Our Nominating Committee has not adopted specific, minimum qualifications or specific qualities or skills that must be met by a Nominating Committee-recommended nominee. For a discussion of the methods the Nominating Committee uses for identifying and evaluating nominees for Trustee, see “Information Concerning Our Board of Trustees, Committees and Governance-Nominating and Governance Committee.” Set forth below is a brief discussion of the specific experience, qualifications, attributes or skills that led to the conclusion that each person listed above should serve as a Trustee of RAIT:

Mr. Malter has significant investment banking and capital markets experience, including commercial real estate lending and financing, and has advised numerous public companies on matters of corporate finance, capital structure, and accessing public and private markets across the capital spectrum.

Mr. Davidson has served as an executive officer of RAIT since 2014 and currently serves as our CEO and President.  He has spent the past 25 years with RAIT and other businesses focused on investing in commercial real estate and securitized products, which gives him broad knowledge of, and experience addressing, the operational, financial and strategic issues and opportunities facing specialty finance companies like RAIT.

Mr. Batinovich has a significant real estate-related professional background and many years of real estate-related experience, including previously held senior-executive level positions, other public company Board experience, an extensive background and experience with REITs and in real estate and finance transactions.

Mr. Farnesi’s experience in leadership roles within KPMG, including his position as national partner in charge of tax compliance, and his years of experience providing advisory services to a wide variety of clients give him a significant financial, accounting and tax background.

Ms. Kim has significant experience founding, leading or having senior roles in organizations focused on leadership and education. She also has broad legal experience in the international capital markets.

Mr. Sarkisian has over 28 years’ experience in commercial real estate and plays a leading role in the Philadelphia region for a major commercial real estate company.

Mr. Silberstein has substantial experience in real estate and finance transactions. Mr. Silberstein was also designated by the Investor to serve on our Board of Trustees pursuant to the purchase agreement.

Mr. Stempel is a director, and previously served as a senior officer, of a publicly traded bank holding company with broad finance and operational experience, including real estate and real estate lending experience.

Mr. Wren has substantial senior leadership experience at large publicly-traded financial services companies and experience as a federal banking regulator, including extensive and relevant experience serving as an independent director at a publicly-traded mortgage-backed securities REIT.

Non-Trustee Executive Officers

Information is set forth below regarding the background of each of our executive officers who is not also a Trustee. For our executive officer who is also a Trustee, Scott L.N. Davidson, this information can be found above.

Paul W. Kopsky, Jr., age 52, joined RAIT in February 2017 and has served as RAIT’s CFO and Treasurer since March 2017.  Prior to joining RAIT, Mr. Kopsky was executive vice president and chief operating officer for Hunt Companies, Inc., or Hunt, a diversified financial services holding company, from August 2013 to November 2016.  While at Hunt, Mr. Kopsky served as a director and officer of Hunt Investment Management Company, a Hunt affiliate and an SEC registered investment advisor, from September 2013 to November 2016.  From March 2011 to September 2013, Mr. Kopsky was Managing Director- Investment Banking and Project Finance of Jefferies & Company, Inc., a global investment banking company and broker-dealer. In the period from October 1997 to August 2010, Mr. Kopsky  served in various executive finance/accounting leadership roles for companies including Capmark Financial Group, Inc., a publicly listed commercial mortgage company, Reinsurance Group of America, Incorporated, a publicly traded life reinsurance company, Nationwide Insurance Group, a diversified insurance and financial services company, Lincoln Financial Group, a publicly-traded life insurance company, and Conning Corporation, an asset manager, and its majority owners – MetLife, an insurance company, and Swiss Re, a reinsurance company.  From June 1986 to October 1997, Mr. Kopsky worked for KPMG LLP, a public accounting firm where, in his last role, he served as a senior manager.  Mr. Kopsky is a certified public accountant and has the Series 7, 24, 63, and 79 Financial Industry Regulatory Authority securities license designations.

Glenn Riis, age 53, has served as our Senior Managing Director-Chief Credit Risk Officer since January 2015 and joined RAIT in June 2013.  Since joining RAIT, Mr. Riis has been primarily responsible for credit and risk management, in addition to alternative investment and lending opportunities.  He began his CMBS career in 1995 at Merrill Lynch and was initially responsible for credit analysis, trading desk risk management and primary issuance deal structuring.  During his tenure at Merrill Lynch, he was a senior CMBS trader, with responsibility for trading and managing risk related to credit products for the commercial real estate business.  In 1999, he moved to a similar role at Chase Bank, and following the Chase merger with JPMorgan in September 2000, he also acted as a senior member of the businesses’ various credit committees.  Until 2009, Mr. Riis was responsible for trading, risk management, loan pricing/structuring and new issue distribution at JPMorgan Chase.  Subsequently, he worked as a CMBS portfolio manager at Treesdale Partners and as head of CMBS Trading at Gleacher & Co.

John J. Reyle, age 38, has served as our General Counsel since February 2017, served as our senior managing director—chief legal officer from January 2015 to February 2017, as our senior vice president—corporate counsel from January 2014 to December 2014, as our vice president—corporate counsel from May 2012 to December 2013 and as our corporate counsel from August 2009 to May 2012. Prior to joining RAIT, Mr. Reyle was an associate in the real estate legal departments of Ledgewood, P.C., a law firm, from October 2005 to February 2009, and Cozen O’Conner, P.C., a law firm, from August 2004 to October 2005. During that time, Mr. Reyle concentrated his practice in the area of commercial real estate representing a variety of clients in connection with real estate-based financing, acquisitions and dispositions of commercial real estate, commercial leasing matters, real estate development and basic corporate transactions related to the foregoing.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, Trustees and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and to furnish RAIT with copies of all such reports.

Based solely on our review of the reports received by us, or representations from certain reporting persons that no Form 5 filings were required for those persons, we believe that during fiscal 2016, no officers, Trustees or beneficial owners failed to file reports of ownership and changes of ownership on a timely basis. As of the date of this proxy statement, we believe that all reports of ownership and changes in ownership required to be filed with the SEC relating to transactions in fiscal 2016 have been filed.

Code of Ethics

We have also adopted a code of business conduct and ethics (the “Code”) for our Trustees, officers and employees intended to satisfy NYSE listing standards and the definition of a “code of ethics” set forth in applicable SEC rules. This Code is available on our website at http://www.rait.com.

Trustee Candidates Recommended by Shareholders

Our Board, through our Nominating and Governance Committee, will consider nominees recommended by shareholders. A shareholder wishing to recommend a candidate must submit the following documents to the Secretary, RAIT Financial Trust, Two Logan Square, 100 N. 18th Street, 23rd Floor, Philadelphia, Pennsylvania, 19103, not less than 120 calendar days before the shareholders meet to elect Trustees:

•	A recommendation that identifies the candidate and provides contact information for that candidate;
•	The written consent of the candidate to serve as a Trustee of RAIT, if elected; and
•

If the candidate is to be evaluated by the Nominating and Governance Committee, the Secretary will request from the candidate a detailed resume, an autobiographical statement explaining the candidate’s interest in serving as a Trustee of RAIT, a completed statement regarding conflicts of interest, and a waiver of liability for a background check.

These documents must be received from the candidate before the first day of February preceding the annual meeting of shareholders.

The Nominating and Governance Committee evaluates all candidates, regardless of who recommended the candidate, based on the same criteria.

Audit Committee

The Audit Committee is appointed by the Board to assist Board oversight of:

•	the integrity of our financial statements,
•	our compliance with legal and regulatory requirements,
•	the independent registered public accounting firm’s qualifications and independence,
•	the performance of our internal audit function and of our independent registered public accounting firm, and
•	related party transactions (as defined in the trust governance guidelines).

The Audit Committee is comprised of Mr. Farnesi, as Chairman, Mr. Batinovich and Ms. Kim.  The Board has determined that Mr. Farnesi, Mr. Batinovich and Ms. Kim meet the independence standards, including the independence standards for Audit Committee members set forth in the listing standards of the NYSE and those set forth in Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, or the Exchange Act, and that Mr. Farnesi qualifies as an “audit committee financial expert” as that term is defined in applicable rules and regulations under the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE OFFICER AND TRUSTEE COMPENSATION

Compensation Discussion and Analysis

Executive Summary

The Compensation Discussion and Analysis explains the objectives of our executive compensation programs, outlines the elements of executive officer compensation and describes the factors considered by the compensation committee to determine the amounts of compensation for our Named Executive Officers for 2016 performance.  During 2016, we began a strategic transition to concentrate primarily on our CRE lending business.  This is a strategic transition to a more cost efficient, lower leveraged and focused business model from being a multi-strategy REIT which also owned and managed CRE assets throughout the United States and managed our interest in IRT.  As described below and in the Annual Report, our key accomplishments in 2016 towards implementing our strategic transition included completing the IRT Management Internalization and changes in RAIT’s leadership and Board.  As part of these accomplishments, the Compensation Committee had to consider the importance to RAIT of successfully implementing the succession of a new CEO, Mr. Davidson, and CFO, Mr. Kopsky, for RAIT as Mr. Schaeffer, the former CEO, and Mr. Sebra, the former CFO, each resigned from RAIT to remain with IRT as part of the IRT Management Internalization.  Because Mr. Kopsky became CFO and Mr. Riis was determined to be an executive officer in 2017, they are not included in the Named Executive Officers for 2016.  Our Named Executive Officers and their principal offices during 2016 were:

•	Mr. Davidson, our CEO;
•	Mr. Schaeffer, our former CEO;
•	Mr. Sebra, our former CFO; and
•	Mr. Reyle, our General Counsel.

During 2016 and 2017 in this transformative period for RAIT, the Compensation Committee sought to implement compensation arrangements that would both appropriately incentivize RAIT’s new executive management team, recognize achievements by RAIT’s executive team for achievements implementing RAIT’s strategic transition and establish severance arrangements that would ensure a smooth transition with respect to RAIT’s departing executives.  In applying our compensation policies to the Named Executive Officers in 2016, the Compensation Committee sought to recognize the executive management’s accomplishments in 2016 described below relating to implementation of our strategic plan that we believe will enhance shareholder value, and respond to changes in RAIT’s executive management team while continuing to maintain significant portion of executive compensation at risk based on our performance and also provide for measuring our success across both short-term and long-term performance periods.  2016 compensation decisions are described in greater detail below.  See “2016 Compensation decisions-Impact of the Leadership Transition on 2016 Compensation” below.

In 2016, the Compensation Committee relied on short-term and long-term incentive compensation plans for Messr. Davidson, Schaeffer and Sebra (the “2016 Eligible Officers”) that (i) provide clear objectives and targets, (ii) improve alignment with measurable company performance and shareholder returns, and (iii) recognize and adjust for individual contributions to our success. The Compensation Committee approved 2016 award opportunities pursuant to RAIT’s 2015 Annual Incentive Compensation Plan (the “Annual Cash Bonus Plan”) and RAIT’s 2015 Long Term Incentive Plan (the “Long Term Equity Plan”) for the 2016 Eligible Officers. The Compensation Committee had previously adopted the Annual Cash Bonus Plan and the Long Term Equity Plan as sub-plans of the 2012 IAP, which was previously approved by the shareholders of RAIT. The terms of the awards (the “2016 Target Cash Bonus Awards”) under the Annual Cash Bonus Plan and the awards (the “2016 Long Term Equity Awards”) under the Long Term Equity Plan are described below.  See “2016 Compensation Decisions” below for further description of these incentive plans and the compensation paid thereunder.

The role of our Compensation Committee, its use of an independent compensation consultant and the participation of executive officers in the compensation process are discussed above in “Information Concerning Our Board of Trustees, Committees and Governance-Compensation Committee.”

2016 RAIT Performance.

During 2016, we began to implement our strategy to focus on our core CRE lending business line.  We also managed our own real estate owned (“REO”) portfolio, managed third-party properties and assets and, prior to the IRT Management Internalization, owned the external advisor of IRT, a REIT which owns a portfolio of multifamily properties, and owned approximately 15.5% of the outstanding IRT common stock.   We believe we made significant progress executing our strategy to return to our focus on CRE lending, including the following key accomplishments:

•	Sale of Our Investment in IRT and Our Multifamily Property Management Business through the IRT Management Internalization.
o	RAIT sold the external advisor of IRT and RAIT’s multifamily property management business to IRT for $43.0 million in aggregate gross proceeds.
o	RAIT sold its IRT stock ownership position to IRT, generating $62.2 million in aggregate gross proceeds.
o	RAIT deconsolidated IRT from its financial statements.

•	Property Sales
o	RAIT sold 18 properties which generated aggregate gross proceeds of $337.9 million.
o	After repayment of debt, RAIT received aggregate net proceeds of approximately $35 million.

•	Reductions in Compensation & General and Administrative (“G&A”)Expenses
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

•	Total Shareholder Return
o

RAIT’s total shareholder return (stock price appreciation plus aggregate dividends) to investors during 2016 was just over 40%, which largely outperformed our closest peers in the mortgage REIT industry as well as that of the broader U.S. public REIT industry.

During 2016, we generated GAAP net income (loss) allocable to Common Shares of $(9.8) million, or $(0.11) per Common Share-diluted, as compared to $7.2 million, or $0.08 per Common Share-diluted, during 2015. During 2016, our cash available for distribution (“CAD”) decreased to $40.6 million, or $0.45 per Common Share, from $66.1 million, or $0.77 per Common Share for 2015.  CAD is a non-GAAP financial measure.  For management’s definitions and discussion of the usefulness of CAD to investors and management and a reconciliation of our reported net income (loss) to our CAD, see “Non-GAAP Financial Measures” in our Annual Report. For 2016, our CRE lending business originated $157 million of loans and completed its 6th floating rate loan securitization in November 2016 (“RAIT FL6”).  RAIT FL6 was a $258 million floating rate loan securitization and issued $217 million of investment grade bonds with a weighted average interest cost of LIBOR plus 2%.

2016 Compensation Highlights The following summarizes key aspects of our compensation policies and programs:
What We Do:	What We Don’t Do:

Ö

We Align with Shareholders and Pay for Performance: A substantial portion of our compensation is not guaranteed but rather linked to the achievement of key financial metrics that are disclosed to our shareholders.

c

No Automatic Salary Increases or Uncapped Bonuses: We do not guarantee annual salary increases or allow uncapped bonuses; none of the employment agreements with our named executive officers contain such provisions.

Ö

We Balance Short‑Term and Long‑Term Incentives: Our incentive programs provide a balance of annual and longer‑term incentives, including a variety of performance metrics that measure both absolute and relative performance.

c

We Do Not Pay Dividends or Dividend Equivalents on Unvested Performance‑Based Restricted Stock Units: Holders of performance‑based restricted stock units do not receive dividends or dividend equivalents until the shares are vested.

Ö

We Maintain Stock Ownership Guidelines: Our RAIT has established the following minimum share ownership requirements: CEO – four times base salary; other Section 16b officers – two times base salary, all other designated officers - one times base salary, and outside Trustees – five times the annual cash retainer then in effect.

c

We Do Not Allow Hedging of Securities: We prohibit RAIT’s Trustees and executive officers from entering into hedging transactions with respect to RAIT’s securities and from holding RAIT’s securities in margin accounts or otherwise pledging such securities as collateral for loans.

Ö

We Can Claw Back Compensation: Our independent Trustees have the ability to recoup incentive compensation paid to our named executive officers if RAIT’s financial results are restated or materially misstated due in whole or in part to intentional fraud or misconduct by one or more of such officers.

		c	We Do Not Have Tax Gross‑Ups: We do not provide tax gross‑ups on any severance, change‑in‑control or other payments.
Ö

We Retain an Independent Compensation Consultant: Our Compensation Committee engages an independent consultant, which specializes in the REIT industry, to provide guidance on a variety of compensation matters.

		c	We Do Not Provide Excessive Perquisites: Our named executive officers receive limited perquisites and benefits.
Ö	We Retain Independent Compensation Legal Counsel: Our Compensation Committee engages independent legal counsel to advise it on compensation matters.

Objectives of Our Compensation Policies

Our compensation policies for our Named Executive Officers have the following objectives:

We seek to appropriately incentivize RAIT’s new executive team and assure a smooth transition from RAIT’s former executives as RAIT’s leadership changes to encourage the implementation of RAIT’s strategic plan.  As discussed above in “Executive Summary,” the Compensation Committee needed to address the transition of RAIT’s executive management team throughout the year by modifying compensation arrangements to respond to changing circumstances.  Similarly, the IRT Management Internalization was not contemplated at the time the Compensation Committee set the quantitative metrics for the 2016 Target Cash Bonus Awards and the Compensation Committee felt those metrics did not sufficiently reflect the benefits to RAIT from the IRT Management Internalization to adequately reward the 2016 Eligible Officers for their efforts on the IRT Internalization Transactions and so approved an additional discretionary bonus (the “Executive Transaction Bonus”) to each 2016 Eligible Officer relating to the contributions of the 2016 Eligible Officers to completing the IRT Management Internalization.

We seek to attract and retain key executives, including the Named Executive Officers, by motivating them to achieve superior performance and rewarding them for that performance. Key elements of compensation may include one or more of the following:

•	a base salary that is determined in part by the named executive’s history of performance and prior compensation;
•

quantitative criteria-based bonus programs, discretionary bonuses, other forms of cash awards or some combination of these alternatives, that would be based on the Compensation Committee’s assessment of the named executive’s duties and performance within the context of the performance of RAIT or some designated portion of RAIT and whether quantitative criteria can be set that relate to the executive’s duties and performance and the performance of RAIT or some designated portion of RAIT; and

•

equity-based compensation in amounts that are based on the executive’s role and strategic impact with respect to long term objectives, the value of which is contingent upon the performance of RAIT’s Common Share price, and subject to vesting schedules that require continued service with RAIT.  The illustrations below show the mix of compensation provided to our NEOs, in which a substantial portion is at-risk in the form of incentive pay and/or tied to shareholder interests.

We seek to align the interests of our Named Executive Officers with our shareholders through long-term incentives in the form of equity-based compensation. As discussed above in “Executive Summary,” the Compensation Committee believes equity-based compensation is important to align the interests of our Named Executive Officers with our shareholders. The Compensation Committee accordingly has made the 2016 Long Term Equity Awards to Messrs. Davidson, Schaeffer and Sebra and awards of SARs and restricted Common Shares to Mr. Reyle as described below.

The Elements of Our Compensation

The Named Executive Officers’ 2016 compensation consisted of three principal components:

•	Base salary;
•	Short‑term incentive program (annual cash bonus); and
•	Long‑term incentive program (equity‑based compensation).

	Link to Program Objectives	Type of Compensation	Important Features
Base Salary

•Fixed level of cash compensation to support attraction and retention of key executives in a competitive marketplace

•Preserves an employee’s commitment during downturns in the REIT industry and/or in equity markets

Cash

•Determined based on evaluation of individual’s experience, current performance, and internal pay equity and a comparison to peers

•Each executive officer’s employment agreement sets the executive’s base salary and provides that base salary may be increased but not decreased during the term of the agreement.

Annual Cash Bonus

•Target cash incentive opportunity (set as a percentage of base salary) that encourages executives to achieve annual RAIT financial goals

•Assists in retaining, attracting and motivating employees in the short-term

Cash

•70% of funding for performance year 2016 tied to the performance measures of CAD per share, property sales, and recourse debt reduction

•30% based on individual performance

•Additional Executive Transaction Bonuses discussed above made to reward achievements advancing RAIT’s transformative strategic plan.

Long-Term Incentives Program: Restricted shares

•Focuses executives on achievement of long-term RAIT financial and strategic goals and total shareholder return, thereby creating long-term shareholder value (pay-for-performance)

•Assists in maintaining a stable, continuous management team in a competitive market

•Maintains shareholder-management alignment

•Easy to understand and track performance

•Limits dilution to existing shareholders relative to utilizing options or stock appreciation rights

Long-Term Equity

•25% of 2016 annual long-term incentive award

•Provides upside incentive in up market, with some down market protection

•Vest in four annual increments

•Retention and Severance Awards Made to manage Executive Team Transition

Long-Term Incentives Program: PSUs		Long-Term Equity

•75% of 2016 annual long-term incentive award

•Three-year performance period in which the 2016-2018 awards were entirely based on future total shareholder return requirements

•Provides some upside in up- or down-market based on balance of absolute and relative performance

 Other Compensation

RAIT provides certain other limited forms of compensation and benefits to the Named Executive Officers, including limited perquisites and 401(k) matching contributions, as discussed below. The Compensation Committee has reviewed these other components of compensation in relation to the total compensation of the Named Executive Officers and determined that they are reasonable and appropriate. As discussed above, the Compensation Committee reviewed any proposed compensation directly from IRT to our Named Executive Officers. In 2015, two of our Named Executive Officers received compensation directly from IRT for the Named Executive Officers’ service to IRT. The Compensation Committee considers such service, and any compensation from IRT for such service, in determining each named executive’s compensation from RAIT.

Perquisites. Mr. Schaeffer received a car allowance of $9,590 and we paid his membership dues of $8,554 for his membership in an organization in 2016. None of our other Named Executive Officers received perquisites equal to or greater than $10,000 in 2016. In general, we do not emphasize perquisites as part of the compensation packages we offer and seek to emphasize other elements.

401(k) Plan. The RAIT 401(k) plan offers eligible employees the opportunity on the same terms and conditions to make long-term investments on a regular basis through salary contributions, which are supplemented by our matching cash contributions and potential profit sharing payments. RAIT currently provides a cash match equal to each employee’s contributions to the extent the contributions do not exceed 4% of the employee’s compensation and may provide an additional cash match of 2% of eligible compensation as discretionary cash profit sharing payments. No discretionary profit sharing payments were made in 2016. Any matching contribution made by RAIT pursuant to the RAIT 401(k) plan vests immediately. All of the Named Executive Officers participated in the RAIT Financial Trust 401(k) Plan in 2016. RAIT contributed employer matches on behalf of the Named Executive Officers as set forth in footnote 4 in the Summary Compensation Table.

Post-Termination Compensation. We have employment agreements or other severance arrangements with our Named Executive Officers. Each of our agreements with 2016 Eligible Officers provides for payments and other benefits if the executive’s employment terminates under specified circumstances. See “Executive Compensation—Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table in 2015—Employment Agreements” and “Executive Compensation—Potential Payments on Termination or Change in Control” for a

description of these severance benefits with the Named Executive Officers.   In 2016, as described above, the Compensation Committee approved the SD MOU, the SD Employment Agreement, the SS MOU, the SS Separation Agreement, the SS Consulting Agreement, the JS MOU and the JS Separation Agreement to address the transition of RAIT’s executive management team and, in the case of Messrs. Schaeffer and Sebra, to provide for appropriate severance.  The Compensation Committee believes generally that these severance and change in control arrangements can be an important part of overall compensation for RAIT’s executive officers because they help to secure the continued employment and dedication of these executive officers, notwithstanding any concern that they might have regarding their own continued employment in general and prior to or following a change in control. The Compensation Committee also believes that these arrangements are important as a recruitment and retention device, as most of the companies with which we compete for executive talent have customarily had similar agreements in place for their senior employees.

The executive employment agreements also contain provisions that prohibit the executive from disclosing RAIT’s confidential information and prohibit the executive from engaging in certain competitive activities or soliciting any of our employees or customers following termination of their employment with RAIT. An executive will forfeit his right to receive post-termination compensation if he breaches these or other restrictive covenants in the employment agreements. We believe that these provisions help ensure the long-term success of RAIT.

2016 Compensation Decisions

Impact of the Leadership Transition on 2016 Compensation

As discussed above in “Executive Summary,” during 2016, we began a strategic transition to concentrate primarily on our CRE lending business and the Compensation Committee had to consider the importance to RAIT of successfully implementing the succession of a new CEO, Mr. Davidson, and CFO, Mr. Kopsky, for RAIT as Mr. Schaeffer, the former CEO, and Mr. Sebra, the former CFO, each resigned from RAIT to remain with IRT as part of the IRT Management Internalization.   In addition, as discussed above in “Executive Summary, the Compensation Committee sought to implement compensation arrangements that would both appropriately incentivize RAIT’s new executive management team, recognize achievements by RAIT’s executive team for achievements implementing RAIT’s strategic transition and establish severance arrangements that would ensure a smooth transition with respect to RAIT’s departing executives.

In applying our compensation policies to the Named Executive Officers in 2016, the Compensation Committee sought to recognize the executive management’s accomplishments in 2016 described below relating to implementation of our strategic plan that we believe will enhance shareholder value, and respond to changes in RAIT’s executive management team while continuing to maintain significant portion of executive compensation at risk based on our performance and also provide for measuring our success across both short-term and long-term performance periods.  The steps taken by the Compensation Committee to address these objectives included those described below.

Incentivize Successful Implementation of RAIT’s Strategic Plan

•

The Compensation Committee rewarded steps accomplished to implement RAIT’s strategic plan by approving amounts payable under the 2016 Target Cash Bonus Awards and approving the Executive Transaction Bonus for each of the 2016 Eligible Officers for completing the IRT Management Internalization.  See “Annual Incentives and Long-Term Incentives-2016 Incentive Awards” below for a discussion of the 2016 Target Cash Bonus Awards.   The Executive Transaction Bonus amounts paid to Messrs. Davidson, Schaeffer and Sebra were $430,000, $325,000 and $95,000, respectively and were made to compensate the recipients for their significant contributions towards accomplishing the IRT Management Internalization which the Compensation Committee determined was key to executing on RAIT’s transformative strategy and beneficial to RAIT’s shareholders.

•

The Compensation Committee sought to establish continuing incentives to implement RAIT’s strategic plan by approving the 2017 Target Cash Bonus Awards and 2017 Long Term Equity Awards (defined below) for the 2017 Eligible Officers. See “Annual Incentives and Long-Term Incentives-2017 Incentive Awards” below.

Create Appropriate Compensation Arrangements for RAIT’s New Executive Team

•

The Compensation Committee sought to address Mr. Davidson’s importance to RAIT’s CEO succession planning and establish appropriate compensation arrangements when he was identified to replace Mr. Schaeffer as RAIT’s new CEO by approving a retention award for Mr. Davidson (the “SD Retention Award”), Memorandum of Understanding (the “SD MOU”) and an amended and restated employment agreement (the “SD Employment Agreement”).

•

In 2017, the Compensation Committee approved an offer letter (the “PK Offer Letter”) and an employment agreement (the “PK Employment Agreement”) described below for Mr. Kopsky to plan for his succession as RAIT’s new CFO.

•

In 2017, the Compensation Committee approved new employments agreements for Messrs.  Reyle and Riis in recognition of their increased responsibilities in light of the leadership transition and included them in the 2017 Eligible Officers.

Ensure a Smooth Transition by Establishing Appropriate Severance Arrangements for RAIT’s Departing Executives

•

The Compensation Committee approved a Memorandum of Understanding (the “SS MOU”), Separation Agreement (the “SS Separation Agreement”) and a Consulting Agreement for Mr. Schaeffer to plan for the transition when Mr. Schaeffer was to resign from his RAIT positions.

•

The Compensation Committee approved a Memorandum of Understanding (the “JS MOU”) and Separation Agreement (the “JS Separation Agreement”) for Mr. Sebra to plan for the transition when Mr. Sebra was to resign from his RAIT positions.

Annual Base Salary

The base salary of each of our executive officers is based on the review of the Compensation Committee described above and the following:

•	any requirements of the named executive’s employment agreement;
•	an assessment of the scope of the executive officer’s responsibilities and leadership;
•	the executive officer’s expertise and experience within the industry;
•	RAIT’s overall financial and business performance; and
•	the executive officer’s contributions to RAIT.

This determination is not formulaic and is not based on specific RAIT or individual performance targets objectives, but rather is subjective and made in light of our compensation philosophy and objectives described above. Mr. Davidson’s base salary was increased from $650,000 to $850,000 upon his appointment as CEO.  Mr. Schaeffer’s, Mr. Sebra’s and Mr. Reyle’s base salary remained the same during 2016.

Annual Incentives and Long-Term Incentives

2016 Incentive Awards

As described above, effective April 22, 2016, the Compensation Committee approved 2016 award opportunities pursuant to the “Annual Cash Bonus Plan and the Long Term Equity Plan for the 2016 2016 Eligible Officers. The terms of the 2016 Target Cash Bonus Awards under the Annual Cash Bonus Plan and the 2016 Long Term Equity Awards under the Long Term Equity Plan are described below.

2016 Target Cash Bonus Awards

•	The 2016 Target Cash Bonus Awards were composed of two components, as described below.
•

“Quantitative Bonus Award” — the Quantitative Bonus Award component of the 2016 Target Cash Bonus Award that may be earned by each 2016 Eligible Officer was equal to 70% of the 2016 Target Cash Bonus Award for each participant, to be determined by RAIT’s performance relative to specified objective performance criteria established by the Compensation Committee as described below. The actual Quantitative Bonus Award earned by a participant could range from 0% and 150% of target based on actual performance for the year.

•

“Qualitative Bonus Award” – the Qualitative Bonus Award component of the 2016 Target Cash Bonus Award that may be earned by each 2016 Eligible Officer was equal to 30% of the 2016 Target Cash Bonus Award for each participant, to be determined based on the Compensation Committee’s subjective evaluation of such participant’s performance relative to specified individual and/or collaborative criteria established by the Compensation Committee for each 2016 Eligible Officer, as described below. The actual Qualitative Bonus Award earned by a participant could range from 0% and 150% of target based on actual performance for the year.

2016 Target Cash Bonus Award Levels

The 2016 Target Cash Bonus Award levels set by the Compensation Committee for each of RAIT’s 2016 Eligible Officers based on 2016 performance were as follows:

2016 Eligible Officer	2016 Quantitative Bonus Target	2016 Qualtitative Bonus Target	Total 2016 Target Cash Bonus Award
Scott F. Schaeffer,	$840,000	$360,000	$1,200,000
Chief Executive Officer

Scott L. N. Davidson,	$805,000	$345,000	$1,150,000
President

James J. Sebra,	$245,000	$105,000	$350,000
Chief Financial Officer and Treasurer

2016 Quantitative Bonus Award Criteria

The Compensation Committee established the following objective performance metrics to be utilized in determining any payout with respect to the Quantitative Bonus Award portion of the 2016 Target Cash Bonus Award weighted based on these performance measurements:

•

Cash Available for Distribution (“CAD”) per share, calculated as that term has been used by RAIT in its public reporting, subject to a limitation that no CAD that results from the gain or loss on the sale of RAIT owned real property may be included in calculating CAD for purposes of performance pursuant to this plan.

•	Property sales, and
•

Recourse debt reduction, other than CMBS Facilities. Recourse debt and CMBS Facilities are defined as those terms have been defined by RAIT in its public reporting. The term “CMBS Facilities” includes RAIT’s fixed rate and floating rate warehouse lines of credit.

The actual Quantitative Bonus Award payment realized by a 2016 Eligible Officer for 2016 with respect to each applicable metric would depend on RAIT’s achievement of at least a “Threshold” level of performance established by the Compensation Committee with respect to that metric. There would be no Quantitative Bonus Award payable for that metric in the event RAIT achieved less than the Threshold level for the applicable annual performance period. RAIT’s achievement of the Threshold level for a designated metric would result in a payout of 50% of the proportion of the Quantitative Bonus Award allocated to that metric; the achievement of the Target level for a designated metric would result in a payout of 100% of the proportion of the Quantitative Bonus Award allocated to that metric; and the achievement of the Maximum level for a designated metric would result in a payout of 150% of the proportion of the Quantitative Bonus Award allocated to that metric. If the calculated percentage was between Threshold and Target or between Target and Maximum for an annual performance period, then the earned percentage would be prorated. The number of shares used for any per share metric was the weighted average number of shares outstanding for the relevant period. The achievement of these levels and allocated payments are illustrated by the following table:

Quantitative Metric	Weighting	Range	Resulting Cash Payout*
CAD per share	25%	Threshold	50%
		Target	100%
		Maximum	150%
Property sales	20%	Threshold	50%
		Target	100%
		Maximum	150%
Recourse debt reduction	25%	Threshold	50%
		Target	100%
		Maximum	150%

2016 Qualitative Bonus Award Criteria

The Qualitative Bonus Award portion of each 2016 Eligible Officer’s 2016 Target Cash Bonus, which was the remaining 30% of the overall target cash bonus, was based on the Compensation Committee’s subjective evaluation of the 2016 Eligible Officer’s performance relative to achieving specified individual criteria established for 2016 for each participant, which the Compensation Committee determined were also important elements of each 2016 Eligible Officer’s contribution to the creation of overall shareholder value.

2016 Target Cash Bonus Award Payments

•

All 2016 Target Cash Bonus Award payments were to be made in the year following the completion of the annual performance period to which the 2016 Target Cash Bonus Award payment relates. The actual payment to each 2016 Eligible Officer was to be made as soon as practical after final certification of the underlying performance results and approval of such payment by the Compensation Committee; provided, however, that, in order to comply with certain rules concerning the regulation of deferred compensation under the IRC, in no event was any such payment to be made later than March 15 of such year.

•

Should a 2016 Eligible Officer terminate employment with RAIT prior to the conclusion of the applicable performance period, their 2016 Target Cash Bonus Award payment was to be determined by the terms of such 2016 Eligible Officer’s employment agreement. These employment agreements generally provide that if defined conditions are met, in the event of the 2016 Eligible Officer’s death, disability, termination without cause, resignation for good reason or, under two 2016 Eligible Officers’ employment agreements, a change of control followed by termination in defined circumstances, the 2016 Eligible Officer would receive a lump sum cash payment equal to a pro rata portion of such 2016 Eligible Officer’s target annual cash bonus for and applicable to the fiscal year of his termination.

•

An individual who became a 2016 Eligible Officer, pursuant to SEC rules, after the beginning of an applicable annual incentive period, could be considered for a pro-rated bonus payment under the Annual Cash Bonus Plan at the discretion of the Compensation Committee.

2016 Target Cash Bonus Awards Payments and Performance Metrics and Discretionary Bonus

In March 2017, the Compensation Committee certified payments under the 2016 Target Cash Bonus Awards to each of the eligible officers.

The threshold, target and maximum values, the actual performance and the resulting payout percentage for each performance metric for the quantitative bonus award portion of the 2016 Target Cash Bonus Awards were as follows:

(in 000s, except per share)	Threshold	Target	Maximum	Actual	Payout %
Payout percentage	50%	100%	150%
CAD per share	$0.47	$0.55	$0.64	$0.45	0.0%
Property Sales	$130,000	$155,000	$185,000	$337,867	150.0%
Debt Reductions	$25,000	$50,000	$75,000	$56,716	113.6%

The Compensation Committee set the qualitative bonus earned under the 2016 Target Cash Awards between the target and the threshold level at 135.0% for each of Mr. Schaeffer and Mr. Sebra and, as required by the SD MOU, at the 150.0% maximum level for Mr. Davidson.   In determining the appropriate level of the qualitative bonuses, the Compensation Committee used its discretion to identify and analyze the factors to consider. As described above, the Compensation Committee also exercised its discretion to make a separate discretionary Executive Transaction Award to each 2016 Eligible Officer.

As a result, the 2016 Target Cash Bonus Award and Executive Transaction Award for each of the 2016 Eligible Officers, were as follows:

	Target Bonus	Payout %	Bonus
Scott F. Schaeffer
CAD per share	$300,000	0.0%	$-
Property Sales	$240,000	150.0%	$360,000
Debt Reductions	$300,000	113.6%	$340,883
Qualitative	$360,000	135.0%	$486,000
Executive transaction bonus			$325,000
Total	$1,200,000		$1,511,883

Scott L.N. Davidson
CAD per share	$287,500	0.0%	$-
Property Sales	$230,000	150.0%	$345,000
Debt Reductions	$287,500	113.6%	$326,680
Qualitative	$345,000	150.0%	$517,500
Executive transaction bonus			$430,000
Total	$1,150,000		$1,619,180

James J. Sebra
CAD per share	$87,500	0.0%	$-
Property Sales	$70,000	150.0%	$105,000
Debt Reductions	$87,500	113.6%	$99,424
Qualitative	$105,000	135.0%	$141,750
Executive transaction bonus			$95,000
Total	$350,000		$441,174

Long Term Equity Awards

The 2016 Long Term Equity Awards for the 2016 Eligible Officers consist of the following two components:

•

“2016 Performance Share Unit Awards” — 75% of the target value of each 2016 Eligible Officer’s annual 2016 Long Term Equity Award consist of Performance Share Unit Awards (the “2016 PSUs”) authorized by the Compensation Committee under the Long Term Equity Plan adopted pursuant to the 2012 IAP, with the number of RAIT Common Shares of beneficial interest (“Common Shares”) issued or their equivalent value in cash paid, at the Compensation Committee’s option, at the conclusion of the relevant performance period. The number of 2016 PSUs earned will be determined 100% by RAIT’s performance for the three year period commencing January 1, 2016 and ending December 31, 2018 relative to three long term performance metrics established by the Compensation Committee, as described in greater detail below. The Compensation Committee did not allocate any portion of the 2016 PSUs to subjective factors.

The actual number of 2016 PSUs earned by a participant may range from 0% to 150% of target based on actual performance for the performance period. The performance based awards vest 50% at December 31, 2018 based on performance for 2016-2018, and the 50% balance, consisting of the same number of shares that were awarded at December 31, 2018, become time vesting and vest one year thereafter, subject to forfeiture in such year only in the event RAIT has terminated the 2016 Eligible Officer’s employment for cause or the 2016 Eligible Officer has resigned without good reason as determined, in each situation, under such 2016 Eligible Officer’s employment agreement. The Compensation Committee currently intends to redeem any vested 2016 PSUs with Common Shares, subject to the availability of Common Shares under the 2012 IAP at the time of vesting.

•

“Annual Restricted Share Awards” – 25% of the target value of each 2016 Eligible Officer’s 2016 Long Term Equity Awards consists of a grant of time-vesting Restricted Shares determined by dividing the dollar value of that portion of the annual 2016 Long Term Equity Award allocated to such Restricted Shares by the closing price of a Common Share on the New York Stock Exchange on the date of grant.

Structure of 2016 PSUs

•

The number of 2016 PSUs was determined by dividing the maximum dollar value of that portion of the annual 2016 Long Term Equity Award allocated to such 2016 PSUs by the closing price of a Common Share on the New York Stock Exchange on the date of grant.

•

The number of Common Shares issued, or their equivalent value in cash paid, at the Compensation Committee’s option, to a 2016 Eligible Officer upon the maturity of a Performance Share Unit Award at the end of the relevant performance period will depend on RAIT’s achievement of at least a “Threshold” level of three metrics: (1) Total Shareholder Return or “TSR” (stock price appreciation plus aggregate dividends) as compared to a peer group of public companies (the “TSR Performance Peers”) over the same time period, using the relative percentile ranking approach for such comparison, (2) TSR as compared to the TSR for the FTSE NAREIT Mortgage REIT Index (the “NAREIT Mortgage Index”), and (3) TSR for holders of Common Shares on an absolute basis.

The “Threshold,” “Target,” and “Maximum” benchmarks to be established for the TSR achieved by RAIT over each relevant three-year performance period in comparison to the performance metrics listed below and the resulting impact on the number of shares earned by each 2016 Eligible Officer upon the maturity of Performance Share Units at the conclusion of each three-year performance period, is summarized in the following table:

Metric	Weighting	Threshold 0.5x Payout	Target 1x Payout	Maximum 1.5x Payout
Relative 3-Year TSR vs. TSR Performance Peers	40%	50th Percentile	65th Percentile	90th Percentile

Relative 3-Year TSR vs. NAREIT Mortgage Index	30%	50th Percentile	65th Percentile	90th Percentile

Absolute 3-Year TSR	30%	52.09%	64.30%	90.66%

No awards will be earned if below threshold performance is achieved for a particular metric. If performance falls between Threshold and Target or Target and Maximum for any performance period, then the number of Performance Share Units earned will be prorated.

Structure of Annual Restricted Share Awards

•	At the initial date of grant, 25% of the target value of each 2016 Eligible Officer’s 2016 Long Term Equity Awards were allocated to an Annual Restricted Share Award.
•

The number of shares issued with respect to the time-vesting Annual Restricted Share component of each 2016 Long Term Equity Award will be determined by dividing the dollar value of that portion of the annual 2016 Long Term Equity Award allocated to such Restricted Shares by the closing price of a Common Share on the New York Stock Exchange on the date of grant.

•	Common Shares subject to the Annual Restricted Share Awards will vest 25% per annum on the first four anniversaries from the date of grant.

Grant of 2016 Long Term Equity Awards

Effective as of April 22, 2016, each of the 2016 Eligible Officers was granted a 2016 Long Term Equity Award, consisting of both a 2016 PSU, having the target value shown in the table below for the 2016–2018 performance period, and an Annual Restricted Share Award having the target value shown in the table below for fiscal year 2016:

2016 Eligible Officer	Target Value of Initial Long Term Equity Award	Target Value of Performance Share Units Award	Number of Performance Share Units Issued (1)	Target Value of Annual Restricted Award	Number of Shares Issued for Annual Restricted Share Award (2)
Scott F. Schaeffer,	$1,000,000	$750,000	$391,986	$250,000	$87,108
Chief Executive Officer

Scott L. N. Davidson,	$950,000	$712,500	$372,386	$237,500	$82,752
President

James J. Sebra,	$125,000	$93,750	$48,998	$31,250	$10,888
Chief Financial Officer and Treasurer
(1)

The number of Performance Share Units granted in relation to the target value of each Performance Share Unit Award was determined by multiplying such value by the maximum payout ratio of 1.5 and dividing the result by the closing price of a Common Share on the New York Stock Exchange on the date of grant, $2.87.

(2)

The number of Common Shares issued in relation to each Annual Restricted Share Award was determined by dividing the dollar value of that portion of the annual 2016 Long Term Equity Award allocated to such Restricted Shares by the closing price of a Common Share on the New York Stock Exchange on the date of grant, $2.87.

Additional Terms of the 2016 Long Term Equity Awards

Dividends will be paid with respect to outstanding Restricted Share Awards, subject to forfeiture prior to vesting. Dividend Equivalents will not be paid on the 50% of the Performance Share Unit Awards that have met the 3 year performance based criteria and have vested, but Dividend Equivalents will be paid on the remaining 50% of the Performance Share Unit Awards only for the year during which they time vest, subject to forfeiture prior to vesting. No Dividend Equivalents will be paid while the Performance Share Unit Awards are subject to performance criteria. Dividend Equivalents will accrue only on the portion of the Performance Share Unit Awards which have met the performance criteria and remain subject only to time vesting.

The Restricted Share Awards will have voting rights and the Performance Share Unit Awards will not have any voting rights.

Any 2016 Eligible Officer whose employment is terminated will forfeit any unvested long term equity awards except with respect to Performance Share Units in the event of a Qualified Termination or Retirement as described below and except where such 2016 Eligible Officer’s employment agreement with RAIT provides for accelerated vesting in defined circumstances upon a change of control of RAIT.

If a 2016 Eligible Officer’s employment is terminated due to death or disability and other than voluntarily or for cause (as defined in the relevant employment agreement for each 2016 Eligible Officer) (a “Qualified Termination”) prior to the conclusion of the 3-year performance period applicable to such 2016 Eligible Officer’s Performance Share Units, then such performance period will be shortened to conclude on the date of such Qualified Termination (a “Shortened Performance Period”). In such event, the Compensation Committee will determine within three months after the date of such Qualified Termination the number of Performance Share Units earned by such 2016 Eligible Officer, if any, for such Shortened Performance Period in accordance with the performance criteria established for such award. The 2016 Eligible Officer’s earned Performance Share Units, if any, will vest as of the date that the Compensation Committee determines the achievement of such performance criteria and will not be subject to the additional time based vesting period. The number of Performance Share Units eligible to be earned shall be determined on a pro rata basis by multiplying the number of Performance Share Units issued to such 2016 Eligible Officer by a fraction, the numerator is the number of days in the Shortened Performance Period and the denominator of which is the number of days in the original 3-year Performance Period. With respect to earned Performance Share Units held by the Officer for which the Performance Period is complete but for which the additional time-based vesting period is incomplete prior to the 2016 Eligible Officer’s Qualified Termination, any restrictions on such earned awards shall lapse and such earned awards shall automatically become fully vested as of the date of such Qualified Termination.

In the event of a 2016 Eligible Officer’s “Retirement” (as defined below), the 2016 PSUs will vest in the following manner. If such Retirement occurs during the performance period, the number of 2016 PSUs vested will be determined on a pro rata basis by multiplying the 2016 PSUs earned in the performance period by a fraction, the numerator is the number of days from the beginning of the performance period to the date of such Retirement and the denominator of which is the total number of days in the 3-year performance period. If a 2016 Eligible Officer’s Retirement occurs after the performance period, 100% of the 2016 PSUs earned in the performance period will vest upon Retirement. The above notwithstanding in no event will any 2016 PSUs vest if the performance targets are not met. “Retirement” is defined in the 2016 PSUs as the 2016 Eligible Officer’s voluntary separation of employment following satisfaction of the “Rule of 70.” The Rule of 70 will be satisfied upon (1) completion of at least fifteen (15) years of service with RAIT or its related entities; (2) attainment of age 55 and (3) such 2016 Eligible Officer’s combined age and service equals at least 70. A 2016 Eligible Officer may separate upon Retirement subject to providing at least six (6) months’ advance notice to RAIT and entering into a separate three-year non-competition and non-solicitation agreement if requested. In the event the 2016 PSUs vest due to Retirement, 50% of the vested 2016 PSUs will be redeemable as of the relevant determination date and the remaining 50% will be redeemable on the first anniversary of the last day of the performance period.

On April 22, 2016, the Compensation Committee adopted amendments to the performance share units granted to the 2016 Eligible Officers in March 2015 to provide for vesting upon a defined retirement on the same terms as those described above for the 2016 PSUs.

Clawback Policy

Awards made under the Annual Cash Bonus Plan and the Long Term Incentive Program for the 2016 Eligible Officers are subject to a clawback policy which will allow RAIT to recover amounts paid to such officer pursuant to such awards to the extent that the Compensation Committee, following an appropriate investigation and consideration of all relevant circumstances, determines that such officer has engaged in fraud or willful misconduct that caused the requirement for a material accounting restatement of RAIT’s financial statements due to material noncompliance with any financial reporting requirement (excluding any restatement due solely to a change in accounting rules).

Hypothetical 2015 PSUs and 2016 PSUs Performance

The actual three-year performance period applicable to the PSUs (the “2015 PSUs”) issued to the 2016 Eligible Officers in March 2015 runs from 2015 through 2017 and the actual three-year performance period applicable to the 2016 PSUs issued to the 2016 Eligible Officers in April 2016 runs from 2016 through 2018.  The tables below illustrate the manner in which these PSUs serve to align the economic interests of such officers with those of RAIT’s shareholders.  The 2015 PSUs table utilize a hypothetical performance period of 2015 and 2016 only and does not include any Common Shares attributable to the subjective portion of such 2015 PSUs. The 2016 PSUs table utilize a hypothetical performance period of 2016 only and those 2016 PSUs did not have a subjective portion.

2015 PSUs

Based on a comparison of our TSR to that of the three TSR metrics described above for the two year period as set forth below, if the 2015 PSUs granted to the 2016 Eligible Officers had been paid out as of December 31, 2016, based on our relative TSR performance over such hypothetical two year period, they would have had no value and there would have been no additional Common Shares issued to the 2016 Eligible Officers in connection with the payout of such awards.

Hypothetical 2-Year Performance Period	RAIT TSR relative to Peer Group TSR	RAIT TSR relative to NAREIT Mortgage Index TSR	Absolute RAIT TSR
2015-2016	Below 30th Percentile	Below 30th Percentile	Below 26%

2016 PSUs

Based on a comparison of our TSR to that of the three TSR metrics described above for the one year period as set forth below, if the 2016 PSUs granted to the 2016 Eligible Officers last year had been paid out as of December 31, 2016, based on our relative TSR performance over such hypothetical one year period, they would have had a total value of $2,656,401 based on our December 31, 2016 stock price of $3.36 per share and there would have been 790,596 additional Common Shares issued to the 2016 Eligible Officers in connection with the payout of such awards:

Hypothetical 1-Year Performance Period	RAIT TSR relative to Peer Group TSR	RAIT TSR relative to NAREIT Mortgage Index TSR	Absolute RAIT TSR
2016	Above 90th percentile	83rd percentile	41%

2017 Incentive Awards

On April 26, 2017, the Compensation Committee approved 2017 award opportunities pursuant to the Annual Cash Bonus Plan and Long Term Equity Plan for RAIT’s four current executive officers (the “2017 Eligible Officers”):  Mr. Davidson, Mr. Kopsky, Mr. Reyle and Mr. Riis.  The terms of the awards (the “2017 Target Cash Bonus Awards”) under the Annual Cash Bonus Plan and the awards (the “2017 Long Term Equity Awards”) under the Long Term Equity Plan for the two 2017 Eligible Officers who are Named Executive Officers, Mr. Davidson and Mr. Reyle, are described below.

2017 Target Cash Bonus Awards

•	The 2017 Target Cash Bonus Awards are composed of two components, as described below.
•

“Quantitative Bonus Award” — the Quantitative Bonus Award component of the 2017 Target Cash Bonus Award that may be earned by each 2017 Eligible Officer will be equal to 75% of the 2017 Target Cash Bonus Award for each participant, to be determined by RAIT’s performance relative to specified objective performance criteria established by the Compensation Committee as described below. The actual Quantitative Bonus Award earned by a participant may range from 0% and 200% of target based on actual performance for the year.

•

“Qualitative Bonus Award” – the Qualitative Bonus Award component of the 2017 Target Cash Bonus Award that may be earned by each 2017 Eligible Officer will be equal to 25% of the 2017 Target Cash Bonus Award for each participant, to be determined based on the Compensation Committee’s subjective evaluation of such participant’s performance relative to specified individual and/or collaborative criteria established by the Compensation Committee for each 2017 Eligible Officer, as described below. The actual Qualitative Bonus Award earned by a participant may range from 0% and 200% of target based on actual performance for the year.

2017 Target Cash Bonus Award Levels

The 2017 Target Cash Bonus Award levels set by the Compensation Committee for each of RAIT’s 2017 Eligible Officers who are Named Executive Officers based on 2017 performance are as follows:

2017 Eligible Officer	2017 Quantitative Bonus Target	2017 Qualitative Bonus Target	Total 2017 Target Cash Bonus Award
Mr. Davidson	$900,000	$300,000	$1,200,000
Mr. Reyle	$225,000	$75,000	$300,000

 2017 Quantitative Bonus Award Criteria

The Compensation Committee established the following objective performance metrics to be utilized in determining the payout with respect to the Quantitative Bonus Award portion of the 2017 Target Cash Bonus Award weighted based on all of these performance measurements for Mr. Davidson and all of these performance measurements except Equity Raises for Mr. Reyle:

•	Cash Available for Distribution (“CAD”) per share for 2017.
•	Property Sales means the sale during 2017 of RAIT’s investments in real estate identified as “held for disposition” at December 31, 2016 with an aggregate gross cost measured at December 31, 2016.
•

G&A Management means RAIT’s general and administrative expenses for 2017 do not exceed a specified amount.  The calculation of G&A expenses will assume compensation expense relating to the 2017 Target Cash Bonus Awards and 2017 Long Term Equity Awards will not exceed Target levels.

•	Debt & Preferred Reduction means an amount by which the sum of the following are reduced during 2017:
o	the aggregate outstanding amount of the RAIT’s recourse indebtedness, based on principal amount, excluding the CMBS Facilities or similar facilities identified in the Annual Report; and
o	the aggregate outstanding liquidation preference of any series of RAIT preferred shares.
•	Equity Raises means the aggregate amount of proceeds RAIT receives from sales of its Common Shares for cash, after underwriting discounts and commissions and before expenses.

All of these criteria shall be calculated in a manner consistent with the manner used by RAIT in its public reporting, subject to the adjustments noted above, provided that the Compensation Committee will retain discretion to adjust the calculation of these metrics, to pay additional discretionary amounts, or to reduce amounts derived from such calculations if the Compensation Committee believes that such adjustment, payment or reduction would enhance incentivizing or rewarding actions in the best interests of RAIT’s shareholders.

2017 Qualitative Bonus Award Criteria

The Qualitative Bonus Award portion of each 2017 Eligible Officer’s 2017 Target Cash Bonus, which will be the remaining 25% of the overall target cash bonus, will be based on the Compensation Committee’s subjective evaluation of each 2017 Eligible Officer’s performance in 2017.

The actual 2017 Target Cash Bonus Award payment realized by a 2017 Eligible Officer for 2017 with respect to each applicable metric will depend on RAIT’s achievement of at least a “Threshold” level of performance established by the Compensation Committee with respect to that metric. There will be no 2017 Target Cash Bonus Award payable for that metric in the event RAIT achieves less than the Threshold level for the applicable annual performance period.  RAIT’s achievement of the Threshold, Target, Superior or Maximum level for a designated metric will result in a payout of set forth below opposite such level.  If the calculated percentage is between Threshold and Target, Target and Superior or Superior and Maximum for an annual performance period, then the earned percentage will be prorated.

Level	Resulting Cash Payout
Threshold	50%
Target	100%
Superior	150%
Maximum	200%

The portion of the Total 2017 Target Cash Bonus Award allocated to each of the Quantitative Metrics and the Qualitative Metric for the 2017 Target Cash Bonus Award are as follows:

Metric	Mr. Davidson Weighting	Mr. Reyle Weighting
CAD per share	10%	10%
Property Sales	20%	25%
G&A Management	15%	20%
Debt & Preferred Reduction	15%	20%
Equity Raises	15%	Not Applicable
Qualitative	25%	25%

2017 Target Cash Bonus Award Payments

•

All 2017 Target Cash Bonus Award payments will be made in the year following the completion of the annual performance period to which the 2017 Target Cash Bonus Award payment relates. The actual payment to each 2017 Eligible Officer will be made as soon as practical after final certification of the underlying performance results and approval of such payment by the Compensation Committee; provided, however, that, in order to comply with certain rules concerning the regulation of deferred compensation under the Internal Revenue Code of 1986, as amended, in no event will any such payment be made later than March 15 of such year.

•

Should a 2017 Eligible Officer terminate employment with RAIT prior to the conclusion of the applicable performance period, their 2017 Target Cash Bonus Award payment will be determined by the terms of such 2017 Eligible Officer’s employment agreement. These employment agreements generally provide that if defined conditions are met, in the event of the 2017 Eligible Officer’s death, disability, termination without cause, resignation for good reason or, under the SD Employment Agreement, a change of control followed by termination in defined circumstances, the 2017 Eligible Officer would receive a lump sum cash payment equal to a pro rata portion of such 2017 Eligible Officer’s target annual cash bonus for and applicable to the fiscal year of his termination.

Long Term Equity Awards

The 2017 Long Term Equity Award levels set by the Compensation Committee for each of RAIT’s 2017 Eligible Officers who are Named Executive Officers based on 2017 performance are as follows:

2017 Eligible Officer	Target Value of 2017 Long Term Equity Award
Mr. Davidson	$1,000,000
Mr. Reyle	$100,000

The 2017 Long Term Equity Awards for the 2017 Eligible Officers consist of the following two components:

•

“2017 Performance Share Unit Awards” — 75%, in the case of Mr. Davidson, and 65%, in the case of Mr. Reyle, of the target value of each 2017 Eligible Officer’s annual 2017 Long Term Equity Award consist of Performance Share Unit Awards (the “2017 PSUs”) authorized by the Compensation Committee under the Long Term Equity Plan adopted pursuant to the 2012 IAP, with the number of RAIT common shares of beneficial interest (“Common Shares”) issued or their equivalent value in cash paid, at the Compensation Committee’s option, at the conclusion of the relevant performance period. The number of 2017 PSUs earned will be determined 100% by RAIT’s performance for the three- year period commencing January 1, 2017 and ending December 31, 2019 relative to three long term performance metrics established by the Compensation Committee, as described in greater detail below. The Compensation Committee did not allocate any portion of the 2017 PSUs to subjective factors.

The actual number of 2017 PSUs earned by a participant may range from 0% to 150% of target based on actual performance for the performance period. The performance based awards vest 50% at December 31, 2019 based on performance for 2017-2019, and the 50% balance, consisting of the same number of shares that were awarded at December 31, 2019, become time vesting and vest one year thereafter, subject to forfeiture in such year only in the event RAIT has terminated the 2017 Eligible Officer’s employment for cause or the 2017 Eligible Officer has resigned without good reason as determined, in each situation, under such 2017 Eligible Officer’s employment agreement. The Compensation Committee currently intends to redeem any vested 2017 PSUs with Common Shares, subject to the availability of Common Shares under the 2012 IAP (or the 2017 IAP, if approved by RAIT’s shareholders) at the time of vesting.

•

“Annual Restricted Share Awards” – 25%, in the case of Mr. Davidson, and 35%, in the case of Mr. Reyle, of the target value of each 2017 Eligible Officer’s 2017 Long Term Equity Awards consists of a grant of time-vesting Restricted Shares determined by dividing the dollar value of that portion of the annual 2017 Long Term Equity Award allocated to such Restricted Shares by the closing price of a Common Share on the New York Stock Exchange on the date of grant.

Structure of 2017 PSUs

•

The number of 2017 PSUs was determined by dividing the maximum dollar value of that portion of the annual 2017 Long Term Equity Award allocated to such 2017 PSUs by the closing price of a Common Share on the New York Stock Exchange on the date of grant.

•

The number of Common Shares issued, or their equivalent value in cash paid, at the Compensation Committee’s option, to a 2017 Eligible Officer upon the maturity of a 2017 PSU at the end of the relevant performance period will depend on RAIT’s achievement of at least a “Threshold” level of two metrics: (1) Total Shareholder Return or “TSR” (stock price appreciation plus aggregate dividends) as compared to the TSR for the FTSE NAREIT Mortgage REIT Index (the “NAREIT Mortgage Index”), and (2) TSR for holders of Common Shares on an absolute basis.

The “Threshold,” “Target,” and “Maximum” benchmarks to be established for the TSR achieved by RAIT over each relevant three-year performance period in comparison to the performance metrics listed below and the resulting impact on the number of shares earned by each 2017 Eligible Officer upon the maturity of Performance Share Units at the conclusion of each three-year performance period, is summarized in the following table:

Metric	Weighting	Threshold 0.5x Payout	Target 1x Payout	Maximum 1.5x Payout

Relative 3-Year TSR vs. NAREIT Mortgage Index	50%	35th Percentile	55th Percentile	85th Percentile

Absolute 3-Year TSR	50%	33%	42%	58%

No awards will be earned if below threshold performance is achieved for a particular metric. If performance falls between Threshold and Target or Target and Maximum for any performance period, then the number of 2017 PSUs earned will be prorated.

Structure of Annual Restricted Share Awards

•

At the initial date of grant, 25%, in the case of Mr. Davidson, and 35%, in the case of Mr. Reyle, of the target value of each 2017 Eligible Officer’s 2017 Long Term Equity Awards will be allocated to an Annual Restricted Share Award.

•

The number of shares issued with respect to the time-vesting Annual Restricted Share component of each 2017 Long Term Equity Award will be determined by dividing the dollar value of that portion of the annual 2017 Long Term Equity Award allocated to such Restricted Shares by the closing price of a Common Share on the New York Stock Exchange on the date of grant.

•	Common Shares subject to the Annual Restricted Share Awards will vest 25% per annum on the first four anniversaries from the date of grant.

Grant of 2017 Long Term Equity Awards

Effective as of April 26, 2017, each of the 2017 Eligible Officers was granted a 2017 Long Term Equity Award, consisting of both a 2017 PSU, having the target value shown in the table below for the 2017–2019 performance period, and an Annual Restricted Share Award having the target value shown in the table below for fiscal year 2017:

2017 Eligible Officer	Target Value of 2017 Long Term Equity Award	Target Value of Performance Share Units Award	Number of Performance Share Units Issued (1)	Target Value of Annual Restricted Award	Number of Shares Issued for Annual Restricted Share Award(2)
Mr. Davidson	$1,000,000	$750,000	366,449	$250,000	81,433
Mr. Reyle	$100,000	$65,000	31,758	$35,000	11,400

(1)

The number of 2017 PSUs granted in relation to the target value of each 2017 PSU was determined by multiplying such value by the maximum payout ratio of 1.5 and dividing the result by the closing price of a Common Share on the New York Stock Exchange on the date of grant, $3.07.

(2)

The number of Common Shares issued in relation to each Annual Restricted Share Award was determined by dividing the dollar value of that portion of the annual 2017 Long Term Equity Award allocated to such Restricted Shares by the closing price of a Common Share on the New York Stock Exchange on the date of grant, $3.07.

Additional Terms of the 2017 Long Term Equity Awards

Due to the current limited availability of Common Shares under the 2012 IAP, the vesting of Mr. Davidson’s 2017 PSUs is also subject to RAIT’s shareholders approving a sufficient increase in the number of Common Shares available for issuance under RAIT’s 2012 IAP (including the 2017 IAP, successor plan thereto or any alternative plan) to allow for satisfying any such vesting with Common Shares as of the date of such approval.

Dividends will be paid with respect to outstanding Restricted Share Awards, subject to forfeiture prior to vesting. Dividend Equivalents will not be paid on the 50% of the 2017 PSUs that have met the 3 year performance based criteria and have vested, but Dividend Equivalents will be paid on the remaining 50 % of the 2017 PSUs only for the year during which they time vest, subject to forfeiture prior to vesting. No Dividend Equivalents will be paid while the 2017 PSUs are subject to performance criteria. Dividend Equivalents will accrue only on the portion of the 2017 PSUs which have met the performance criteria and remain subject only to time vesting.

The Restricted Share Awards will have voting rights and the 2017 PSUs will not have any voting rights.

Any 2017 Eligible Officer whose employment is terminated will forfeit any unvested long term equity awards except with respect to Performance Share Units in the event of a Qualified Termination or Retirement and except where the JR Employment Agreement with RAIT provides for accelerated vesting in defined circumstances.

Awards made under the Annual Cash Bonus Plan and the Long Term Incentive Program for the 2017 Eligible Officers are subject to the same clawback policy as the 2016 PSUs.

Implementing Our Objectives

Impact of Shareholder Advisory Votes

Say on Pay Vote

RAIT held its first shareholder advisory vote on executive officer compensation as required under the federal securities laws at its 2011 annual meeting of shareholders held on May 17, 2011. More than 85% of the votes cast on such proposal were in favor of the compensation of the Named Executive Officers. RAIT held its second shareholder advisory vote on executive officer compensation as required under the federal securities laws at its 2014 annual meeting of shareholders held on May 13, 2014. More than 82% of the votes cast on such proposal were in favor of the compensation of the Named Executive Officers. The Compensation Committee considered these voting results as supportive of the Compensation Committee’s general executive compensation practices. The Compensation Committee will also carefully consider the shareholder votes on Proposal 4 at the 2017 annual meeting, along with other expressions of shareholder views it receives on specific policies and desirable actions.

Say-on-Pay-Frequency Vote

At our 2011 annual meeting of shareholders, our shareholders who cast votes on this proposal recommended by a majority of the votes cast that we hold an advisory shareholder vote on the compensation of our Named Executive Officers every three years. Under SEC rules, we are required to include an advisory vote every six years on whether the frequency of advisory shareholder vote on the compensation of our Named Executive Officers should be every year, every two years or every three years and so we have included Proposal 4 in this Proxy Statement.  We have examined current recommended practices on this matter and have determined to recommend to our shareholders to vote to change the frequency of our advisory shareholder votes on the compensation of our Named Executive Officers to every year.

The Compensation Committee will continue to take into account future shareholder advisory votes on executive compensation in order to determine whether any subsequent changes to RAIT’s executive compensation programs and policies would be warranted to reflect any shareholder concerns reflected in those advisory votes.

Peer Groups

As part of its consideration of changes to RAIT’s compensation programs described above, the Compensation Committee, with the assistance of its independent compensation consultant FPL, analyzed the following peer group of companies in relation to setting the amount of future compensation potential (salary, cash bonus and equity) for RAIT’s executive officers since 2015:

•	Arbor Realty Trust, Inc.
•	Colony Financial, Inc.
•	Gramercy Property Trust Inc.
•	iStar Financial Inc.
•	Lexington Realty Trust
•	Ladder Capital Corp.
•	Resource America Inc.
•	Redwood Trust, Inc.

These companies were included in this peer group because they may compete with us for business and/or talent. Some of our direct peers are not included in this peer group (though are used in the peer group that we use to measure our TSR performance, further discussed below) because they are externally managed and access to their compensation information is limited.

The companies comprising the peer group, or the TSR performance peers, for the three year performance measure comparing RAIT’s TSR relative to TSR of peers described above are:

•	Apollo Commercial Real Estate Finance, Inc.
•	Ares Capital Corporation
•	Arbor Realty Trust, Inc.
•	Colony Financial, Inc.
•	Ladder Capital Corp.
•	iStar Financial Inc.
•	Newcastle Investment Corp.
•	Redwood Trust, Inc.
•	Resource Capital Corp.
•	Starwood Property Trust, Inc.

See discussion above for the criteria used to select this peer group. We do not target our executives compensation to a specified percentile of a peer group.

Allocation Between Equity Compensation and Cash Payments. The Compensation Committee strives to achieve an appropriate mix between base salary, cash bonuses and equity incentive awards in order to meet RAIT’s compensation objectives. However, any pay mix objective is not applied rigidly and does not control the Compensation Committee’s compensation decisions; it serves as another tool to assess an executive’s total pay opportunities and whether appropriate incentives have been provided in order to accomplish our compensation objectives. The Compensation Committee also seeks to balance compensation elements that are based on individual contributions toward achieving RAIT’s financial, operational and strategic goals with others that are based on the performance of our Common Shares and our dividend record.

Allocation Among Types of Equity Compensation. From RAIT’s initial public offering in 1998 until 2004, the Compensation Committee granted stock options under the incentive award plan to RAIT’s executive officers and employees. From 2005 until 2010, the Compensation Committee granted phantom units to RAIT’s executive officers and employees under the incentive award plan. The Compensation Committee made this change because it viewed phantom units with dividend equivalents as a tangible and more effective compensation award. In 2012 the Compensation Committee made equity compensation awards comprised of SARs to the Named Executive Officers. Because of the limited number of Common Shares remaining issuable under the incentive award plan, the Compensation Committee made this change to utilize an available equity-based compensation that could be settled in cash or Common Shares. Since RAIT’s shareholders approved increasing the number of Common Shares issuable under the incentive award plan in May 2012, the Compensation Committee made awards comprised of SARs and restricted Common Shares. A SAR is the right to payment, in cash or in Common Shares in the discretion of the Compensation Committee, of the amount of the appreciation on a Common Share during the period beginning on the date of grant and ending on the date of exercise of the SAR. In this regard, SARs serve both to reward and retain executives, as the value of the SARs is linked to the price of Common Shares on the relevant exercise date. A restricted Common Share award is an award of Common Shares subject to restrictions, primarily time-based vesting.

The Compensation Committee evaluates periodically whether to settle vested SARs in cash or Common Shares as they vest, subject to the availability of Common Shares under the incentive award plan. The Compensation Committee expects in general to settle SARs with Common Shares, but plans to make final decisions as vesting dates for SARs approach in order to have the most currently-available information. As discussed above, the Compensation Committee has elected to settle all SARs awarded to date with Common Shares. The Compensation Committee continues to review the allocation among the types of RAIT’s equity compensation based on its analysis of the best way to design awards that meet RAIT’s compensation goals within the parameters of RAIT’s shareholder approved incentive award plan as in effect and based on the number of Common Shares issuable thereunder at the relevant time.

In March 2015, the Compensation Committee adopted the Long Term Equity Plan.  Since 2015, the Compensation Committee has made awards under the Long Term Equity Plan of performance share units (“PSUs”) which are earned over a defined period based on actual performance for the performance period and restricted share awards that vest over time. The 2016 Long Term Equity Awards and 2017 Long Term Equity Awards made by the Compensation Committee under the Long Term Equity Plan are described above.

Equity Grant Practices. In October 2009, the Compensation Committee adopted an equity award grant policy providing that awards under the incentive award plan will be made only on a date that corresponds to the date of any quarterly meeting of the Board. The Compensation Committee considers exceptions to this practice when a new non-employee Trustee is appointed to the Board or when an employee or executive officer is hired or promoted by RAIT. In that event, an award may also be made on any date in the period beginning when the appointment, hiring or promotion occurs and ending one month thereafter. The Compensation Committee may waive this policy from time to time where the Compensation Committee feels the adverse consequences to RAIT of delaying outweigh the benefits of adhering to the policy.  For example, the Compensation Committee waived this policy when making the 2016 Long Term Equity Awards and 2017 Long Term Equity Awards in order to complete its evaluation of appropriate performance criteria.

Stock Ownership Guidelines. In March 2011, the Compensation Committee adopted stock ownership guidelines, or the stock ownership guidelines, with the intent of encouraging close alignment of the interests of our Trustees and senior management with our shareholders. The stock ownership guidelines apply to the following persons, including the Named Executive Officers:

•	Trustees on the Board.
•	the following categories of officers:
•	CEO;
•

other officers designated by the Board as being “officers” of RAIT within the meaning of Rule 16a-1(f) promulgated under the Exchange Act, subject to Section 16 of the Exchange Act, or Section 16 officers; and

•	officers of RAIT or any of its subsidiaries designated by the Compensation Committee, or designated officers.

The guideline for each Trustee is to own eligible RAIT securities, which are defined to include Common Shares and preferred shares, with a value equal to or exceeding five times the Trustee’s annual cash retainer then in effect. Each Trustee who is also an officer subject to the guidelines is subject to the stock ownership guidelines for officers. The guideline for each officer subject to the guidelines is to own eligible securities with a value equal to or exceeding the multiple of the annual base salary then in effect for the officer set forth below opposite the category the officer is in:

•CEO	4x salary
•all other Section 16 officers	2x salary
•all designated officers	1x salary

As noted above, Mr. Davidson is our CEO. There are currently four other Section 16 officers. Three of them are identified above in “Non-Trustee Executive Officers” and the fourth was determined by the Board not to be an executive officer of RAIT under the relevant SEC definition. There currently are no designated officers.

The guidelines, which were adopted in March 2011, provide that officers and Trustees who do not meet the stock ownership guidelines have five years to achieve compliance, and must hold 100% of the net shares received from any awards made after the adoption of these stock ownership guidelines, including (a) 100% of net after-tax shares received upon vesting of full value share awards, and (b) 100% of net Common Shares received (in other words, net of exercise price and taxes) upon option exercise. Once achieved, compliance is expected for so long as the individual is subject to the stock ownership guidelines. Upon any increase in the Trustee’s annual retainer, in the case of a Trustee, or a senior officer’s base salary, in the case of such senior officer, the individual will have five years from the date of such increase to achieve compliance based on the increased level of annual retainer or base salary. Any Trustee or senior officer becoming subject to the stock ownership guidelines for the first time after the adoption of the guidelines is expected to achieve compliance within five years. If a Trustee or senior officer achieves his or her guideline at any time during the specified five-year period, then such Trustee or senior officer will be considered to be in compliance as long as he or she continues to own the same number of eligible securities that were sufficient to meet the stock ownership guidelines. Compliance with the stock ownership guidelines is expected, but not mandatory. However, if any senior officer or Trustee does not comply, any subsequent equity-based compensation awarded to such senior officer or Trustee may be structured in a manner that would result in compliance with the stock ownership guidelines.

In April 2017, the CFO, the administrator of the guidelines, determined that all of RAIT’s four current executive officers, Mr. Davidson, Mr. Reyle, Mr. Kopsky and Mr. Riis, and the other Section 16 officer who had become subject to the guidelines in January 2014, February 2015, March 2017, February 2017 and March 2016, respectively, had a five year transition period from the respective date they became subject to the guidelines to do so. The CFO also determined that four of the non-employee Trustees currently serving on the Board met the guidelines. The CFO found that four non-employee Trustees who had joined the Board in October 2012, March 2013, November 2015 and February 2017, respectively, each had a five year transition period from the respective date they joined the Board to do so.

Employment Agreements. The Named Executive Officers all have employment agreements with RAIT. The employment agreements set floor amounts for base salary and, in certain cases, bonus opportunities. In addition, the employment agreements of the Named Executives provide for severance protection in defined circumstances. As described above, Mr. Davidson entered into the SD MOU and SD Employment Agreement as part of his becoming RAIT’s CEO in 2016.  Mr. Reyle entered into the JR Employment Agreement in April 2017.  Mr. Schaeffer entered into the SS MOU, SS Separation Agreement and SS Consulting Agreement to provide for a smooth transition upon his resignation as CEO in connection with the IRT Management Internalization which occurred December 20, 2016.  Mr. Sebra entered into the JS MOU and JS Separation Agreement to provide for a smooth transition upon his resignation as CFO in connection with the IRT Management Internalization which occurred December 20, 2016.  The severance Mr. Schaeffer and Mr. Sebra received upon their respective resignations is described below. See “Executive Compensation—Narrative to Summary Compensation Table and Plan-Based Awards Table—Employment Agreements” and “Executive Compensation—Potential Payments on Termination or Change in Control.”   The committee regularly reviews these employment agreements and severance protections and will periodically seek to make adjustments as circumstances and competitive market practices evolve.

Risk Management and RAIT’s Compensation Policies and Procedures. As part of the Board’s role in risk oversight, the Compensation Committee considers the impact of RAIT’s compensation plans, policies and practices, and the incentives they create, with respect to all employees, including executive officers, on RAIT’s risk profile. Based on this consideration, the Compensation Committee concluded that RAIT’s compensation policies and procedures are not reasonably likely to have a material adverse effect on RAIT. Some of the factors the Compensation Committee considered as mitigating the risks of RAIT’s compensation plans include:

•	The mix of compensation, which tended to be balanced with an emphasis toward rewarding long term performance;
•	The use of multiple performance metrics that are closely aligned with strategic business goals in the annual and long term incentive plans;
•	The use of discretion as a means to adjust compensation to reflect performance or other factors;
•	Multi-year time vesting on equity awards which requires long term commitment on the part of employees;
•	Incentive awards made under the incentive award plan to any participant are capped on an annual basis under the terms of the incentive award plan;
•	In 2015 with the assistance of FPL, the Compensation Committee began identifying peer groups to ensure the compensation programs are consistent with industry practice;

•	RAIT would respond to any executive misconduct in the manner described below under “Potential Impact on Compensation from Executive Misconduct;” and
•

Our stock ownership guidelines encourage close alignment of the interests of our Trustees and senior management with our shareholders. These guidelines are monitored annually by the Compensation Committee.

The Effect of Regulatory Requirements on Our Executive Compensation

IRC Section 162(m). The Compensation Committee periodically reviews the potential implications of IRC Section 162(m). This section generally disallows a publicly-held corporation’s tax deduction for compensation paid to its chief executive officer and the next three highest paid executive officers (excluding the chief financial officer) in excess of $1,000,000 in any year unless the compensation is performance-based within the meaning of Section 162(m). Although the Compensation Committee will consider various alternatives for preserving the tax deductibility of compensation payments, the Compensation Committee reserves the right to award compensation to our executives that may not qualify under Section 162(m) as deductible compensation. We do not expect that the payment of compensation that does not satisfy the requirements of IRC Section 162(m) will have a material adverse federal income tax consequence to us. We expect a substantial portion of the performance based awards described above to qualify as performance-based under Section 162(m). See “2015 Compensation Decisions” above.

IRC Section 409A. Section 409A of the IRC applies to all forms of nonqualified deferred compensation. The Compensation Committee takes Section 409A into account in determining the form and timing of compensation paid to our executives. RAIT intends to operate and administer its compensation arrangements in accordance with Section 409A.

IRC Sections 280G and 4999. IRC Section 280G limits our ability to take a tax deduction for certain “excess parachute payments” (as defined in Section 280G) and IRC Section 4999 imposes excise taxes on each executive that receives “excess parachute payments” paid by RAIT in connection with a change in control. A number of our employment agreements had previously provided for RAIT to pay amounts equal to the sum of any excise taxes payable by the executive officer by reason of the executive officer receiving any excess parachute payments plus the amount necessary to put the executive officer in the same after-tax position as if no excise taxes had been paid. Since 2011, the Compensation Committee has sought to remove these provisions if it was otherwise approving any material amendment of the employment agreements containing these provisions. In 2012, we amended the employment agreement of Mr. Sebra to remove his Section 280G make whole provisions. We entered into a new employment agreement with Mr. Davidson in January 2014 which did not contain these provisions. The Compensation Committee considers the adverse tax liabilities imposed by Sections 280G and 4999, as well as other competitive factors, when it structures compensation payable to our Named Executive Officers in connection with a change of control. The potential adverse tax consequences to RAIT and/or the named executive, however, are not necessarily determinative factors in such decisions.

Accounting Rules. Various rules under generally accepted accounting principles determine the manner in which RAIT accounts for grants of equity-based compensation to our employees in our financial statements. The Compensation Committee takes into consideration the accounting treatment of alternative grant proposals under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718, “Stock Compensation” (formerly, FASB Statement 123R), when determining the form and timing of equity compensation grants to employees, including our Named Executive Officers. The accounting treatment of such grants, however, is not determinative of the type, timing, or amount of any particular grant of equity-based compensation to our employees.

Potential Impact on Compensation from Executive Misconduct. If the Board determines that an executive officer has engaged in fraudulent or intentional misconduct, the Board would take action to remedy the misconduct, prevent its recurrence, and impose such discipline on the officer as would be appropriate. Discipline would vary depending on the facts and circumstances, and may include, without limit, termination of employment, initiating an action for breach of fiduciary duty and, if the misconduct resulted in a significant restatement of RAIT’s financial results, seeking reimbursement of any portion of performance-based or incentive compensation paid or awarded to the executive that is greater than what would have been paid or awarded if calculated based on the restated financial results. These remedies would be in addition to, and not in lieu of, any actions imposed by law enforcement agencies, regulators or other authorities. Under the Dodd-Frank Act, additional guidance may be forthcoming regarding mandatory recoupment of compensation. When, and if, such guidance is available, RAIT intends to adopt additional policies to implement the new requirements.

Awards made under the 2015 annual cash bonus plan and the 2015 long term incentive program for the eligible officers are subject to a clawback policy which will allow RAIT to recover amounts paid to such officer pursuant to such awards to the extent that the Compensation Committee, following an appropriate investigation and consideration of all relevant circumstances, determines that such officer has engaged in fraud or willful misconduct that caused the requirement for a material accounting restatement of RAIT’s financial statements due to material noncompliance with any financial reporting requirement (excluding any restatement due solely to a change in accounting rules).

Internal Pay Equity

In evaluating the internal pay relationship among its executive officers, the Compensation Committee sets the target opportunity for each executive officer under the incentive plans based on their relative respective responsibilities and expected contributions to RAIT’s performance. Generally, the person serving as CEO has had the highest salary and target opportunity amounts, followed by the President at such times as the President is not the CEO, then the CFO and then the General Counsel.  With respect to qualitative or discretionary portions of the executive officer’s compensation, the Compensation Committee evaluates each officer’s performance individually.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis and discussed that analysis with management. Based on its review and discussions with management, the Compensation Committee recommended to RAIT Financial Trust’s (“RAIT”) Board of Trustees that the Compensation Discussion and Analysis be included in RAIT’s annual report on Form 10-K for 2016 and RAIT’s 2017 proxy statement. This report is provided by the following independent Trustees who comprise the committee:

Jon C. Sarkisian, Chairman
Andrew Batinovich
Michael M. Malter

Executive Officer Compensation

The following table provides summary information about compensation expensed or accrued by RAIT during the fiscal year ended December 31, 2016, for the following persons, who we refer to as the Named Executive Officers:

•	Mr. Davidson, our CEO and President;
•	Mr. Schaeffer, our former CEO who resigned December 20, 2016;
•	Mr. Sebra, our former CFO who resigned March 31, 2017; and
•	Mr. Reyle, our General Counsel.

Summary Compensation Table

Name and Principal Position	Year	Base Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	Non-Equity Incentive Plan Compensation (5)	All Other Compensation (6)(7)	Total
Scott L.N. Davidson (Chief Executive Officer)	2016	$650,000	$947,500	$2,106,244	$—	$671,680	$63,950	$4,439,374
	2015	$550,000	$287,500	$1,191,756	$192,000	$839,938	$32,238	$3,093,432
	2014	$500,000	$1,000,000	$331,600	$158,400	$—	$15,767	$2,005,767

Scott F. Schaeffer (Former Chief Executive Officer)	2016	$692,152	$811,000	$1,290,697	$—	$700,883	$472,302	$3,967,034
	2015	$700,000	$150,000	$1,014,749	$192,000	$876,457	$309,966	$3,243,172
	2014	$650,000	$1,075,000	$331,600	$158,400	$—	$105,360	$2,320,360

James J. Sebra (Former Chief Financial Officer)	2016	$385,000	$236,750	$98,524	$—	$204,424	$207,776	$1,132,474
	2015	$375,000	$31,250	$172,030	$48,000	$182,595	$209,150	$1,018,025
	2014	$375,000	$250,000	$82,900	$39,600	$—	$52,747	$800,247

John J. Reyle (General Counsel)	2016	$300,000	$250,000	$35,700	$8,625	$—	$19,946	$614,271
	2015	$200,000	$250,000	$50,610	$20,160	$—	$15,432	$536,202

(1)

Each of the Named Executive Officers contributed a portion of their salary to the RAIT 401(k) plan. These contributions are included in the “Salary” column in the year earned. Mr. Schaeffer's 2016 base salary is net of the portion reimbursed by IRT for the period December 21, 2016 through December 31, 2016.

(2)

For 2016, for each 2016 Eligible Officer represents the qualitative component of their 2016 Target Cash Bonus Award and an Executive Transaction Bonus, and for Mr. Reyle represents his discretionary bonus payment.  For 2015, represents the qualitative component of each eligible officer’s 2015 Target Cash Bonus Award and Mr. Reyle’s discretionary bonus. For 2014, represents annual discretionary bonus payments to each such officer, prior to RAIT’s March 2015 implementation of the new incentive award plan.

(3)

We report all equity awards at their full grant date fair value in accordance with Financial Accounting Standards Board Accounting Standards Codification (ASC) Topic 718. For awards of restricted Common Shares other than PSUs, such value is calculated based on the NYSE market price for Common Shares subject to the award on the grant date for the award. For the portion of the PSUs based on market conditions, the fair value was estimated on the date of grant using a Monte Carlo simulation model. Such valuation consisted of computing the fair value using RAIT’s simulated stock price as well as TSR over the performance period from January 1, 2016 through December 31, 2018. The award is modeled as a contingent claim in that the expected return on the underlying shares is risk-free and the rate of discounting the payoff of the award is also risk-free. For the portion of these PSUs granted in April 2016, this resulted in a grant-date fair value of $1.55, $1.44, and $1.07 per portion of the PSUs for each market condition (i.e., versus peers, versus NAREIT Mortgage Index, and absolute TSR), respectively. Generally, the aggregate grant date fair value represents the amount that RAIT expects to expense in its financial statements over the award’s vesting schedule and does not correspond to the actual value that will be realized by each eligible officer. For additional information, refer to Note 13 – Share-Based Compensation in RAIT’s audited financial statements contained in the Annual Report to Shareholders that accompanies this Proxy Statement and in RAIT’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC, or note 13 to the annual report. For fiscal year 2016, amounts shown include the following grant date fair value amounts for awards made to each of the Named Executive Officers as described above in the “Compensation Discussion and Analysis “ section:

•

Scott L.N. Davidson ($511,286 April 2016 PSUs; $237,500 April 2016 restricted share award; $499,999 May 2016 restricted share award; $857,459 December 2016 restricted share award). Excludes $1,211,028 January 2017 restricted share award, which was authorized by the Compensation Committee and recognized in our financial statements as expense in 2016 but was not granted until January 9, 2017.

•	Scott F. Schaeffer ($538,197 April 2016 PSUs; $250,000 April 2016 restricted share award; $502,500 December 2016 restricted share award)

•	James J. Sebra ($67,274 April 2016 PSUs; $31,250 April 2016 restricted share award)
•	John J. Reyle ($35,700 February 2016 restricted share award)
(4)

This column represents the aggregate grant date fair value of SARs granted to each of the Named Executive Officers in the respective years computed in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation.” The amount of the award was based on a Black-Scholes Option pricing model on the date of grant. See note 13 to the annual report.

(5)

For fiscal year 2016, amounts shown include the following amounts paid as annual incentive compensation to each of the 2016 Eligible Officers pursuant to the each performance metric for the 2016 Target Cash Bonus Awards as described above in the “Compensation Discussion and Analysis” section:

•	Scott L.N. Davidson ($0 CAD, $345,000 property sales; and $326,680 debt reductions)
•	Scott F. Schaeffer ($0 CAD; $360,000 property sales; and $340,883 debt reductions)
•	James J. Sebra ($0 CAD; $105,000 property sales; and $99,424 debt reductions)

(6)	The following table describes the components of the amounts set forth in the “All Other Compensation” column in the Summary Compensation Table.

Name and Principal Position	Year	Company Contributions to Retirement and 401(k) Plans (a)	Dividend Equivalents on Phantom Units and Dividends on Restricted Stock (b)	Perquisites (c)	Compensation from IRT (d)	Total
Scott L.N. Davidson (Chief Executive Officer)	2016	$10,600	$53,350	$—	$—	$63,950
	2015	$10,600	$21,638	$—	$—	$32,238
	2014	$10,400	$5,367	$—	$—	$15,767

Scott F. Schaeffer (Former Chief Executive Officer)	2016	$10,252	$95,586	$18,144	$348,320	$472,302
	2015	$10,600	$55,837	$12,729	$230,800	$309,966
	2014	$10,400	$19,600	$—	$75,360	$105,360

James J. Sebra (Former Chief Financial Officer)	2016	$10,600	$23,016	$—	$174,160	$207,776
	2015	$10,600	$13,910	$—	$184,640	$209,150
	2014	$10,400	$4,667	$—	$37,680	$52,747

John J. Reyle (General Counsel)	2016	$10,600	$9,346	$—	$—	$19,946
	2015	$10,600	$4,832	$—	$—	$15,432

(a)

This column reports the total amount of matching contributions to the named executive’s RAIT 401(k) plan account, up to the limitations imposed under IRS rules. Under the RAIT 401(k) plan, RAIT provides a cash match of 4% of the employee contributions and may provide an additional cash match of 2% of eligible compensation as discretionary cash profit sharing payments. Any matching contribution made by RAIT pursuant to the RAIT 401(k) plan vests immediately. Under the RAIT 401(k) plan during 2016, RAIT matched 4% of employee’s eligible compensation, but did not provide a 2% discretionary profit sharing match. See “Compensation Discussion and Analysis—The Elements of Our Compensation—Other Compensation—401(k) Plans”

(b)

Dividend equivalents on phantom units are the right to receive an amount equal to the value of dividends paid on the Common Shares, as if the grant under the incentive award plan were Common Shares at the time of the dividend. Dividends are paid on restricted stock awards in the same manner as on our other outstanding Common Shares. However, dividend equivalents paid on unvested phantom units and dividends declared on unvested restricted share awards remained subject to forfeiture and are held in restricted accounts and not paid to the recipient, or included in this column, until vesting, whereupon they are paid in a lump sum. This column reports the total amount of dividend equivalents and dividends paid to the Named Executive Officers on their grants under the incentive award plan.

(c)	Includes auto allowances and club membership dues.
(d)	Includes the following compensation received by the Named Executive Officers from IRT.

Name and Principal Position	Year	IRT Stock Awards (1)	IRT Option Awards (2)	Total
Scott L.N. Davidson (CEO)	2016	$—	$—	$—
	2015	$—	$—	$—
	2014	$—	$—	$—

Scott F. Schaeffer (Former CEO)	2016	$348,320	$—	$348,320
	2015	$187,000	$43,800	$230,800
	2014	$65,600	$9,760	$75,360

James J. Sebra (Former CFO)	2016	$174,160	$—	$174,160
	2015	$149,600	$35,040	$184,640
	2014	$32,800	$4,880	$37,680

John J. Reyle (General Counsel)	2016	$—	$—	$—
	2015	$—	$—	$—

(1)

This column represents the aggregate grant date fair value of IRT restricted common stock awards granted to each of the Named Executive Officers in the respective years computed in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation.” The amount of the award was based on the closing price on the NYSE MKT of a share of IRT common stock on the date of grant. See Note 8: Equity Compensation Plans in Item 8. Financial Statements and Supplementary Data of IRT’s annual report on Form 10-K for its fiscal year ended December 31, 2016 filed with the SEC, or note 8 to the IRT annual report.

(2)

This column represents the aggregate grant date fair value of IRT SARs granted to each of the Named Executive Officers in the respective years computed in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation.” The amount of the award was based on a Black-Scholes Option pricing model on the date of grant. See note 8 to the IRT annual report.

Grants of Plan-Based Awards in 2016

The following table provides information about equity awards granted to the Named Executive Officers in 2016.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards ($) (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (#) (2)			All other stock awards: Number of shares of stock or units (#)(3)	All other option awards: Number of securities underlying options (#)(4)	Exercise or base price option awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($)(5)
		Threshold	Target	Maximum	Threshold	Target	Maximum
Scott L. N. Davidson	4/22/16	402,500	805,000	1,207,500
	4/22/16				124,129	248,257	372,386
	4/22/16							82,752			237,500
	5/23/16							161,290			499,999
	12/23/16							255,958			857,459
Scott F. Schaeffer	4/22/16	420,000	840,000	1,260,000
	4/22/16				130,662	261,324	391,986
	4/22/16							87,108			250,000
	12/23/16							150,000			502,500
James J. Sebra	4/22/16	122,500	245,000	367,500
	4/22/16				16,333	32,665	48,998
	4/22/16							10,888			31,250
John J. Reyle	2/14/16								37,500	2.38	8,625
	2/14/16							15,000			35,700

(1)

These columns represent the potential value of the payout for each eligible officer if the threshold, target or maximum goals are satisfied under the quantitative bonus components of the 2016 annual cash bonus plan, as described above in the “Compensation Discussion and Analysis” section. The amounts actually earned by each eligible officer with respect to 2016 performance under the 2016 annual cash bonus plan are reported in the Bonus (for the qualitative component) and Non-Equity Incentive Plan Compensation (for the quantitative component) columns in the 2016 Summary Compensation Table above.

(2)

These columns represent the potential number of Common Shares earned by each eligible officer if the threshold, target, or maximum goals are satisfied with respect to the April 2016 PSUs. The actual number of Common Shares issued pursuant to these April 2016 PSUs will be determined as of December 31, 2018 based on RAIT’s relative TSR performance over the 2016-2018 performance period, and will vest 50% at such time, with the remaining 50% of such shares vesting on April 22, 2019, all as described above in the “Compensation Discussion and Analysis” section.

(3)

This column shows the number of restricted Common Share awards granted in 2016 to the Named Executive Officers. The February 2016 restricted share awards to Mr. Reyle vest in three equal annual installments on the anniversary of the grant date (subject to earlier termination if the named executive’s employment ends). The April 2016 restricted share awards to the 2016 Eligible Officers vest in four equal annual installments on the anniversary of the grant date (subject to earlier termination if the 2016 Eligible Officer’s employment ends).  The May 2016 restricted share awards to Mr. Davidson vest 25% at the date of grant and 25% on the first three anniversaries of the grant date.  The December 2016 restricted share awards to Mr. Davidson vest 50% on December 20, 2018 and 50% on December 20, 2019.  The December 2016 restricted share awards to Mr. Schaeffer vest 50% on June 23, 2017 and 50% on December 23, 2017.

(4)

This column shows the number of SARs granted in 2016 to the Named Executive Officers. Each SAR represents the right to receive the excess of the fair market value (as determined under the incentive award plan) of a Common Share on the date of exercise over the fair market value of a Common Share on the grant date. These SARs vest in three equal annual installments on the anniversary of the grant date and have a five year term (subject to earlier termination if the named executive’s employment ends). These SARs initially provided that they could be settled in cash or Common Shares, in the discretion of the Compensation Committee. In 2016, the Compensation Committee determined that any exercise of these SARs would be settled in Common Shares to the extent Common Shares are available under the incentive award plan.

(5)

This column shows the full grant date fair value of restricted Common Share awards or SARs under FASB ASC Topic 718 granted to the Named Executive Officers in 2016. Generally, the full grant date fair value is the amount that RAIT would expense in its financial statements over the award’s vesting schedule. These amounts reflect our accounting expense, and do not correspond to the actual value that will be recognized by the Named Executive Officers. The full grant date fair value of the restricted Common Shares was the closing price of RAIT’s Common Shares on the grant date multiplied by the number of restricted Common Shares awards. The full grant date fair value of the SARs is based on a Black-Scholes Option pricing model on the date of grant.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table in 2016

We provide additional disclosure below of factors relating to the Summary Compensation Table and Grants of Plan-Based Awards in 2016, including descriptions of the employment agreements of the Named Executive Officers.

Employment Agreements

RAIT has entered into employment agreements with Messrs. Davidson, Schaeffer, Sebra and Reyle.  RAIT also entered into the SD MOU with Mr. Davidson, the SS MOU, SS Separation Agreement and the SS Consulting Agreement with Mr. Schaeffer and the JS MOU and JS Separation Agreement with Mr. Sebra.  Because Mr. Schaeffer resigned from RAIT on December 20, 2016 before RAIT’s 2016 fiscal year end, the terms of his employment agreement are not described.  Because Mr. Sebra resigned from RAIT on March 31, 2017 after RAIT’s 2016 fiscal year end, the terms of his employment agreement are described below.  The post-termination and severance provisions of these agreements are discussed in “Potential Payments on Termination or Change-In-Control” below.

Scott L.N. Davidson

In connection with planning for the IRT Management Internalization which contemplated Mr. Davidson succeeding Mr. Schaeffer as CEO, the Compensation Committee entered into the SD MOU with Mr. Davidson which became effective upon the completion of the IRT Management Internalization on December 20, 2016.  The SD MOU provided that when the IRT Management Internalization was completed, Mr. Davidson would be elevated to CEO and elected to the Board.  The SD MOU provided that, as CEO, Mr. Davidson would receive an annual base salary of $850,000 and would enter into a new employment agreement with RAIT with terms substantially similar to Mr. Schaeffer’s employment agreement and consistent with Mr. Davidson’s employment agreement then in effect.  RAIT and Mr. Davidson entered into the new SD Employment Agreement on November 1, 2016 and it became effective on December 20, 2016.  The terms of the SD Employment Agreement are described below.  The SD MOU contemplated that Mr. Davidson would receive a new aggregate Share Award (as defined in the 2012 IAP) (the “SD MOU Award”) under the 2012 IAP of 600,000 Common Shares which could be granted in separate awards.  The SD MOU provided that 50% of the SD MOU Award would vest on December 20, 2018, regardless of the date granted, and the remaining 50% of the SD MOU Award would vest on December 20, 2019, regardless of the date granted.  The Compensation Committee approved an SD MOU Award of 255,958 Common Shares on December 23, 2016 and the remaining SD MOU Award of 344,042 Common Shares on January 9, 2017.  The SD MOU provided that RAIT would pay Mr. Davidson by February 1, 2017 a one-time cash payment in the amount of $1,350,000 (the “SD MOU Bonus”).  The Compensation Committee approved making the SD MOU Bonus payment to Mr. Davidson in January 2017 with the intent of incentivizing his performance in 2017.  The SD MOU provided that the Board expected that Executive’s discretionary performance compensation for 2016 would be paid at the maximum target level.   As described above, the discretionary portion of Mr. Davidson’s 2016 Target Cash Award was paid at the maximum level.   The SD MOU provided that RAIT’s cash available for distribution (“CAD”) goals for 2017, as established by the Compensation Committee, would be adjusted for the purpose of determining Mr. Davidson’s 2017 performance compensation to account for payments made to Mr. Schaeffer and Mr. Sebra as part of the terms of their separation from RAIT as a result of the IRT Management Internalization.  See the description of the 2017 Target Cash Awards for a description of the adjustments made to CAD for the purposes of those awards.

The SD Employment Agreement became effective December 20, 2016 and has successive three year terms unless either party provides the other party with notice of non-renewal prior to 90 days before the expiration of the then-current term. It provides that Mr. Davidson would serve as CEO and continue to serve as President of RAIT (the “President”), subject to the Board’s right to elect a different person to serve as President, and that Mr. Davidson would perform all duties incident to such positions reasonably assigned to him by the Board.  The SD Employment Agreement specifies that the appointment by the Board of a different person to serve as President would not constitute “Good Reason” for Mr. Davidson to terminate the SD Employment Agreement so long as Mr. Davidson continued to have his duties assigned to him by the Board and all of RAIT’s executive officers have their duties assigned to them by Mr. Davidson, except as may be required by law.  The SD Employment Agreement provides that RAIT will nominate Mr. Davidson for election to the Board at any meeting of the shareholders of

RAIT where the election of the members of the Board is included in the purposes of such meeting and that he shall serve as a member of the Board, subject to his election to the Board by the shareholders, during his employment term.

The agreement provides for a base salary for Mr. Davidson of $850,000 and provides that his base compensation must be reviewed annually for appropriate increases but may not be decreased. Mr. Davidson is also eligible for bonuses as determined by the Compensation Committee. Mr. Davidson is entitled to participate in all employee retirement and welfare benefit plans and programs or executive perquisites made available to the our senior level executives as a group or to its employees generally and to participate in any short-term and long-term incentive programs (including the incentive award plan) established for our senior level executives generally, at levels commensurate with the benefits provided to other senior executives and with adjustments appropriate for his position. Mr. Davidson is subject to non-competition, non-solicitation, intellectual property and confidentiality restrictions under the agreement. Mr. Davidson’s base salary, bonuses awarded and equity and other compensation are described above in “2016 Compensation Decisions” and “2017 Compensation Decisions” which also reference compensation paid under the SD MOU described above.

Scott F. Schaeffer

As noted above, Mr. Schaeffer resigned from RAIT effective December 20, 2016 and the terms of his severance, as set forth in the SS MOU, SS Separation Agreement and the SS Consulting Agreement, are described below. See “Potential Payments on Termination or Change-In-Control” below.

James J. Sebra

As noted above, Mr. Sebra resigned from RAIT effective March 31, 2017 and the terms of his severance, as set forth in the JS MOU and JS Separation Agreement, are described below. See “Potential Payments on Termination or Change-In-Control” below.

Mr. Sebra’s employment agreement with RAIT terminated as of March 31, 2017 upon his resignation subject to non-competition, non-solicitation, intellectual property and confidentiality restrictions that survived that termination.  Mr. Sebra’s employment agreement with RAIT had a term of successive one year periods unless either party provided the other party with notice of non-renewal prior to three months before the expiration of the term. It provided that Mr. Sebra would serve as CFO and Treasurer of RAIT. The agreement provided for Mr. Sebra’s base salary and provided that his base compensation must be reviewed annually for appropriate increases but may not be decreased. The employment agreement provided that Mr. Sebra may be eligible for an annual bonus which will be awarded by the Compensation Committee in its discretion. The employment agreement further provided that Mr. Sebra is eligible to participate in any of RAIT’s incentive programs, including any equity compensation plan, and eligible to receive the same benefits to the same extent as other senior executives of RAIT, and such other benefits as are commensurate with his position. Participation in employee benefit plans would be subject to the terms of those benefit plans as in effect from time to time. Mr. Sebra is subject to non-competition, non-solicitation, intellectual property and confidentiality restrictions under the agreement. Mr. Sebra’s base salary, bonuses awarded and equity and other compensation are described above in “2016 Compensation Decisions.”

John J. Reyle

Mr. Reyle’s employment agreement with RAIT (the “JR Employment Agreement”) provides for an employment term that continues for an initial period of three years and for two successive one year periods thereafter for a maximum term of five years, unless either party provides the other party with notice of non-renewal prior to three months before the expiration of the term. It provides that Mr. Reyle will serve as RAIT’s General Counsel. The JR Employment Agreement provides for an initial base salary of $300,000 for Mr. Reyle and provides that his base compensation must be reviewed annually for appropriate increases but may not be decreased. The JR Employment Agreement provides that Mr. Reyle may be eligible for an annual bonus which will be awarded by the Compensation Committee in its discretion or under the terms of any annual incentive plan of RAIT maintained for other senior level executives. The JR Employment agreement further provides that Mr. Reyle is eligible to participate in any of RAIT’s incentive programs, including any equity compensation plan, and eligible to receive the same benefits to the same extent as other senior level executives of RAIT, and such other benefits as are commensurate with his position. Participation in employee benefit plans will be subject to the terms of those benefit plans as in effect from time to time. Mr. Reyle is subject to non-competition, non-solicitation, intellectual property and confidentiality restrictions under the agreement. The non-competition provisions do not apply at the expiration of the maximum employment term of five years or in the event RAIT elects not to renew the agreement.  Mr. Reyle’s base salary, bonuses awarded and equity and other compensation are described above in “2016 Compensation Decisions” and “2017 Compensation Decisions.”

2016 Target Date Bonus Awards

The terms of both the quantitative and qualitative components of the bonus arrangements for the 2016 Eligible Officers under the 2016 Annual Incentive Plan are described above in the “Compensation Discussion and Analysis” section.

Terms of Awards made to the Named Executive Officers under the Incentive Award Plan

The terms of the awards made to the Named Executive Officers under the incentive award plan, including the PSUs and restricted share awards, during 2016 pursuant to the performance-based component of stock awards under the incentive award plans are detailed above in the “Compensation Discussion and Analysis” section.

Outstanding Equity Awards at 2016 Fiscal Year-End

The following table provides information on the holdings of outstanding equity awards by the Named Executive Officers at December 31, 2016. These awards are comprised of SARs, restricted Common Share awards, and PSUs. Each award is shown separately for each named executive.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards, Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Scott L.N. Davidson	25,000	(1)	-		5.68	1/23/2017
	86,250	(1)	-		6.89	1/28/2018
	80,000		40,000	(2)	8.29	1/28/2019
	66,666		133,334	(3)	7.23	2/10/2020
							13,334	(5)	44,802
							40,000	(6)	134,400
							25,965	(7)	87,242
							82,752	(8)	278,047
							120,968	(9)	406,452
										155,794	(11)	523,468
										372,386	(12)	1,251,217
Scott F. Schaeffer	200,000	(1)	-		5.68	1/23/2017
	320,000	(1)	-		6.89	1/28/2018
	80,000		40,000	(2)	8.29	1/28/2019
	66,666		133,334	(3)	7.23	2/10/2020
										163,994	(11)	551,020
										391,986	(12)	1,317,073
James J. Sebra	225,000	(1)	-		5.68	1/23/2017
	75,000	(1)	-		6.89	1/28/2018
	20,000		10,000	(2)	8.29	1/28/2019
	16,666		33,334	(3)	7.23	2/10/2020
										20,499	(11)	68,877
										48,998	(12)	164,633
John J. Reyle	7,500	(1)	-		5.68	1/23/2017
	22,500	(1)	-		6.89	1/28/2018
	14,000		7,000	(2)	8.29	1/28/2019
	7,000		14,000	(3)	7.23	2/10/2020
	-		37,500	(4)	2.38	2/22/2021
							2,334	(5)	7,842
							4,667	(6)	15,681
							15,000	(10)	50,400

(1)	These SARs are fully vested
(2)	These SARs vest on January 29, 2017.
(3)	These SARs vest in two equal annual installments on February 10, 2017 and February 10, 2018.
(4)	These SARS vest in three equal annual installments on February 22, 2017, February 22, 2018, and February 22, 2019.
(5)	These restricted Common Share awards vest on January 29, 2017.
(6)	These restricted Common Share awards vest in two equal annual installments on February 10, 2017 and 2018.

(7)	These restricted Common Share awards vest in three equal annual installments on March 31, 2017, 2018, and 2019.
(8)	These restricted Common Share awards vest in four equal annual installments on April 22, 2017, 2018, 2019, and 2020.
(9)	These restricted Common Share awards vest in three equal annual installments on May 23, 2017, 2018, and 2019.
(10)	These restricted Common Share awards vest in three equal annual installments on February 22, 2017, 2018, and 2019
(11)

These performance share unit awards are earned over a three year performance period ending December 31, 2017, with 50% of the awards vesting at the end of that three year period and the remaining 50% vesting over an additional one year time vesting period. The unvested number of awards assumes performance at the maximum level. The actual number of units earned based on actual performance ranges from 0% to 150% of target.

(12)

These performance share unit awards are earned over a three year performance period ending December 31, 2018, with 50% of the awards vesting at the end of that three year period and the remaining 50% vesting over an additional one year time vesting period. The unvested number of awards assumes performance at the maximum level. The actual number of units earned based on actual performance ranges from 0% to 150% of target.

Option Exercises and Stock Vested in Fiscal 2016

The following table provides information on the number of shares acquired by the Named Executive Officers upon the vesting of restricted Common Share awards and the value realized at that time before payment of any applicable withholding taxes and brokerage commission in 2016.  No SARs were exercised by the Named Executive Officers in 2016.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Scott L.N. Davidson	347,852	1,107,902
Scott F. Schaeffer	365,218	1,172,640
James J. Sebra	40,444	121,951
John J. Reyle	7,166	16,992

(1)	The “Value Realized on Vesting” is determined by multiplying the closing price of a Common Share on the NYSE on the vesting date by the number of Common Shares that vested.

Potential Payments on Termination or Change-In-Control

As noted under “Executive Compensation—Narrative to Summary Compensation Table—Employment Agreements,” we have entered into employment agreements with our Named Executive Officers. These agreements provide for payments and other benefits if a named executive’s employment with us is terminated under circumstances specified in his respective agreement. A named executive’s rights upon the termination of his employment will depend upon the circumstances of the termination. The tables below summarize these rights and the amount of any payments and benefits due under the circumstances specified for the named executive indicated.

Scott L.N. Davidson

Under the SD Employment Agreement, if Mr. Davidson’s employment ends for any reason, RAIT will pay accrued salary, bonuses and incentive payments already awarded but not paid (including any pro rata bonus awarded for the year of termination), and other existing obligations. If his employment is terminated without “cause” or he resigns for “good reason” during the term of the SD Employment Agreement, or if RAIT sends a timely notice of non-renewal of the SD Employment Agreement, or if he is terminated after a change of control without cause or resigns for good reason, and he executes and does not revoke a mutual release, he will receive: (i) a lump sum cash severance payment equal to 2.25 times the sum of his base salary as in effect immediately prior to termination of his employment and average annual cash bonus (excluding the SD MOU Bonus) for the three year period immediately prior to his termination of employment, (ii) a pro rata portion of his target bonus for the fiscal year of his termination (if there is no target bonus opportunity for the fiscal year, the target bonus for this purpose will be equal to a pro rata portion of the average annual cash bonus (excluding the SD MOU Bonus) Mr. Davidson received for the three year period immediately prior to his termination of employment), (iii) continued medical coverage for 18 months for himself and his spouse and dependents as if he had continued in employment with RAIT, and (iv) all other amounts earned, accrued and owing but not yet paid to him. If he does not provide a release, Mr. Davidson is entitled to receive only the amount due to him under the RAIT’s then current severance pay plan for employees, if any. RAIT does not currently have a severance plan applicable to its executive officers. No other payments or benefits are due to Mr. Davidson under the agreement, although he is entitled to any benefits accrued and earned in accordance with the terms of any applicable benefit plans and programs of RAIT.

If Mr. Davidson voluntarily terminates his employment other than for good reason, no further payments shall be due him, except that he shall be entitled to any benefits accrued and due in accordance with the terms of any applicable benefit plans and programs of RAIT. RAIT may terminate Mr. Davidson’s employment if Mr. Davidson has been unable to perform the material duties of his employment and has been formally determined to be eligible for disability benefits under RAIT’s long-term disability plan. If his employment is terminated on account of his death or disability, he will receive all amounts earned and accrued as of such date and a pro rated target bonus (calculated as set forth above) for the fiscal year of his death or disability. RAIT may terminate Mr. Davidson’s employment at any time for cause, in which event all payments to him cease, except for base salary to the extent already accrued, and for benefits accrued and earned before his termination in accordance with the terms of any of RAIT’s applicable benefit plans and programs.

Under the SD Employment Agreement, Mr. Davidson is responsible for all taxes due with respect to any amount payable to or other benefit receivable by him thereunder, including, without limitation, any excise tax imposed by IRC Section 4999. However, the SD Employment Agreement provides that any amount or benefit deemed to be a parachute payment (as defined in IRC Section 280G) alone or when added to any other amount payable or paid to or other benefit receivable or received by Mr. Davidson which is deemed to constitute a parachute payment, and would result in the imposition on Mr. Davidson of an excise tax under IRC Section 4999, shall be reduced to the extent necessary so that no portion thereof shall be subject to the excise tax imposed by IRC Section 4999, but only if, by reason of such reduction, the net after-tax benefit received by Mr. Davidson exceeds the net after-tax benefit received by Mr. Davidson if no such reduction was made.

“Cause” is defined in The SD Employment Agreement as any of the following grounds for termination of Mr. Davidson’s employment: (a) Mr. Davidson shall have been convicted of a felony; (b) Mr. Davidson shall have been convicted of fraud, misappropriation or embezzlement, (c) Mr. Davidson intentionally and continually fails substantially to perform his reasonably assigned material duties to RAIT (other than a failure resulting from Mr. Davidson’s incapacity due to physical or mental illness), which failure has been materially and demonstrably detrimental to RAIT and has continued for a period of at least 30 days after a written notice of demand for substantial performance, signed by a duly authorized officer of RAIT, has been delivered to Mr. Davidson specifying the manner in which Mr. Davidson has failed substantially to perform; or (d) Mr. Davidson breaches the non-competition, non-solicitation, intellectual property and confidentiality restrictive covenants of the SD Employment Agreement.

 “Good Reason” is defined in The SD Employment Agreement as: (a) a reduction in Mr. Davidson’s annual rate of base salary; (b) a failure of RAIT to pay his base salary; (c) a significant adverse alteration in the nature or status of Mr. Davidson’s responsibilities (the non-election of Mr. Davidson to the Board, the removal of Mr. Davidson from the position of CEO or President or requiring Mr. Davidson to report to any employee of RAIT, including an executive chairman, shall be deemed to be a significant adverse alteration in the nature or status of Mr. Davidson’s responsibilities); provided, however, that the appointment by the Board of a different person to serve as President shall not be deemed to be such an alteration so long as (i) Mr. Davidson continues to have his duties assigned to him by the Board and (ii), except as may be required by law, all executive officers of RAIT shall have their duties assigned to them by Mr. Davidson; or (d) any other material breach by RAIT of the SD Employment Agreement.

“Change of Control” means the occurrence of any of the following: (a) the acquisition of the beneficial ownership, as defined under the Exchange Act, of 25% or more of RAIT’s voting securities or all or substantially all of the assets of RAIT by a single person or entity or group of affiliated persons or entities other than by a related entity (described below); provided, however, that, if such acquisition is approved by the Board and, if after such acquisition, at least two-thirds of the trustees comprising the Board immediately prior to such acquisition continue to serve in such capacity and RAIT’s CEO immediately prior to such acquisition continues as the CEO after such acquisition, no Change of Control shall be deemed to have occurred; or (b) the merger, consolidation or combination of RAIT with an unaffiliated entity, other than a related entity in which the trustees of RAIT immediately prior to such merger, consolidation or combination constitute less than a majority of the Board of Trustees of the surviving, new or combined entity unless one-half of the Board of Trustees of the surviving, new or combined entity, were trustees of RAIT immediately prior to such transaction and RAIT’s chief executive officer immediately prior to such transaction continues as the chief executive officer of the surviving, new or combined entity; or (c) during any period of two consecutive calendar years, individuals who at the beginning of such period constituted the Board cease for any reason to constitute at least two-thirds thereof, unless the election or nomination for the election by RAIT’s shareholders of each new trustee was approved by a vote of at least two-thirds of the trustees then still in office who were trustees at the beginning of the period; or (d) the transfer of all or substantially all of RAIT’s assets or all or substantially all of the assets of its primary subsidiaries to an unaffiliated entity, other than to a related entity. A related entity means an entity that is an “affiliate” of Mr. Davidson, or any member of Mr. Davidson’s immediate family, as determined in accordance with Rule 12b-2 of the Exchange Act. If a Change of Control occurs and Mr. Davidson’s employment is terminated without cause or Mr. Davidson may terminates his employment for good reason and receive the compensation below.

The SD Employment Agreement provides that during Mr. Davidson’s employment term and for eight months thereafter with respect to clause (a) below and 12 months thereafter with respect to clauses (b) and (c) below, without regard to its termination for any reason which does not constitute a breach of the SD Employment Agreement by RAIT or a resignation for good reason by Mr. Davidson,  he will not: (a) directly or indirectly, own, manage, operate, finance, join, control or participate in the ownership, management, operation, financing or control of, or be connected as an officer, director, employee, partner, principal, agent, representative, consultant or otherwise with, or use or permit Mr. Davidson’s name to be used in connection with any competing business within any state in which RAIT currently engages in any substantial business activity or any state in which RAIT engaged in any substantial business activity during the thirty-six (36) month period preceding the date Mr. Davidson’s employment terminates; provided, however, that notwithstanding the foregoing, this provision shall not be construed to prohibit the passive ownership by Mr. Davidson of not more than five percent (5%) of the capital stock of any corporation which is engaged in any competing business having a class of securities registered pursuant to the Exchange Act; or  (b) solicit or divert to any competing business any individual or entity which is an active or prospective customer of RAIT or was such an active or prospective customer at any time during the preceding twelve (12) months; or (c) employ, attempt to employ, solicit or assist any competing business in employing any employee of RAIT whether as an employee or consultant. The agreement also contains restrictions regarding RAIT’s intellectual property and a requirement to maintain the confidentiality of RAIT’s confidential information.

 The table below summarizes these rights and the amount of any payments and benefits due under the indicated circumstances for Mr. Davidson assuming the circumstances occurred as of December 31, 2016:

	Resignation without Good Reason (1)	Termination with Cause (1)	Termination without Cause (1)(2)	Resignation for Good Reason (1)(2)	Disability (1)(3)	Death (1)(3)
Bonus for Prior Periods (4)	$1,619,180	$1,619,180	$1,619,180	$1,619,180	$1,619,180	$1,619,180
Severance Payment (5)	$—	$—	$4,272,464	$4,272,464	$—	$—
Medical Coverage (6)	$—	$—	$31,824	$31,824	$—	$—
Total	$1,619,180	$1,619,180	$5,923,468	$5,923,468	$1,619,180	$1,619,180

(1)

We have assumed no unpaid salary at December 31, 2016. In any instance of his employment being terminated, Mr. Davidson would be entitled to any base salary that was accrued and unpaid as of the date of his termination.

(2)

Assumes that Mr. Davidson executes and does not revoke a written mutual release in a form acceptable to RAIT, of any and all claims against RAIT or Mr. Davidson relating to matters arising out of his employment by RAIT. Without this release, Mr. Davidson would only be entitled to amounts due under RAIT’s severance pay plan, if any. As of December 31, 2016, RAIT did not have a severance pay plan applicable to any executive officer. These same provisions apply if termination occurs in these circumstances upon or after a change in control of RAIT.  Mr. Davidson’s resignation within six months of a change in control (as defined in Mr. Davidson’s employment agreement) of RAIT is deemed to be a resignation for “good reason” as defined in his employment agreement.

(3)

For purposes of this table, we have assumed that the three year period immediately prior to a termination of employment at December 31, 2016 related to the years 2014, 2015 and 2016 and that Mr. Davidson received the bonuses earned for such period prior to termination. Mr. Davidson would be entitled to his target annual cash bonus, or, in the absence of a target bonus opportunity for the fiscal year, a pro rata portion of the average annual cash bonus Mr. Davidson received for the three year period immediately prior to his termination of employment. For purposes of this table, the termination date is assumed to be the last day of the year, so the pro-ration is 100%.

(4)	Equal to 2.25 times the sum of (i) his base salary at the date of termination and (ii) his average annual cash bonus for the three year period immediately prior to the termination of his employment.
(5)	Mr. Davidson would be entitled to continuation of his medical coverage for a period of 18 months following the date of termination.

Additionally, Mr. Davidson may vest in certain ancillary benefits provided to all employees if he is terminated, including but not limited to any unvested portion of our matching contributions to his 401(k) account.

Scott F. Schaeffer

RAIT and Mr. Schaeffer entered into the SS MOU on September 26, 2016 and the SS Separation Agreement and the SS Consulting Agreement on December 14, 2016 which set forth the term of Mr. Schaeffer’s severance compensation in preparation for his resignation as RAIT’s CEO and a Trustee which occurred on December 20, 2016 upon the completion of the IRT Management Internalization.  Pursuant to the SS MOU and the SS Separation Agreement, Mr. Schaeffer received the following severance compensation on or after December 20, 2016:

•	A cash payment of $500,000 which was authorized by the Compensation Committee on January 9, 2017 and paid in January 2017.

•

A Share Award (the “SS Share Award”) under the 2012 IAP  of 150,000 Common Shares which had no performance conditions but had restrictions on transfer which are removed from half of the Common Shares six months after the date of grant and from the remaining half one year after the date of grant.  The Compensation Committee authorized the SS Share Award and the SS Share Award was made on December 23, 2016 and had a grant date fair value of $502,500.

•

Effective December 20, 2016, all equity awards (other than Mr. Schaeffer’s 2015 PSUs and 2016 PSUs) previously granted to Mr. Schaeffer and the SS Share Award, had all service conditions removed but had restrictions on transfer until they vested in accordance with their original vesting schedule, including whether or not Mr. Schaeffer’s service as a consultant to RAIT has ceased on or before the applicable vesting date. In addition: (i) Mr. Schaeffer remained entitled to accrued dividends and dividend equivalents on all such equity awards, (ii) options and share appreciation rights (“ SARs ”) held by Mr. Schaeffer could be exercised after vesting through the expiration of the original term of such options and SARs and (iii) the 2015 PSUs and 2016 PSUs would continue to time vest while remaining subject to the achievement of the relevant performance metrics, in each case as if Mr. Schaeffer remained employed by RAIT throughout the term. Any performance target for the 2015 PSUs determined based on a subjective evaluation of Mr. Schaeffer’s performance by the Compensation Committee would, for purposes of such 2015 PSUs, be computed such that the percentile achievement for such subjective target shall equal the weighted average of the percentiles achieved for the objectively evaluated targets applicable to such 2015 PSUs. On December 20, 2017, after the changes to these equity awards, RAIT calculated the fair value of these equity awards (not including the SS Share Award) to be $559,051.

•	Mr. Schaeffer received the 2016 Target Cash Award and his Executive Transaction Bonus as described above.

In addition, as contemplated by the SS MOU and the SS Separation Agreement, upon his resignation, Mr. Schaeffer entered into the SS Consulting Agreement with RAIT.  The SS Consulting Agreement provides that Mr. Schaeffer will provide advisory and consulting services to RAIT and its subsidiaries as are reasonably requested for a one-year period beginning on December 20, 2016. In respect of such services, Mr. Schaeffer will be paid a fixed sum of $375,000 for the one year term, and will be reimbursed for all reasonable out-of-pocket expenses in accordance with RAIT’s reimbursement policies. Mr. Schaeffer will continue to be bound by the intellectual property, development and confidentiality terms of his employment agreement with RAIT during and after the consulting term.

Mr. Schaeffer will continue to be bound by the provisions relating to non-competition, non-solicitation, intellectual property, developments and confidentiality of his employment agreement with RAIT for the periods stated therein, except that RAIT will waive certain restrictions relating to non-competition and non-solicitation, solely with respect to Mr. Schaeffer’s employment with IRT. Mr. Schaeffer also signed a general release of RAIT.

James J. Sebra

RAIT and Mr. Sebra entered into the JS MOU on September 26, 2016 and the JS Separation Agreement on December 14, 2016 which set forth the term of Mr. Sebra’s severance compensation in preparation for his resignation as RAIT’s CFO.  The JS MOU and JS Separation Agreement provided that Mr. Sebra would remain CFO of RAIT until the later to occur of March 31, 2017, or the filing of RAIT’s Annual Report on Form 10-K for the fiscal year ending December 31, 2016 with the SEC.  Mr. Sebra resigned as RAIT’s CFO and Treasurer on March 31, 2017 and Mr. Kopsky succeeded him in those positions on that date.  Pursuant to the JS MOU and the JS Separation Agreement, Mr. Sebra received the following severance compensation:

•	Mr. Sebra will receive a fixed cash bonus of $110,293 equal to 25% of his total 2016 cash bonus to be paid no later than June 1, 2017.

•

Effective December 20, 2016, all equity awards (other than Mr. Sebra’s 2015 PSUs and 2016 PSUs) previously granted to Mr. Sebra had all service conditions removed but had restrictions on transfer until they vested in accordance with their original vesting schedule. In addition: (i) Mr. Sebra remained entitled to accrued dividends and dividend equivalents on all such equity awards, (ii) options and share appreciation rights (“ SARs ”) held by Mr. Sebra could be exercised after vesting through the expiration of the original term of such options and SARs and (iii) the 2015 PSUs and 2016 PSUs would continue to time vest while remaining subject to the achievement of the relevant performance metrics, in each case as if Mr. Sebra remained employed by RAIT throughout the term. Any performance target for the 2015 PSUs determined based on a subjective evaluation of Mr. Sebra’s performance by the Compensation Committee would, for purposes of such 2015 PSUs, be computed such that the percentile achievement for such subjective target shall equal the weighted average of the percentiles achieved for the objectively evaluated targets applicable to such 2015 PSUs. On December 20, 2017, after the changes to these equity awards, RAIT calculated the fair value of these equity awards to be $89,876.

•	Mr. Sebra received the 2016 Target Cash Award and his Executive Transaction Bonus as described above.

Mr. Sebra will continue to be bound by provisions relating to non-competition, non-solicitation, intellectual property, developments and confidentiality of his employment agreement with RAIT for the periods stated therein, except that RAIT will waive certain restrictions relating to non-competition and non-solicitation, solely with respect to Mr. Sebra’s employment with IRT. Mr. Sebra also signed a general release of RAIT.

RAIT’s obligations to Mr. Sebra in connection with his resignation are set forth above and RAIT’s obligations under the employment agreement with Mr. Sebra are terminated.  However, SEC guidance indicates that disclosure of severance arrangements for all potential triggering events under Mr. Sebra’s employment agreement should be provided because he resigned after the end of RAIT’s 2016 fiscal year.  The disclosure below is provided in response to this guidance. Under Mr. Sebra’s employment agreement, if his employment ended for any reason, RAIT was to pay accrued salary, bonuses and incentive payments already awarded but not paid (including any pro rata bonus awarded for the year of termination), and other existing obligations. If his employment was terminated without “cause” or he resigned for “good reason” during the term of the employment agreement, or if RAIT sent a timely notice of non-renewal of the employment agreement, or if he was terminated after a change of control without cause or resigns for good reason, and he executes and does not revoke a mutual release, he would receive: (a) a lump sum payment of an amount equal to 1.5 times the sum of (x) his annual salary (at the rate in effect immediately prior to his termination) plus (y) the average annual cash bonus received in the three year period immediately prior to his termination, (b) a lump sum cash payment equal to a pro rata portion of Mr. Sebra’s target annual cash bonus for the fiscal year of his termination (or, in the absence of a target bonus opportunity for the fiscal year, a pro rata portion of the average annual cash bonus Mr. Sebra received for the three year period immediately prior to his termination of employment), and (c) for a period of 18 months following the date of termination, Mr. Sebra would continue to receive the medical coverage in effect at the date of his termination (or generally comparable coverage) for himself and, where applicable, his spouse and dependents, at the same premium rate as may be charged from time to time for employees generally, as if Mr. Sebra had continued in employment with RAIT during such period. If he does not provide a release, Mr. Sebra was entitled to receive only the amount due to him under the RAIT’s then current severance pay plan for employees, if any. RAIT does not currently have a severance plan applicable to its executive officers. No other payments or benefits were due to Mr. Sebra under the agreement, although he is entitled to any benefits accrued and earned in accordance with the terms of any applicable benefit plans and programs of RAIT.

Upon a “change of control” of RAIT, Mr. Sebra would become fully vested in all his outstanding unvested equity-based awards. In addition, if he terminates employment within six months after a change of control, for any reason, the termination would be deemed to be for good reason.

If Mr. Sebra voluntarily terminated his employment other than for good reason, no further payments would be due him, except that he would be entitled to any benefits accrued and due in accordance with the terms of any applicable benefit plans and programs of RAIT.

RAIT may terminate Mr. Sebra’s employment if Mr. Sebra has been unable to perform the material duties of his employment and has been formally determined to be eligible for disability benefits under RAIT’s long-term disability. If RAIT terminated Mr. Sebra’s employment for disability, Mr. Sebra is entitled to receive the following: (a) a lump sum cash payment equal to a pro rata portion of Mr. Sebra’s cash bonus described in clause (b) above, determined by multiplying such cash bonus by a fraction, the numerator of which is the number of days during which Mr. Sebra was employed by RAIT, prior to his termination of employment, in RAIT’s fiscal year in which his termination of employment occurs and the denominator of which is 365; and (b) any amounts earned, accrued and owing but not yet paid under his employment agreement and any other benefits accrued and earned in accordance with the terms and conditions of any applicable benefit plans and programs of RAIT in which Mr. Sebra participated prior to his termination of employment. If Mr. Sebra dies while employed by RAIT,

RAIT shall pay to Mr. Sebra’s executor, legal representative, administrator or designated beneficiary, as applicable, the same amounts due upon his termination for disability.

RAIT may terminate Mr. Sebra’s employment at any time for cause, in which event all payments under the agreement will cease, except for base salary to the extent already accrued. Mr. Sebra would be entitled to any benefits accrued and earned before his termination in accordance with the terms and conditions of any applicable benefit plans and programs of RAIT in which Mr. Sebra participated prior to his termination of employment.

Under his employment agreement, Mr. Sebra was responsible for all taxes due with respect to any payments received under the agreement.

“Cause” was defined as (a) Mr. Sebra’s commission of, or indictment for, or formal admission to a felony, or any crime of moral turpitude, dishonesty, or breach of RAIT’s code of ethics, or any crime involving RAIT; (b) Mr. Sebra’s engagement in fraud, misappropriation or embezzlement; (c) Mr. Sebra’s continual failure to substantially perform his reasonably assigned material duties to RAIT (other than a failure resulting from Mr. Sebra’s incapacity due to physical or mental illness), and such failure has continued for a period of at least 30 days after a written notice of demand, signed by a duly authorized officer of RAIT, has been delivered to Mr. Sebra specifying the manner in which Mr. Sebra has failed to substantially perform; or (d) Mr. Sebra’s breach of the non-competition, non-solicitation, intellectual property or confidentiality restrictions of his employment agreement.

“Change of control” was defined in the same manner as in Mr. Schaeffer’s employment agreement.

“Good reason” was defined as (i) the material reduction of Mr. Sebra’s title, authority, duties and responsibilities or the assignment to Mr. Sebra of duties materially inconsistent with Mr. Sebra’s position or positions with RAIT; (ii) a reduction in Mr. Sebra’s base salary; or (iii) RAIT’s material and willful breach of Mr. Sebra’s employment agreement.

Mr. Sebra’s employment agreement provided that during his employment term and for a period of eight (8) months after his termination, without regard to its termination for any reason which does not constitute a breach of his employment agreement by RAIT or a resignation for good reason by Mr. Sebra, Mr. Sebra will not directly or indirectly, own, manage, operate, finance, join, control or participate in the ownership, management, operation, financing or control of, or be connected as an officer, director, employee, partner, principal, agent, representative, consultant or otherwise with, or use or permit Mr. Sebra’s name to be used in connection with any competing business within any state in which RAIT, and/or its affiliates, currently engage in any substantial business activity (defined below) or any state in which RAIT, and/or its affiliates, engaged in any substantial business activity during the thirty-six month period preceding the date Mr. Sebra’s employment terminates; provided, however, that notwithstanding the foregoing, this provision shall not be construed to prohibit the passive ownership by Mr. Sebra of not more than five percent of the capital stock of any corporation which is engaged in any competing business having a class of securities registered pursuant to the Exchange Act. The phrase “competing business” is defined as any entity or enterprise actively engaged in any business or businesses RAIT and/or its affiliates, are actively engaged in (or are expected to be actively engaged in within 12 months) at the time of termination. The phrase “substantial business activity” means that RAIT, and/or its affiliates (i) has a business office, (ii) owns, services or manages real estate, or (iii) has a recorded and unsatisfied mortgage or other lien upon real estate or personal property.

Mr. Sebra’s employment agreement also provides that during his employment term and for a period of 12 months after his termination, without regard to a termination for any reason which does not constitute a breach of his employment agreement by RAIT or a resignation for good reason by Mr. Sebra, Mr. Sebra will not (a) solicit or divert to any competing business, any individual or entity which is an active or prospective customer of RAIT and/or its affiliates, or was such an active or prospective customer at any time during the preceding 12 months; or (b) employ, attempt to employ, solicit or assist any competing business in employing any employee of RAIT, and/or its affiliates, whether as an employee or consultant. The agreement also contains restrictions regarding RAIT’s intellectual property and a requirement to maintain the confidentiality of RAIT’s confidential information.

The table below summarizes these rights and the amount of any payments and benefits that would have been due under the indicated circumstances for Mr. Sebra assuming the circumstances occurred as of December 31, 2016:

	Resignation without Good Reason (1)	Termination with Cause (1)	Termination without Cause (1)	Resignation for Good Reason (1)(2)	Disability (1)(3)	Death (1)(3)
Bonus for Prior Periods (4)	$441,174	$441,174	$441,174	$441,174	$441,174	$441,174
Severance Payment (5)	$—	$—	$1,030,010	$1,030,010	$—	$—
Medical Coverage (6)	$—	$—	$31,824	$31,824	$—	$—
Total	$441,174	$441,174	$1,503,008	$1,503,008	$441,174	$441,174

(1)

We have assumed no unpaid salary at December 31, 2016. In any instance of his employment being terminated, Mr. Sebra would be entitled to any base salary that was accrued and unpaid as of the date of his termination.

(2)

Mr. Sebra’s resignation within six months of a change in control (as defined in Mr. Sebra’s employment agreement) of RAIT is deemed to be a resignation for “good reason” as defined in his employment agreement.

(3)	Mr. Sebra or his estate also would be entitled to receive his annual salary for the remainder of the year in which the termination of his employment occurred.
(4)

For purposes of this table, we have assumed that the three year period immediately prior to a termination of employment at December 31, 2016 related to the years 2014, 2015 and 2016 and that Mr. Sebra received the bonuses earned for such period prior to termination. Mr. Sebra would be entitled to a pro rata bonus earned through the date of termination, which will be calculated based on the bonus earned in the prior year, pro-rated for the number of days he was employed by RAIT in the year of his termination. For purposes of this table, the termination date is assumed to be the last day of the year, so the pro-ration is 100%.

(5)

Equal to 1.5 times the sum of (x) Mr. Sebra’s base salary as in effect immediately prior to his termination of employment and (y) the average annual cash bonus Mr. Sebra received for the three year period immediately prior to his termination of employment.

(6)	Mr. Sebra would be entitled to continuation of his medical coverage for a period of 18 months following the date of termination.

Additionally, Mr. Sebra would vest in certain ancillary benefits provided to all employees if he is terminated, including any unvested portion of our matching contributions to his 401(k) account.

John J. Reyle

Under the JR Employment Agreement, if Mr. Reyle’s employment ends for any reason, RAIT will pay accrued salary, bonuses and incentive payments already earned but not paid (including any pro rata bonus awarded for the year of termination), and other existing obligations.

If Mr. Reyle’s employment is terminated without “cause” or he resigns for “good reason” during the term of the employment agreement, and he executes and does not revoke a mutual release, he will receive: (a) a lump sum cash payment equal to 1.5 times the sum of (x) Mr. Reyle’s base salary, as in effect immediately prior to his termination of employment and (y) the average annual cash bonus Mr. Reyle received for and applicable to RAIT’s three completed fiscal years immediately prior to Mr. Reyle’s last day of employment (or, if he was not employed for the entire period covered by such fiscal years, the average annual cash bonus Mr. Reyle received for and applicable to those completed fiscal years of RAIT for which he was employed for the entire fiscal year)(the “JR Cash Bonus”); (b) a lump sum cash payment equal to a pro rata portion of Mr. Reyle’s target annual cash bonus for and applicable to the fiscal year of his termination (or, in the absence of a target bonus opportunity for and applicable to the fiscal year of his termination, the lump sum cash payment will be equal to a pro rata portion of the average annual cash bonus Mr. Reyle received for RAIT’s three completed fiscal years immediately prior to Mr. Reyle’s last day of employment or, in the event that Mr. Reyle was not employed for the entire period covered by the three completed fiscal years of RAIT immediately prior to his termination, the cash bonus will be calculated on the basis of the annual cash bonus received for and applicable to those completed fiscal years of RAIT for which he was employed for the entire fiscal year), and (c) for a period of 18 months following the date of termination, Mr. Reyle will continue to receive the medical coverage in effect at the date of his termination (or generally comparable coverage) for himself and, where applicable, his spouse and dependents, at the same premium rate as may be charged from time to time for employees generally, as if Mr. Reyle had continued in employment with RAIT during such period. For the avoidance of doubt, neither non-renewal of the JR Employment Agreement by either party nor the expiration of the term of the JR Employment Agreement will entitle Mr. Reyle to the foregoing payments and benefits set forth in this paragraph.  Upon (1) a termination without cause by RAIT, (2) RAIT elects not to renew Mr. Reyle’s Employment Term, or (3) a resignation for good reason by Mr. Reyle, all outstanding equity-based compensation awards that are not intended to qualify as “performance-based compensation” under Section 162(m)(4)(C) of the IRC will become fully vested, immediately exercisable and any restrictions thereon will lapse, as the case may be; provided, that any delays in the settlement or payment of such awards that are set forth in the applicable award agreement and that are required under Section 409A of the IRC will remain in effect, and all outstanding equity-based compensation awards that are intended to constitute “performance-based compensation” under Section 162(m)(4)(C) of the IRC will remain outstanding and will vest or be forfeited in accordance with the terms of the applicable award agreements, if the applicable performance goals are satisfied.

If Mr. Reyle does not provide a release, he is entitled to receive only the amount due to him under the RAIT’s then current severance pay plan for employees, if any. RAIT does not currently have a severance plan applicable to its executive officers. No other payments or benefits are due to Mr. Reyle under the JR Agreement, although he is entitled to any benefits accrued and earned in accordance with the terms of any applicable benefit plans and programs of RAIT.

RAIT may terminate Mr. Reyle’s employment, to the extent permitted by applicable law, if Mr. Reyle has been unable to perform the material duties of his employment and has been formally determined to be eligible for disability benefits under RAIT’s long-term disability plan (“Disability”).  RAIT will continue to pay Mr. Reyle’s base salary until RAIT acts to terminate Mr. Reyle’s employment.  If RAIT terminates Mr. Reyle’s employment for Disability, Mr. Reyle will be entitled to receive the following:  (a) a lump sum cash payment equal to a pro rata portion of the JR Cash Bonus equivalent to the portion of the year he was employed prior to his termination.

If Mr. Reyle dies while employed by RAIT, RAIT will pay to Mr. Reyle’s executor, legal representative, administrator or designated beneficiary, as applicable, a lump sum cash payment equal to a pro rata portion of the JR Cash Bonus equivalent to the portion of the year he was employed prior to his death.

RAIT may terminate Mr. Reyle’s employment at any time for “cause” upon written notice to Mr. Reyle, in which event all payments under this Agreement will cease, except for base salary to the extent already accrued. Mr. Reyle will be entitled to any benefits accrued and earned before his termination in accordance with the terms and conditions of any applicable benefit plans and programs of RAIT in which Mr. Reyle participated prior to his termination of employment.

“Cause” is defined as (a) Mr. Reyle’s commission of, or indictment for, or formal admission to a felony, or any crime of moral turpitude, dishonesty, or breach of RAIT’s code of ethics and other referenced policies of RAIT, or any crime involving RAIT; (b) Mr. Reyle’s engagement in fraud, misappropriation or embezzlement; (c) Mr. Reyle’s continual failure to substantially perform his reasonably assigned material duties to RAIT (other than a failure resulting from Mr. Reyle’s incapacity due to physical or mental illness), and such failure has continued for a period of at least 30 days after a written notice of demand, signed by a duly authorized officer of RAIT, has been delivered to Mr. Reyle specifying the manner in which Mr. Reyle has failed to substantially perform; or (d) Mr. Reyle’s breach of the non-competition, non-solicitation, intellectual property or confidentiality restrictions of his employment agreement.

“Good reason” is defined as (a) the material reduction of Mr. Reyle’s title, authority, duties and responsibilities or the assignment to Mr. Reyle of duties materially inconsistent with Mr. Reyle’s position or positions with RAIT; (b) a reduction in Mr. Reyle’s base salary; (c) a relocation of Mr. Reyle’s regular office location at Two Logan Square, 100 N. 18th Street, 23rd Floor, Philadelphia, PA 19103 for the performance of his duties to a location more than thirty (30) miles from such office; or (d) RAIT’s material and willful breach of the JR Employment  Agreement.

The JR Employment Agreement provides that during his employment with RAIT and, with respect to clause (a) below, for a period of nine months after the termination of Mr. Reyle’s employment under any circumstances (other than at the expiration of the maximum employment term of five (5) years or in the event that RAIT elects not to renew Mr. Reyle’s employment term, in which case clause (a) will not be applicable) and, with respect to clauses (b) and (c) below, for a period of nine months after the termination of Mr. Reyle’s employment under any circumstances, Mr. Reyle (without regard to the state in which Mr. Reyle lives or works) will not, unless acting pursuant to his employment agreement or with the prior written consent of the Board: (a) directly or indirectly, own, manage, operate, finance, join, control or participate in the ownership, management, operation, financing or control of, or be connected as an officer, director, employee, partner, principal, agent, representative, consultant or otherwise with, or use or permit Mr. Reyle’s name to be used, or perform work in connection with or on behalf of any competing business with respect to the activities of a competing business within any state in which RAIT, and/or its affiliates, then currently engages in any substantial business activity or with respect to any state in which RAIT, and/or its affiliates, engaged in any substantial business activity during the 12 month period preceding Mr. Reyle’s last day of employment with RAIT; provided, however, that notwithstanding the foregoing, this provision will not be construed to prohibit the passive ownership by Mr. Reyle of not more than five percent of the capital stock of any entity which is engaged in any competing business having a class of securities registered pursuant to the Exchange Act; or (b) solicit or divert, or attempt to solicit or divert, to any competing business, any individual or entity which is an active or prospective customer, agent, mortgage broker, loan originator or borrower of, with or from RAIT, and/or its affiliates, or was such an active or prospective customer, agent, mortgage broker, loan originator or borrower at any time during the twelve (12) month period immediately preceding Mr. Reyle’s termination of employment; or (c) employ, attempt to employ, solicit or assist any competing business in employing (or engaging as a consultant) any individual who is a current employee of or consultant to RAIT, and/or its affiliates, or who was an employee or consultant to RAIT and/or its affiliates during the 12 month period immediately preceding Mr. Reyle’s termination of employment; provided, that this restriction will not prohibit Mr. Reyle from (i) making general employment solicitations, such as through advertisements in publicly available media, so long as such advertisements are not specifically targeted at employees of RAIT or any of its affiliates and/or (ii) engaging lawyers or law firms that then currently represent or previously represented RAIT to represent Mr. Reyle and/or any new employer of Mr. Reyle, subject to there being no conflicts of interest as to RAIT that may arise as a result of such representation.

The phrase “competing business” is defined as any entity or enterprise actively engaged or planning to engage in any business or businesses RAIT and/or its affiliates are actively engaged in (or are expected to be actively engaged in within 12 months) at the time of Mr. Reyle’s termination of employment (the “Company Business”). Without limiting the scope of the preceding sentence, the phrase “competing business” includes the solicitation, origination, aggregation, pricing, negotiation and/or sale of (1) loans secured by mortgages on commercial real estate, and/or (2) loans to entities engaged in the real estate business, whether to hold these assets for investment or for sale individually or by combining them in one or more entities for sale as an investment (the process referred to as “securitization”). The securitizations, depending upon the make-up of the assets, are often referred to by their acronyms such as “CMBS” (commercial mortgage backed securities), “CDO (collateralized debt obligations), “CLO” (collateralized loan obligations) or other current or future similar acronyms. Notwithstanding the foregoing, an entity or enterprise shall be deemed not to be a competing business if Mr. Reyle recuses himself from participating in the management by such entity or enterprise of any business substantially similar to the Company Business and provides reasonable assurances to the Company of the same, upon request by the Company.

The phrase “substantial business activity” means that RAIT, and/or its affiliates: (i) has, has had, or is taking action to establish a business office; (ii) solicits, has solicited, makes or has made, loans secured by real estate, or is or has reviewed applications by borrowers or brokers to engage in these activities; (iii) solicits, has solicited, makes or has made, loans to real estate developers and/or owners, or is or has reviewed applications by borrowers or brokers to engage in these activities; (iv) owns, services or manages real estate, or has owned, serviced or managed real estate; and/or (v) has or has had a recorded and unsatisfied mortgage or other lien upon real estate or personal property. The agreement also contains restrictions regarding RAIT’s intellectual property and a requirement to maintain the confidentiality of RAIT’s confidential information.

The table below summarizes these rights and the amount of any payments and benefits that would have been due under the indicated circumstances for Mr. Reyle assuming the circumstances occurred as of December 31, 2016:

	Resignation without Good Reason (1)	Termination with Cause (1)	Termination without Cause (1)(2)	Resignation for Good Reason (1)(2)	Disability (1)	Death (1)
Bonus for Prior Periods (3)	$241,667	$241,667	$241,667	$241,667	$241,667	$241,667
Severance Payment (4)	$—	$—	$812,500	$812,500	$—	$—
Stock Vesting (5)	$—	$—	$73,923	$73,923	$73,923	$73,923
Medical Coverage (6)	$—	$—	$31,824	$31,824	$—	$—
Total	$241,667	$241,667	$1,159,914	$1,159,914	$315,590	$315,590

(1)

We have assumed no unpaid salary at December 31, 2016. In any instance of his employment being terminated, Mr. Reyle would be entitled to any base salary that was accrued and unpaid as of the date of his termination.

(2)	Assumes Mr. Reyle executes and does not revoke a written mutual release with RAIT acceptable to RAIT.
(3)

For purposes of this table, we have assumed that the three year period immediately prior to a termination of employment at December 31, 2016 related to the years 2014, 2015 and 2016 and that Mr. Reyle received the bonuses earned for such period prior to termination. Mr. Reyle would be entitled to a pro rata bonus earned through the date of termination, which will be calculated based on the bonus earned in the prior year, pro-rated for the number of days he was employed by RAIT in the year of his termination. For purposes of this table, the termination date is assumed to be the last day of the year, so the pro-ration is 100%.

(4)

Equal to 1.5 times the sum of (x) Mr. Reyle’s base salary as in effect immediately prior to his termination of employment and (y) the average annual cash bonus Mr. Reyle received for the three year period immediately prior to his termination of employment.

(5)

Upon (1) a termination without cause by RAIT, (2) RAIT elects not to renew Mr. Reyle’s employment term, or (3) a resignation for good reason by Mr. Reyle, all outstanding equity-based compensation awards that are not intended to operate in a manner substantially similar to “performance-based compensation” under Section 162(m)(4)(C) of the IRC (whether or not meeting timing and other requirements thereof) shall become fully vested, immediately exercisable and any restrictions thereon shall lapse, as the case may be; provided, that any delays in the settlement or payment of such awards that are set forth in the applicable award agreement and that are required under Section 409A of the IRC shall remain in effect, and all outstanding equity-based compensation awards that are intended to operate in a manner substantially similar to “performance-based compensation” under Section 162(m)(4)(C) of the IRC (whether or not meeting timing and other requirements thereof) under Section 162(m)(4)(C) of the IRC shall remain outstanding and shall vest or be forfeited in accordance with the terms of the applicable award agreements, if the applicable performance goals are satisfied.  Mr. Reyle would immediately vest in 22,001 share of restricted stock that were unvested at December 31, 2016.  The stock priced used in valuing these awards was our closing stock price of $3.36 on December 31, 2016.

(6)	Mr. Reyle would be entitled to continuation of his medical coverage for a period of 18 months following the date of termination.

Additionally, Mr. Reyle would vest in certain ancillary benefits provided to all employees if he is terminated, including the vested portion of our matching contributions to his 401(k) account.

Trustee Compensation

For the period from January 1, 2016 through December 31, 2016, the Compensation Committee approved the following cash compensation for each non-employee Trustee of RAIT:

•	An annual cash retainer of $50,000 payable in four quarterly installments of $12,500.
•	With respect to the members of the Audit Committee, an additional cash fee of $20,000 for the chairman and an additional cash fee of $10,000 for each other member of the Audit Committee.
•	With respect to the members of the Compensation Committee, an additional cash fee of $20,000 for the chairman and an additional cash fee of $10,000 for each other member of the Compensation Committee.
•

With respect to the members of the nominating and governance committee, an additional cash fee of $6,000 for the chairman and an additional cash fee of $3,000 for each other member of the nominating and governance committee.

•

With respect to the members of the Risk Management Committee, an additional cash fee of $12,000 for the chairman and an additional cash fee of $6,000 for each other member of the Risk Management Committee.

•

With respect to the Lead Trustee, an additional cash fee of $20,000.   As noted above, upon the election of an independent Chairman of the Board effective October 18, 2016, the term of the Lead Trustee ended.

•

With respect to the independent Chairman of the Board during his initial term beginning on October 18, 2016 and ending at the quarterly Board meeting next following October 18, 2017 and until his successor is elected and qualifies or his resignation or removal as Chairman, an annual cash retainer of $150,000 payable in quarterly installments.

•

With respect to Mr. Batinovich for his service as the sole member of the special committee relating to a shareholders’ derivative action which was settled, an additional cash fee of $5,000 per month which ended July 11, 2016.

•

With respect to the members of the Special Committee, an additional cash fee of $12,500 per month for the chairman and an additional cash fee of $7,500 per month for each other member of the Special Committee during the period from May 13, 2016 to December 31, 2016 when the Special Committee decided it had completed its purpose.

In addition, in February 2016, the Compensation Committee awarded each of the eight non-employee Trustees serving at the time 21,097 immediately vested Common Shares pursuant to the incentive award plan. These awards each had a grant date fair value of $50,000.

The following table sets forth information regarding the compensation paid or accrued by RAIT during 2016 to each of our non-employee Trustees:

Trustee Compensation in 2016

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Andrew Batinovich	92,608	50,000	142,608
Edward S. Brown (2)	79,168	50,000	129,168
Frank A. Farnesi	132,605	50,000	182,605
S. Kristin Kim	75,000	50,000	125,000
Michael J. Malter	181,064	50,000	231,064
Jon C. Sarkisian	120,438	50,000	170,438
Andrew M. Silberstein	50,000	50,000	100,000
Murray Stempel III	87,984	50,000	137,984
Thomas D. Wren (3)	-	-	-
	818,867	400,000	1,218,867

(1)

This column represents the aggregate grant date fair value of restricted Common Share awards granted to each of the Trustees in 2016 computed in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation.” The amount of the award was based on the closing price on the NYSE of a Common Share on the date of grant. See note 13 to the annual report. All of these awards had vested by December 31, 2016.

(2)	Mr. Brown resigned from the board effective February 15, 2017.
(3)	Mr. Wren joined the board effective February 15, 2017. Therefore, he received no trustee compensation during 2016.

For the period from January 1, 2017 through December 31, 2017, the Compensation Committee approved the following cash compensation for each non-employee Trustee of RAIT:

•	An annual cash retainer of $50,000 payable in four quarterly installments of $12,500.
•	With respect to the members of the Audit Committee, an additional cash fee of $20,000 for the chairman and an additional cash fee of $10,000 for each other member of the Audit Committee.
•	With respect to the members of the Compensation Committee, an additional cash fee of $20,000 for the chairman and an additional cash fee of $10,000 for each other member of the Compensation Committee.
•

With respect to the members of the nominating and governance committee, an additional cash fee of $6,000 for the chairman and an additional cash fee of $3,000 for each other member of the nominating and governance committee.

•

With respect to the members of the Risk Management Committee, an additional cash fee of $12,000 for the chairman and an additional cash fee of $6,000 for each other member of the Risk Management Committee.

•

With respect to the independent Chairman of the Board during his initial term beginning on October 18, 2016 and ending at the quarterly Board meeting next following October 18, 2017 and until his successor is elected and qualifies or his resignation or removal as Chairman, the following additional compensation:

o	An annual cash retainer of $150,000 payable in quarterly installments.
o

On the date (the “Trustee Grant Date”) in 2017 when the Committee approves equity compensation awards to RAIT’s non-management Trustees under the 2012 IAP (including any amendment or restatement thereof or any successor thereto), Mr. Malter shall receive a new aggregate Share Award (as defined in the 2012 IAP) under the 2012 IAP with a grant date fair value of $150,000 (the “Chairman Award”) vesting as follows:  (i) one half on the Trustee Grant Date; (i) one sixth on the first anniversary of the Trustee Grant Date; (ii) one sixth on the second anniversary of the Trustee Grant Date; and (iii) one sixth on the third anniversary of the Trustee Grant Date.  The Chairman Award, when made, will be subject only to time vesting.  The Chairman Award will be subject to the terms and conditions of the Plan.  If the Chairman Award cannot be made on the Trustee Grant Date due to conditions not in RAIT’s reasonable control, RAIT and Mr. Malter shall negotiate in good faith an alternative means of delivering compensation that is the economic equivalent of the Chairman Award to Mr. Malter.

o	The Compensation Committee expects to consider the compensation arrangements for the Chairman for the period after the initial term at such time as the Compensation Committee deems advisable.

•

With respect each of the non-employee Trustees serving on the Trustee Grant Date, a new fully vested Share Award under the 2012 IAP Plan (including any amendment or restatement thereof or any successor thereto) with a grant date fair value of $50,000.  If the these Share Awards cannot be made on the Trustee Grant Date due to conditions not in RAIT’s reasonable control, the Compensation Committee will determine an alternative means of delivering compensation that is the economic equivalent of these Share Awards  to these non-employee Trustees.   The Compensation Committee has not yet determined when the Trustee Grant Date will be and the awards to be made on that date may be contingent on whether RAIT’s shareholders approve Proposal 3 above.

Compensation Committee Interlocks and Insider Participation

None of RAIT’s Named Executive Officers serves, nor at any time during 2016 served, as a member of the board or Compensation Committee of any other entity whose executive officer(s) serve as a member of RAIT’s Board or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information regarding RAIT’s equity compensation plans as of December 31, 2016.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		(b) Weighted Average Exercise Price of Outstanding Options Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders	1,977,406	(1)	$6.82	1,028,734	(2)
Equity compensation plans not approved by security holders	-		n/a	-
Total	1,977,406			1,028,734

(1)

Includes 340,286 and 813,370 PSUs issued in 2015 and 2016, respectively, which remained subject to forfeiture at December 31, 2016. The terms of the PSUs are described above under “Compensation Discussion and Analysis.” The weighted average exercise price in column (b) does not take the PSUs into account. The number of PSUs reflects the maximum number of Common Shares to be awarded if the maximum criteria is achieved. Also includes 823,750 SARs awarded February 22, 2016 whose exercise price of $2.38 exceeded the NYSE closing price on December 31, 2016 of $3.36 per Common Share, assuming all of these SARs were vested and the Compensation Committee determined to settle all of these SARs exercises with Common Shares.   All other outstanding SARs have been excluded since the exercise price of all other outstanding SARs is above the NYSE closing price on December 31, 2016 of $3.36 per Common Share. The excluded outstanding SARs are comprised of (a) 756,000 SARs awarded January 24, 2012 with an exercise price of $5.68; (b) 832,334 SARs awarded January 29, 2013 with an exercise price of $6.89; (c) 673,750 SARs awarded January 29, 2014 with an exercise price of $8.29; and (d) 965,150 SARs awarded February 10, 2015 with an exercise price of $7.23. The Compensation Committee has elected to settle vested outstanding SARs in Common Shares to the extent Common Shares are available under the incentive award plan and not reserved for issuance under other grants under the incentive award plan and evaluates whether to settle any SARs that are vesting in cash or Common Shares as needed. The Compensation Committee will settle SARs in cash to the extent Common Shares are not available under the incentive award plan and so the maximum number of Common Shares issuable under these SARs will not exceed the number of Common Shares then available for issuance under the incentive award plan and not reserved for issuance under other grants under the incentive award plan. Excludes 1,079,193 restricted Common Share awards that remained subject to forfeiture at December 31, 2016 because they are neither to be issued upon exercise of outstanding options, warrants and rights nor available for future issuance.

(2)

Assumes the reduction of the number of Common Shares remaining issuable under the incentive award plan at December 31, 2016 by a number of the Common Shares reported in column (a). The Compensation Committee periodically establishes a reserve for the number of Common Shares issuable with respect to the vested outstanding SARs based on the number of vested SARs at the relevant time and estimated market prices and the number of Common Shares issuable under the incentive award plan is reduced only by the reserves established by the Compensation Committee.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage owned by each person who, to the knowledge of RAIT as of March 31, 2017, is the beneficial owner of more than 5% of the outstanding Common Shares. This information is reported in accordance with the beneficial ownership rules of the SEC under which a person is deemed to be the beneficial owner of a security if that person has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days. Common Shares issuable pursuant to warrants or convertible notes are deemed to be outstanding for purposes of computing the percentage ownership of the person or group holding such options or warrants but are not deemed to be outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated in footnotes to the table, each person listed has sole voting and dispositive power with respect to the securities owned by such person.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Shares	ARS VI Investor I, LP	9,931,000 (1)	10.7%
Common Shares	BlackRock, Inc.	7,296,839 (2)	7.9%
Common Shares	The Vanguard Group, Inc.	11,137,031 (3)	12.0%
Common Shares	Vanguard Specialized Funds-Vanguard REIT Index Fund	7,030,743 (4)	7.6%
Common Shares	FMR LLC	5,990,960 (5)	6.5%
Common Shares	Tiptree Financial Inc.	6,622,380 (6)	7.1%
Common Shares	The Highland Group, including James D. Dondero	5,773,242 (7)	6.2%

(1)

Information obtained from the Schedule 13D/A filed with the SEC on March 28, 2014 by Almanac Realty Securities VI, L.P. (the “Fund”), Almanac Realty Partners VI, LLC, the general partner of the fund (the “General Partner”), the Investor, a wholly-owned subsidiary of the Fund, ARS VI Investor I GP, LLC, a wholly-owned subsidiary of the fund and the general partner of the investor (the “Investor GP”), and Matthew W. Kaplan, an individual and a managing member of the general partner, who we collectively refer to as the “Investor Reporting Parties.” The Schedule 13D/A reports that each of the Investor Reporting Parties is the beneficial owner of 9,931,000 Common Shares, that the Fund, General Partner, the Investor and the Investor GP have shared voting and dispositive power with respect to these shares and that Mr. Kaplan has sole voting and dispositive power with respect to these shares. These Common Shares are issuable pursuant to warrants (the “Investor Warrants”) issued by RAIT to the Investor. As reported in the RAIT’s annual report on Form 10-K for the year ended December 31, 2016 (the “Annual Report”), or the annual report, the number of Common Shares issuable pursuant to the investor warrants has adjusted in accordance with its terms to 11,035,875 Common Shares. The investor warrants provide that we are not obligated to issue in excess of 9,931,000 Common Shares, in the aggregate, upon exercise of the investor warrants unless we elect to seek, and obtain, shareholder approval for the issuance of such excess Common Shares in accordance with NYSE listing requirements. We will pay cash or issue a 180 day unsecured promissory note, or a combination of the foregoing, equal to the market value of any Common Shares we cannot issue as a result of this limit. To assist us in maintaining our qualification as a real estate investment trust, or REIT, our declaration of trust generally prohibits any shareholder from directly or indirectly owning more than 8.5% of our outstanding Common Shares, or the ownership limit, unless our Board approves a waiver of the ownership limit. In connection with the investor transactions, our Board granted a waiver of the ownership limit to the investor. The principal business address of the investor reporting persons is c/o Almanac Realty Investors, 1140 Avenue of the Americas, 17th Floor, New York, NY, 10036.

(2)

Information obtained from the Schedule 13G/A filed by BlackRock, Inc. on behalf of itself and BlackRock (Netherlands) B.V., Advisors, LLC, BlackRock Asset Management Canada Limited, BlackRock Asset Management Schweiz AG, BlackRock Financial Management, Inc., BlackRock Fund Advisors, BlackRock Institutional Trust Company, N.A. and BlackRock Investment Management, LLC with the SEC on January 25, 2017. BlackRock, Inc. reports having sole voting power with respect to 7,133,639 Common Shares and sole dispositive power with respect to 7,269,839 Common Shares. The principal business address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.

(3)

Information obtained from the Schedule 13G/A filed by The Vanguard Group, Inc. (“Vanguard”) with the SEC on February 13, 2017. Vanguard reports having sole voting power as to 109,946 Common Shares, shared voting power as to 30,764 Common Shares, sole dispositive power as to 11,001,457 Common Shares and shared dispositive power as to 135,574 Common Shares and that the aggregate amount beneficially owned by each reporting person as set forth in the next sentence is 11,137,031 Common Shares. This Schedule 13G/A identifies Vanguard Fiduciary Trust Company (“VFTC”) and Vanguard Investments Australia, Ltd. (“VIA”) as Vanguard’s wholly owned subsidiaries which acquired the securities being reported on by the parent holding company. VFTC is the beneficial owner of 104,810 Common Shares as a result of its serving as investment manager of collective trust accounts. VIA is the beneficial owner of 35,900 Common Shares as a result of its serving as investment manager of Australian investment offerings. We believe Vanguard reports this share ownership as the investment manager for Vanguard mutual funds and other Vanguard investment accounts. The principal business address of Vanguard is 100 Vanguard Blvd., Malvern, PA 19355.

(4)

Information obtained from the Schedule 13G/A filed by Vanguard Specialized Funds-Vanguard REIT Index Fund (“Vanguard REIT”) with the SEC on February 13, 2017. Vanguard REIT reports having sole voting power with respect to 7,030,743 Common Shares. The principal business address of Vanguard REIT is 100 Vanguard Blvd., Malvern, PA 19355.

(5)

Information obtained from the Schedule 13G/A filed by FMR LLC (“FMR”) with the SEC on February 14, 2017. FMR reports having sole voting power with respect to 11,200 Common Shares and sole dispositive power with respect to 5,990,960 Common Shares. This

Schedule 13G identifies FIAM LLC and FMR Co., Inc. as the entities that beneficially own shares of the security class being reported and reports that FMR Co., Inc. beneficially owns 5% or greater of the outstanding Common Shares. This Schedule 13G reports that Abigail P. Johnson is a Director, the Chairman and the Chief Executive Officer of FMR. Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders' voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders' voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC.  Neither FMR nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act ("Fidelity Funds") advised by Fidelity Management & Research Company ("FMR Co"), a wholly owned subsidiary of FMR LLC, which power resides with the Fidelity Funds' Boards of Trustees. Fidelity Management & Research Company carries out the voting of the shares under written guidelines established by the Fidelity Funds' Boards of Trustees.  The principal business address of FMR is 245 Summer Street, Boston, Massachusetts 02210.

(6)

Information obtained from the Schedule  13D/A filed by Tiptree Financial Inc., or Tiptree, with the SEC on February 16, 2016. Tiptree reports having sole voting power and sole dispositive power with respect to 6,622,380 Common Shares. The principal business address of Tiptree is 780 Third Avenue, 21st Floor, New York, NY 10017.

(7)     Information obtained from the Schedule 13D/A filed by the Highland Group with the SEC on February 26, 2017.  This Schedule 13D/A identifies the reporting persons (the “Highland Reporting Persons”) as  (1) Highland Global Allocation Fund, a series of Highland Funds II (the “Global Fund”), (2) Highland Small-Cap Equity Fund, a series of Highland Funds II (the “Small-Cap Fund”), (3) Highland Capital Management Fund Advisors, L.P. (“Highland Fund Advisors”), (4) Strand Advisors XVI, Inc., (“Strand XVI”), (5) NexPoint Real Estate Strategies Fund (“NRESF”), (6) NexPoint Advisors, L.P. (“NexPoint Advisors”), (7) NexPoint Advisors GP, LLC (“NexPoint Advisors GP”), (8) Highland Select Equity Master Fund, L.P. (“Select Fund”), (9) Highland Select Equity Fund GP, L.P. (“Select GP”), (10) Highland Select Equity GP, LLC (“Select LLC”), (11) Highland Capital Management, L.P. (“Highland Capital”), (12) Strand Advisors, Inc. (“Strand”), (13) NexPoint Real Estate Advisors, L.P. (“NRE Advisors”), (14) NexPoint Real Estate Advisors GP, LLC (“NRE Advisors GP”), (15) James D. Dondero, (16) Matt McGraner, (17) Nancy Jo Kuenstner, (18) John M. Pons, (19) Andrew C. Richardson and (20) Edward S. Friedman The address of the principal business office of Ms. Kuenstner is 317 Madison Avenue, Spring Lake, New Jersey 07762. The address of the principal business office of Mr. Pons is 11811 N. Tatum Blvd., Suite P-177,  Phoenix, Arizona 85028. The address of the principal business office of Mr. Friedman is 705 Edgehill Road, Wilmington, Delaware 19807.  The address of the principal business office for each other Highland Reporting Person is 300 Crescent Court, Suite 700, Dallas, Texas 75201.  This Schedule 13D/a states that it reports beneficial ownership of an aggregate of 5,773,242 Common Shares and reports the following beneficial ownership of Common Shares for the Highland Reporting Persons:

Highland Reporting Person	Sole power to vote or direct vote this number of Common Shares	Shared power to vote or direct vote this number of Common Shares	Sole power to dispose or direct the disposition this number of Common Shares	Shared power to dispose or direct the disposition: this number of Common Shares	Disclosed Relationship with other Highland Reporting Parties
Global Fund	-	2,219,361	-	2,219,361
Small-Cap Fund	-	428,889	-	428,889
Highland Fund Advisors	-	2,648,250	-	2,648,250	Highland Fund Advisors is the investment advisor to Global Fund and Small-Cap Fund.
Strand XVI	-	2,648,250	-	2,648,250	Strand XVI is the general partner of Highland Fund Advisors and the investment advisor to Global Fund and Small-Cap Fund
NRESF	-	98,040	-	98,040
NexPoint Advisors	-	98,040	-	98,040	NexPoint Advisors is the investment advisor to NRESF
NexPoint Advisors GP	-	98,040	-	98,040	NexPoint Advisors GP is the general partner of NexPoint Advisors
Select Fund	-	2,677,087	-	2,677,087
Select GP	-	2,677,087	-	2,677,087	Select GP is the general partner of the Select Fund
Select LLC	-	2,677,087	-	2,677,087	Select LLC is the general partner of the Select GP
Highland Capital	-	2,677,087	-	2,677,087	Highland Capital is the sole member of Select LLC
Strand	-	2,677,087	-	2,677,087	Strand is the general partner of Highland Capital
Mr. Dondero	-	5,423,377	-	5,423,377	Mr. Dondero is the president of NexPoint Advisors GP and Strand and ultimately controls Strand XVI and NexPoint Advisors GP
NRE Advisors, NRE Advisors GP, Ms. Kuenstner, Mr. Pons and Mr. Richardson	-	-	-	-
Mr. McGraner	3,000	-	3,000	-
Mr. Friedman	346,865	-	346,865	-

The following tables set forth the number and percentage owned as of March 31, 2017 by each of our present Trustees, each of our present Named Executive Officers, as defined in “Executive Officer Compensation” below, and all of our present executive officers (whether or not deemed to be Named Executive Officers) and Trustees as a group of:

•	Common Shares;
•	7.75% Series A cumulative redeemable preferred shares of beneficial interest, par value $0.01 per share, or Series A preferred shares;
•	8.375% Series B cumulative redeemable preferred shares of beneficial interest, par value $0.01 per share, or Series B preferred shares;
•	8.875% Series C cumulative redeemable preferred shares of beneficial interest, par value $0.01 per share, or Series C preferred shares; or
•

Series D cumulative redeemable preferred shares of beneficial interest, par value $0.01 per share, or Series D preferred shares. This information is reported in accordance with the beneficial ownership rules of the SEC under which a person is deemed to be the beneficial owner of a security if that person has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days. Common Shares issuable pursuant to vested options, warrants or share appreciation rights, or SARs, are deemed to be outstanding for purposes of computing the percentage ownership of the person or group holding such options or warrants but are not deemed to be outstanding for purposes of computing the percentage ownership of any other person. With respect to vested SARs, the number of net Common Shares issuable is based on the closing price of our Common Shares on March 31, 2017 of $3.20. Unless otherwise indicated in footnotes to the table, each person listed has sole voting and dispositive power with respect to the securities owned by such person.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Common Stock	Trustees:
	Michael J. Malter	31,097		*
	Andrew Batinovich	44,043		*
	Scott L.N. Davidson	687,005	(1)	*
	Frank A. Farnesi	91,722		*
	S. Kristin Kim	76,073		*
	Jon C. Sarkisian	59,882		*
	Andrew M. Silberstein	40,621	(2)	*
	Murray Stempel III	87,820	(3)	*
	Thomas D. Wren	-		*

	Non-Trustee Executive Officers:
	Scott F. Schaeffer (former CEO)	483,917	(4)	*
	James J. Sebra (former CFO)	81,214	(5)	*
	John J. Reyle	50,620	(6)	*

	All trustees and executive officers as a group:
	(14 persons)	1,798,658		1.9%
*	Does not exceed 1%
(1)

Includes 103,879 common shares directly held by Mr. Davidson and 586,875 unvested restricted common shares. Excludes vested SARs and SARs that may vest within 60 days of March 31, 2017 since the exercise price of such SARs is above the closing price of our common shares on March 28, 2017 of $3.20. Excludes 528,180 unvested 2015 PSUs and 2016 PSUs.

(2)

Excludes Common Shares beneficially owned by the investor and reported above. The investor does not report Mr. Silberstein as a beneficial owner of the investor’s Common Shares and Mr. Silberstein disclaims beneficial ownership of these Common Shares.

(3)	Includes 1,796 Common Shares held in a trust for the benefit of Mr. Stempel’s spouse.
(4)

Includes 373,419 common shares directly held by Mr. Schaeffer, 3,666 common shares held in a RAIT 401(k) plan account for the benefit of Mr. Schaeffer, and 106,832 unvested restricted common shares. Excludes vested SARs and SARs that may vest within 60 days of March 31, 2017 since the exercise price of such SARs is above the closing price of our common shares on March 28, 2017 of $3.20. Excludes 555,980 unvested 2015 PSUs and 2016 PSUs.

(5)

Includes 57,289 common shares directly held by Mr. Sebra, and 23,925 unvested restricted common shares. Excludes vested SARs and SARs that may vest within 60 days of March 31, 2017 since the exercise price of such SARs is above the closing price of our common shares on March 31, 2017 of $3.20. Excludes 69,497 unvested 2015 PSUs and 2016 PSUs.

(6)

Includes 13,037 common shares directly held by Mr. Reyle, 27,333 unvested restricted common shares, and 7,875 net shares of our common stock issuable pursuant to vested SARs based on the closing price of shares of our common stock on March 31, 2017 of $3.20 (excludes any vested SARs with an exercise price that exceeds this price).

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Series A Preferred Shares	Trustees:
	Michael J. Malter	2,000		*
	Andrew Batinovich	-		-
	Scott L.N. Davidson	5,861		*
	Frank A. Farnesi	-		-
	S. Kristin Kim	-	(1)	-
	Jon C. Sarkisian	-		-
	Andrew M. Silberstein	-		-
	Murray Stempel III	-		-
	Thomas D. Wren	-		-

	Non-Trustee Executive Officers:
	Scott F. Schaeffer (Former CEO)	10,000		*
	James J. Sebra (Former CFO)	250		*
	John J. Reyle	-		-

	All trustees and executive officers as a group:
	(14 persons)	16,111		*

*	Does not exceed 1%
(1)	Excludes 2,000 Series A preferred shares held by Ms. Kim’s mother. Ms. Kim disclaims beneficial ownership of these Series A preferred shares.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Series B Preferred Shares	Trustees:
	Michael J. Malter	2,500	*
	Andrew Batinovich	-	-
	Scott L.N. Davidson	-	-
	Frank A. Farnesi	-	-
	S. Kristin Kim	-	-
	Jon C. Sarkisian	-	-
	Andrew M. Silberstein	-	-
	Murray Stempel III	-	-
	Thomas D. Wren	-	-

Non-Trustee Executive Officers:
	Scott F. Schaeffer (Former CEO)	-	-
	James J. Sebra (Former CFO)	-	-
	John J. Reyle	-	-

All trustees and executive officers as a group:
	(14 persons)	-	*

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Series C Preferred Shares	Trustees:
	Michael J. Malter	-	-
	Andrew Batinovich	-	-
	Scott L.N. Davidson	-	-
	Frank A. Farnesi	-	-
	S. Kristin Kim	-	-
	Jon C. Sarkisian	-	-
	Andrew M. Silberstein	-	-
	Murray Stempel III	-	-
	Thomas D. Wren	-	-

Non-Trustee Executive Officers:
	Scott F. Schaeffer (Former CEO)	-	-
	James J. Sebra (Former CFO)	-	-
	John J. Reyle	-	-

All trustees and executive officers as a group:
	(14 persons)	-	-

*	Does not exceed 1%

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Series D Preferred Shares	Trustees:
	Michael J. Malter	-		-
	Andrew Batinovich	-		-
	Scott L.N. Davidson	-		-
	Frank A. Farnesi	-		-
	S. Kristin Kim	-		-
	Jon C. Sarkisian	-		-
	Andrew M. Silberstein	-	(1)	-
	Murray Stempel III	-		-
	Thomas D. Wren	-		-

Non-Trustee Executive Officers:
	Scott F. Schaeffer (Former CEO)	-		-
	James J. Sebra (Former CFO)	-		-
	John J. Reyle	-		-

All trustees and executive officers as a group:
	(14 persons)	-		-

(1)

Excludes 3,536,000 Series D preferred shares owned directly by the investor, which represents 100% of the Series D preferred shares outstanding. Mr. Silberstein is an officer of the investor, indirectly holds an equity interest in the investor and is the investor’s designee to serve on the Board pursuant to the investor’s rights under the purchase agreement to which we and the investor are party. Mr. Silberstein disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest therein. The Board granted a waiver to the investor with respect to the 9.8% ownership limitation applicable to each series of preferred shares in our declaration of trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND TRUSTEE INDEPENDENCE

Our trust governance guidelines provide that our Board must maintain a conflicts committee, consisting of no fewer than three members and consisting entirely of independent Trustees (as defined in the trust governance guidelines). The conflicts committee is responsible, and has the sole authority and full power of the Board, to approve or reject all related party transactions on behalf of RAIT. The trust governance guidelines define a related party transaction as any transaction that we would be required to disclose in our financial statement footnotes under FASB ASC Topic 850, “Related Party Disclosures”, or in our proxy statement under Item 404 of Regulation S-K, “Transactions with Related

Persons, Promoters and Certain Control Persons,” as amended or interpreted. As permitted by our trust governance guidelines, the Board has designated the Audit Committee to serve as the conflicts committee in the Audit Committee’s charter.

Our code of business conduct and ethics provides that all related party transactions will be reviewed and approved or rejected by the Audit Committee. The Code provides that the Board has determined that no conflict of interest exists with respect to any investment acquisition, services arrangement, transaction or other matter, including, without limitation, any related party transaction, which is approved by the Audit Committee and which is determined by the Audit Committee to be on terms comparable to those available on an arm’s-length basis from an unaffiliated third party or otherwise not creating a conflict of interest. If the Audit Committee finds a conflict of interest to exist with respect to a particular matter, including a related party transaction, that matter is prohibited unless a waiver of this policy is approved under the waiver process described in the Code. Subject to this Audit Committee review process, the Code provides that the Board has determined that RAIT may enter into any contract or transaction of any kind with any person subject to the Code or agent of RAIT or any of their affiliates, whether or not any of them has a financial interest in the transaction, as permitted by Article IX, Section 5 of our declaration of trust. The Code provides that any waiver of the Code may be made only by the Audit Committee. Any such waiver for executive officers, those persons described in Item 5.05 of Form 8-K or Trustees will be promptly publicly disclosed to the extent required by law or stock exchange regulation.

The Audit Committee may, in its discretion, engage independent advisors and legal counsel to assist it in its review when it deems it advisable. Our internal financial and legal staff are primarily responsible for the development and implementation of processes and controls to obtain information from the Trustees and executive officers with respect to related person transactions and for then determining, based on the facts and circumstances, whether the transaction needs to be reviewed under the processes described above.

In the ordinary course of our business operations, we have ongoing relationships and have engaged in transactions with the related entities described below. We describe in this section relationships or transactions in which the amount involved exceeds $120,000 since January 1, 2015. All of these relationships and transactions were approved or ratified by the Audit Committee as being on terms comparable to those available on an arm’s-length basis from an unaffiliated third party or otherwise not creating a conflict of interest.

Almanac

On October 1, 2012, we entered into a Securities Purchase Agreement (the “Purchase Agreement”), with ARS VI Investor I, LLC (the “Investor”), an affiliate of Almanac Realty Investors, LLC (“Almanac”). Andrew M. Silberstein serves as a Trustee on our Board, as designated pursuant to the Purchase Agreement. Mr. Silberstein is an equity owner of Almanac and an officer of the Investor and holds indirect equity interests in the Investor. During the period from the effective date of the Purchase Agreement through March 2014,  we sold to the Investor on a private placement basis in four separate sales between October 2012 and March 2014 for an aggregate purchase price of $100,000,000 or the total commitment, the following securities: (i) 4,000,000 of our Series D Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share (the “Series D Preferred Shares”), (ii) Common Share purchase Warrants (the “Warrants”) initially exercisable for 9,931,000 of our Common Shares and (iii) Common Share appreciation rights (the “Investor SARs”) with respect to 6,735,667 Common Shares. We are not obligated to issue any Common Shares upon exercise of the Warrants if the issuance of such Common Shares would exceed that number of Common Shares which we may issue upon exercise of the Warrants without requiring shareholder approval under the NYSE listing requirements. We will pay cash or issue a 180 day unsecured promissory note, or a combination of the foregoing, equal to the market value of any Common Shares we cannot issue as a result of this prohibition. The Investor SARs are settled only in cash and not in Common Shares. These securities are issuable on a pro rata basis based on the percentage of the total commitment drawn down at the relevant closing under the Purchase Agreement. We used the proceeds received under the Purchase Agreement to fund our loan origination and investment activities, including CMBS and bridge lending.

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

On December 7, 2016, we entered into a securities repurchase agreement whereby we agreed to repurchase and cancel 464,000 Series D Preferred Shares at par for a purchase price of $11,600,000 which resulted in a decrease from 4,000,000 Series D Preferred Shares issued to 3,536,000 Series D Preferred Shares issued and outstanding.

As of December 31, 2016, the following RAIT securities are outstanding pursuant to the Purchase Agreement, in the aggregate: (i) 3,536,000 Series D Preferred Shares; (ii) Warrants exercisable for 9,931,000 Common Shares (which have subsequently adjusted to 11,035,875 shares as of the date of the filing of the Annual Report with the SEC); and (iii) Investor SARs exercisable with respect to 6,735,667 Common Shares (which have subsequently adjusted to 7,485,045 shares as of the filing of the Annual Report with the SEC). The number of Common Shares underlying the Warrants and Investor SARs and relevant exercise price are subject to further adjustment in defined circumstances.

The Series D Preferred Shares initially bore a cash coupon rate of 7.5%, which increased to 8.5% on October 1, 2015 and will increase again on October 1, 2018 and each anniversary thereafter by 50 basis points. They rank on parity with our existing outstanding preferred shares. Their liquidation preference is equal to $26.25 per share prior to October 1, 2017 and $25.00 per share thereafter. In defined circumstances, the Series D Preferred Shares are exchangeable for Series E Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share (the “Series E Preferred Shares”). The rights and preferences of the Series E Preferred Shares will be similar to those of the Series D Preferred Shares except, among other differences, the Series E Preferred Shares will be mandatorily redeemable upon a change of control, will have no put right, will not have the right to designate one trustee to the board except in the event of a payment default under the Series E Preferred Shares and have defined registration rights.

We have the right in limited circumstances to redeem the Series D Preferred Shares prior to the October 1, 2017 at a redemption price of $26.25 per share. On or after October 1, 2017, we may redeem all or a portion of the Series D Preferred Shares at any time at a redemption price of $25.00 per share. We may satisfy all or a portion of the redemption price for an optional redemption with an unsecured promissory note, or a preferred note, with a maturity date of 180 days from the applicable redemption date. From and after the occurrence of a defined mandatory redemption triggering event, each holder of Series D Preferred Shares may elect to have all or a portion of such holder’s Series D Preferred Shares redeemed by us at a redemption price of $26.25 per share prior to October 1, 2017 and $25.00 per share on or after October 1, 2017. We may satisfy all or a portion of the redemption price for certain of the mandatory redemption triggering events with a preferred note. We must redeem the Series D Preferred Shares with up to $44,200,000 of net proceeds received from the loans and other investments made with proceeds of the sales under the Investor Purchase Agreement from and after October 1, 2017, in the case of net proceeds from loans and investments other than CMBS loans, and from and after October 1, 2019, in the case of net proceeds from CMBS loans. Each case is at a redemption price of $25.00 per share. All amounts paid in connection with liquidation or for all redemptions of the Series D Preferred Shares must also include all accumulated and unpaid dividends to, but excluding, the redemption date.

The Warrants had an initial strike price of $6.00 per Common Share, subject to adjustment. As of the filing of this report, the strike price has adjusted to $5.39. The Warrants are exercisable until October 1, 2027. From and after the earlier of (i) October 1, 2017 or (ii) the occurrence of a defined mandatory redemption triggering event on the Series D Preferred Shares, the holders of Warrants may put their Warrants to us for a put redemption price equal to $1.23 per Common Share until October 1, 2018 and increasing to set amounts at set intervals thereafter. We may settle the exercise of the put in cash or, in the event of certain defined mandatory redemption triggering events, by way of a three year unsecured promissory note, or a combination of the foregoing. The Investor’s rights to put the Warrants to us as described above are at a price of $1.23 per Warrant prior to October 1, 2018, increasing to $1.60 on October 1, 2018 and further increasing to $1.99 on October 1, 2019 and thereafter.

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

The Warrants and Investor SARs were both determined to be classified as liabilities and had a combined fair value of $30,400,000 as of December 31, 2016. The Warrants contain a put feature which can only be settled by paying cash or issuing a note (i.e. transferring assets). This put feature is a distinguishing characteristic for liability classification. The Investor SARs, according to their terms, can only be settled in cash or the issuance of a note payable to the Investor. This requirement for cash settlement is also a distinguishing characteristic for liability classification. As a result, the initial fair value of the Warrants and Investor SARs are recorded as a liability and re-measured at each reporting period until the Warrants and Investor SARs are settled. Changes in fair value will be recorded in earnings as a component of the change in fair value of financial instruments in the consolidated statement of operations.

The following table summarizes the sales activity of the Series D Preferred Shares from the effective date of the agreement through December 31, 2016 (in 000s):

Aggregate purchase price		$100,000
Redemption		$(11,600)
Initial value of Warrants and Investor SARs issued to-date	(21,805)
Costs incurred	(6,834)
Total discount		(28,639)
Discount amortization to-date		21,820
Carrying amount of Series D Preferred Shares		$81,581

IRT

On December 20, 2016, the IRT Management Internalization was completed pursuant to the September 27, 2016 securities and asset purchase agreement (the “IRT Internalization Agreement”).  The IRT Management Internalization consisted of two parts: (i) the sale of Independence Realty Advisors, LLC (the “IRT Advisor”), which was our subsidiary and IRT’s external advisor, and (ii) the sale of certain assets and the assumption of certain liabilities relating to our multifamily property management business which we referred to as RAIT Residential, including property management contracts relating to apartment properties owned by ourselves, IRT, and third parties.  The purchase price paid by IRT for the IRT Management Internalization was $43,000,000 subject to certain pro rations at closing.  As part of the same agreement, we sold all of the 7,269,719 shares of IRT’s common stock owned by certain of our subsidiaries on October 5, 2016, realizing gross proceeds of approximately $62,200,000.  As the IRT Internalization Agreement resulted in our probable disposal of our investment in IRT, our advisory agreement with IRT and our multifamily property management business as well as a strategic shift in our operations and financial results, we concluded that these entities or distinguishable components of RAIT should be reported as discontinued operations as of September 30, 2016.  We deconsolidated IRT as of October 5, 2016.  While IRT was consolidated by RAIT, IRT was not considered a related party.  Subsequent to deconsolidation, IRT became a related party.  RAIT’s relationships with IRT are discussed below.

Fees and Expenses Received as IRT’s External Advisor

On December 20, 2016, in connection with the IRT Management Internalization, we sold IRT’s Advisor and, therefore, fees and expenses are no longer earned.

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

For the year ended December 31, 2016, we earned $7,092,000 of asset management fees.  It is noted that the quarterly asset management fee for the period ended December 31, 2016 was calculated by adjusting for the effect of the repurchase of IRT’s shares held by RAIT as well as the purchase price for IRT’s management internalization.  For the year ended December 31, 2016, we earned $350,000 of incentive fees, respectively. For the year ended December 31, 2016, $5,584,000 of these fees earned were eliminated in consolidation.  These fees are included within fees and other income in our consolidated statements of operations.

As of December 31, 2016, we had no receivables from IRT for asset management fees and incentive fees.

Property Management Fees Paid to Our Property Manager

On December 20, 2016, in connection with the IRT Management Internalization, we sold our multifamily property management business to IRT, which included all of the property management agreements for IRT’s properties.

We had entered into property management agreements with IRT with respect to each of IRT’s properties.  Pursuant to these property management agreements, IRT paid our multifamily property manager property management and construction management fees on a monthly basis up to 4.0% of the gross revenues from a property for each month. For the year ended December 31, 2016, we earned $4,769,000 of property management and construction management fees. For the year ended December 31, 2016, $3,776,000 of these fees earned were eliminated in consolidation. These fees are included within fees and other income in our consolidated statements of operations.

As of December 31, 2016, we had no receivables from IRT for property management and leasing fees.

IRT Dividends and IRT Repurchase of its Common Stock

On October 5, 2016, we sold all 7,269,719 shares of IRT’s common stock that we owned to IRT for approximately $62,200,000 in aggregate gross proceeds.

As of December 31, 2016, RAIT owned none of the outstanding shares of IRT’s common stock.  For the year ended December 31, 2016, we earned and subsequently received dividends of $3,926,000 related to shares of common stock owned by RAIT.  All of these dividends were eliminated in consolidation.

Indebtedness

During the year ended December 31, 2016, IRT repaid $38,075,000 of mortgage indebtedness held by us with proceeds from two property dispositions.  For the years ended December 31, 2016, we received $486,000 in exit fees pursuant to the contractual terms of the mortgage indebtedness.  Also for the year ended December 31, 2016, we received $361,000 of interest from IRT. All of the debt, fees and interest eliminated in consolidation.  There was no accrued interest receivable outstanding as of December 31, 2016.

Other Transactions with IRT Subsequent to the IRT Management Internalization (December 20, 2016 to December 31, 2016)

IRT paid RAIT $50,000 pursuant to a shared services agreement for the period ended December 31, 2016.  RAIT paid IRT $23,000 of property management fees.  IRT reimbursed RAIT $253,000 for compensation expense that RAIT paid to IRT employees.

Other

On December 20, 2016, Scott F. Schaeffer resigned from his position as Chief Executive Officer of RAIT and became the full-time Chief Executive Officer of IRT.  On the same date, Scott F. Schaeffer entered into a one year consulting agreement with RAIT for which he will receive compensation of $375,000.  In accordance with the Memorandum of Understanding dated September 26, 2016, which memorialized the terms of his resignation, RAIT granted to Scott F. Schaeffer an award of 150,000 Common Shares on December 23, 2016, and made a $500,000 cash payment in January 2017.  The shares subject to the award have restrictions on transfer that lift as to 50% on the six month anniversary and as to 50% on the one year anniversary of the grant date.

Trustee Independence

Our trust governance guidelines provide that, at all times, a majority of the Board must be comprised of persons who shall be independent within the meaning of RAIT’s Trustee independence standards, or the independence standards, set forth in our trust governance guidelines, which are available on our website at the address given above. Among the requirements in our independence standards is the requirement that the Trustee must meet all applicable requirements for independence under the listing standards of the primary exchange on which the Common Shares trade and that the Trustee must be an independent Trustee as that term is defined in our declaration of trust. The Board has determined that Mr. Malter, Mr. Batinovich, Mr. Farnesi, Ms. Kim, Mr. Sarkisian, Mr. Stempel and Mr. Wren each satisfy the independence standards, including the requirements for independence set out in Section 303A.02 of the rules of the NYSE, and that each of these Trustees has no material relationships with RAIT (other than being a Trustee and/or a shareholder of RAIT).

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table presents the aggregate fees billed by KPMG for each of the services listed below for each of our last two fiscal years.

	2016	2015
Audit Fees(1)	$1,605,000	$1,780,000
Audit-Related Fees(2)	164,450	310,050
Tax Fees(3)	278,000	250,000
All Other Fees(4)	-	-
Total (5)	$2,047,450	$2,340,050

(1)

Audit fees consist of the aggregate fees billed for professional services rendered by KPMG in connection with its audit of our consolidated financial statements, audit of internal controls relating to Section 404 of the Sarbanes-Oxley Act, and reviews of the unaudited consolidated interim financial statements that are normally provided in connection with statutory and regulatory filings or engagements for these fiscal years. Audit fees for 2016 and 2015 include fees of $150,000 and $335,000, respectively, associated with the registration and/or issuance of our securities during those years.

(2)

Audit-related fees consisted of the aggregate fees billed for assurance and related services rendered by KPMG that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not disclosed under “Audit Fees” above. These services consisted primarily of carrying out securitization agreed upon procedures.

(3)

Tax fees consist of the aggregate fees billed for professional services rendered by KPMG for tax, compliance, tax advice, and planning.  Tax fees for 2016 include $135,000 associated with our separation from and the internalization of Independence Realty Trust, Inc.

(4)

All other fees would consist of the aggregate fees billed for products and services provided by KPMG other than the services described under audit fees, audit-related fees and tax fees; however, no such products and services were provided in the relevant periods.

(5)	The total for 2016 and 2015 exclude $739,336 and $887,500, respectively, of fees paid by Independence Realty Trust, Inc. to KPMG.

Exchange Act rules generally require any engagement by a public company of an accountant to provide audit or non-audit services to be pre-approved by the Audit Committee of that public company. This pre-approval requirement is waived with respect to the provision of services other than audit, review or attest services if certain conditions set forth in Rule 2-01(c)(7)(i)(C) under the Exchange Act are met. All of the audit and audit- related services described above were pre-approved by the Audit Committee and, as a consequence, such services were not provided pursuant to a waiver of the pre-approval requirement set forth in this Rule. The Audit Committee has adopted the audit and non-audit services pre-approval guidelines copied below.

GUIDELINES OF RAIT FINANCIAL TRUST AUDIT COMMITTEE

FOR PRE-APPROVAL OF INDEPENDENT AUDITOR SERVICES

The Audit Committee (the “Committee”) of RAIT Financial Trust (“RAIT”) has adopted the following guidelines regarding the engagement of RAIT’s independent auditor to perform services for RAIT:

For audit services, the independent auditor will provide the Committee with an engagement letter with respect to any fiscal year sufficiently in advance of the fourth quarterly meeting of the Committee immediately preceding the end of that fiscal year, if practicable, and otherwise by the first quarterly meeting of the Committee in the following fiscal year outlining the scope of the audit services proposed to be performed relating to the fiscal year to be audited, together with a fee proposal which may include a range of fees. If agreed to by the Committee, this engagement letter and associated fee(s) will be formally accepted by the Committee at or before either its fourth or first quarterly Committee meeting.

For non-audit services, RAIT management will submit to the Committee for approval any non-audit services that it recommends the Committee engage the independent auditor to provide for any fiscal year. RAIT management and the independent auditor will each confirm to the Committee that any non-audit service so submitted is permissible under all applicable legal requirements, including the listing requirements of the NYSE. In addition to these planned non-audit services, a budget estimating the expense of any such non-audit service for that fiscal year will be provided. The Committee will approve both the permissible non-audit services and the budget for such services. The Committee will be informed routinely as to the non-audit services actually provided by the independent auditor pursuant to this pre-approval process.

To ensure prompt handling of unexpected matters, the Committee delegates to its Chairman or, if the Chairman is not reasonably available, any other member of the Committee, the authority to amend or modify the list of approved permissible non-audit services and fees. The Chairman or such other member, as the case may be, will report action taken to the Committee at the next Committee meeting.

The independent auditor must ensure that all audit and non-audit services provided to RAIT have been approved by the Committee. The Chief Financial Officer will be responsible for tracking all independent auditor fees against the budget for such services and report at least quarterly to the audit committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a)	The following documents are filed as part of this report.

(1) Financial Statements See Index to the Consolidated Financial Statements and Supplementary Data in Item 8 of the Original Form 10-K.
Supplemental Schedules:
Schedule II: Valuation and Qualifying Accounts. Previously filed with Original Form 10-K
Schedule III: Real Estate and Accumulated Depreciation. Previously filed with Original Form 10-K
Schedule IV: Mortgage Loans on Real Estate and Mortgage Related Receivables. Previously filed with Original Form 10-K

All other schedules are not applicable or are omitted since either (i) the required information is not material or (ii) the information required is included in the consolidated financial statements and notes thereto in the Original Form 10-K.

(2) Exhibits

The Exhibits furnished as part of this Form 10-K/A are identified in the Exhibit Index immediately following the signature pages of this Report. Such Exhibit Index is incorporated herein by reference.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAIT FINANCIAL TRUST

By:	/s/ SCOTT L. N. DAVIDSON
Scott L. N. Davidson Chief Executive Officer, President and Trustee

May 1, 2017

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

10.6.19	Share Award Grant Agreement, dated January 9, 2017, by and between RAIT Financial Trust and Scott L. N. Davidson. Previously filed with the Original Form 10-K.
10.6.20

Form of Share Appreciation Rights Award Agreement adopted under the RAIT 2012 Incentive Award Plan (“IAP”) on February 14, 2017. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on February 21, 2017. (File No. 1-14760).

10.6.21

Form of Share Award Grant Agreement for participants other than non-management trustees adopted under the IAP on February 14, 2017. Incorporated by reference to RAIOrT’s Form 8-K as filed with the SEC on February 21, 2017. (File No. 1-14760).

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

Exhibit Number	Description of Documents

10.18.2

Amendment No. 1 dated November 26, 2014 to the Capital on Demand Sales Agreement dated as of November 21, 2012 between RAIT Financial Trust, RAIT Partnership, L.P. and JonesTrading Institutional Services LLC. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on November 26, 2014 (File No. 1-14760).

10.19	Commitment by RAIT Financial Trust effective September 2, 2015. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on September 4, 2015 (File No. 1-14760).

12.1	Statements regarding computation of ratios as of December 31, 2016. Previously filed with Original Form 10-K.

21.1	List of Subsidiaries. Previously filed with Original Form 10-K.

23.1	Consent of KPMG LLP. Previously filed with Original Form 10-K.

31.1	Chief Executive Officer Section 302 Certification. Previously filed with Original Form 10-K.
.
31.2 31.3 31.4

Chief Financial Officer Section 302 Certification. Previously filed with Original Form 10-K.

Chief Executive Officer Section 302 Certification. Filed herewith.

Chief Financial Officer Section 302 Certification. Filed herewith.

32.1	Section 1350 Certification by the Chief Executive Officer of RAIT. Previously filed with Original Form 10-K.

32.2	Section 1350 Certification by the Chief Financial Officer of RAIT. Previously filed with Original Form 10-K.

99.1	Material U.S. Federal Income Tax Considerations. Previously filed with Original Form 10-K.

101

Pursuant to Rule 405 of Regulation S-T, the following financial information from RAIT’s Annual Report on Form 10-K for the period ended December 31, 2016 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the three years ended December 31, 2016; (ii) Consolidated Balance Sheets as of December 31, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three years ended December 31, 2016; (iv) Consolidated Statements of Cash Flows for three years ended December 31, 2016; and (v) Notes to Consolidated Financial Statements. Previously filed with Original Form 10-K.