Form 10-Q
period 2017-03-31
RAIT Financial Trust
filed 2017-05-05
CIK 1045425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

or

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

A total of 92,691,743 common shares of beneficial interest, par value $0.03 per share, of the registrant were outstanding as of May 3, 2017.

RAIT FINANCIAL TRUST

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

RAIT Financial Trust

Consolidated Balance Sheets

(Unaudited and dollars in thousands, except share and per share information)

	As of March 31, 2017	As of December 31, 2016
Assets
Investment in mortgages and loans:
Commercial mortgages, mezzanine loans, and preferred equity interests	$1,315,539	$1,292,639
Allowance for loan losses	(13,531)	(12,354)
Total investment in mortgages and loans, net (including $1,097,905 and $1,184,588 held by consolidated VIEs, respectively)	1,302,008	1,280,285
Investments in real estate, net of accumulated depreciation of $114,179 and $138,214, respectively (including $141,179 and $192,070 held by consolidated VIEs, respectively)	580,051	716,432
Cash and cash equivalents	96,432	110,531
Restricted cash	141,610	190,179
Accrued interest receivable	36,176	36,271
Other assets	49,080	53,878
Intangible assets, net of accumulated amortization of $19,589 and $22,230, respectively	17,258	19,267
Total assets	$2,222,615	$2,406,843
Liabilities and Equity
Indebtedness, net of unamortized discounts, premiums and deferred financing costs of $31,273 and $36,892, respectively (including $1,109,403 and $1,288,258 held by consolidated VIEs, respectively)	$1,623,133	$1,751,082
Accrued interest payable	9,591	8,347
Accounts payable and accrued expenses	14,033	20,016
Deferred taxes, borrowers’ escrows and other liabilities	145,377	168,047
Total liabilities	1,792,134	1,947,492
Series D cumulative redeemable preferred shares, $0.01 par value per share, 4,000,000 shares authorized, 3,536,000 and 3,536,000 shares issued and outstanding, respectively	83,505	81,581
Equity:
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 25,000,000 shares authorized;
7.75% Series A cumulative redeemable preferred shares, liquidation preference $25.00 per share, 8,069,288 shares authorized, 5,344,353 and 5,344,353 shares issued and outstanding, respectively	53	53
8.375% Series B cumulative redeemable preferred shares, liquidation preference $25.00 per share, 4,300,000 shares authorized, 2,340,969 and 2,340,969 shares issued and outstanding, respectively	23	23
8.875% Series C cumulative redeemable preferred shares, liquidation preference $25.00 per share, 3,600,000 shares authorized, 1,640,425 and 1,640,425 shares issued and outstanding, respectively	17	17
Series E cumulative redeemable preferred shares, $0.01 par value per share, 4,000,000 shares authorized	—	—
Common shares, $0.03 par value per share, 200,000,000 shares authorized 92,691,743 and 92,295,478 issued and outstanding, respectively, including 1,332,292 and 1,079,193 unvested restricted common share awards, respectively	2,781	2,769
Additional paid in capital	2,092,695	2,093,257
Retained earnings (deficit)	(1,754,099)	(1,723,735)
Total shareholders’ equity	341,470	372,384
Noncontrolling interests	5,506	5,386
Total equity	346,976	377,770
Total liabilities and equity	$2,222,615	$2,406,843

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Operations

(Unaudited and dollars in thousands, except share and per share information)

	For the Three Months Ended March 31,
	2017	2016
Revenue:
Investment interest income	$17,650	$25,802
Investment interest expense	(9,773)	(9,320)
Net interest margin	7,877	16,482
Property income	20,065	30,055
Fee and other income	1,661	2,114
Total revenue	29,603	48,651
Expenses:
Interest expense	10,143	15,870
Real estate operating expense	10,634	14,848
Property management expenses	2,213	2,167
General and administrative expenses:
Compensation expense	3,487	3,625
Other general and administrative expense	2,705	3,215
Total general and administrative expenses	6,192	6,840
Acquisition expense	172	109
Provision for loan losses	1,535	1,325
Depreciation and amortization expense	9,754	12,673
IRT internalization and management transition expenses	736	-
Shareholder activism expenses	694	-
Total expenses	42,073	53,832
Operating (Loss) Income	(12,470)	(5,181)
Interest and other income (expense), net	14	61
Gains (losses) on assets	12,006	(195)
Gains (losses) on deconsolidation of properties	(15,947)	-
Gains (losses) on extinguishments of debt	3,186	344
Asset impairment	(7,424)	(3,922)
Change in fair value of financial instruments	(1,153)	(4,088)
Income (loss) before taxes	(21,788)	(12,981)
Income tax benefit (provision)	249	993
Income (loss) from continuing operations	(21,539)	(11,988)
Discontinued operations:
Income (loss) from discontinued operations	-	1,485
Net income (loss)	(21,539)	(10,503)
(Income) loss allocated to preferred shares	(8,526)	(8,520)
(Income) loss allocated to noncontrolling interests	(20)	1,179
Net income (loss) allocable to common shares	$(30,085)	$(17,844)
Amount attributable to common shares
Net income (loss) available to common shares from continuing operations	$(30,085)	$(19,363)
Net income (loss) available to common shares from discontinued operations	-	1,519
Net income (loss)	$(30,085)	$(17,844)
Earnings (loss) per share-Basic:
Earnings (loss) per share from continuing operations	$(0.33)	$(0.22)
Earnings (loss) per share from discontinued operations	$—	$0.02
Earnings (loss) per share-Basic	$(0.33)	$(0.20)
Weighted-average shares outstanding-Basic	91,300,812	91,018,160
Earnings (loss) per share-Diluted:
Earnings (loss) per share from continuing operations	$(0.33)	$(0.22)
Earnings (loss) per share from discontinued operations	$—	$0.02
Earnings (loss) per share-Diluted	$(0.33)	$(0.20)
Weighted average shares outstanding-Diluted	91,300,812	91,018,160

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited and dollars in thousands)

	For the Three Months Ended March 31,
	2017	2016
Net income (loss)	$(21,539)	$(10,503)
Other comprehensive income (loss):
Change in fair value of interest rate hedges	—	(120)
Realized (gains) losses on interest rate hedges reclassified to earnings	—	2,403
Total other comprehensive income from continuing operations	—	2,283
Discontinued operations:
Other comprehensive income (loss) from discontinued operations	—	(18)
Total other comprehensive income	—	2,265
Comprehensive income (loss) before allocation to noncontrolling interests	(21,539)	(8,238)
Allocation to noncontrolling interests	(20)	1,179
Comprehensive income (loss) allocable to common shares	$(21,559)	$(7,059)

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statement of Changes in Equity

(Unaudited and dollars in thousands, except share information)

	Preferred Shares— Series A	Par Value Preferred Shares— Series A	Preferred Shares— Series B	Par Value Preferred Shares— Series B	Preferred Shares— Series C	Par Value Preferred Shares— Series C	Common Shares	Par Value Common Shares	Additional Paid In Capital	Retained Earnings (Deficit)	Total Shareholders’ Equity	Non-controlling Interests	Total Equity
Balance, December 31, 2016	5,344,353	$53	2,340,969	$23	1,640,425	$17	92,295,478	$2,769	$2,093,257	$(1,723,735)	$372,384	$5,386	$377,770
Net income (loss)	—	—	—	—	—	—	—	—	—	(21,559)	(21,559)	20	(21,539)
Preferred shares issued, net	—	—	—	—	—	—	—	—	—	—	—	—	—
Preferred dividends	—	—	—	—	—	—	—	—	—	(6,602)	(6,602)	—	(6,602)
Preferred Series D discount amortization	—	—	—	—	—	—	—	—	—	(1,924)	(1,924)	—	(1,924)
Common dividends declared	—	—	—	—	—	—	—	—	—	(279)	(279)	—	(279)
Other comprehensive income (loss), net	—	—	—	—	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	536,784	16	344	—	360	—	360
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	66	66
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(20)	(20)
Derecognition of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	54	54
Common shares activity related to equity compensation	—	—	—	—	—	—	(142,658)	(4)	(906)	—	(910)	—	(910)
Common shares issued, net	—	—	—	—	—	—	2,139	—	—	—	—	—	—
Balance, March 31, 2017	5,344,353	$53	2,340,969	$23	1,640,425	$17	92,691,743	$2,781	$2,092,695	$(1,754,099)	$341,470	$5,506	$346,976

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Cash Flows

(Unaudited and dollars in thousands)

	For the Three Months Ended March 31,
	2017	2016
Operating activities:
Net income (loss)	$(21,539)	$(10,503)
Adjustments to reconcile net income (loss) to cash flow from operating activities:
Provision for loan losses	1,535	1,325
Share-based compensation expense	344	1,273
Depreciation and amortization expense	9,754	24,276
Amortization of deferred financing costs and debt discounts	4,018	6,076
Deferral of loan origination fee and costs, net	272	(1,457)
Amortization of above/below market leases	(327)	(424)
(Gains) losses on assets	(12,006)	(2,258)
(Gains) losses on extinguishments of debt	(3,186)	(344)
Losses on deconsolidation of properties	15,947	—
(Gains) on IRT merger with TSRE	—	(91)
Asset impairment	7,424	3,922
Change in fair value of financial instruments	1,153	4,088
Provision (benefit) for deferred taxes	—	(1,108)
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	97	(2,653)
Decrease (increase) in other assets	1,911	(3,701)
Increase in accrued interest payable	2,202	3,486
(Decrease) in accounts payable and accrued expenses	(5,210)	(9,453)
Increase in borrowers' escrows and other liabilities	504	4,907
Origination of conduit loans	—	(8,800)
Cash flows provided by operating activities	2,893	8,561
Investing activities:
Origination of loans for investment	(115,000)	(35,591)
Principal repayments on loans	90,238	55,052
Investments in real estate	(2,002)	(7,521)
IRT's acquisition of TSRE, net of cash acquired	—	91
Proceeds from the disposition of real estate	71,808	23,286
(Increase) decrease in restricted cash	41,317	7,265
Cash flows provided by investing activities	86,361	42,582
Financing activities:
Repayments on secured credit facilities and loans payable on real estate	(402)	(74,266)
Proceeds from secured credit facilities, term loans and loans payable on real estate	—	53,476
Repayments and repurchase of CDO notes payable and floating rate securitizations	(170,123)	(84,065)
Repayments of senior secured notes	(32,000)	(2,000)
Net proceeds related to conduit loan repurchase agreements	—	4,049
Net proceeds related to floating rate loan repurchase agreements	102,896	21,685
Proceeds from issuance of other indebtedness	17,022	24,796
Distribution to noncontrolling interests	(20)	(7,774)
Issuance of noncontrolling interests	66	68
Payments for deferred costs	(91)	(467)
Common share issuance, net of costs incurred	(894)	(489)
Distributions paid to preferred shareholders	(11,326)	(8,955)
Distributions paid to common shareholders	(8,481)	(8,518)
Cash flows (used in) financing activities	(103,353)	(82,460)
Net change in cash and cash equivalents	(14,099)	(31,317)
Net change in cash and cash equivalents from discontinued operations	—	(16,161)
Net change in cash and cash equivalents from continuing operations	(14,099)	(15,156)
Cash and cash equivalents at the beginning of the period	110,531	87,581
Cash and cash equivalents at the end of the period	$96,432	$72,425

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2017

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 1: THE COMPANY

RAIT Financial Trust is an internally-managed real estate investment trust focused on providing commercial real estate financing throughout the United States. References to “RAIT”, “we”, “us”, and “our” refer to RAIT Financial Trust and its subsidiaries, unless the context otherwise requires. RAIT is a self-managed and self-advised Maryland real estate investment trust, or REIT.

We finance a substantial portion of our investments through borrowing and securitization strategies seeking to match the maturities and terms of our financings with the maturities and terms of those investments.

On December 20, 2016, the management internalization of one of our previously consolidated variable interest entities, Independence Realty Trust, Inc., or IRT, was completed pursuant to the September 27, 2016 securities and asset purchase agreement, or the IRT internalization agreement.  The IRT management internalization consisted of two parts: (i) the acquisition of Independence Realty Advisors, LLC, or the IRT advisor, which was our subsidiary and IRT’s external advisor, and (ii) the acquisition of certain assets and the assumption of certain liabilities relating to our multifamily property management business which we referred to as RAIT Residential, including property management contracts relating to apartment properties owned by ourselves, IRT, and third parties.  The purchase price paid by IRT for the IRT management internalization was $43,000, subject to certain pro rations at closing.  As part of the same agreement, we sold all of the 7,269,719 shares of IRT’s common stock owned by certain of our subsidiaries on October 5, 2016.  See Note 16: Discontinued Operations for further information regarding the IRT management internalization and its effects on our financial statements.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles, or GAAP. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although we believe that the included disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2016 included in our Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position and consolidated results of operations and cash flows are included. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

The Consolidated Statement of Operations for the three-month period ended March 31, 2016 includes the impact of correcting the reporting of certain activity that occurred in the three-month period ended March 31, 2016. Specifically, the correction adjusts a clerical error made in the determination of the amount of investment interest expense by increasing investment interest expense and decreasing interest expense by $1,424 for the three-month period ended March 31, 2016. This correction had no impact to any other periods. We evaluated this correction and determined, based on quantitative and qualitative factors, that the change was not material to the consolidated financial statements taken as a whole for any previously filed consolidated financial statements.

For the three months ended March 31, 2016, certain entities or distinguishable components of RAIT have been presented as discontinued operations. As of December 31, 2016, these discontinued operations were disposed of. See Note 16: Discontinued Operations for further information.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2017

(Unaudited and dollars in thousands, except share and per share amounts)

Under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 810, “Consolidation”, the determination of whether to consolidate a VIE is based on the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance together with either the obligation to absorb losses or the right to receive benefits that could be significant to the VIE. We define the power to direct the activities that most significantly impact the VIE’s economic performance as the ability to buy, sell, refinance, or recapitalize assets or entities, and solely control other material operating events or items of the entity. For our commercial mortgages, mezzanine loans, and preferred equity investments, certain rights we hold are protective in nature and would preclude us from having the power to direct the activities that most significantly impact the VIE’s economic performance. Assuming both criteria are met, we would be considered the primary beneficiary and would consolidate the VIE. We will continually assess our involvement with VIEs and consolidate the VIEs when we are the primary beneficiary. See Note 8: Variable Interest Entities for additional disclosures pertaining to VIEs.

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

e. Restricted Cash

Restricted cash consists primarily of tenant escrows and borrowers’ funds held by us to fund certain expenditures or to be released at our discretion upon the occurrence of certain pre-specified events, and to serve as additional collateral for borrowers’ loans.  As of March 31, 2017 and December 31, 2016, we had $109,941 and $121,395, respectively, of tenant escrows and borrowers’ funds.

Restricted cash also includes proceeds from the issuance of CDO notes payable by securitizations that are restricted for the purpose of funding additional investments in securities subsequent to the balance sheet date.  As of March 31, 2017 and December 31, 2016, we had $31,669 and $68,784, respectively, of restricted cash held by securitizations.

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

g. Allowance for Loan Losses, Impaired Loans and Non-accrual Status

We maintain an allowance for loan losses on our investments in commercial mortgages, mezzanine loans and preferred equity interests. Management’s periodic evaluation of the adequacy of the allowance is based upon expected and inherent risks in the portfolio, the estimated value of underlying collateral, and current economic conditions. The credit quality of our loans is monitored via quantitative and qualitative metrics.  Quantitatively we evaluate items such as the current debt service coverage ratio and annual net operating income of the underlying property.  Qualitatively we evaluate items such as recent operating performance of the

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2017

(Unaudited and dollars in thousands, except share and per share amounts)

underlying property and history of the borrower’s ability to provide financial support.  These items together are considered in developing our view of each loan’s risk rating which are categorized as either impaired or satisfactory. Management reviews loans for impairment and establishes specific reserves when a loss is probable under the provisions of FASB ASC Topic 310, “Receivables.” A loan is impaired when it is probable that we may not collect all principal and interest payments according to the contractual terms. As part of the detailed loan review, we consider many factors about the specific loan, including payment history, asset performance, borrower’s financial capability and other characteristics. Management evaluates loans for non-accrual status each reporting period. A loan is placed on non-accrual status when the loan payment deficiencies exceed 90 days unless it is well secured and in the process of collection, or if the collection of principal and interest in full is not probable. Payments received for non-accrual loans are applied to principal until the loan is removed from non-accrual status. Loans are generally removed from non-accrual status when they are making current interest payments. The allowance for loan losses is increased by the provision for loan losses and decreased by charge-offs (net of recoveries). We charge off a loan when we determine that all commercially reasonable means of recovering the loan balance have been exhausted.  This may occur at a variety of times, including when we receive cash or other assets in a pre-foreclosure sale or take control of the underlying collateral in full satisfaction of the loan upon foreclosure.  We consider circumstances such as these to indicate that the loan collection process has ceased and that a loan is uncollectible.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2017

(Unaudited and dollars in thousands, except share and per share amounts)

i. Revenue Recognition

1)

Interest income—We recognize interest income from investments in commercial mortgage loans, mezzanine loans, and preferred equity interests on a yield to maturity basis. Certain of our commercial mortgage loans, mezzanine loans and preferred equity interests provide for the accrual of interest at specified rates which differ from current payment terms. Interest income is recognized on such loans, the majority of which were originated prior to 2011, at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible. Management will cease accruing interest on these loans when it determines that collection of the interest income is not probable based on the value of the underlying collateral using discounted cash flow models and market based assumptions.  The accrued interest receivable associated with these loans as of March 31, 2017 and December 31, 2016 was $30,352 and $29,845, respectively.  These loans are considered to be impaired when the total contractual amount owed exceeds the estimated value of the underlying collateral.  One of these loans, with an unpaid principal balance of $12,869, was considered to be impaired as of March 31, 2017 and December 31, 2016.

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

3)

Fee and other income—We generate fee and other income through our various subsidiaries by (a) funding conduit loans for sale into unaffiliated commercial mortgage-backed securities, or CMBS, securitizations, (b) providing or arranging to provide financing to our borrowers, (c) providing ongoing asset management services to investment portfolios under cancelable management agreements, and (d) providing property management services to third parties. We recognize revenue for these activities when the fees are fixed or determinable, are evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided. While we may receive asset management fees when they are earned, we eliminate earned asset management fee income from securitizations while such securitizations are consolidated. During the three months ended March 31, 2017 and 2016, we earned $273 and $402, respectively, of asset management fees, which were eliminated as they were associated with consolidated securitizations.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2017

(Unaudited and dollars in thousands, except share and per share amounts)

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

•

Level 2: Valuations are based on quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or for which all significant inputs are observable, either directly or indirectly. Fair value assets and liabilities that are generally included in this category are derivatives where the fair value is based on observable market inputs.

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

As of March 31, 2017

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

l. Deferred Financing Costs

Costs incurred in connection with debt financing are deferred and classified within indebtedness and charged to interest expense over the terms of the related debt agreements, under the effective interest method.

m. Intangible Assets

Intangible assets on our consolidated balance sheets represent identifiable intangible assets acquired in business acquisitions. We amortize identified intangible assets to expense over their estimated lives using the straight-line method. We evaluate intangible assets for impairment as events and circumstances change, in accordance with FASB ASC Topic 360, “Property, Plant, and Equipment.” The gross carrying amount for our customer relationships was $11,514 and $12,276 as of March 31, 2017 and December 31, 2016, respectively. The gross carrying amount for our in-place leases and above market leases was $23,833 and $26,122 as of March 31, 2017 and December 31, 2016, respectively. The gross carrying amount for Urban Retail’s trade name was $1,500 as of March 30, 2017 and December 31, 2016. The accumulated amortization for our intangible assets was $19,589 and $22,230 as of March 31, 2017 and December 31, 2016, respectively. We recorded amortization expense of $2,647 and $2,322 for the three months ended March 31, 2017 and 2016, respectively. Based on the intangible assets identified above, we expect to record amortization expense of intangible assets of $3,273 for the remainder of 2017, $3,220 for 2018, $2,685 for 2019, $2,133 for 2020, $1,840 for 2021 and $4,106 thereafter.  As of March 31, 2017, we have determined that no triggering events occurred that would indicate an impairment to our intangible assets.

n. Derivative Instruments

In accordance with FASB ASC Topic 815, “Derivatives and Hedging”, we measure each derivative instrument at fair value and record such amounts in our consolidated balance sheet as either an asset or liability. For derivatives designated as fair value hedges, derivatives not designated as hedges, or for derivatives designated as cash flow hedges associated with debt for which we elected the fair value option under FASB ASC Topic 825, “Financial Instruments”, the changes in fair value of the derivative instrument are recorded in earnings. For derivatives designated as cash flow hedges, the changes in the fair value of the effective portions of the derivative are reported in other comprehensive income. Changes in the ineffective portions of cash flow hedges, if any, are recognized in earnings.

The Chicago Mercantile Exchange (“CME”) and the London Clearing House (“LCH”) recently made amendments to their respective rules that resulted in the prospective accounting treatment of variation margin payments (certain daily payments that were

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2017

(Unaudited and dollars in thousands, except share and per share amounts)

historically accounted for as collateral) being considered settlements of their related derivatives. While the CME rule, which became effective in January 2017, is mandatory, the LCH rule allows a clearing member institution the option to adopt the rule changes on an individual contract or portfolio basis.  As of March 31, 2017, $2,525 of notional of our derivative contracts were cleared on the CME and $12,650 were cleared on the LCH.  The fair value of our CME derivative contract was inconsequential as of March 31, 2017. As of March 31, 2017, our LCH clearing member institution has not adopted the new rule change. Therefore, there has been no change to the accounting for the derivatives cleared through the LCH, and variation margin payments related to these derivatives remain accounted for as collateral.

o. Goodwill

Goodwill on our consolidated balance sheet represented the amounts paid in excess of the fair value of the net assets acquired from business acquisitions accounted for under FASB ASC Topic 805, “Business Combinations.” Pursuant to FASB ASC Topic 350, “Intangibles-Goodwill and Other”, goodwill is not amortized to expense but rather is analyzed for impairment. We evaluate goodwill for impairment on an annual basis and as events and circumstances change, in accordance with FASB ASC Topic 350. As of March 31, 2017 and December 31, 2016, we have $8,342 of goodwill that is included in Other Assets in the accompanying consolidated balance sheets. As of March 31, 2017, we have determined that no triggering events occurred that would indicate an impairment on our goodwill.

p. Income Taxes

RAIT, Taberna Realty Finance Trust, or TRFT, the RAIT Venture REITs, and IRT have each elected to be taxed as a REIT and to comply with the related provisions of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. As of October 5, 2016, IRT was no longer consolidated by RAIT.  Refer to Note 16: Discontinued Operations for further discussion. In February 2016 and January 2017, in conjunction with the ventures described in Note 5: Indebtedness and Note 8: Variable Interest Entities, we created two new entities that elected to be taxed as REITs, which we refer to as the RAIT Venture VIEs.  These entities hold the FL-5 and FL-6 junior notes for the aforementioned ventures.  Accordingly, we generally will not be subject to U.S. federal income tax to the extent of our dividends to shareholders and as long as certain asset, income and share ownership tests are met. If we were to fail to meet these requirements, we would be subject to U.S. federal income tax, which could have a material adverse impact on our results of operations and amounts available for dividends to our shareholders. Management believes that all of the criteria to maintain RAIT’s, TRFT’s, the RAIT Venture VIEs and, in the relevant period, IRT’s REIT qualification have been met for the applicable periods, but there can be no assurance that these criteria will continue to be met in subsequent periods.

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

In prior years, our TRS entities generated taxable revenue primarily from (i) advisory fees for services provided to IRT, (ii) property management fees for services provided to RAIT properties, IRT properties and third-party properties, and (iii) fees and other income from our CMBS lending business.  In the current year, our TRS entities generate taxable revenue primarily from (i) property management fees for services provided to RAIT properties and third-party properties, and (ii) fees and other income from our CMBS lending business. In consolidation, the advisory fees and property management fees related to IRT were eliminated through October 5, 2016 and property management fees related to RAIT properties were eliminated in their entirety. Nonetheless, all income taxes are expensed and are paid by the TRSs in the year in which the revenue is received. These income taxes are not eliminated when the related revenue is eliminated in consolidation.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2017

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

As part of our change in strategic direction and to decrease administrative processes, during the year ended December 31, 2016, we moved our active TRS entities under a single holding company. We elected a November 30th taxable year end for the TRS holding company. We estimated the effective tax rate and current income tax liability as of December 31, 2016 by projecting activity for the full taxable year ended November 30, 2017. As we projected ordinary taxable income for the TRS holding company for its taxable year ended November 30, 2017, we recognized a current income tax liability as of December 31, 2016. As of March 31, 2017, we updated our projections for 2017 and are now projecting an ordinary loss position for taxable year 2017 for the TRS holding company. As a result, we reversed the current income tax liability accrued as of December 31, 2016, which generated a current income tax benefit of $249 for the three months ended March 31, 2017.

q. Shareholder Activism Expenses

During the three months ended March 31, 2017, we incurred additional expenses beyond those normally associated with soliciting proxies for our annual meeting of shareholders as a result of responding to an unsolicited and nonbinding externalization of management proposal as well as an activist campaign threatened by an activist investor. These expenses totaled $694 and are presented as shareholder activism expenses in our consolidated statements of operations.

r. Recent Accounting Pronouncements

Adopted within these Financial Statements

In March 2016, the FASB issued an accounting standard classified under FASB ASC Topic 815, “Derivatives and Hedging”.  This accounting standard clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met.  This standard was effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those fiscal years.  This standard did not have an impact on our consolidated financial statements.

In March 2016, the FASB issued an accounting standard classified under FASB ASC Topic 815, “Derivatives and Hedging”. This accounting standard clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts.  This accounting standard clarifies what steps are required when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative.  Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks.  This standard was effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those fiscal years.  This standard did not have an impact on our consolidated financial statements.

In March 2016, the FASB issued an accounting standard classified under FASB ASC Topic 718, “Compensation – Stock Compensation”.  This accounting standard simplifies several aspects of the accounting for share-based payment award transactions, including: (i) income tax consequences; (ii) classification of awards as either equity or liabilities; and (iii) classification on the statement of cash flows.  This standard was effective for annual periods beginning after December 15, 2016, and interim period within those annual periods.  This standard did not have a material impact on our consolidated financial statements.

In October 2016, the FASB issued an accounting standard classified under FASB ASC Topic 810, “Consolidation”.  The amendments in this accounting standard provide guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE.  The amendments in this accounting standard do not change the

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2017

(Unaudited and dollars in thousands, except share and per share amounts)

characteristics of a primary beneficiary in current GAAP.  A primary beneficiary of a VIE has both of the following characteristics: (i) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.  If a reporting entity satisfies the first characteristic of a primary beneficiary (such that it is the single decision maker of a VIE), the amendments in this accounting standard require that the reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, to include all of its direct variable interest in a VIE and, on a proportionate basis, its indirect variable interest in a VIE held through related parties, including related parties that are under common control with the reporting entity.  If after performing that assessment, a reporting entity that is the single decision maker of a VIE concludes that it does not have the characteristics of a primary beneficiary, the amendments continue to require that the reporting entity evaluate whether it and one or more of its related parties under common control, as a group, have the characteristics of a primary beneficiary.  The amendments in this accounting standard were effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  This standard did not have an impact on our consolidated financial statements.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2017

(Unaudited and dollars in thousands, except share and per share amounts)

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

In January 2017, the FASB issued an accounting standard classified under FASB ASC Topic 805, “Business Combinations’. The amendments in this accounting standard clarify the definition of a business by more clearly outlining the requirements for an integrated set of assets and activities to be considered a business and by establishing a practical framework to determine when the integrated set of assets and activities is a business. The amendments in this accounting standard are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for transactions not yet reflected in the financial statements. Management expects that this standard will result in fewer acquisitions of real estate meeting the definition of a business and fewer acquisition-related costs being expensed in the period incurred.

In January 2017, the FASB issued an accounting standard classified under FASB ASC Topic 350, “Intangibles – Goodwill and Other”. The amendments in this accounting standard removes step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. As a result, a goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The amendments in this accounting standard are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption of the amendments in this standard is permitted.  Management is currently evaluating the impact that these standards may have on our consolidated financial statements.

In February 2017, the FASB issued an accounting standard classified under FASB ASC Subtopic 610-20, “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets”. The amendments in this accounting standard clarifies what constitutes an “in substance nonfinancial asset” and changes the accounting for partial sales of nonfinancial assets to be more consistent with the accounting for a sale of a business. The amendments in this accounting standard are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption of the amendments in this standard is permitted. Management is currently evaluating the impact that these standards may have on our consolidated financial statements.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2017

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 3: INVESTMENTS IN COMMERCIAL MORTGAGE LOANS, MEZZANINE LOANS AND PREFERRED EQUITY INTERESTS

The following table summarizes our investments in commercial mortgage loans, mezzanine loans and preferred equity interests as of March 31, 2017:

	Unpaid Principal Balance	Unamortized (Discounts) Premiums	Carrying Amount	Number of Loans	Weighted- Average Coupon (1)	Range of Maturity Dates
Commercial Real Estate (CRE)
Commercial mortgage loans (2)	$1,189,646	$(801)	$1,188,845	93	5.9%	Apr. 2017 - Dec. 2025
Mezzanine loans	88,070	45	88,115	21	9.9%	Apr. 2017 - May 2025
Preferred equity interests	40,329	(1)	40,328	16	8.7%	Nov. 2018 - Jan. 2029
Total CRE	1,318,045	(757)	1,317,288	130	6.3%
Deferred fees and costs, net (3)	(1,749)	-	(1,749)
Total	$1,316,296	$(757)	$1,315,539
(1)	Weighted-average coupon is calculated on the unpaid principal balance, which does not necessarily correspond to the carrying amount.
(2)

Commercial mortgage loans include two conduit loans with unpaid principal balances and carrying amounts totaling $20,088, a weighted-average coupon of 4.8%, and maturity dates ranging from June 2025 through December 2025. These commercial mortgage loans are accounted for as loans held for sale.

(3)	Includes $6,600 of deferred fees, net of $4,851 of deferred costs.

The following table summarizes our investments in commercial mortgage loans, mezzanine loans and preferred equity interests as of December 31, 2016:

	Unpaid Principal Balance	Unamortized (Discounts) Premiums	Carrying Amount	Number of Loans	Weighted- Average Coupon (1)	Range of Maturity Dates
Commercial Real Estate (CRE)
Commercial mortgage loans (2)	$1,162,233	$(852)	$1,161,381	94	5.8%	Jan. 2017 to Dec. 2025
Mezzanine loans	89,811	45	89,856	23	9.9%	Feb. 2017 to Jun. 2027
Preferred equity interests	42,830	(1)	42,829	17	8.2%	Jan. 2017 to Jan. 2029
Total CRE	1,294,874	(808)	1,294,066	134	6.1%
Deferred fees and costs, net (3)	(1,427)	—	(1,427)
Total	$1,293,447	$(808)	$1,292,639
(1)	Weighted-average coupon is calculated on the unpaid principal balance, which does not necessarily correspond to the carrying amount.
(2)

Commercial mortgage loans include two conduit loans with unpaid principal balances and carrying amounts totaling $20,181, a weighted-average coupon of 4.8%, and maturity dates ranging from June 2025 through December 2025. These commercial mortgage loans are accounted for as loans held for sale.

(3)	Includes $5,978 of deferred fees, net of $4,551 of deferred costs.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2017

(Unaudited and dollars in thousands, except share and per share amounts)

A loan is placed on non-accrual status if it is delinquent for 90 days or more or if there is uncertainty over full collection of principal and interest, which generally includes our impaired loans that have reserves. The following table summarizes the delinquency statistics of our commercial real estate loans as of March 31, 2017 and December 31, 2016:

	As of March 31, 2017
Delinquency Status	Current	30 to 59 days	60 to 89 days	90 days or more	In foreclosure or bankruptcy proceedings	Total	Non-accrual (1)
Commercial mortgage loans	$1,143,919	$45,727	$—	$—	$—	$1,189,646	$106,737
Mezzanine loans	86,691	—	—	1,379	—	88,070	5,379
Preferred equity interests	40,329	—	—	—	—	40,329	3,650
Total	$1,270,939	$45,727	$—	$1,379	$—	$1,318,045	$115,766
(1)

Includes four loans that were current and one loan that is 30 to 59 days past due in accordance with their terms, but are on non-accrual due to uncertainty over whether we will fully collect principal and interest.

	As of December 31, 2016
Delinquency Status	Current	30 to 59 days	60 to 89 days	90 days or more	In foreclosure or bankruptcy proceedings	Total	Non-Accrual (1)
Commercial mortgage loans	$1,111,898	$50,335	$—	$—	$—	$1,162,233	$113,509
Mezzanine loans	88,432	—	—	1,379	—	89,811	1,379
Preferred equity interests	42,830	—	—	—	—	42,830	6,150
Total	$1,243,160	$50,335	$—	$1,379	$—	$1,294,874	$121,038

(1)      Includes five loans that are current and one loan that is 30 to 59 days past due in accordance with their terms, but are on non-accrual due to uncertainty over whether we will fully collect principal and interest.

As of March 31, 2017 and December 31, 2016, all of our commercial mortgage loans, mezzanine loans and preferred equity interests that were 90 days or more past due or in foreclosure were on non-accrual status.  As of March 31, 2017 and December 31, 2016, $115,766 and $121,038, respectively, of our commercial real estate loans were on non-accrual status and had a weighted-average interest rate of 6.2% and 5.8%, respectively. Also, as of March 31, 2017 and December 31, 2016, four loans with an unpaid principal balance of $28,930 and a weighted average interest rate of 12.6%were recognizing interest on the cash basis. Additionally, as of March 31, 2017 and December 31, 2016, one loan, with an unpaid principal balance of $18,500, which had previously been restructured in a troubled debt restructuring, or TDR, did not accrue interest in accordance with its restructured terms as it has the option to be prepaid at par.

Allowance For Loan Losses And Impaired Loans

We closely monitor our loans which require evaluation for loan loss in two categories: satisfactory and watchlist. Loans classified as satisfactory are loans which are performing consistent with our expectations. Loans classified as watchlist are generally loans which have performed below our expectations, have credit weaknesses or in which the credit quality of the collateral has deteriorated. This is determined by evaluating quantitative factors including debt service coverage ratios, net operating income of the underlying collateral and qualitative factors such as current performance of the underlying collateral. We have classified our investment in loans by credit risk category as of March 31, 2017 and December 31, 2016 as follows:

	As of March 31, 2017
Credit Status	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Satisfactory	$1,068,409	$51,322	$36,679	$1,156,410
Watchlist (1)	121,237	36,748	3,650	161,635
Total	$1,189,646	$88,070	$40,329	$1,318,045

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2017

(Unaudited and dollars in thousands, except share and per share amounts)

(1)	Includes $147,135 of loans that are considered to be impaired and $14,500 of loans that are not impaired.

	As of December 31, 2016
Credit Status	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Satisfactory	$1,048,724	$57,063	$36,680	$1,142,467
Watchlist (1)	113,509	32,748	6,150	152,407
Total	$1,162,233	$89,811	$42,830	$1,294,874

(1)	Includes $152,407 of loans that are considered to be impaired.

The following tables provide a roll-forward of our allowance for loan losses for our commercial mortgage loans, mezzanine loans and preferred equity interests for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31, 2017
	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Beginning balance	$10,640	$—	$1,714	$12,354
Provision (benefit) for loan losses	699	850	(14)	1,535
Charge-offs, net of recoveries	(360)	2	—	(358)
Ending balance	$10,979	$852	$1,700	$13,531

	For the Three Months Ended March 31, 2016
	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Beginning balance	$3,154	$12,139	$1,804	$17,097
Provision for loan losses	174	158	993	1,325
Charge-offs, net of recoveries	—	(257)	—	(257)
Ending balance	$3,328	$12,040	$2,797	$18,165

Information on those loans considered to be impaired as of March 31, 2017 and December 31, 2016 was as follows:

	As of March 31, 2017
Impaired Loans	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Impaired loans expecting full recovery	$45,727	$32,748	$—	$78,475
Impaired loans with reserves	61,010	4,000	3,650	68,660
Total Impaired Loans (1)	$106,737	$36,748	$3,650	$147,135
Allowance for loan losses	$10,979	$852	$1,700	$13,531
(1)	As of March 31, 2017, there was no unpaid principal relating to previously identified TDRs that are on accrual status.

	As of December 31, 2016
Impaired Loans	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Impaired loans expecting full recovery	$—	$32,748	$—	$32,748
Impaired loans with reserves	113,509	—	6,150	119,659
Total Impaired Loans (1)	$113,509	$32,748	$6,150	$152,407
Allowance for loan losses	$10,640	$—	$1,714	$12,354
(1)	As of December 31, 2016, there was no unpaid principal relating to previously identified TDRs that are on accrual status.

The average unpaid principal balance and recorded investment of total impaired loans was $149,771 and $132,113 during the three months ended March 31, 2017 and 2016, respectively. We recorded interest income from impaired loans of $311 and $1,262 for the three months ended March 31, 2017 and 2016, respectively.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2017

(Unaudited and dollars in thousands, except share and per share amounts)

We have evaluated modifications to our commercial real estate loans to determine if the modification constitutes a troubled debt restructuring, or TDR, under FASB ASC Topic 310, “Receivables”.  During the three months ended March 31, 2017, there were no restructurings of our commercial real estate loans that constituted a TDR. During the three months ended March 31, 2016, we have determined that a restructuring of one commercial real estate loan with an unpaid principal balance of $15,645 constituted a TDR as the interest payment rate was decreased, although interest will continue to accrue on the original contractual rate, subject to management’s determination that it is collectible, and will be owed upon maturity. During the three months ended March 31, 2017 and March 31, 2016, there were no TDRs that subsequently defaulted for restructurings that had been entered into within the previous 12 months.

Loan-to-Real Estate Conversion

During the three months ended March 31, 2017, we completed the conversion of one commercial mortgage loan with a carrying value of $1,590 to real estate owned property. See Note 4: Investments in Real Estate for further information. We recognized a charge off of $360 upon conversion.

NOTE 4: INVESTMENTS IN REAL ESTATE

The table below summarizes our investments in real estate:

	Book Value
	As of March 31, 2017	As of December 31, 2016
Multi-family real estate properties	$63,158	$147,201
Office real estate properties	365,206	397,769
Industrial real estate properties	48,377	93,423
Retail real estate properties	165,327	164,019
Parcels of land	52,162	52,234
Subtotal	694,230	854,646
Less: Accumulated depreciation and amortization	(114,179)	(138,214)
Investments in real estate (1)	$580,051	$716,432
(1)

As of March 31, 2017, one of our office properties, with a carrying amount of $4,627, and two of our parcels of land, with a carrying amount of $14,586, were considered held-for-sale. As of December 31, 2016, three of our multifamily properties, with a carrying amount of $62,428, and two of our parcels of land, with a carrying amount of $14,233, were considered held-for-sale.

As of March 31, 2017 and December 31, 2016, our investments in real estate were comprised of land of $141,597 and $169,133, respectively, and buildings and improvements of $552,633 and $685,513, respectively.

As of March 31, 2017, our investments in real estate of $694,230 were financed through $135,388 of mortgage loans or other debt held by third parties and $564,191 of mortgage loans held by our RAIT I and RAIT II CDO securitizations. As of December 31, 2016, our investments in real estate of $854,646 were financed through $186,237 of mortgage loans or other debt held by third parties and $642,824 of mortgage loans held by our RAIT I and RAIT II CDO securitizations. Together, along with commercial real estate loans held by RAIT I and RAIT II, these mortgage loans serve as collateral for the CDO notes payable issued by the RAIT I and RAIT II CDO securitizations. All intercompany balances and interest charges are eliminated in consolidation.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2017

(Unaudited and dollars in thousands, except share and per share amounts)

Acquisitions:

During the three months ended March 31, 2017, we completed the conversion of one commercial loan with a carrying value of $1,590 to real estate.

The following table summarizes the aggregate estimated fair value of the assets and liabilities associated with the property acquired during the three months ended March 31, 2017, on the date of acquisition, for the real estate accounted for under FASB ASC Topic 805:

Description	Fair Value of Assets Acquired During the Three Months Ended March 31, 2017
Assets acquired:
Investments in real estate	$1,118
Cash and cash equivalents	84
Restricted cash	-
Accounts receivable and other assets	14
Intangible assets	1,231
Total assets acquired	2,447
Liabilities assumed:
Indebtedness, net	-
Accounts payable and accrued expenses	139
Other liabilities	718
Total liabilities assumed	857
Estimated fair value of net assets acquired	$1,590

The following table summarizes the consideration transferred to acquire the real estate properties and the amounts of identified assets acquired and liabilities assumed at the respective acquisition date:

Description	Total Estimated Fair Value
Fair value of consideration transferred:
Investments in loans, accrued interest receivable and other assets	$1,590
Total	$1,590

The table below presents the revenue and net income (loss) for the properties acquired during the three months ended March 31, 2017 as reported in our consolidated financial statements:

	For the Three Months Ended March 31, 2017
Property	Total Revenue	Net income (loss) allocable to common shares
Erieview Galleria	$26	$(39)
Total	$26	$(39)

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2017

(Unaudited and dollars in thousands, except share and per share amounts)

The table below presents the revenue, net income and earnings per share effect of the acquired properties on a pro forma basis as if the acquisitions occurred on January 1, 2016. These pro forma results are not necessarily indicative of the results which actually would have occurred if the acquisition had occurred on the first day of the periods presented, nor does the pro forma financial information purport to represent the results of operations for future periods.

	For the Three Months ended March 31,
Description	2017	2016
Pro forma total revenue (unaudited)	$29,855	$48,963
Pro forma net income (loss) allocable to common shares (unaudited)	(30,356)	(16,800)
Earnings (loss) per share attributable to common shareholders:
Basic-as pro forma (unaudited)	(0.33)	(0.18)
Diluted-as pro forma (unaudited)	(0.33)	(0.18)

Property Sales:

During the three months ended March 31, 2017, we disposed of three multifamily real estate properties, two office properties and one parcel of land.  We also recognized $13 of loss on sales related to properties sold in the prior year as we settled remaining amounts with the buyers.  The below table summarizes the current year dispositions and also presents each property’s contribution to net income (loss) allocable to common shares, excluding the impact of the gain (loss) on sale:

					Net income (loss) allocable to common shares
Property Name	Property Type	Date of Sale	Sale Price	Gain (loss) on sale	For the Three Months Ended March 31, 2017
Tuscany Bay	Multifamily	1/6/2017	$36,650	$7,657	$7
Emerald Bay	Multifamily	3/8/2017	23,750	772	181
Tiffany Square	Office	3/9/2017	12,175	113	67
Oyster Point	Multifamily	3/28/2017	11,500	(82)	2
Executive Center	Office	3/31/2017	10,600	437	137
MGS	Land	3/31/2017	300	-	-
Total			$94,975	$8,897	$394

During the three months ended March 31, 2017, we also recognized a gain of $3,122 related to a sale of a multifamily property that occurred during second quarter of 2015.  This gain was deferred as the buyer’s initial investment was insufficient.  As our loan, which financed the buyer’s acquisition of this property, was paid off during the three months ended March 31, 2017, we recognized the deferred gain.

In April 2017, we disposed of an office property for $4,575.  We expect to recognize a gain of the sale of this asset.

Other Dispositions:

During the three months ended March 31, 2017, we incurred a non-cash loss on deconsolidation of properties of $15,947 relating to an industrial real estate portfolio containing ten properties with carrying value of $82,501 of investments in real estate and $81,941 of related cross-collateralized non-recourse debt as of December 31, 2016. During the three months ended March 31, 2017, the senior lender foreclosed on the mortgage liens encumbering five of these industrial properties and disposed of the properties through auction processes.  These five properties, including other assets, net of related liabilities, had an aggregate carrying value of $43,414. Upon foreclosure, we derecognized these net assets and extinguished related debt of $27,467 based on the proceeds received by the senior lender at the auctions. The difference between the net carrying value and the debt extinguished resulted in the non-cash loss noted above as full release of the remaining cross-collateralized non-recourse debt has not yet been received. The remaining five of these industrial properties have a carrying value of $38,833 of investments in real estate and $54,475 of related cross-collateralized non-recourse debt as of March 31, 2017.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2017

(Unaudited and dollars in thousands, except share and per share amounts)

Impairment:

During the three months ended March 31, 2017, we recognized impairment of real estate assets of $7,424 as it was more likely than not we would dispose of the assets before the end of their previously estimated useful lives and a portion of our recorded investment in these assets was determined to not be recoverable.

NOTE 5: INDEBTEDNESS

We maintain various forms of short-term and long-term financing arrangements. Generally, these financing agreements are collateralized by assets within securitizations.

The following table summarizes our total recourse and non-recourse indebtedness as of March 31, 2017:

Description	Unpaid Principal Balance	Unamortized Discount/Premium and Deferred Financing Costs	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
7.0% convertible senior notes (1)	$871	$(40)	$831	7.0%	Apr. 2031
4.0% convertible senior notes (2)	126,098	(5,429)	120,669	4.0%	Oct. 2033
7.625% senior notes	57,287	(1,659)	55,628	7.6%	Apr. 2024
7.125% senior notes	70,731	(1,399)	69,332	7.1%	Aug. 2019
Senior secured notes	30,000	(2,408)	27,592	7.2%	Oct. 2018 to Apr. 2019
Junior subordinated notes, at fair value (3)	18,671	(6,189)	12,482	5.0%	Mar. 2035
Junior subordinated notes, at amortized cost	25,100	—	25,100	3.5%	Apr. 2037
Secured warehouse facilities	129,317	(1,218)	128,099	3.1%	Nov. 2017 to Jul. 2018
Total recourse indebtedness	458,075	(18,342)	439,733	4.9%
Non-recourse indebtedness:
CDO notes payable, at amortized cost (4)(5)	428,258	(6,861)	421,397	1.6%	Jun. 2045 to Nov. 2046
CMBS securitizations (6)	591,859	(5,358)	586,501	3.4%	Jan. 2031 to Dec. 2031
Loans payable on real estate (7)	135,384	(467)	134,917	5.6%	Jun. 2016 to Dec. 2021
Total non-recourse indebtedness	1,155,501	(12,686)	1,142,815	3.0%
Other indebtedness (8)	40,830	(245)	40,585	—	—
Total indebtedness	$1,654,406	$(31,273)	$1,623,133	3.5%

(1)	Our 7.0% convertible senior notes are redeemable at par, at the option of the holder, in April 2021, and April 2026.
(2)	Our 4.0% convertible senior notes are redeemable at par, at the option of the holder, in October 2018, October 2023, and October 2028.
(3)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.

(4)     Excludes CDO notes payable purchased by us which are eliminated in consolidation.

(5)

Collateralized by $824,059 principal amount of commercial mortgage loans, mezzanine loans, other loans and preferred equity interests, $456,441 of which eliminates in consolidation.  These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

(6)

Collateralized by $739,709 principal amount of commercial mortgage loans and participation interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

(7)     One loan payable on real estate had a maturity date of June 2016. This loan is currently in default and is in the process of foreclosure.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2017

(Unaudited and dollars in thousands, except share and per share amounts)

(8)

Represents two 40% interests issued to an unaffiliated third party in two ventures to which we contributed the junior notes and equity of two floating rate securitizations. Together these ventures are referred to as the RAIT Venture VIEs.  The first of these ventures, the 2016 RAIT Venture VIE, was formed in 2016.  The second, the 2017 RAIT Venture VIE, was formed in 2017. We retained a 60% interest in these ventures, and, as a result of our controlling financial interest, we consolidated the ventures. We received approximately $41,689 of proceeds as a result of issuing these 40% interests, which have an unpaid principal balance of $40,830. These 40% interests have no stated maturity date and do not provide for mandatory redemption or any required return or interest payment. These interests of the ventures allocate the distributions on such junior notes and equity when made between the parties to the ventures.

The following table summarizes our total recourse and non-recourse indebtedness as of December 31, 2016:

Description	Unpaid Principal Balance	Unamortized Discount and Deferred Finance Costs	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
7.0% convertible senior notes (1)	$871	$(40)	$831	7.0%	Apr. 2031
4.0% convertible senior notes (2)	126,098	(5,827)	120,271	4.0%	Oct. 2033
7.625% senior notes	57,287	(1,719)	55,568	7.6%	Apr. 2024
7.125% senior notes	70,731	(1,543)	69,188	7.1%	Aug. 2019
Senior secured notes	62,000	(3,767)	58,233	7.0%	Apr. 2017 to Apr. 2019
Junior subordinated notes, at fair value (3)	18,671	(6,849)	11,822	4.8%	Mar. 2035
Junior subordinated notes, at amortized cost	25,100	—	25,100	3.4%	Apr. 2037
Secured warehouse facilities	26,421	(1,513)	24,908	3.1%	Nov. 2017 to Jul. 2018
Total recourse indebtedness	387,179	(21,258)	365,921	5.5%
Non-recourse indebtedness:
CDO notes payable, at amortized cost (4)(5)	542,316	(7,815)	534,501	1.7%	Jun. 2045 to Nov. 2046
CMBS securitizations (6)	647,921	(6,844)	641,077	3.1%	Jan. 2031 to Dec. 2031
Loans payable on real estate (7)	186,237	(569)	185,668	5.7%	Jun. 2016 to Dec. 2021
Total non-recourse indebtedness	1,376,474	(15,228)	1,361,246	2.9%
Other indebtedness (8)	24,321	(406)	23,915	—	—
Total indebtedness	$1,787,974	$(36,892)	$1,751,082	3.5%

(1)	Our 7.0% convertible senior notes are redeemable at par, at the option of the holder, in April 2021, and April 2026.
(2)	Our 4.0% convertible senior notes are redeemable at par, at the option of the holder, in October 2018, October 2023, and October 2028.
(3)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(4)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
(5)

Collateralized by $950,554 principal amount of commercial mortgage loans, mezzanine loans, other loans and preferred equity interests, $535,041 of which eliminates in consolidation. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

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
(8)

Represents a 40% interest issued to an unaffiliated third party in a venture to which we contributed the junior notes and equity of a floating rate securitization. This venture is referred to as the 2016 RAIT Venture VIE. We retained a 60% interest in this venture, and, as a result of our controlling financial interest, we consolidated the venture. We received approximately $24,796 of proceeds as a result of issuing this 40% interest, which has an unpaid principal balance of $24,321. This 40% interest has no stated maturity date and does not provide for its mandatory redemption or any required return or interest payment. The venture interests allocate the distributions on such junior notes and equity when made between the parties to the venture.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2017

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

The current status or activity in our financing arrangements occurring as of or during the three months ended March 31, 2017 is as follows:

Recourse Indebtedness

7.0% convertible senior notes. The 7.0% convertible senior notes are convertible at the option of the holder at a current conversion rate of 195.0060 common shares per $1 principal amount of 7.0% convertible senior notes (equivalent to a current conversion price of $5.13 per common share). As of March 31, 2017, $871 of the 7.0% convertible notes remain outstanding. During the three months ended March 31, 2017, there was no activity other than recurring interest during the current period.

4.0% convertible senior notes. The 4.0% convertible senior notes are convertible at the option of the holder at a current conversion rate of 108.5803 common shares per $1 principal amount of 4.0% convertible senior notes (equivalent to a current conversion price of $9.21 per common share). As of March 31, 2017, $126,098 of the 4.0% convertible senior notes remain outstanding. During the three months ended March 31, 2017, there was no activity other than recurring interest during the current period.

7.625% senior notes.  As of March 31, 2017, $57,287 of the 7.625% senior notes remain outstanding. During the three months ended March 31, 2017, there was no activity other than recurring interest during the current period.

7.125% senior notes.  As of March 31, 2017, $70,731 of the 7.125% senior notes remain outstanding. During the three months ended March 31, 2017, there was no activity other than recurring interest during the current period.

Senior secured notes. During the three months ended March 31, 2017, we repaid $1,500 of the senior secured notes.  We also redeemed $15,500 in principal amount of the 6.75% senior notes and $15,000 in principal amount of the 6.85% senior notes at a redemption price equal to the principal amount plus accrued and unpaid interest.

In April 2017, we redeemed $10,000 in principal amount of the 7.15% senior notes at a redemption price equal to the principal amount plus accrued and unpaid interest.

Junior subordinated notes, at fair value. At issuance, we elected to record the $18,671 junior subordinated notes at fair value under FASB ASC Topic 825, with all subsequent changes in fair value recorded in earnings. As of March 31, 2017, the fair value, or carrying amount, of this indebtedness was $12,482.

Junior subordinated notes, at amortized cost.  During the three months ended March 31, 2017, there was no activity other than recurring interest during the current period.

Secured warehouse facilities. As of March 31, 2017, we had $0 of outstanding secured warehouse borrowings and $52,952 of outstanding commercial mortgage borrowings under the amended and restated master repurchase agreement, or the Amended MRA.  The Amended MRA had a capacity of $200,000 with a limit of $100,000 for floating rate loans.  In July of 2016, this facility was amended decreasing the capacity to $150,000 and extending the maturity date to July of 2018.  As of March 31, 2017, we were in compliance with all financial covenants contained in the Amended MRA.

 As of March 31, 2017, we had $0 of outstanding borrowings under the $150,000 secured warehouse facility. As of March 31, 2017, we were in compliance with all financial covenants contained in the $150,000 secured warehouse facility.

As of March 31, 2017, we had $10,800 of outstanding borrowings under the $75,000 commercial mortgage facility. As of March 31, 2017, we were in compliance with all financial covenants contained in the $75,000 commercial mortgage facility.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2017

(Unaudited and dollars in thousands, except share and per share amounts)

As of March 31, 2017, we had $65,565 of outstanding borrowings under the $150,000 commercial mortgage facility. As of March 31, 2017, we were in compliance with all financial covenants contained in the $150,000 commercial mortgage facility.

Non-Recourse Indebtedness

CDO notes payable, at amortized cost. CDO notes payable at amortized cost represent notes issued by consolidated CDO securitizations which are used to finance the acquisition of unsecured REIT notes, CMBS securities, commercial mortgage loans and  mezzanine loans in our commercial real estate portfolio. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates. Both RAIT I and RAIT II are meeting all of their over collateralization, or OC, and interest coverage, or IC, trigger tests as of March 31, 2017.

CMBS securitizations. As of March 31, 2017, our subsidiary, RAIT 2014-FL3 Trust, or RAIT FL3, had $85,655 of total collateral at par value, none of which was defaulted. RAIT FL3 had classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $48,268 to investors. As of March 31, 2017, we owned the unrated classes of junior notes, including a class with an aggregate principal balance of $37,387, and the equity, or the retained interests, of RAIT FL3. RAIT FL3 did not have OC triggers or IC triggers.

In April 2017, RAIT exercised its right to unwind RAIT FL3, thereby satisfying all of the outstanding notes.

As of March 31, 2017, our subsidiary, RAIT 2015-FL4 Trust, or RAIT FL4, had $134,834 of total collateral at par value, none of which was defaulted.  RAIT FL4 had classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $93,444 to investors. We currently own the unrated classes of junior notes, including a class with an aggregate principal balance of $41,390, and the equity, or the retained interests, of RAIT FL4. RAIT FL4 does not have OC triggers or IC triggers.

As of March 31, 2017, our subsidiary, RAIT 2015-FL5 Trust, or RAIT FL5, had $299,420 of total collateral at par value, none of which was defaulted. RAIT FL5 had classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $238,617 to investors. We formed a venture, the 2016 RAIT Venture VIE, which currently owns the unrated classes of junior notes with an aggregate principal balance of $60,803, and the equity of RAIT FL5. We retained a 60% interest in the venture.  RAIT FL5 does not have OC triggers or IC triggers.

As of March 31, 2017, our subsidiary, RAIT 2016-FL6 Trust, or RAIT FL6, had $252,799 of total collateral at par value, none of which was defaulted. RAIT FL6 had classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $211,527 to investors. Upon closing, we retained $41,272 of the unrated classes of junior notes and equity of the FL6 issuer. In January 2017, we contributed the $41,272 junior notes and the equity of RAIT FL6 to a venture, the 2017 RAIT Venture VIE. We retained a 60% interest in the venture, and, as a result of our controlling financial interest, we consolidated the venture. We received approximately $16,893 of proceeds as a result of this contribution. RAIT FL6 does not have OC triggers or IC triggers.

Loans payable on real estate. As of March 31, 2017 and December 31, 2016, we had $135,384 and $186,237, respectively, of other indebtedness outstanding relating to loans payable on consolidated real estate. These loans are secured by specific consolidated real estate and commercial loans included in our consolidated balance sheets.

During the three months ended March 31, 2017, we repaid $22,981 of mortgage indebtedness as part of three property dispositions.  We recognized $3,813 gains on extinguishments of debt related to two of these three dispositions as the properties were sold for less than their outstanding indebtedness and the outstanding indebtedness was deemed satisfied in full as a result of such sales.

During the three months ended March 31, 2017, we incurred a non-cash loss on deconsolidation of properties of $15,947 relating to an industrial real estate portfolio containing ten properties with a carrying value of $82,501 and $81,941 of related cross-collateralized non-recourse debt as of December 31, 2016. During the three months ended March 31, 2017, the senior lender foreclosed on the mortgage liens encumbering five of these industrial properties and disposed of the properties through auction processes.  These five properties, including other assets, net of related liabilities, had an aggregate carrying value of $43,414. Upon foreclosure, we derecognized these net assets and extinguished related debt of $27,467 based on the proceeds received by the senior lender at the auctions. The difference between the net carrying value and the debt extinguished resulted in the non-cash loss noted above as full release of the remaining cross-collateralized non-recourse debt has not yet been received. The remaining five of these

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2017

(Unaudited and dollars in thousands, except share and per share amounts)

industrial properties have a carrying value of $38,833 and $54,475 of related cross-collateralized non-recourse debt as of March 31, 2017.

Maturity of Indebtedness

Generally, the majority of our indebtedness is payable in full upon the maturity or termination date of the underlying indebtedness. The following table displays the aggregate contractual maturities of our indebtedness on or before December 31 by year:

	Recourse indebtedness	Non-recourse indebtedness
2017 (1) (2)	$65,565	$73,088
2018	78,752	1,315
2019	85,731	1,387
2020	-	1,455
2021	-	25,980
Thereafter (3)	228,027	1,052,276
Total	$458,075	$1,155,501

(1)	Recourse indebtedness includes $65,565 of secured warehouse facility borrowings whose facility matures in 2017.
(2)

Non-recourse indebtedness includes $54,474 of indebtedness that had a maturity date of June 2016.  This indebtedness was collateralized by ten industrial properties as of December 31, 2016.  In February and March of 2017, the senior lender foreclosed on the mortgage liens encumbering five of these properties and is in the process of foreclosing on the remaining properties.

(3)

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

We designate interest rate hedge agreements at inception and determine whether or not the interest rate hedge agreement is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. At designation, certain of these interest rate swaps had a fair value not equal to zero. However, we concluded, at designation, that these hedging arrangements were highly effective during their term using regression analysis and determined that the hypothetical derivative method would be used in measuring any ineffectiveness. At each reporting period, we update our regression analysis and, as of March 31, 2017, we concluded that these hedging arrangements were highly effective during their remaining term and used the hypothetical derivative method in measuring the ineffective portions of these hedging arrangements. As of March 31, 2017, all of our cash flow hedge interest rate swaps had reached maturity. As of March 31, 2017, no new cash flow hedge interest rate swaps have been entered into.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2017

(Unaudited and dollars in thousands, except share and per share amounts)

The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments as of March 31, 2017 and December 31, 2016:

	As of March 31, 2017			As of December 31, 2016
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities

Interest rate caps	$28,960	$133	$-	$28,960	$135	$-
Other interest rate swaps	15,175	124	-	15,175	71	-
Net fair value	$44,135	$257	$-	$44,135	$206	$-

Effective interest rate hedges are reported in accumulated other comprehensive income and the fair value of these hedge agreements is included in other assets or derivative liabilities.

For interest rate swaps that were considered effective hedges, we reclassified realized losses of $0 and $2,403 to earnings, within investment interest expense, for the three months ended March 31, 2017, and 2016, respectively.

Changes in fair value on our other interest rate derivatives are reported in change in fair value of financial instruments in the Consolidated Statements of Operations.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2017

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

The following table summarizes the carrying amount and the fair value of our financial instruments as of March 31, 2017:

Financial Instrument	Carrying Amount	Estimated Fair Value
Assets
Total investment in mortgages and loans, net	$1,302,008	$1,250,954
Cash and cash equivalents	96,432	96,432
Restricted cash	141,610	141,610
Derivative assets	257	257

Liabilities
Recourse indebtedness:
7.0% convertible senior notes	831	700
4.0% convertible senior notes	120,669	120,688
7.625% senior notes	55,628	55,454
7.125% senior notes	69,332	71,127
Senior secured notes	27,592	30,822
Junior subordinated notes, at fair value	12,482	12,482
Junior subordinated notes, at amortized cost	25,100	13,919
CMBS facilities	128,099	129,317
Non-recourse indebtedness:
CDO notes payable, at amortized cost	421,397	372,804
CMBS securitizations	586,501	592,117
Loans payable on real estate	134,917	137,712
Other indebtedness	40,585	40,830
Warrants and investor SARs	30,900	30,900

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2017

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

Fair Value Measurements

The following tables summarize information about our assets and liabilities measured at fair value on a recurring basis as of March 31, 2017, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (a)	Balance as of March 31, 2017
Derivative assets	$—	$257	$—	$257
Total assets	$—	$257	$—	$257

Liabilities:	Quoted Prices in Active Markets for Identical Assets (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (a)	Balance as of March 31, 2017
Junior subordinated notes, at fair value	$—	$—	$12,482	$12,482
Warrants and investor SARs	—	—	30,900	30,900
Total liabilities	$—	$—	$43,382	$43,382

(a)	During the three months ended March 31, 2017, there were no transfers between Level 1 and Level 2, and there were no transfers into and/or out of Level 3.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2017

(Unaudited and dollars in thousands, except share and per share amounts)

The following tables summarize information about our assets and liabilities measured at fair value on a recurring basis as of December 31, 2016, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (a)	Balance as of December 31, 2016
Derivative assets	$—	$206	$—	$206
Total assets	$—	$206	$—	$206

Liabilities:	Quoted Prices in Active Markets for Identical Assets (Level 1) (a)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (a)	Balance as of December 31, 2016
Junior subordinated notes, at fair value	$—	$—	$11,822	$11,822
Warrants and investor SARs	—	—	30,400	30,400
Total liabilities	$—	$-	$42,222	$42,222

(a)	During the year ended December 31, 2016, there were no transfers between Level 1 and Level 2, and there were no transfers into and/or out of Level 3.

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

For the fair value of our junior subordinated notes, at fair value, and warrant and investor SARs classified as Level 3 liabilities, we estimate the fair value of these financial instruments using significant unobservable inputs.  For the junior subordinated notes, at fair value, we use a discounted cash flow model as the valuation technique and the significant unobservable inputs as of March 31, 2017 include discount rates ranging from 10.9% to 11.3% and as of December 31, 2016 include discount rates ranging from 11.5% to 11.8%.  For the warrants and investor SARs, we utilized a third party valuation firm who used a binomial model as the valuation technique and the significant unobservable inputs as of March 31, 2017 and December 31, 2016 include 51.0% and 51.0%, respectively, for the annual volatility of our common shares of beneficial interest over the term of the warrants and investor SARs, 9.0% and 10.0%, respectively, for the credit adjusted discount rate on our unsecured debt issued that may be issued in satisfaction of the warrants and investor SARs, and 10.4% and 10.0%, respectively, for the dividend rate and future dividend rate on our common shares of beneficial interest.

The following table summarizes additional information about assets and liabilities that are measured at fair value on a recurring basis for which we have utilized level 3 inputs to determine fair value for the three months ended March 31, 2017:

Liabilities	Warrants and investor SARS	Junior Subordinated Notes, at Fair Value	Total Level 3 Liabilities
Balance, as of December 31, 2016	$30,400	$11,822	$42,222
Change in fair value of financial instruments	500	660	1,160
Purchases	—	—	—
Principal Repayments	—	—	—
Balance, as of March 31, 2017	$30,900	$12,482	$43,382

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2017

(Unaudited and dollars in thousands, except share and per share amounts)

Non-Recurring Fair Value Measurements

As of March 31, 2017, we measured two real estate assets at a fair value of $10,525 in our consolidated balance sheets as they were impaired.  The fair values were based on executed purchase and sale agreements for the real estate assets and were classified within Level 2 of the fair value hierarchy.  The significant input was the purchase price agreed to with the potential buyer.  As of March 31, 2017, we measured one real estate asset at a fair value of $55,000 in our consolidated balance sheets as it was impaired.  The fair value was based on an income capitalization valuation approach and was classified within Level 3 of the fair value hierarchy.  The significant input was the capitalization rate of 7.8%.

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

	Carrying Amount as of March 31, 2017	Estimated Fair Value as of March 31, 2017	Valuation Technique	Level in Fair Value Hierarchy
Total investment in mortgages and loans, net	$1,302,008	$1,250,954	Discounted cash flows	Three
7.0% convertible senior notes	831	700	Trading price	Two
4.0% convertible senior notes	120,669	120,688	Trading price	Two
7.625% senior notes	55,628	55,454	Trading price	Two
7.125% senior notes	69,332	71,127	Trading price	Two
Senior secured notes	27,592	30,822	Discounted cash flows	Three
Junior subordinated notes, at amortized cost	25,100	13,919	Discounted cash flows	Three
CDO notes payable, at amortized cost	421,397	372,804	Discounted cash flows	Three
CMBS securitizations	586,501	589,271	Discounted cash flows	Three
Loans payable on real estate	134,917	137,712	Discounted cash flows	Three

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2017

(Unaudited and dollars in thousands, except share and per share amounts)

	Carrying Amount as of December 31, 2016	Estimated Fair Value as of December 31, 2016	Valuation Technique	Level in Fair Value Hierarchy
Total investment in mortgages and loans, net	$1,280,285	$1,256,342	Discounted cash flows	Three
7.0% convertible senior notes	831	890	Trading price	One
4.0% convertible senior notes	120,271	116,861	Trading price	One
7.625% senior notes	55,568	53,231	Trading price	One
7.125% senior notes	69,188	69,118	Trading price	One
Senior secured notes	58,233	62,620	Discounted cash flows	Three
Junior subordinated notes, at amortized cost	25,100	13,099	Discounted cash flows	Three
CDO notes payable, at amortized cost	534,501	477,032	Discounted cash flows	Three
CMBS securitization	641,077	646,642	Discounted cash flows	Three
Loans payable on real estate	185,668	188,525	Discounted cash flows	Three
Other indebtedness	23,915	24,321	Discounted cash flows	Three

The following table summarizes realized and unrealized gains and losses on assets and liabilities for which we elected the fair value option of FASB ASC Topic 825, “Financial Instruments” and derivatives as reported in change in fair value of financial instruments in the accompanying consolidated statements of operations:

	For the Three Months Ended March 31,
Description	2017	2016
Change in fair value of junior subordinated notes	$(660)	$719
Change in fair value of derivatives	7	(1,907)
Change in fair value of warrants and investors SARs	(500)	(2,900)
Change in fair value of financial instruments	$(1,153)	$(4,088)

The changes in the fair value for the junior subordinated notes for which the fair value option was elected for the three months ended March 31, 2017 and 2016 was primarily attributable to changes in interest rates and instrument specific credit risks. The changes in the fair value of derivatives for the three and months ended March 31, 2017 and 2016 was primarily attributable to changes in interest rates. The changes in fair value of the warrants and investor SARs for the three months ended March 31, 2017 and 2016 was primarily attributable to changes in the reference stock price and volatility.

NOTE 8: VARIABLE INTEREST ENTITIES

The determination of when to consolidate a VIE is based on the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance together with either the obligation to absorb losses or the right to receive benefits that could be significant to the VIE. We evaluated our investments and determined that, as of March 31, 2017 and December 31, 2016, our consolidated VIEs were: RAIT I, RAIT II, our floating rate securitizations, RAIT VIE Properties (Willow Grove, Cherry Hill, South Terrace, McDowell, and five of our industrial properties) and the two ventures described in Note 5: Indebtedness (RAIT Venture VIEs).

We consolidate the securitizations that we sponsor as we have retained interests in these entities and control the significant decisions regarding the collateral in these entities, such as the approval of loan workouts.  As of March 31, 2017, we consolidate the VIE properties as we own a majority of these entities and control the significant capital and operating decisions regarding the properties.  As of March 31, 2017, we consolidate our two RAIT Venture VIEs (each of which consolidates a floating rate securitization) as we own a majority of these entities and control a majority of the significant decisions regarding the collateral in these entities, such as the approval of loan workouts.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2017

(Unaudited and dollars in thousands, except share and per share amounts)

The following tables present the assets and liabilities of our consolidated VIEs as of each respective date. Certain amounts included in the tables below are eliminated upon consolidation with our other subsidiaries that maintain investments in the debt or equity securities issued by these entities.

	As of March 31, 2017
	RAIT Securitizations	RAIT VIE Properties	RAIT Venture VIEs	Total
Assets
Investments in mortgages and loans, at amortized cost:
Commercial mortgages, mezzanine loans, other loans and preferred equity interests	$1,018,535	$—	$551,719	$1,570,254
Allowance for losses	—	—	—	0
Total investments in mortgages and loans	1,018,535	—	551,719	1,570,254
Investments in real estate
Investments in real estate	—	172,722	—	172,722
Accumulated depreciation	—	(31,543)	—	(31,543)
Total investments in real estate	—	141,179	—	141,179
Cash and cash equivalents	—	1,046	92	1,138
Restricted cash	6,187	1,451	31	7,669
Accrued interest receivable	53,661	—	3,575	57,236
Other assets	122	9,174	—	9,296
Intangible assets
Intangible assets	—	2,095	—	2,095
Accumulated amortization	—	(1,498)	—	(1,498)
Total intangible assets	—	597	—	597
Total assets	$1,078,505	$153,447	$555,417	$1,787,369
Liabilities and Equity
Indebtedness, net	$851,729	$203,036	$546,858	$1,601,623
Accrued interest payable	896	15,689	1,581	18,166
Accounts payable and accrued expenses	29	5,172	—	5,201
Derivative liabilities	—	—	—	—
Deferred taxes, borrowers’ escrows and other liabilities	—	951	1,210	2,161
Total liabilities	852,654	224,848	549,649	1,627,151
Equity:
Shareholders’ equity:
Preferred shares	—	—	—	—
Additional paid in capital	—	—	55	55
RAIT investment	26,234	40,494	7,791	74,519
Retained earnings (deficit)	199,617	(113,754)	(2,078)	83,785
Total shareholders’ equity	225,851	(73,260)	5,768	158,359
Noncontrolling Interests	—	1,859	—	1,859
Total liabilities and equity	$1,078,505	$153,447	$555,417	$1,787,369

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2017

(Unaudited and dollars in thousands, except share and per share amounts)

	As of December 31, 2016
	RAIT Securitizations	RAIT VIE Properties	RAIT Venture VIE	Total
Assets
Investments in mortgages and loans, at amortized cost:
Commercial mortgages, mezzanine loans, other loans and preferred equity interests	$1,409,758	$—	$324,709	$1,734,467
Allowance for losses	—	—	—	—
Total investments in mortgages and loans	1,409,758	—	324,709	1,734,467
Investments in real estate
Investments in real estate	—	223,722	—	223,722
Accumulated depreciation	—	(31,652)	—	(31,652)
Total investments in real estate	—	192,070	—	192,070
Cash and cash equivalents	—	2,145	1	2,146
Restricted cash	6,986	1,167	723	8,876
Accrued interest receivable	56,974	—	1,513	58,487
Other assets	480	9,591	—	10,071
Intangible assets
Intangible assets	—	5,616	—	5,616
Accumulated amortization	—	(3,740)	—	(3,740)
Total intangible assets	—	1,876	—	1,876
Total assets	$1,474,198	$206,849	$326,946	$2,007,993
Liabilities and Equity
Indebtedness, net	$1,244,507	$230,510	$323,485	$1,798,502
Accrued interest payable	1,903	14,306	854	17,063
Accounts payable and accrued expenses	19	5,443	1	5,463
Derivative liabilities	—	—	—	—
Deferred taxes, borrowers’ escrows and other liabilities	—	2,051	920	2,971
Total liabilities	1,246,429	252,310	325,260	1,823,999
Equity:
Shareholders’ equity:
Accumulated other comprehensive income (loss)	—	—	—	—
RAIT investment	41,790	40,962	2,885	85,637
Retained earnings (deficit)	185,979	(88,282)	(1,199)	96,498
Total shareholders’ equity	227,769	(47,320)	1,686	182,135
Noncontrolling Interests	—	1,859	—	1,859
Total liabilities and equity	$1,474,198	$206,849	$326,946	$2,007,993

The assets of the VIEs can only be used to settle obligations of the VIEs and are not available to our creditors. The amounts that eliminate in consolidation include $472,349 of total investments in mortgage loans and $492,220 of indebtedness as of March 31, 2017 and $549,879 of total investments in mortgage loans and $510,244 of indebtedness as of December 31, 2016. We do not have any contractual obligation to provide the VIEs listed above with any financial support. We have not and do not intend to provide financial support to these VIEs that we were not previously contractually required to provide.

NOTE 9: SERIES D PREFERRED SHARES

On October 1, 2012, we entered into a Securities Purchase Agreement, or the purchase agreement, with ARS VI Investor I, LLC, or the investor, an affiliate of Almanac Realty Investors, LLC, or Almanac. During the period from the effective date of the purchase agreement through March 2014, we sold to the investor on a private placement basis in four separate sales between October 2012 and March 2014 for an aggregate purchase price of $100,000, or the total commitment, the following securities were issued: (i) 4,000,000 of our Series D Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share, or the Series

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2017

(Unaudited and dollars in thousands, except share and per share amounts)

D preferred shares, (ii) common share purchase warrants, or the warrants, exercisable for 9,931,000 of our common shares, or the common shares (which have subsequently adjusted to 11,035,875 shares), and (iii) common share appreciation rights, or the investor SARs, with respect to up to 6,735,667 common shares (which have subsequently adjusted to 7,485,045 shares).

On December 7, 2016, we entered into a securities repurchase agreement with Almanac whereby we agreed to repurchase and cancel 464,000 Series D preferred shares at par for a purchase price of $11,600 which resulted in a decrease from 4,000,000 Series D preferred shares issued to 3,536,000 Series D preferred shares issued and outstanding.

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

The warrants and investor SARs were both determined to be classified as liabilities and had a combined fair value of $30,900 as of March 31, 2017. The initial fair value of the warrants and investor SARs are recorded as a liability and re-measured at each reporting period until the warrants and investor SARs are settled. Changes in fair value will be recorded in earnings as a component of the change in fair value of financial instruments in the consolidated statement of operations.

The following table summarizes the sales activity of the Series D preferred shares from the effective date of the agreement through March 31, 2017:

Aggregate purchase price		$100,000
Repurchase		$(11,600)
Initial value of warrants and investor SARs issued to-date	(21,805)
Costs incurred	(6,834)
Total discount		(28,639)
Discount amortization to-date		23,744
Carrying amount of Series D Preferred Shares		$83,505

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2017

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 10: SHAREHOLDERS’ EQUITY

Preferred Shares

Dividends:

The following table summarizes the dividends we declared and paid on the preferred shares for the three months ended March 31, 2017:

March 31, 2017
Series A Preferred Shares
Date declared	2/15/2017
Record date	3/1/2017
Date paid	3/31/2017
Total dividend amount	$2,589
Series B Preferred Shares
Date declared	2/15/2017
Record date	3/1/2017
Date paid	3/31/2017
Total dividend amount	$1,225
Series C Preferred Shares
Date declared	2/15/2017
Record date	3/1/2017
Date paid	3/31/2017
Total dividend amount	$910
Series D Preferred Shares
Date declared	2/15/2017
Record date	3/1/2017
Date paid	3/31/2017
Total dividend amount	$1,878

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

As of March 31, 2017, 2,724,935 Series A Preferred Shares, 947,496 Series B Preferred Shares, and 999,675 Series C Preferred Shares remain available for issuance under the 2014 Preferred ATM agreement.

Common Shares

Dividends:

During the three months ended March 31, 2017, we paid $279 of dividends on restricted common share awards that vested in this period.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2017

(Unaudited and dollars in thousands, except share and per share amounts)

On May 2, 2017, the board of trustees declared a $0.09 dividend on our common shares to holders of record as of May 26, 2017. The dividend is payable on June 15, 2017.

Equity Compensation:

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

On March 31, 2015, the compensation committee adopted a 2015 Annual Incentive Compensation Plan, or the annual cash bonus plan, setting forth the basis on which target cash bonus awards are earned.  In addition, on March 31, 2015, the compensation committee adopted a 2015 Long Term Incentive Plan, or the 2015 LTIP, setting forth the basis on which the eligible officers could earn equity compensation that was directly linked to long-term performance. Pursuant to the 2015 LTIP, equity awards to eligible officers will consist of performance share unit (PSU) awards issued at the conclusion of a three year performance period based on RAIT’s performance relative to three long-term performance metrics established by the compensation committee. See Note 13: Shared-Based Compensation and Employee Benefits in the 2016 Annual Report on Form 10-K for further details regarding these awards.  For the three months ended March 31, 2017, we recorded $344 of stock compensation expense.

On April 26, 2017, the compensation committee made 2017 awards, or the 2017 awards, to the eligible executives pursuant to the annual cash bonus plan and the LTIP.  The LTIP awards consist of both a performance share unit award for a three year performance period commencing January 1, 2017 and ending December 31, 2019 and an annual restricted share award vesting over a four year period.

Dividend Reinvestment and Share Purchase Plan (DRSPP):

We have a dividend reinvestment and share purchase plan, or DRSPP, under which we registered and reserved for issuance, in the aggregate, 10,500,000 common shares. During the three months ended March 31, 2017, we issued a total of 2,139 common shares pursuant to the DRSPP at a weighted-average price of $3.51 per share and we received $8 of net proceeds. As of March 31, 2017, 7,750,340 common shares, in the aggregate, remain available for issuance under the DRSPP.

Capital on Demand™ Sales Agreement (COD):

On November 21, 2012, we entered into a Capital on Demand™ Sales Agreement, or the COD sales agreement, with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we may issue and sell up to 10,000,000 of our common shares from time to time through JonesTrading acting as agent and/or principal, subject to the terms and conditions of the COD sales agreement. Unless the COD sales agreement is earlier terminated by JonesTrading or us, the COD sales agreement automatically terminates upon the issuance and sale of all of the common shares subject to the COD sales agreement. During the three months ended March 31, 2017, we did not issue any common shares pursuant to this agreement. As of March 31, 2017, 7,918,919 common shares, in the aggregate, remain available for issuance under the COD sales agreement.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2017

(Unaudited and dollars in thousands, except share and per share amounts)

Non-Controlling Interests

RAIT Venture VIE:

During the three months ended March 31, 2017, the 2016 RAIT Venture VIE, which elected to be taxed as a REIT and that was formed in 2016 to hold the junior subordinated notes of FL-5, issued 125 Series A Preferred Shares at a public offering.  The price was $1,000 per share and the 2016 RAIT Venture VIE received $66 of net proceeds.  Refer to Note 2: Summary of Significant Accounting Policies – Income Taxes and Note 5: Indebtedness for further discussion about this entity.

NOTE 11: EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
	2017	2016
Income (loss) from continuing operations	$(21,539)	$(11,988)
(Income) loss allocated to preferred shares	(8,526)	(8,520)
(Income) loss allocated to noncontrolling interests	(20)	1,145
Income (loss) from continuing operations allocable to common shares	(30,085)	(19,363)
Total Income (loss) from discontinued operations	—	1,485
(Income) loss from discontinued operations allocated to noncontrolling interests	—	34
Income (loss) from discontinued operations allocable to common shares	—	1,519
Net income (loss) allocable to common shares	$(30,085)	$(17,844)
Weighted-average shares outstanding—Basic	91,300,812	91,018,160
Dilutive securities	—	—
Weighted-average shares outstanding—Diluted	91,300,812	91,018,160
Earnings (loss) per share—Basic:
Continuing operations	$(0.33)	$(0.22)
Discontinued operations	-	0.02
Earnings (loss) per share—Basic	$(0.33)	$(0.20)
Earnings (loss) per share—Diluted:
Continuing operations	$(0.33)	$(0.22)
Discontinued operations	-	0.02
Earnings (loss) per share—Diluted	$(0.33)	$(0.20)

For the three months ended March 31, 2017, securities convertible into 26,935,378 common shares, were excluded from the earnings (loss) per share computations because their effect would have been anti-dilutive. For the three months ended March 31, 2016, securities convertible into 32,325,109 common shares, were excluded from the earnings (loss) per share computations because their effect would have been anti-dilutive.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2017

(Unaudited and dollars in thousands, except share and per share amounts)

Almanac

Andrew M. Silberstein serves as a trustee on our board of trustees, as designated pursuant to the purchase agreement. Mr. Silberstein is an equity owner of Almanac and an officer of the investor and holds indirect equity interests in the investor. The transactions pursuant to the purchase agreement are described above in Note 9: Series D Preferred Shares.

IRT

As described in Note 16: Discontinued Operations, we deconsolidated IRT as of October 5, 2016.  While IRT was consolidated by RAIT, IRT was not considered a related party.  Subsequent to deconsolidation, IRT became a related party.  RAIT’s relationships with IRT are discussed below.

Fees and Expenses Received as IRT’s Former External Advisor

On December 20, 2016, in connection with IRT’s management internalization, we sold IRT’s Advisor and, therefore, these fees and expenses are no longer earned.

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

For the three months ended March 31, 2016, we earned $1,631 of asset management fees and $65 of incentive fees, which were eliminated in consolidation.  As of March 31, 2017 and December 31, 2016, we had no amounts due from IRT related to the advisory agreement.

Property Management Fees Paid to Our Property Manager

On December 20, 2016, in connection with our management internalization, we sold our multifamily property management business to IRT, which included all of the property management agreements for IRT’s properties.

We had entered into property management agreements with IRT with respect to each of IRT’s properties.  Pursuant to these property management agreements, IRT paid our multifamily property manager property management and construction management fees on a monthly basis up to 4.0% of the gross revenues from a property for each month. For the three months ended March 31, 2016, we earned $1,262 of property management and construction management fees, which were eliminated in consolidation.  As of March 31, 2017 and December 31, 2016, we had no amounts due from IRT related to these property management agreements.

IRT Dividends and IRT Repurchase of its Common Stock

On October 5, 2016, we sold all 7,269,719 shares of IRT’s common stock that we owned to IRT.

For the three months ended March 31, 2016, we earned and subsequently received dividends of $1,309, which were eliminated in consolidation. As of March 31, 2017 and December 31, 2016, we had no amounts due from IRT related to our previous ownership of shares of IRT’s common stock.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2017

(Unaudited and dollars in thousands, except share and per share amounts)

Indebtedness

During the three months ended March 31, 2016, we earned $265 of interest from IRT related to $38,075 of mortgage indebtedness held by us.  As of March 31, 2017 and December 31, 2016, we had no amounts due from IRT related to this mortgage indebtedness.

Other Transactions with IRT

Pursuant to a shared services agreement, IRT reimbursed RAIT $387 for general and administrative services for the three months ended March 31, 2017.  In addition, during the three months ended March 31, 2017, IRT reimbursed RAIT for $155 of general and administrative items that were paid on IRT’s behalf.

Pursuant to property management agreements with IRT with respect to RAIT’s multifamily properties, RAIT paid IRT $137 of property management fees for the three months ended March 31, 2017.  This is reflected within real estate operating expense in our consolidated statements of operations.

Other

On December 20, 2016, Scott F. Schaeffer resigned from his position as Chief Executive Officer of RAIT and became the full-time Chief Executive Officer of IRT.  On the same date, Scott F. Schaeffer entered into a one year consulting agreement with RAIT for which he will receive compensation of $375.  For the three months ended March 31, 2017, $94 was earned and paid related to this consulting agreement, which is reflected in general and administrative expenses in our consolidated statements of operations. In accordance with the Memorandum of Understanding dated September 26, 2016, which memorialized the terms of Scott F. Schaeffer’s resignation, RAIT granted Scott F. Schaeffer 150,000 unvested shares of common stock on December 23, 2016, and made a $500 cash payment in January 2017.  The shares vest 50% on the six month anniversary and 50% on the one year anniversary of the grant date.

In accordance with the Memorandum of Understanding dated September 26, 2016, which memorialized the terms of James J. Sebra’s resignation, he was owed a cash bonus, payable in 2017, equal to 25% of his cash bonus for the year ended December 31, 2016.  As of March 31, 2017, $110 has been accrued as a payable for this cash bonus.

NOTE 13: SUPPLEMENTAL DISCLOSURE TO STATEMENT OF CASH FLOWS

The following are supplemental disclosures to the statements of cash flows for the three months ended March 31, 2017 and 2016:

	For the March 31,
	2017	2016
Cash paid for interest	$16,247	$22,766
Cash paid for taxes	24	120
Non-cash increase in investments in real estate, intangible assets, and other liabilities from conversion of loans	1,590	1,499
Non-cash (decrease) in investments in real estate, restricted cash, other assets, intangible assets, accounts payable and accrued expenses, and other liabilities from deconsolidation of properties	(43,025)	—
Non-cash increase (decrease) in indebtedness from debt extinguishments	(3,813)	—
Non-cash increase (decrease) in indebtedness from deconsolidation of properties	(27,467)	—

For a discussion of the non-cash changes in indebtedness and investments in real estate, restricted cash, other assets, intangible assets, accounts payable and accrued expenses, and other liabilities that occurred during the three months ended March 31, 2017, see Note 4: Investments in Real Estate and Note 5: Indebtedness.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2017

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

•	Prior to the deconsolidation of IRT in October 2016, our IRT segment concentrated on the ownership of apartment properties in opportunistic markets throughout the United States.

As discussed in Note 16: Discontinued Operations, IRT is a discontinued operation.  As a result, we only have one reportable segment that relates to our continuing operations.

NOTE 15: COMMITMENTS AND CONTINGENCIES

We are involved from time to time in litigation on various matters, including disputes with tenants of owned properties, disputes arising out of agreements to purchase or sell properties, disputes arising out of our loan portfolio, negligence, and similar tort claims related to owned properties or employment related disputes. Given the nature of our business activities, these lawsuits are considered routine to the conduct of our business. The result of any particular lawsuit cannot be predicted, because of the very nature of litigation, the litigation process and its adversarial nature, and the jury system. We do not expect that the liabilities, if any, that may ultimately result from such routine legal actions will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

During the three months ended March 31, 2017, we reached an agreement in principle to settle a matter with a former employee for $175.  This amount has been accrued as a liability as of March 31, 2017.

NOTE 16: DISCONTINUED OPERATIONS

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

As the IRT internalization agreement resulted in our disposal of our investment in IRT, our advisory agreement with IRT and our multifamily property management business as well as a strategic shift in our operations and financial results, we concluded that these entities or distinguishable components of RAIT should be reported as discontinued operations as of September 30, 2016.  As discussed in Note 14: Segment Reporting, IRT was part of our IRT segment.  The IRT advisor and our multifamily property management business were part of our real estate lending, owning and managing segment.

Provided below are the statements of operations and summarized cash flow statement classified as discontinued operations. A balance sheet will not be included as there were no discontinued operations presented as of the balance sheet dates.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2017

(Unaudited and dollars in thousands, except share and per share amounts)

The table below presents the statements of operations of these entities or distinguishable components of RAIT that are discontinued operations for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
	2017	2016
Revenue:
Property income	$—	$38,667
Fee and other income	—	738
Total revenue	—	39,405
Expenses:
Interest expense	—	9,712
Real estate operating expense	—	15,858
Compensation expense	—	1,874
General and administrative expense	—	1,257
Acquisition expense	—	160
Depreciation and amortization expense	—	11,603
Total expenses	—	40,464
Operating (Loss) Income	—	(1,059)
Interest and other income (expense), net	—	—
Gains (losses) on assets	—	2,453
Gain (loss) on IRT merger with TSRE	—	91
TSRE financing extinguishment and employee separation expenses	—	—
Gains (losses) on extinguishments of debt	—	—
Net income (loss) from discontinued operations	$—	$1,485

The table below summarizes the cash flows provided by operating, financing and investing activities of these entities or distinguishable components of RAIT that are discontinued operations for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
	2017	2016
Cash flow from operating activities from discontinued operations	$—	$7,673
Cash flow from investing activities from discontinued operations	—	5,900
Cash flow from financing activities from discontinued operations	—	(29,734)
Net change in cash and cash equivalents from discontinued operations	—	(16,161)
Cash and cash equivalents at beginning of period - discontinued operations	—	38,305
Cash and cash equivalents at end of period - discontinued operations	$—	$22,144

NOTE 17: SUBSEQUENT EVENTS

We have evaluated subsequent events or transactions that have occurred after the consolidated balance sheet date of March 31, 2017, but prior to the filing of the consolidated financial statements with the SEC on this Quarterly Report on Form 10-Q. We have determined that, except as disclosed within this Note and other Notes, there are no subsequent events that require disclosure in this Annual Report on Form 10-Q.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to historical information, this discussion and analysis contains forward-looking statements. These statements can be identified by the use of forward-looking terminology including “may,” “believe,” “will,” “expect,” “anticipate,” “estimate,”  “seek,” “continue” or similar words. Our forward-looking statements include, but are not limited to, statements regarding RAIT’s plans and initiatives and 2017 expectations to (i) simplify its business model, (ii) focus on its core commercial real estate lending business, (iii) increase loan origination levels, when compared to 2016, as capital from non-lending related asset sales is re-deployed, (iv) deleverage by using cash generated by asset sales to repay debt, (v) opportunistically divest and maximize the value of RAIT’s legacy REO portfolio and existing property management operations and, ultimately, minimize REO holdings, (vi) significantly reduce its total expense base, (vii) continue to sell non-lending assets, (viii) achieve significant annual expense savings in connection with the internalization of IRT, (ix) sell in whole or substantial part its Urban Retail property management business and achieve costs savings in connection with such sale,  (x) enhance its long-term prospects and create value for its shareholders and (xi) whether and when RAIT will be able to recognize a gain, which will offset the non-cash loss on deconsolidation of properties reported for the quarter ended March 31, 2017. Such forward-looking statements are based upon RAIT’s historical performance and its current plans, estimates, predictions and expectations and are not a representation that such plans, estimates, predictions or expectations will be achieved. Because such statements include risks, uncertainties and contingencies, actual results may differ materially from the expectations, intentions, beliefs, plans or predictions of the future expressed or implied by such forward-looking statements.

These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. These risks and uncertainties include, without limitation, (i) whether RAIT will be able to continue to implement its strategy to transition RAIT to a more lender focused, simpler, and more cost-efficient business model, to deleverage and to generate enhanced returns for its shareholders; (ii) whether RAIT will be able to continue to opportunistically divest  RAIT’s legacy REO portfolio and existing property management operations and the majority of RAIT’s non-lending assets; (iii) whether anticipated cost savings from the internalization of IRT will be achieved; (iv) whether the divestiture of RAIT’s commercial real estate portfolio and other non-lending assets will lead to lower asset management costs and lower expenses; (v) whether RAIT will be able to reduce compensation and G&A expenses and indebtedness; (vi) whether RAIT’s changes to its Board composition and  leadership and to its executive management team will lead to enhanced value for shareholders; (vii) whether RAIT will be able to create sustainable earnings and grow book value; (viii) whether RAIT will be able to redeploy capital from non-lending related asset sales; (ix) whether RAIT will be able to increase loan origination levels; (x) whether the disposition of non-core assets, reductions in debt levels and expected loan repayments will impact RAIT’s earning and CAD; (xi) whether RAIT will continue to pay dividends and the amount of such dividends; (xii) whether RAIT will be able to organically increase reliance on match-funded asset-level debt; (xiii) overall conditions in commercial real estate and the economy generally; (xiv) whether market conditions will enable us to continue to implement our capital recycling and debt reduction plan involving selling properties and repurchasing or paying down our debt; (xv) whether we will be able to originate sufficient bridge loans; (xvi) changes in the expected yield of our investments; (xvii) changes in financial markets and interest rates, or to the business or financial condition of RAIT or its business; (xviii) whether RAIT will generate any CMBS gain on sale profits; (xix) whether our management changes will be successfully implemented; (xx) whether RAIT will be able to aggregate sufficient loans or whether market conditions will permit RAIT to complete future securitizations of floating rate loans; (xxi) whether and when RAIT will be able to recognize a gain, which will offset the non-cash loss on deconsolidation of properties reported for the quarter ended March 31, 2017; (xxii) whether RAIT will have any legal obligations on the non-recourse debt on its industrial real estate portfolio; (xxiii) RAIT may not be able to recognize a gain, which will offset the non-cash loss on deconsolidation of properties reported for the quarter ended March 31, 2017, until all the properties in the industrial portfolio are sold and the timing of such sales is controlled by the lender referenced above and RAIT may recognize additional similar non-cash losses on future sales of less than all of the remaining properties until all of such properties are sold; (xxiv) the availability of financing and capital, including through the capital and securitization markets; (xxv) risks, disruption, costs and uncertainty caused by or related to the actions of activist shareholders, including that if individuals are elected to our Board with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create value for our shareholders and  perceived uncertainties as to our future direction as a result of potential changes to the composition of our Board may lead to the perception of a change in the direction of our business, instability or a lack of continuity which may be exploited by our competitors, cause concern to our current or potential customers, may result in the loss of potential business opportunities and make it more difficult to attract and retain qualified personnel and business partners, and changes to the composition of our board resulting from such actions may trigger put rights or otherwise permit acceleration of some of our indebtedness; and (xxvi) other factors described in RAIT’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and in other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report, except as may be required by applicable law.

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

During the three months ended March 31, 2017, we continued making significant progress executing on our comprehensive strategy to drive long-term revenue growth and enhance shareholder value by transforming into a more focused, cost-efficient and lower leverage business concentrated on its core commercial real estate, or CRE, lending business.  We began executing this strategy in 2016 and will continue this pursuit throughout 2017.   Our transformational strategy remains focused on:

•	concentrating RAIT’s business on our core middle-market CRE lending business;
•	opportunistically divesting, while maximizing the value of, our legacy real estate owned, or REO, portfolio and ultimately minimizing our REO holdings;
•	opportunistically divesting and maximizing the value of our commercial property management operations, including our Urban Retail property management business;
•	optimizing our capital structure and reducing our outstanding indebtedness;
•	reducing our total expense base; and
•	most importantly, reallocating capital into and growing our core middle market CRE lending activities.

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

We believe we made progress executing our strategy to return to our focus on CRE lending as follows:

•	Commercial Real Estate Loan Originations

o	We originated $120.0 million of senior CRE loans during the three months ended March 31, 2017 up from $40.5 million in loans originated during the three months ended March 31, 2016.

•	Reductions in Property Portfolio

o	We sold six properties which generated gross proceeds of $95.0 million and $8.9 million in GAAP gains related to these sales during three months ended March 31, 2017.
o	We were divested of five properties with a carrying amount of $43.4 million.
o

Since the beginning of 2016 through March 31, 2017, consistent with our strategy of divesting non-lending assets, we have reduced our property portfolio and related indebtedness, in the aggregate, by $476.3 million and $409.5 million, respectively.

o

As of December 31, 2016, we had identified 36 properties for disposition, which aggregated $540.2 million of gross cost.  As of March 31, 2017, 25 properties remain identified for disposition, which aggregate to $377.8 million of gross cost.  One of these properties was sold in April 2017 for $4.6 million.  We expect to sell or dispose of the remainder of the $377.8 million of properties during 2017.

•	Reductions in Compensation & General and Administrative, or G&A, Expenses

o

Our compensation and G&A expense declined 35.4% to $6.2 million for the three months ended March 31, 2017 from $9.6 million in the three months ended December 31, 2016, and declined 8.8% from $6.8 million in the three months ended March 31, 2016.

o	We are currently on track to meet our 2017 annual compensation and G&A expense goal to not exceed $25.0 million.

•	Debt Reductions and Corporate Leverage

o	Our total indebtedness, based on principal amount, declined by $133.6 million during the three months ended March 31, 2017, and $798.2 million, from January 1, 2016 through March 31, 2017.
o

Our total recourse debt, excluding our secured warehouse facilities, declined by $32.0 million, or 8.9%, during the three months ended March 31, 2017 and $88.7 million, or 21.3%, from January 1, 2016 through March 31, 2017.

o	In April 2017, we repaid an additional $10.0 million recourse debt obligation.
o	We have no remaining scheduled recourse debt maturities in 2017, excluding our secured warehouse facilities.
o	Our corporate leverage ratio, calculated by dividing our total liabilities by our total gross assets, remained consistent at 76% as of March 31, 2017 when compared to December 31, 2016.

During the three months ended March 31, 2017, we generated GAAP net income (loss) allocable to common shares of $(30.1) million, or $(0.33) per common share-diluted, as compared to $(17.8) million, or $(0.20) per common share-diluted, during the three months ended March 31, 2016.  During the three months ended March 31, 2017, our cash available for distribution, or CAD, decreased to $5.2 million, or $0.06 per common share from $12.9 million, or $0.14 per common share for the three months ended March 31, 2016.  CAD is a non-GAAP financial measure.  For management’s respective definitions and discussion of the usefulness of CAD to investors, analysts and management and a reconciliation of our reported net income (loss) to our CAD, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Non-GAAP Financial Measures.”

Trends That May Affect our Business

Investors should read Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, or the Annual Report, for a detailed discussion of the following items:

•	Trends relating to capital markets.
•	Trends relating to CRE debt market maturities.
•	Trends relating to originating and financing conduit loans and bridge loans.
•	Trends relating to investments in real estate.
•	Interest rate environment.
•	Prepayment rates.
•	Transitional impact of strategy.

CRE Lending

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

During the three months ended March 31, 2017, we originated $120.0 million of CRE loans and received CRE loan repayments of $90.2 million, contributing to a net increase in our loan portfolio of $22.9 million. The tables below describe certain characteristics of our commercial mortgage loans, mezzanine loans, and preferred equity interests as of March 31, 2017 (dollars in thousands):

	Carrying Value	Weighted- Average Coupon	Range of Maturities	Number of Loans
Commercial Real Estate (CRE) Loans
Commercial mortgages	$1,188,845	5.9%	Apr. 2017 - Dec. 2025	93
Mezzanine loans	88,115	9.9%	Apr. 2017 - May. 2025	21
Preferred equity interests	40,328	8.7%	Nov. 2018 - Jan. 2029	16
Total investments in loans	$1,317,288	6.3%		130

Certain of our commercial mortgage loans, mezzanine loans and preferred equity interests provide for the accrual of interest at specified rates which differ from current payment terms.  We refer to these loans as cash flow loans, the vast majority of which were originated prior to 2011.  Although a cash flow loan accrues interest at a stated rate, pursuant to forbearance or other agreements, the borrower is only required to pay interest each month at a minimum rate plus additional interest up to the stated rate to the extent of all cash flow from the property underlying the loan after the payment of property operating expenses.  Please see Part I, Item 1, “Financial Statements —Note 2: Summary of Significant Accounting Policies—Revenue Recognition” for further information on these loans.  As of March 31, 2017, we held investments we characterized as cash flow loans, with a recorded investment (including accrued interest) of $186.3 million comprised of preferred equity interests totaling $50.1 million, bridge loans totaling $100.6 million and mezzanine loans totaling $35.6 million.  Of these cash flow loans, $179.5 million were originated prior to 2011 and $6.8 million were originated in 2013.

As of March 31, 2017, our nonaccrual loans total $115.8 million and represent six loans originated prior to 2008, down from $121.0 million as of December 31, 2016.  We remain focused on working with our borrowers on these loans to either sell or refinance the underlying properties as expeditiously as possible.  As of March 31, 2017, we have a loan loss reserve of $13.5 million, representing approximately 12% of our nonaccrual loans and 1% of our total CRE loan portfolio.

We finance our consolidated CRE loans on a long-term basis through securitizations. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Securitization Summary” for more information about our securitizations.

The charts below describe the property types and the geographic breakdown of our commercial mortgage loans, mezzanine loans, other loans, and preferred equity interests as of March 31, 2017:

(a)	Based on carrying amount.

REO Portfolio

As described above, we continue to execute on our strategy of opportunistically divesting, while maximizing the value of our legacy REO portfolio and ultimately minimizing our REO holdings over time.  During the three months ended March 31, 2017, we sold 6 properties for $95.0 million which generated an $8.9 million GAAP gain.  The proceeds from the sales were used to reduce debt, and the sales generated $5.9 million of net proceeds to us.  We are expecting to dispose of additional REO properties with an aggregate gross cost (carrying value), as of March 31, 2017, of approximately $377.8 million ($317.0 million) during the remainder of 2017.  As of March 31, 2017, our real estate portfolio had an aggregate gross cost (carrying value) of $694.2 million ($580.1 million), comprised of $294.8 million ($219.6 million) of office properties, $63.1 million ($53.3 million) of multifamily properties, $152.8 million ($133.4 million) of retail properties, $48.4 million ($46.2 million) of industrial properties, $82.9 million ($75.4 million) of properties in redevelopment and $52.2 million ($52.2 million) of land.  We reported a $7.4 million asset impairment for the three months ended March 31, 2017 related to four properties in varying stages of the sales process.  We have financed our portfolio of investments in commercial real estate through secured mortgages held by either third-party lenders or our commercial real estate securitizations.

During the three months ended March 31, 2017, we recognized a non-cash loss on deconsolidation totaling $15.9 million due to being divested of five properties relating to an industrial real estate portfolio that we owned.  At December 31, 2016, this portfolio contained ten properties with a carrying value of $82.5 million and $81.9 million of related cross-collateralized non-recourse debt. In future periods as the lender of this debt divests the remaining assets in this portfolio, we expect to recognize a gain which will offset this loss. We do not believe we will have any further legal obligations under the non-recourse debt secured by this entire portfolio once these divestitures are completed.  We became the owner of the portfolio in 2015 as a result of exercising our remedies under an $11.0 million subordinated mezzanine loan acquired in 2006.  In 2016, we determined that this portfolio was not consistent with our new strategic direction and took a $10.0 million asset impairment charge against this portfolio.  During the quarter ended March 31, 2017, five of the properties from this industrial portfolio were divested through auction processes organized by the senior lender. These five properties had a carrying value of $43.4 million.  Upon divestment of these properties, we derecognized these net assets and extinguished related debt of $27.5 million based on the proceeds received by the senior lender at the auctions.  The difference between these amounts resulted in the non-cash loss described above.  The remaining five industrial properties have a carrying value of $38.8 million and $54.5 million of related non-recourse debt at March 31, 2017.

The table below describes certain characteristics of our REO Portfolio as of March 31, 2017 (dollars in thousands).  We invest in real estate properties, primarily multi-family properties, throughout the United States.

	Investments in Real Estate (1)	Average Physical Occupancy	Units/ Square Feet/ Acres	Number of Properties
Multi-family real estate properties	$63,158	92.5%	692	3
Office real estate properties	294,842	78.3%	1,967,328	17
Industrial real estate properties	48,377	100.0%	1,009,586	8
Retail real estate properties	152,770	76.3%	1,493,073	6
Redevelopment real estate properties	82,921	41.1%	1,300,177	3
Parcels of land	52,162	N/A	12.7	6
Total	$694,230	—		43
(1)	Based on properties owned as of March 31, 2017.

The charts below describe the property types and the geographic breakdown of our investments in real estate as of March 31, 2017:

(a)	Based on gross cost.

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

As of March 31, 2017, we had sponsored six securitizations with varying amounts of retained or residual interests held by us which we consolidate in our financial statements as follows: RAIT I, RAIT II, RAIT 2014-FL3 Trust, or RAIT FL3, RAIT 2015-FL4 Trust, or RAIT FL4, RAIT 2015-FL5 Trust, or RAIT FL5 and RAIT 2016-FL6 Trust, or RAIT-FL6. We refer to RAIT FL3, RAIT FL4, RAIT FL5 and RAIT FL6 as the FL securitizations. We previously exercised our rights and unwound two other securitizations we had sponsored, RAIT 2013-FL1 Trust, or RAIT FL1, in 2015 and RAIT 2014-FL2 Trust, or RAIT FL2, in 2016. In addition, we have exercised our rights and unwound RAIT FL3 in April 2017. The assets and liabilities of these securitizations are presented at amortized cost in our consolidated financial statements. We originated substantially all of the loans collateralizing RAIT I, RAIT II and the FL securitizations. We serve as the collateral manager, servicer and special servicer on RAIT I and RAIT II and as servicer and special servicer for each of the FL securitizations.

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

Repayment of the loans collateralizing RAIT I and RAIT II outside their contractual maturities are expected to remain consistent with 2016 levels in the foreseeable future. In addition, we have 25 properties held for disposition with an aggregate gross cost of $377.8 million, and carrying value of $317.0 million, as of March 31, 2017.  The related indebtedness of these properties is expected to be repaid with the proceeds of any sales, which primarily includes paying down the most senior notes outstanding issued by RAIT I and RAIT II, as applicable. We continue to evaluate our real estate portfolio with regards to identifying other possible properties to sell as part of our previously disclosed capital recycling and debt reduction plan.  Because we own properties that are financed, in part, by loans collateralizing RAIT I and RAIT II, sales of our properties could result in a significant reduction of our securitization notes payable. These repayments have reduced our returns from these securitizations and we expect future repayments to continue to reduce these returns.  We currently expect the remaining loans collateralizing RAIT II to be substantially repaid or otherwise disposed of by the end of 2017.  We continue to implement our new strategic direction in order to seek to replace these returns.

If the CDO notes issued by RAIT I and RAIT II have not been redeemed in full prior to the distribution date occurring in May 2017, in the case of RAIT I, and June 2017, in the case of RAIT II, then an auction of the collateral assets of RAIT I or RAIT II, as relevant, will be conducted by the relevant trustee periodically thereafter and, if certain conditions set forth in the relevant indenture are satisfied, such collateral assets will be sold at the auction and the relevant CDO notes will be redeemed, in whole, but not in part, on such distribution date. Two auctions for RAIT I have been held but no sale occurred as not all of the conditions precedent were satisfied.

A summary of the investments in our consolidated securitizations as of the most recent payment information is as follows:

Our Legacy Securitizations

•

RAIT I—RAIT I has $555.3 million of total collateral at par value, of which $38.0 million is defaulted. The current overcollateralization, or OC, test is passing at 138.6% with an OC trigger of 116.2%. We currently own $46.1 million of the securities that were originally rated investment grade and $200.0 million of the non-investment grade securities issued by this securitization. We are currently receiving all distributions required by the terms of our retained interests in this securitization and are receiving all of our collateral management fees. We pledged $26.6 million of the securities we own issued by RAIT I as collateral for a senior secured note we issued.

•

RAIT II—RAIT II has $305.3 million of total collateral at par value, of which $18.5 million is defaulted. The current OC test is passing at 151.3% with an OC trigger of 111.7%. We currently own $91.9 million of the securities that were originally rated investment grade and $140.7 million of the non-investment grade securities issued by this securitization. We are currently receiving all distributions required by the terms of our retained interests in this securitization and are receiving all of our collateral management fees. We pledged $27.8 million of the securities we own issued by RAIT II as collateral for a senior secured note we issued.

Our Floating Rate CMBS Securitizations

•

RAIT FL3— During the second quarter of 2017, RAIT exercised its right to unwind RAIT 2014-FL3 Trust, or RAIT FL3, and satisfied the outstanding notes. We refinanced a majority of the $85.7 million of remaining loans through our warehouse financing arrangement. Loan repayments in RAIT FL3 decreased the efficiency of the securitization and by unwinding this securitization, we increased our returns on our remaining assets.

•

RAIT FL4—RAIT FL4 has $134.8 million of total collateral at par value, of which there is no collateral that is in default. RAIT FL4 does not have OC triggers or IC triggers. RAIT FL4, has classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $93.4 million to investors. We currently own the unrated classes of junior notes, including a class with an aggregate principal balance of $41.4 million, and the equity, or the retained interests, of RAIT FL4.

•

RAIT FL5—RAIT FL5 has $299.4 million of total collateral at par value, of which there is no collateral that is in default.  RAIT FL5 does not have OC triggers or IC triggers. RAIT FL5, has classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $238.6 million to investors.  A venture, in which we have retained a 60% interest, owns the unrated classes of junior notes and the equity, or the retained interests, of RAIT FL5.  The unrated classes of junior notes have an aggregate principal balance of $60.8 million.

•

RAIT FL6—RAIT FL6 has $252.8 million of total collateral at par value, none of which is in default. RAIT FL6 has classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $211.5 million to investors. In January 2017, we contributed our junior notes and equity of RAIT FL6 to a venture. The venture, in which we have retained a 60% interest, owns the unrated classes of junior notes and the equity, or the retained interests, of RAIT FL6.  We received approximately $17.0 million of capital as a result of this contribution. The unrated classes of junior notes have an aggregate principal balance of $41.3 million.

Assets Under Management

Assets under management, or AUM, is an operating measure representing the total assets that we own or are managing for third parties. While not all AUM generates fee income, it is an important operating measure to gauge our asset growth, volume of originations, size and scale of our operations and our performance.

The table below summarizes our AUM as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	AUM as of March 31, 2017	AUM as of December 31, 2016
Commercial real estate loan portfolio (1)	$2,012,276	$2,159,152
Property management (2)	1,378,609	1,416,072
Total	$3,390,885	$3,575,224
(1)

As of March 31, 2017 and December 31, 2016, our commercial real estate portfolio was comprised of $367.6 million and $411.7 million, respectively, of assets collateralizing RAIT I and RAIT II; $739.7 million and $789.4 million, respectively, of assets collateralizing our floating rate securitizations; $694.2 million and $854.6 million, respectively, of investments in real estate; and $210.7 million and $103.4 million, respectively, of commercial mortgage loans, mezzanine loans and preferred equity interests that were not securitized.

(2)	Urban Retail provides management and/or leasing services to 58 properties with 12,864,388 square feet in 22 states as of March 31, 2017.

Results of Operations

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

The following table sets forth information regarding our consolidated results of operations for the three months ended March 31, 2017 and 2016.

	For the Three Months Ended March 31,
	2017	2016	$ Variance	% Variance
Revenue:
Investment interest income	$17,650	$25,802	$(8,152)	-32%
Investment interest expense	(9,773)	(9,320)	(453)	5%
Net interest margin	7,877	16,482	(8,605)	-52%
Property income	20,065	30,055	(9,990)	-33%
Fee and other income	1,661	2,114	(453)	-21%
Total revenue	29,603	48,651	(19,048)	-39%
Expenses:
Interest expense	10,143	15,870	(5,727)	-36%
Real estate operating expense	10,634	14,848	(4,214)	-28%
Property management expenses	2,213	2,167	46	2%
General and administrative expenses:
Compensation expense	3,487	3,625	(138)	-4%
General and administrative expense	2,705	3,215	(510)	-16%
Total general and administrative expenses	6,192	6,840	(648)	-9%
Acquisition and integration expenses	172	109	63	58%
Provision for loan losses	1,535	1,325	210	16%
Depreciation and amortization expense	9,754	12,673	(2,919)	-23%
IRT internalization and management transition expenses	736	-	736	N/M
Shareholder activism expenses	694	-	694	N/M
Total expenses	42,073	53,832	(11,759)	-22%
Operating (Loss) Income	(12,470)	(5,181)	(7,289)	141%
Interest and other income (expense), net	14	61	(47)	-77%
Gains (losses) on assets	12,006	(195)	12,201	-6257%
Gains (losses) on deconsolidation of properties	(15,947)	-	(15,947)	N/M
Gains (losses) on extinguishments of debt	3,186	344	2,842	826%
Asset impairment	(7,424)	(3,922)	(3,502)	89%
Change in fair value of financial instruments	(1,153)	(4,088)	2,935	-72%
Income (loss) before taxes	(21,788)	(12,981)	(8,807)	68%
Income tax benefit (provision)	249	993	(744)	-75%
Income from continuing operations	(21,539)	(11,988)	(9,551)	80%
Discontinued operations:
Income (loss) from discontinued operations	-	1,485	(1,485)	-100%
Net income (loss)	(21,539)	(10,503)	(11,036)	105%
(Income) loss allocated to preferred shares	(8,526)	(8,520)	(6)	0%
(Income) loss allocated to noncontrolling interests	(20)	1,179	(1,199)	-102%
Net income (loss) allocable to common shares	$(30,085)	$(17,844)	$(12,241)	69%

Revenue

Net interest margin. Net interest margin decreased $8.6 million, or 52%, to $7.9 million for the three months ended March 31, 2017 from $16.5 million for the three months ended March 31, 2016. Investment interest income decreased due to the $425.0 million of loan repayments that occurred during 2016, partially offset by the $156.8 million of loan originations during 2016.  Investment interest expense slightly increased due to the issuances of $40.8 million of other indebtedness related to our ventures which hold the junior notes of two of our floating rate securitizations and the issuance of $211.5 million of indebtedness in FL-6, partially offset by repayment of indebtedness secured by our loans.

Property income. Property income decreased $10.0 million to $20.1 million for the three months ended March 31, 2017 from $30.1 million for the three months ended March 31, 2016. The decrease is primarily attributable to a $10.6 million decrease in property income related to the sale of 22 properties since March 31, 2016 and a $0.5 million decrease in property income in our same store portfolio. The decrease is partially offset by a $1.1 million increase in property income related to 6 properties that have been acquired since March 31, 2016.

Fee and other income. Fee and other income decreased $0.4 million to $1.7 million for the three months ended March 31, 2017 from $2.1 million for the three months ended March 31, 2016. The decrease is primarily attributable to lower property management fees earned by our retail property management subsidiary.

Expenses

Interest expense. Interest expense decreased $5.7 million, or 36%, to $10.1 million for the three months ended March 31, 2017 from $15.9 million for the three months ended March 31, 2016. The decrease is attributable to $56.7 million of recourse debt reductions in 2016 and $90.2 million of repayments of indebtedness related to property dispositions.

Real estate operating expense. Real estate operating expense decreased $4.2 million, or 28%, to $10.6 million for the three months ended March 31, 2017 from $14.8 million for the three months ended March 31, 2016. The decrease is primarily attributable to a $5.3 million decrease in real estate operating expense related to the sale of 22 properties since March 31, 2016. This is partially offset by a $0.4 million increase in real estate operating expense related to 6 properties that have been acquired since March 31, 2016 and $0.7 million increase in our same store portfolio.

Property management expense. Property management expense remained consistent at $2.2 million for the three months ended March 31, 2017 and 2016.

Compensation expense. Compensation expense decreased $0.1 million to $3.5 million for the three months ended March 31, 2017 from $3.6 million for the three months ended March 31, 2016.  The primary driver of the decrease was a decrease in the number of employees partially offset by less compensation expense being deferred as direct loan origination costs for the three months ended March 31, 2017, which was $1.0 million, as compared to the three months ended March 31, 2016, which was $1.2 million.

General and administrative expense. General and administrative expense decreased $0.5 million to $2.7 million for the three months ended March 31, 2017 from $3.2 million for the three months ended March 31, 2016. This is primarily due to decreases across multiple types of general and administrative expenses as part of our strategic transformation and simpler business model.

Acquisition expense. Acquisition expense increased $0.1 million to $0.2 million for the three months ended March 31, 2017 from $0.1 million for the three months ended March 31, 2016.

Provision for loan losses. Provision for loan losses increased $0.2 million to $1.5 million for the three months ended March 31, 2017 from $1.3 million for the three months ended March 31, 2016.

Depreciation and amortization expense. Depreciation and amortization expense decreased $2.9 million, or 23%, to $9.8 million for the three months ended March 31, 2017 from $12.7 million for the three months ended March 31, 2016. The decrease is primarily attributable to a $3.4 million decrease in depreciation and amortization expense related to the sale of 22 properties since March 31, 2016. This decrease in partially offset by a $0.7 million increase in depreciation and amortization expense related to 6 properties that have been acquired since March 31, 2016.

IRT internalization and management transition expenses. During the three months ended March 31, 2017, we incurred $736 of advisory and consulting expenses directly related to impacts of the IRT internalization and our management transition.

Shareholder activism expenses. During the three months ended March 31, 2017, we incurred $694 of additional expenses beyond those normally associated with soliciting proxies for our annual meeting of shareholders as a result of responding to shareholder activism.

Other income (expense)

Gains (losses) on assets. During the three months ended March 31, 2017 three multi-family properties, two office properties and one parcel of land were sold resulting in gains of $8.9 million. A $3.1 million dollar gain was also recognized during the three months ended March 31, 2017 relating to the sale of a multifamily property that occurred during the second quarter of 2015. The gain was deferred as the buyer’s initial investment was insufficient. As our loan, which financed the buyer’s acquisition of this property, was paid off during the three months ended March 31, 2017, we recognized the $3.1 million deferred gain.

Gains (losses) on deconsolidation of properties. During the three months ended March 31, 2017, we incurred a non-cash loss on deconsolidation of properties of $15.9 million relating to an industrial real estate portfolio which contained ten properties with a carrying value of $82.5 million and $81.9 million of related non-recourse debt as of December 31, 2016. During the quarter ended March 31, 2017, the senior lender foreclosed on the mortgage liens encumbering five of these industrial properties that had an aggregate carrying value of $43.1 million as well as $0.3 million of intangible and other assets, net of accrued expenses and other liabilities, and $27.5 million of related non-recourse indebtedness as well as certain other assets and other liabilities.

Gains (losses) on extinguishment of debt. During the three months ended March 31, 2017, we recognized a gain on extinguishment of debt of $3.2 million. This includes a $4.1 million gain on the extinguishment of the mortgage indebtedness of two of our multi-family properties upon their sale as they were sold for less than their outstanding indebtedness and the outstanding indebtedness has been satisfied. This was offset by a loss on the extinguishment of debt of $0.9 million related to repurchases of our indebtedness, primarily driven by the write-off of the unamortized deferred financing costs associated with the indebtedness.

Asset impairment. During the three months ended March 31, 2017, we recognized impairment of real estate assets of $7.4 million as it was more likely than not we would dispose of the assets before the end of their previously estimated useful lives and a portion of our recorded investment in these assets was determined to not be recoverable.

Change in fair value of financial instruments. During the three months ended March 31, 2017, the change in fair value of financial instruments decreased our net income by $1.2 million. The fair value adjustments we recorded were as follows (dollars in thousands):

Description	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016
Change in fair value of junior subordinated notes	$(660)	$719
Change in fair value of derivatives	7	(1,907)
Change in fair value of warrants and investor SARs	(500)	(2,900)
Change in fair value of financial instruments	$(1,153)	$(4,088)

The changes in the fair value for the junior subordinated notes for which the fair value option was elected for the three months ended March 31, 2017 and 2016 was primarily attributable to changes in interest rates and instrument specific credit risks. The changes in the fair value of derivatives for the three months ended March 31, 2017 and 2016 was primarily attributable to changes in interest rates. The changes in fair value of the warrants and investor SARs for the three months ended March 31, 2017 and 2016 was primarily attributable to changes in the reference stock price and volatility.

Income tax benefit (provision). During the three months ended Mach 31, 2017, the income tax benefit was driven by a reversal of the current income tax liability accrued as of December 31, 2016 as result of updating our projections for 2017. We are now projecting an ordinary loss position for taxable year 2017 for our TRS holding company. The reversal of the accrual generated a current income tax benefit of $249 for the three months ended March 31, 2017.

Income (loss) from discontinued operations. During the three months ended March 31, 2016, income (loss) from discontinued operations reflected recurring activity from our discontinued operations.

Non-GAAP Financial Measures

Cash Available for Distribution

Cash available for distribution, or CAD, is a non-GAAP financial measure. We believe that CAD provides investors and management with a meaningful indicator of operating performance. Management also uses CAD, among other measures, to evaluate profitability and our board of trustees considers CAD in determining our quarterly cash distributions. We also believe that CAD is useful because it adjusts for a variety of noncash items (such as depreciation and amortization, equity-based compensation, provision for loan losses and non-cash interest income and expense items). In addition, the compensation committee of our board of trustees has used CAD as a metric in establishing quantitative performance-based awards for certain of our executive officers since 2015

We calculate CAD by subtracting from or adding to net income (loss) attributable to common shareholders the following items: depreciation and amortization items including depreciation and amortization expense, straight-line rental income or expense, amortization of deferred financing costs, and amortization of discounts on financings; origination fees; equity-based compensation; changes in the fair value of our financial instruments; realized gains (losses) on assets; provision for loan losses; asset impairments;

acquisition gains or losses and transaction costs; deferred income tax benefit (provision); certain fee income eliminated in consolidation that is attributable to third parties; and one-time events pursuant to changes in U.S. GAAP and certain other non-routine items.

CAD should not be considered as an alternative to net income (loss) or cash generated from operating activities, determined in accordance with U.S. GAAP, as an indicator of operating performance. For example, CAD does not adjust for the accrual of income and expenses that may not be received or paid in cash during the associated periods. Please refer to our consolidated financial statements prepared in accordance with U.S. GAAP in our most recent report on Form 10-K or Form 10-Q filed with the Securities and Exchange Commission. In addition, our methodology for calculating CAD may differ from the methodologies used by other comparable companies, including other REITs, when calculating the same or similar supplemental financial measures and may not be comparable with these companies.

Set forth below is a reconciliation of CAD to net income (loss) allocable to common shares for the three months ended March 31, 2017 and 2016 (dollars in thousands, except share information):

	For the Three Months Ended March 31, 2017		For the Three Months Ended March 31, 2016
	Amount	Per Share (1)	Amount	Per Share (2)
Cash Available for Distribution:
Net income (loss) allocable to common shares	$(30,085)	$(0.33)	$(17,844)	$(0.20)
Adjustments:
Depreciation and amortization expense	9,754	0.11	12,673	0.14
Change in fair value of financial instruments	1,153	0.01	4,088	0.04
(Gains) losses on assets	(12,006)	(0.13)	195	—
(Gains) losses on deconsolidation of properties	15,947	0.17	—	—
(Gains) losses on extinguishments of debt	(3,186)	(0.03)	(344)	—
Deferred income tax (benefit) provision	—	—	(1,108)	(0.01)
Straight-line rental adjustments	119	—	(418)	—
Share-based compensation	344	—	1,068	0.01
Acquisition and integration expenses	172	—	109	—
Origination fees and other deferred items	11,688	0.13	6,931	0.08
Provision for losses	1,535	0.02	1,325	0.01
IRT internalization and management transition expense	736	0.01	—	—
Shareholder activism expenses	694	0.01	—	—
Asset impairment	7,424	0.08	3,922	0.04
Net expenses associated with deconsolidation of properties	873	0.01	—	—
Discontinued operations and noncontrolling interest effect of certain adjustments	—	—	2,282	0.03
Cash Available for Distribution	$5,162	$0.06	$12,879	$0.14
(1)	Based on 91,300,812 weighted-average shares outstanding for the three months ended March 31, 2017.
(2)	Based on 91,018,160 weighted-average shares outstanding for the three months ended March 31, 2016.

Funds from Operations

We believe that funds from operations, or FFO, which is a non-GAAP measure, is an additional appropriate measure of the operating performance of a REIT. We compute FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT, as net income or loss allocated to common shares (computed in accordance with GAAP), excluding real estate-related depreciation expense, gains or losses on sales of real estate and the cumulative effect of changes in accounting principles. Our management utilizes FFO as a measure of our operating performance. FFO is not an equivalent to net income or cash generated from operating activities determined in accordance with GAAP. Furthermore, FFO does not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments or uncertainties. FFO should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flow from operating activities as a measure of our liquidity.

Set forth below is a reconciliation of FFO to net income (loss) allocable to common shares for the three months ended March 31, 2017 and 2016 (dollars in thousands, except share information):

	For the Three Months Ended March 31, 2017		For the Three Months Ended March 31, 2016
	Amount	Per Share (1)	Amount	Per Share (2)
Funds From Operations:
Net income (loss) allocable to common shares	$(30,085)	$(0.33)	$(17,844)	$(0.20)
Adjustments:
Real estate depreciation and amortization	6,884	0.08	10,171	0.11
(Gains) losses on the sale of real estate	(12,006)	(0.13)	195	-
Asset impairment	7,424	0.08	3,922	0.05
Adjustments related to discontinued operations	—	—	825	0.01
Funds From Operations allocable to common shares	$(27,783)	$(0.30)	$(2,731)	$(0.03)
(1)	Based on 91,300,812 weighted-average shares outstanding for the three months ended March 31, 2017.
(2)	Based on 91,018,160 weighted-average shares outstanding for the three months ended March 31, 2016.

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

Our primary cash requirements are as follows:

•	to make investments and fund the associated costs;
•	to repay, repurchase or redeem our indebtedness;
•	to pay our expenses, including compensation to our employees;
•	to pay U.S. federal, state, and local taxes of our taxable REIT subsidiaries; and
•	to distribute a minimum of 90% of our REIT taxable income and to make investments in a manner that enables us to maintain our qualification as a REIT.

We intend to meet these liquidity requirements primarily through the following:

•	the use of our cash and cash equivalent balances of $96.4 million as of March 31, 2017;
•	cash generated from operating activities, including net investment income from our investment portfolio, and fee income generated by our commercial real estate platform;
•	proceeds from the sales of assets;
•	proceeds from future borrowings, including our CMBS facilities and loan participations;
•	proceeds from alternative sources of financing, such as joint ventures or sales of our retained interests in securitizations we sponsor; and
•	proceeds from future offerings of our securities, which may include those through our DRSPP and ATM programs.

Cash Flows

As of March 31, 2017 and 2016, we maintained cash and cash equivalents of approximately $96.4 million and $56.3 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Three Months Ended March 31,
	2017	2016
Cash flow from operating activities	$2,893	$8,561
Cash flow from investing activities	86,361	42,582
Cash flow from financing activities	(103,353)	(82,460)
Net change in cash and cash equivalents	(14,099)	(31,317)
Net change in cash and cash equivalents from discontinued operations	—	16,161
Cash and cash equivalents at beginning of period	110,531	87,581
Cash and cash equivalents at end of period	$96,432	$72,425

Cash flow from operating activities for the three months ended March 31, 2017, as compared to the same period in 2016, decreased $5.7 million primarily due to lower earnings as a result of lower loan volumes and the timing of payments for various accounts payable, accrued expenses and other liabilities.

The cash inflow for investing activities for the three months ended March 31, 2017 was substantially due to $90.2 million of loan repayments and $71.8 million of proceeds from real estate sales outpacing new investments in loans of $115.0 million.  The cash inflow for investing activities for the three months ended March 31, 2016 was substantially due to proceeds from property dispositions of $23.3 million as well as loan repayments of $55.1 million outpacing new investments in loans of $35.6 million.

The cash outflow from our financing activities during the three months ended March 31, 2017 was primarily due to repayments of indebtedness of $202.5 million offset by proceeds from the issuance of other indebtedness and of $17.0 million and net proceeds from the issuance of indebtedness on our warehouse facilities of $102.9 million.  The cash outflow from our financing activities during the three months ended March 31, 2016 was primarily due to repayments of indebtedness of $160.3 million exceeding proceeds from the issuance of indebtedness $104.0 million.

As a REIT, we evaluate our dividend coverage based on our cash flow from operating activities, excluding acquisition and integration expenses, the origination and sale of conduit loans, and changes in assets and liabilities. During the three months ended March 31, 2017, we paid distributions to our preferred shareholders, common shareholders, and non-controlling interests of $19.8 million and generated cash flows from operating activities, before acquisition expenses, origination and sale of conduit loans, and changes in assets and liabilities of $3.6 million.  The excess distributions were funded through cash flow from previously available cash and the disposition of real estate assets, which is included in cash flows from investing activities in the consolidated statement of cash flows and totaled $72.9 million for the three months ended March 31, 2017.

Capitalization

Refer to Note 5: Indebtedness, Note 9: Series D Preferred Shares, and Note 10: Shareholders’ Equity in the Notes to Consolidated Financial Statements, for information regarding our capitalization.

Off-Balance Sheet Arrangements and Commitments

There have been no material changes in off-balance sheet arrangements or commitments during the three months ended March 31, 2017 from the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Critical Accounting Estimates and Policies

Our Annual Report on Form 10-K for the year ended December 31, 2016 contains a discussion of our critical accounting policies. On January 1, 2017 we adopted four new accounting pronouncements and revised our accounting policies. See Note 2 in the Notes to Consolidated Financial Statements. Management discusses our critical accounting policies and management’s judgments and estimates with the audit committee of our board of trustees.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in quantitative and qualitative market risks during the three months ended March 31, 2017 from the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting or in other factors during the quarter ended March 31, 2017, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

General

We are involved from time to time in litigation on various matters, including disputes with tenants of owned properties, disputes arising out of agreements to purchase or sell properties, disputes arising out of our loan portfolio, negligence, and similar tort claims related to owned properties or employment related disputes. Given the nature of our business activities, these lawsuits are considered routine to the conduct of our business. The result of any particular lawsuit cannot be predicted, because of the very nature of litigation, the litigation process and its adversarial nature, and the jury system. We do not expect that the liabilities, if any, that may ultimately result from such routine legal actions will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A.	Risk Factors

There have not been any material changes from the risk factors previously disclosed in Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We withheld the following common shares to satisfy tax withholding during the quarter ending March 31, 2017 arising from the vesting of restricted share awards made pursuant to the RAIT Financial Trust 2012 Incentive Award Plan. These common shares may be deemed to be “issuer purchases” of common shares that are required to be disclosed pursuant to the item.

Period	Total Number of Shares Purchased		Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
01/01/2017 to 01/31/2017	20,769	(1)	$3.55	(1)	20,769	-
02/01/2017 to 02/28/2017	73,354	(2)	3.62	(2)	73,354	-
03/01/2017 to 03/31/2017	-		-		-	-
Total	94,123	(1)	$3.60	(1)	94,123	-
(1)	The price reported is the average price paid per share using our closing stock price on the New York Stock Exchange on the vesting date of the relevant award.
(2)	The price reported is the weighted average price paid per share using our closing stock price on the New York Stock Exchange on the vesting date of the relevant awards.
Item 6.	Exhibits
(a)	Exhibits

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

RAIT FINANCIAL TRUST (Registrant)

Date: May 5, 2017	By:	/s/ Scott L.N. Davidson
Scott L.N. Davidson, Chief Executive Officer and President
(On behalf of the registrant and as its Principal Executive Officer)

Date: May 5, 2017	By:	/s/ Paul W. Kopsky, Jr.
Paul W. Kopsky, Jr., Chief Financial Officer and Treasurer
(On behalf of the registrant and as its Principal Financial Officer)

Date: May 5, 2017	By:	/s/ Alfred J. Dilmore
Alfred J. Dilmore, Chief Accounting Officer
(On behalf of the registrant and as its Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Documents

3.1.1	Amended and Restated Declaration of Trust of RAIT Financial Trust (“RAIT”). Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-35077).

3.1.2	Articles of Amendment to Amended and Restated Declaration of Trust of RAIT. Incorporated by reference to RAIT’s Registration Statement on Form S-11 (Registration No. 333-53067).

3.1.3	Articles of Amendment to Amended and Restated Declaration of Trust of RAIT. Incorporated by reference to RAIT’s Registration Statement on Form S-2 (Registration No. 333-55518).

3.1.4	Certificate of Correction to the Amended and Restated Declaration of Trust of RAIT. Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended March 31, 2002 (File No. 1-14760).

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

10.1

Share Award Grant Agreement, dated January 9, 2017, by and between RAIT Financial Trust and Scott L. N. Davidson. Incorporated by reference to RAIT’s Form 10-K for the fiscal year ended December 31, 2016 (File No. 1-14760).

10.2

Form of Share Appreciation Rights Award Agreement adopted under the RAIT 2012 Incentive Award Plan (“IAP”) on February 14, 2017. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on February 21, 2017. (File No. 1-14760).

10.3

Form of Share Award Grant Agreement for participants other than non-management trustees adopted under the IAP on February 14, 2017. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on February 21, 2017. (File No. 1-14760).

10.4	Offer Letter dated February 17, 2017 between RAIT Financial Trust and Paul W. Kopsky, Jr. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on February 21, 2017. (File No. 1-14760).

10.5

Employment Agreement dated February 17, 2017 between RAIT Financial Trust and Paul W. Kopsky, Jr. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on February 21, 2017. (File No. 1-14760).

10.6	Employment Agreement dated April 21, 2017 between RAIT Financial Trust and John J. Reyle. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on April 21, 2017.

10.7	Employment Agreement dated April 21, 2017 between RAIT Financial Trust and Glenn Riis. Filed herewith.

12.1	Statements regarding computation of ratios as of March 31, 2017, filed herewith.

31.1	Rule 13a-14(a) Certification by the Chief Executive Officer of RAIT, filed herewith.

31.2	Rule 13a-14(a) Certification by the Chief Financial Officer of RAIT, filed herewith.

32.1	Section 1350 Certification by the Chief Executive Officer of RAIT, filed herewith.

32.2	Section 1350 Certification by the Chief Financial Officer of RAIT, filed herewith.

Exhibit Number	Description of Documents
101

Pursuant to Rule 405 of Regulation S-T, the following financial information from RAIT’s Quarterly Report on Form 10-Q for the period ended March 31, 2017 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016; (ii) Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2017 and 2016; (iv) Consolidated Statement of Changes in Equity for the three months ended March 31, 2017; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016; and (vi) Notes to Unaudited Consolidated Financial Statements, filed herewith.