Form 10-Q
period 2017-09-30
RAIT Financial Trust
filed 2017-11-13
CIK 1045425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

or

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

A total of 93,046,621 common shares of beneficial interest, par value $0.03 per share, of the registrant were outstanding as of November 6, 2017.

RAIT FINANCIAL TRUST

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

RAIT Financial Trust

Consolidated Balance Sheets

(Unaudited and dollars in thousands, except share and per share information)

	As of September 30, 2017	As of December 31, 2016
Assets
Investment in mortgages and loans:
Commercial mortgages, mezzanine loans, and preferred equity interests	$1,260,346	$1,292,639
Allowance for loan losses	(25,140)	(12,354)
Total investment in mortgages and loans, net (including $984,356 and $1,184,588 held by consolidated VIEs, respectively)	1,235,206	1,280,285
Investments in real estate, net of accumulated depreciation of $30,974 and $138,214, respectively (including $80,620 and $192,070 held by consolidated VIEs, respectively)	368,700	716,432
Cash and cash equivalents	46,019	110,531
Restricted cash	142,489	190,179
Accrued interest receivable	32,307	36,271
Other assets	34,905	53,878
Intangible assets, net of accumulated amortization of $7,800 and $22,230, respectively	8,062	19,267
Total assets	$1,867,688	$2,406,843
Liabilities and Equity
Indebtedness, net of unamortized discounts, premiums and deferred financing costs of $29,031 and $36,892, respectively (including $962,324 and $1,288,258 held by consolidated VIEs, respectively)	$1,427,947	$1,751,082
Accrued interest payable	10,780	8,347
Accounts payable and accrued expenses	15,201	20,016
Borrowers' escrows	113,996	107,183
Deferred taxes and other liabilities	38,217	60,864
Total liabilities	1,606,141	1,947,492
Series D cumulative redeemable preferred shares, $0.01 par value per share, 4,000,000 shares authorized, 3,133,720 and 3,536,000 shares issued and outstanding, respectively	77,653	81,581
Equity:
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 25,000,000 shares authorized;
7.75% Series A cumulative redeemable preferred shares, liquidation preference $25.00 per share, 8,069,288 shares authorized, 5,344,353 and 5,344,353 shares issued and outstanding, respectively	53	53
8.375% Series B cumulative redeemable preferred shares, liquidation preference $25.00 per share, 4,300,000 shares authorized, 2,340,969 and 2,340,969 shares issued and outstanding, respectively	23	23
8.875% Series C cumulative redeemable preferred shares, liquidation preference $25.00 per share, 3,600,000 shares authorized, 1,640,425 and 1,640,425 shares issued and outstanding, respectively	17	17
Series E cumulative redeemable preferred shares, $0.01 par value per share, 4,000,000 shares authorized	-	-
Common shares, $0.03 par value per share, 200,000,000 shares authorized 93,046,621 and 92,295,478 issued and outstanding, respectively, including 1,470,063 and 1,079,193 unvested restricted common share awards, respectively	2,791	2,769
Additional paid in capital	2,094,035	2,093,257
Retained earnings (deficit)	(1,916,905)	(1,723,735)
Total shareholders’ equity	180,014	372,384
Noncontrolling interests	3,880	5,386
Total equity	183,894	377,770
Total liabilities and equity	$1,867,688	$2,406,843

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Operations

(Unaudited and dollars in thousands, except share and per share information)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Investment interest income	$18,115	$20,189	$50,647	$69,510
Investment interest expense	(10,236)	(8,512)	(30,555)	(26,957)
Net interest margin	7,879	11,677	20,092	42,553
Property income	15,012	29,614	52,023	89,335
Fee and other income	1,712	1,946	4,904	5,974
Total revenue	24,603	43,237	77,019	137,862
Expenses:
Interest expense	8,656	13,298	27,682	43,135
Real estate operating expense	8,313	14,635	28,456	43,810
Property management expenses	1,908	2,226	6,772	7,239
General and administrative expenses:
Compensation expense	3,194	4,675	10,210	12,162
Other general and administrative expense	3,233	3,052	8,627	9,973
Total general and administrative expenses	6,427	7,727	18,837	22,135
Acquisition and integration expenses	57	197	296	376
Provision for loan losses	5,516	1,533	27,914	4,202
Depreciation and amortization expense	6,139	11,466	23,712	39,273
IRT internalization and management transition expenses	-	-	736	-
Shareholder activism expenses	155	-	2,464	-
Employee separation expenses	575	-	575	-
Total expenses	37,746	51,082	137,444	160,170
Operating (Loss) Income	(13,143)	(7,845)	(60,425)	(22,308)
Interest and other income (expense), net	283	(70)	144	30
Gains (losses) on assets	30	18,194	22,795	23,811
Gains (losses) on deconsolidation of properties	(4,035)	-	(19,982)	-
Gains (losses) on extinguishments of debt	(644)	(6)	944	998
Asset impairment	(3,121)	(18,872)	(96,354)	(26,658)
Goodwill impairment	-	-	(8,342)	-
Change in fair value of financial instruments	4,753	(1,375)	6,693	(7,055)
Income (loss) before taxes	(15,877)	(9,974)	(154,527)	(31,182)
Income tax benefit (provision)	34	15,302	261	18,051
Income (loss) from continuing operations	(15,843)	5,328	(154,266)	(13,131)
Discontinued operations:
Income (loss) from discontinued operations	-	4,112	-	38,473
Net income (loss)	(15,843)	9,440	(154,266)	25,342
(Income) loss allocated to preferred shares	(8,387)	(8,715)	(25,730)	(25,850)
(Income) loss allocated to noncontrolling interests	-	(729)	(76)	(24,920)
Net income (loss) allocable to common shares	$(24,230)	$(4)	$(180,072)	$(25,428)
Amount attributable to common shares
Net income (loss) available to common shares from continuing operations	$(24,230)	$(2,048)	$(180,072)	$(35,526)
Net income (loss) available to common shares from discontinued operations	-	2,044	-	10,098
Net income (loss)	$(24,230)	$(4)	$(180,072)	$(25,428)
Earnings (loss) per share-Basic:
Earnings (loss) per share from continuing operations	$(0.26)	$(0.02)	$(1.97)	$(0.39)
Earnings (loss) per share from discontinued operations	-	0.02	-	0.11
Earnings (loss) per share-Basic	$(0.26)	$—	$(1.97)	$(0.28)
Weighted-average shares outstanding-Basic	91,559,636	91,201,784	91,438,884	91,137,041
Earnings (loss) per share-Diluted:
Earnings (loss) per share from continuing operations	$(0.26)	$(0.02)	$(1.97)	$(0.39)
Earnings (loss) per share from discontinued operations	-	0.02	-	0.11
Earnings (loss) per share-Diluted	$(0.26)	$—	$(1.97)	$(0.28)
Weighted average shares outstanding-Diluted	91,559,636	91,201,784	91,438,884	91,137,041

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited and dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$(15,843)	$9,440	$(154,266)	$25,342
Other comprehensive income (loss):
Change in fair value of interest rate hedges	—	3	—	(133)
Realized (gains) losses on interest rate hedges reclassified to earnings	—	785	—	4,824
Total other comprehensive income (loss) from continuing operations	—	788	—	4,691
Discontinued operations:
Other comprehensive income (loss) from discontinued operations	—	468	—	(719)
Total other comprehensive income (loss)	—	1,256	—	3,972
Comprehensive income (loss) before allocation to noncontrolling interests	(15,843)	10,696	(154,266)	29,314
Allocation to noncontrolling interests - net (income) loss	—	(729)	(76)	(24,920)
Allocation to noncontrolling interests - other comprehensive (income) loss	—	(396)	—	615
Comprehensive income (loss) allocable to common shares	$(15,843)	$9,571	$(154,342)	$5,009

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statement of Changes in Equity

(Unaudited and dollars in thousands, except share information)

	Preferred Shares— Series A	Par Value Preferred Shares— Series A	Preferred Shares— Series B	Par Value Preferred Shares— Series B	Preferred Shares— Series C	Par Value Preferred Shares— Series C	Common Shares	Par Value Common Shares	Additional Paid In Capital	Retained Earnings (Deficit)	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2016	5,344,353	$53	2,340,969	$23	1,640,425	$17	92,295,478	$2,769	$2,093,257	$(1,723,735)	$372,384	$5,386	$377,770
Net income (loss)										(154,342)	(154,342)	76	(154,266)
Preferred shares issued, net											—		—
Preferred dividends										(19,602)	(19,602)		(19,602)
Preferred Series D discount amortization										(6,128)	(6,128)		(6,128)
Common dividends declared										(13,098)	(13,098)		(13,098)
Other comprehensive income (loss), net										—	—		—
Share-based compensation							931,680	28	1,833		1,861		1,861
Issuance of noncontrolling interests											—	66	66
Distribution to noncontrolling interests											—	(1,702)	(1,702)
Derecognition of noncontrolling interests											—	54	54
Common shares activity related to equity compensation							(193,854)	(6)	(1,055)		(1,061)		(1,061)
Common shares issued, net							13,317				—		—
Balance, September 30, 2017	5,344,353	$53	2,340,969	$23	1,640,425	$17	93,046,621	$2,791	$2,094,035	$(1,916,905)	$180,014	$3,880	$183,894

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Cash Flows

(Unaudited and dollars in thousands)

	For the Nine Months Ended September 30,
	2017	2016
Operating activities:
Net income (loss)	$(154,266)	$25,342
Adjustments to reconcile net income (loss) to cash flow from operating activities:
Provision for loan losses	27,914	4,202
Share-based compensation expense	1,833	3,673
Depreciation and amortization expense	23,712	66,332
Amortization of deferred financing costs and debt discounts	10,920	16,202
Deferral of loan origination fees and costs, net	1,267	(1,537)
Amortization of above/below market leases	(822)	(1,336)
(Gains) on assets	(22,795)	(56,074)
(Gains) on extinguishments of debt	(944)	(440)
Losses on deconsolidation of properties	19,982	—
(Gains) on IRT merger with TSRE	—	(732)
Asset impairment	96,354	26,658
Goodwill impairment	8,342	—
Change in fair value of financial instruments	(6,693)	7,055
Provision (benefit) for deferred taxes	22	(18,090)
Changes in assets and liabilities:
Decrease in accrued interest receivable	3,966	5,702
Decrease (increase) in other assets	2,667	(4,567)
Increase in accrued interest payable	3,940	3,300
(Decrease) increase in accounts payable and accrued expenses	(1,817)	516
(Decrease) increase in other liabilities	(2,729)	1,415
Origination of conduit loans	—	(13,800)
Sales of conduit loans	—	35,177
Net conduit loans (originated) sold	—	21,377
Cash flows provided by operating activities	10,853	98,998
Investing activities:
Origination of loans for investment	(369,981)	(82,416)
Principal repayments on loans	384,567	308,254
Investments in real estate	(5,715)	(23,613)
Proceeds from the disposition of real estate	165,580	212,580
(Increase) decrease in restricted cash	50,160	(56,882)
Cash flows provided by investing activities	224,611	357,923
Financing activities:
Repayments on secured credit facilities and loans payable on real estate	(975)	(243,854)
Proceeds from secured credit facilities, term loans and loans payable on real estate	—	199,480
Repayments and repurchase of CDO notes payable and floating rate securitizations	(576,536)	(465,622)
Net proceeds from issuance of CDO notes and floating rate securitizations	276,894	22,559
Repurchase of convertible notes and senior notes	(7,316)	(47,614)
Repayments of senior secured notes	(48,500)	(6,000)
Net proceeds (repayments) related to conduit loan repurchase agreements	—	(30,153)
Net proceeds related to floating rate loan repurchase agreements	97,498	102,635
Proceeds from issuance of other indebtedness	17,022	24,796
Distribution to noncontrolling interests	(1,702)	(23,246)
Issuance of noncontrolling interests	66	689
Payments for deferred costs	(4,435)	(2,903)
Preferred share issuance, net of costs incurred	—	610
Common share issuance, net of costs incurred	(1,033)	(1,192)
Repurchase of Series D preferred shares	(10,057)	—
Distributions paid to preferred shareholders	(19,601)	(22,643)
Distributions paid to common shareholders	(21,301)	(24,930)
Cash flows (used in) financing activities	(299,976)	(517,388)
Net change in cash and cash equivalents	(64,512)	(60,467)
Net change in cash and cash equivalents from discontinued operations	—	(8,905)
Net change in cash and cash equivalents from continuing operations	(64,512)	(51,562)
Cash and cash equivalents at the beginning of the period	110,531	87,581
Cash and cash equivalents at the end of the period	$46,019	$36,019

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2017

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

 On September 7, 2017, we announced that our board of trustees formed a committee of independent trustees, or the special committee, to explore and evaluate strategic and financial alternatives to enhance shareholder value and capitalize on RAIT’s established and respected commercial real estate lending platform. This announcement indicated that such alternatives may include, but are not limited to, (i) refinements of our operations or strategy, (ii) financial transactions, such as a recapitalization or other change to our capital structure and (iii) strategic transactions, such as a sale of all or part of RAIT.

On December 20, 2016, the management internalization of one of our previously consolidated variable interest entities, Independence Realty Trust, Inc., or IRT, was completed pursuant to a securities and asset purchase agreement dated September 27, 2016 among RAIT and IRT and their respective named affiliates, or the IRT internalization agreement.  The IRT management internalization consisted of two parts: (i) the sale to IRT of Independence Realty Advisors, LLC, or the IRT advisor, which was our subsidiary and IRT’s external advisor, and (ii) the sale to IRT of certain assets and IRT’s assumption of certain liabilities relating to our multifamily property management business, which we referred to as RAIT Residential, including property management contracts relating to apartment properties owned by us, IRT, and third parties.  The purchase price paid by IRT for the IRT management internalization was $43,000, subject to certain pro rations at closing.  As part of the same agreement, we sold all of the 7,269,719 shares of IRT’s common stock owned by certain of our subsidiaries and received aggregate proceeds of approximately $62,156 on October 5, 2016.  See Note 16: Discontinued Operations for further information regarding the IRT management internalization and its effects on our financial statements.

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

During 2017, we began presenting our borrowers’ escrows liability as a separate line item on our consolidated balance sheets. This liability was previously presented within the deferred taxes, borrowers’ escrows and other liabilities line item on our consolidated balance sheets.  We have conformed prior periods to reflect this change.

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

As of September 30, 2017

(Unaudited and dollars in thousands, except share and per share amounts)

For the three and nine months ended September 30, 2016, certain entities or distinguishable components of RAIT have been presented as discontinued operations. As of December 31, 2016, these discontinued operations were disposed of. See Note 16: Discontinued Operations for further information.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2017

(Unaudited and dollars in thousands, except share and per share amounts)

b. Going Concern Considerations

Accounting Guidance.  An entity is required to evaluate on a quarterly basis whether the entity’s current financial condition, including its liquidity sources at the date that the financial statements are issued, will enable the entity to meet its obligations arising within one year of the date  the entity’s financial statements are issued and to make a determination as to whether it is probable, under the application of this accounting guidance, that the entity will be able to continue as a going concern over the applicable period.  The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The first step in the analysis requires the entity to evaluate whether relevant conditions and events, considered in the aggregate, indicate that it is probable that an entity will be unable to meet its obligations as they become due within one-year after the date that the financial statements are issued.  If, the entity determines that its current financial condition is, by itself, insufficient to cover its obligations arising for the applicable period, the entity is next required to evaluate whether its approved plans and expectations for generating liquidity over that one-year period (including forecasted future cash flows), when implemented, will alleviate the substantial doubt about the entity’s ability to continue as a going concern.

The entity may then consider the mitigating effect of management’s plans and expectations for the applicable period in evaluating whether the substantial doubt is alleviated only to the extent that information available as of the date that the financial statements are issued indicates both of the following: (i) it is probable that management’s plans will be effectively implemented within one year after the date that the financial statements are issued and (ii) it is probable that management’s plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.

In evaluating the first criterion of whether it is probable that management’s plans will be effectively implemented, the entity must make a determination as to the feasibility of implementation of management’s plans in light of an entity’s facts and circumstances.  In evaluating the second criterion of whether it is probable that management’s plans will mitigate the events and conditions that raised substantial doubt, the entity must make a determination as to the expected magnitude and timing of the mitigating effect.  The accounting guidance defines an event as being “probable” if it is likely to occur, which is interpreted as a high threshold.  For example, if management’s plans involve the sale of assets, this interpretation will generally not permit a conclusion that the sale of that asset is probable to occur unless the asset is subject to an executed purchase and sale agreement or similar contractual arrangement at the time of the evaluation as there is uncertainty in obtaining a buyer and executing a transaction within a one year time period.

If, after the entity evaluates its plans, whether it is probable those plans will effectively be implemented and whether, once implemented, the plans will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, the entity determines that the plans are not probable of alleviating the substantial doubt, the entity is required to disclose information in its financial statements regarding the principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet those obligations and management’s plans that are intended to mitigate those conditions or events.

Analysis.  In carrying out the steps required by this accounting guidance, management considered RAIT’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and RAIT’s conditional and unconditional obligations due over the next twelve months.  Management considered the option of holders of the 4.0% convertible senior notes, which have an unpaid principal balance of $120,748 as of September 30, 2017, to require RAIT to redeem them in October 2018, the financial covenant compliance requirements of certain of RAIT’s indebtedness described below, RAIT’s existing non-compliance with and options to cure certain continued listing standards of the NYSE (including the potential implications thereof which are further discussed below) and RAIT’s recurring costs of operating its business.

In addition, management considered that, RAIT received written notification, or the NYSE notice, from the New York Stock Exchange, or the NYSE, effective September 21, 2017, that RAIT was not in compliance with an NYSE continued listing standard because the average closing price of RAIT’s common shares fell below $1.00 over a consecutive 30 trading-day period ending September 15, 2017.  In accordance with NYSE procedures, RAIT acknowledged receipt of the NYSE notice and notified the NYSE of its intention to seek to cure the deficiency set forth therein.  RAIT is considering various options it may take in an effort to cure this

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2017

(Unaudited and dollars in thousands, except share and per share amounts)

deficiency and regain compliance with this continued listing standard, including, among other things, by exploring and evaluating strategic and financial alternatives and evaluating potential other strategies such a reverse stock split.  There can be no assurance that RAIT will be able to cure this deficiency or that RAIT will be able to continue to comply with any other continued listing standard of the NYSE.  RAIT’s ability to cure RAIT’s non-compliance with the continued listing standards of the NYSE is dependent, in part, on the market price of RAIT’s common shares, which is not within RAIT’s exclusive control.  If RAIT’s common shares ultimately were to be delisted for any reason from the NYSE before RAIT was able to cure the deficiency, it could have material adverse consequences on RAIT’s ability to meet its obligations arising within one year of the date of issuance of these financial statements, including, among others: triggering the right of holders of RAIT’s senior secured notes and RAIT’s convertible notes to require us to repurchase their notes and could trigger non-compliance with covenants applicable to RAIT’s series D preferred shares.  If RAIT failed to repay any senior secured notes or convertible notes for which the holders exercised repurchase rights, it could trigger cross defaults under, and ultimately the acceleration of, other RAIT indebtedness.

RAIT is currently engaged in (A) effectuating a strategic transformation into a pure play commercial real estate lender, which includes, among other things, concentrating our business on our core middle-market CRE lending business, divesting our legacy owned real estate portfolio, divesting our commercial property management business and reducing our total expense base; (B) exploring and evaluating strategic and financial alternatives including, without limitation, refinements of our operations or strategy, financial transactions, such as a recapitalization or other changes to our capital structure and/or strategic transactions, such as a sale of all or part of RAIT; and (C) seeking to undertake one or more options in an effort to cure RAIT’s non-compliance with the continued listing standard set forth under Rule 802.01C of the NYSE Listed Company Manual (as further discussed below).  In addition to the above, RAIT expects to continue to control costs, to sell certain loans, and to continue to receive repayments of loans as they become due, and will control new investment activity, if and as needed.  In furtherance of these matters: (i) RAIT originated $375,300 of loans during the nine-month period ended September 30, 2017, (ii) RAIT sold $594,420 and divested another $92,300 of our properties and RAIT reduced $571,770 of related indebtedness from January 1, 2016 through the filing of this report, (iii) RAIT reduced total recourse debt, excluding RAIT’s secured warehouse facilities, by $115,823 from January 1, 2016 through the filing of this report, and (iv) the special committee of RAIT’s board of trustees has received expressions of interest from, and discussions are advancing with, multiple parties with respect to a potential strategic transaction involving RAIT.  Due to the inherent risks, unknown results and significant uncertainties associated with each of these matters and the direct correlation between these matters and RAIT’s financial obligations that may arise over the applicable one-year period, RAIT is unable to conclude that it is probable (as such term is defined and interpreted under the accounting guidance) that RAIT will be able to meet its obligations arising within one year of the date of issuance of these financial statements within the parameters set forth in this accounting guidance.

Management determined that RAIT’s current financial condition and currently available sources of repayment for its obligations over the next twelve months, such as its available funds, which was $46,019 as of September 30, 2017, would not alone enable RAIT to meet its obligations within one year of the date these financial statements are issued.  As a result, management evaluated whether this was mitigated by RAIT’s approved plans and expectations for the applicable period under the second step of this accounting standard.

RAIT’s ability to satisfy its obligations, excluding any obligations that may arise with respect to RAITs non-compliance with the continued listing standards of the NYSE, arising over the applicable one-year period including RAIT’s ability to satisfy any put option exercised by the holders of the 4.0% convertible senior notes and maintaining compliance with its debt covenants depends, in part, on several factors including (A) management’s ability to continue to successfully divest RAIT of the majority of RAIT’s remaining real estate assets releasing cash from those sales and/or distributions on our retained interests in our RAIT I and RAIT II securitizations, to continue to control costs, to sell certain loans, to continue to receive repayments of loans as they become due, and to control new investment activity, if and as needed, and/or (B) the results of a strategic transaction involving RAIT, if any.  While controlling costs and new investment activities are within management’s control, management recognizes that selling real estate assets, selling loans, the timing of loan repayments and a strategic transaction involving RAIT involve performance by third parties.  Management believes that its course of performance generating liquidity from, among other things, the sale by RAIT of its real estate assets, which includes the sale of $594,420 of real estate assets since January 1, 2016, has demonstrated its ability to generate liquidity through its currently approved plans.  Any liquidity that is generated from these plans will be available for use to satisfy obligations as they become due, working capital and/or new investment activity.  Since many of the real estate assets and loans that management plans to sell to satisfy its obligations are not subject to an executed purchase and sale agreement or contractual agreement as of the date hereof, the sale of those assets are not considered probable within the necessary time period and the proceeds from such sales, if any, are not considered sufficient, in each case, under the accounting standard.  Therefore, management has not included the sale of such assets for purposes of this evaluation, notwithstanding the likelihood or expectation that management has of their occurrence based on, among other

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2017

(Unaudited and dollars in thousands, except share and per share amounts)

things, management’s prior course of performance of selling similar assets and/or management’s future expectations.  As a result, under the accounting standard, management’s currently approved plans have not met the probable threshold to alleviate the conditions that initially indicated there is substantial doubt about RAIT’s ability to continue as a going concern within one year after the date that the financial statements are issued because of the matters described above.

c. Principles of Consolidation

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

d. Use of Estimates

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

e. Cash and Cash Equivalents

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

f. Restricted Cash

Restricted cash consists primarily of tenant escrows and borrowers’ funds held by us to fund certain expenditures or to be released at our discretion upon the occurrence of certain pre-specified events, and to serve as additional collateral for borrowers’ loans.  As of September 30, 2017, and December 31, 2016, we had $120,342 and $121,395 of restricted cash, respectively, which primarily relates to tenant escrows and borrowers’ funds.

Restricted cash also includes proceeds from the issuance of CDO notes payable by securitizations that are restricted for the purpose of funding additional investments in securities subsequent to the balance sheet date.  As of September 30, 2017, and December 31, 2016, we had $22,147 and $68,784, respectively, of restricted cash held by securitizations.

g. Investments in Commercial Mortgage Loans, Mezzanine Loans and Preferred Equity Interests

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2017

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

h. Allowance for Loan Losses, Impaired Loans and Non-accrual Status

We maintain an allowance for loan losses on our investments in commercial mortgages, mezzanine loans and preferred equity interests. Management’s periodic evaluation of the adequacy of the allowance is based upon expected and inherent risks in the portfolio, the estimated value of underlying collateral, and current economic conditions. The credit quality of our loans is monitored via quantitative and qualitative metrics.  Quantitatively we evaluate items such as the current debt service coverage ratio and annual net operating income of the underlying property.  Qualitatively we evaluate items such as recent operating performance of the underlying property and history of the borrower’s ability to provide financial support.  These items together are considered in developing our view of each loan’s risk rating, which are categorized as either watchlist or satisfactory. Management reviews loans for impairment and establishes specific reserves when a loss is probable under the provisions of FASB ASC Topic 310, “Receivables.” A loan is impaired when it is probable that we may not collect all principal and interest payments according to the contractual terms. As part of the detailed loan review, we consider many factors about the specific loan, including payment history, asset performance, borrower’s financial capability and other characteristics. Management evaluates loans for non-accrual status each reporting period. A loan is placed on non-accrual status when the loan payment deficiencies exceed 90 days unless it is well secured and in the process of collection, or if the collection of principal and interest in full is not probable. Payments received for non-accrual loans are applied to principal until the loan is removed from non-accrual status. Loans are generally removed from non-accrual status when they are making current interest payments. The allowance for loan losses is increased by the provision for loan losses and decreased by charge-offs (net of recoveries). We charge off a loan when we determine that all commercially reasonable means of recovering the loan balance have been exhausted.  This may occur at a variety of times, including when we receive cash or other assets in a pre-foreclosure sale or take control of the underlying collateral in full satisfaction of the loan upon foreclosure.  We consider circumstances such as these to indicate that the loan collection process has ceased and that a loan is uncollectible.

i. Investments in Real Estate

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

As of September 30, 2017

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

Management reviews our investments in real estate for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The review of recoverability is based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the long-lived asset’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a long-lived asset, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property.  During the three and nine months ended September 30, 2017, we recognized $3,121 and $91,989, respectively, of non-cash impairment charges on our real estate assets.  Refer to Note 4: Investments in Real Estate for further discussion of the non-cash impairment charges.

j. Revenue Recognition

1)

Interest income—We recognize interest income from investments in commercial mortgage loans, mezzanine loans, and preferred equity interests on a yield to maturity basis. Certain of our commercial mortgage loans, mezzanine loans and preferred equity interests provide for the accrual of interest at specified rates that differ from current payment terms. Interest income is recognized on such loans, the majority of which were originated prior to 2011, at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible. Management will cease accruing interest on these loans when it determines that collection of the interest income is not probable based on the value of the underlying collateral using discounted cash flow models and market based assumptions.  The accrued interest receivable associated with these loans as of September 30, 2017 and December 31, 2016 was $26,432 and $29,845, respectively.  During the nine months ended September 30, 2017, the accrued interest receivable of $3,636 related to one of these loans was determined to be uncollectible and was written off as a reduction to investment interest income.  These loans are considered to be impaired when the total contractual amount owed exceeds the estimated value of the underlying collateral.  Three of these loans, with an unpaid principal balance of $24,214 were considered to be impaired as of September 30, 2017.  One of these loans, with an unpaid principal balance of $12,869 was considered to be impaired as of December 31, 2016.

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

3)

Fee and other income—We generate fee and other income through our various subsidiaries by (a) funding conduit loans for sale into unaffiliated commercial mortgage-backed securities, or CMBS, securitizations, (b) providing or arranging to provide financing to our borrowers, (c) providing ongoing asset management services to investment portfolios under cancelable management agreements, and (d) providing property management services to third parties. We recognize revenue for these activities when the fees are fixed or determinable, are evidenced by an arrangement, collection is

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2017

(Unaudited and dollars in thousands, except share and per share amounts)

reasonably assured and the services under the arrangement have been provided. While we may receive asset management fees when they are earned, we eliminate earned asset management fee income from securitizations while such securitizations are consolidated. During the three and nine months ended September 30, 2017, we earned $227 and $714, respectively, of asset management fees, which were eliminated as they were associated with consolidated securitizations. During the three and nine months ended September 30, 2016, we earned $340 and $1,118 respectively, of asset management fees, which were eliminated as they were associated with consolidated securitizations.

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

As of September 30, 2017

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

n. Intangible Assets

Intangible assets on our consolidated balance sheets represent identifiable intangible assets acquired in business acquisitions. We amortize identified intangible assets to expense over their estimated lives using the straight-line method. We evaluate intangible assets for impairment as events and circumstances change, in accordance with FASB ASC Topic 350, “Intangibles-Goodwill and Other.” The gross carrying amount for our customer relationships was $3,008 and $12,276 as of September 30, 2017 and December 31, 2016, respectively. The gross carrying amount for our in-place leases and above market leases was $12,854 and $26,122 as of September 30, 2017 and December 31, 2016, respectively. The gross carrying amount for our retail property manager’s trade name was $0 and $1,500 as of September 30, 2017 and December 31, 2016, respectively. The accumulated amortization for our intangible assets was $7,800 and $22,230 as of September 30, 2017 and December 31, 2016, respectively. We recorded amortization expense of $1,202 and $2,333 for the three months ended September 30, 2017 and 2016, respectively, and $5,763 and $10,105 for the nine months ended September 30, 2017 and 2016, respectively. Based on the intangible assets identified above, we expect to record amortization expense of intangible assets of $599 for the remainder of 2017, $1,920 for 2018, $1,544 for 2019, $1,152 for 2020, $893 for 2021 and $1,954 thereafter. As a result of the declining profitability of our retail property manager subsidiary, which has been a product of the current challenges facing the retail property sector, we recognized non-cash impairment charges of $3,402 on our customer relationships and $963 on our retail property manager’s trade name during the nine months ended September 30, 2017.  These non-cash impairment charges are presented in asset impairment on our consolidated statements of operations.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2017

(Unaudited and dollars in thousands, except share and per share amounts)

o. Derivative Instruments

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

The Chicago Mercantile Exchange (“CME”) and the London Clearing House (“LCH”) recently made amendments to their respective rules that resulted in the prospective accounting treatment of variation margin payments (certain daily payments that were historically accounted for as collateral) being considered settlements of their related derivatives. While the CME rule, which became effective in January 2017, is mandatory, the LCH rule allows a clearing member institution the option to adopt the rule changes on an individual contract or portfolio basis.  As of September 30, 2017, $12,650 of notional amount of our derivative contracts were cleared on the LCH.  During the second quarter of 2017, our LCH clearing member institution adopted the new rule change.  As of September 30, 2017, $98 of variation margin payments related to these derivatives have been accounted for as settlements of the derivatives.

p. Goodwill

Goodwill on our consolidated balance sheet represented the amounts paid in excess of the fair value of the net assets acquired from business acquisitions accounted for under FASB ASC Topic 805, “Business Combinations.” Pursuant to FASB ASC Topic 350, “Intangibles-Goodwill and Other”, goodwill is not amortized to expense but rather is analyzed for impairment. We evaluate goodwill for impairment on an annual basis and as events and circumstances change, in accordance with FASB ASC Topic 350. As of September 30, 2017 and December 31, 2016, we had $0 and $8,342, respectively, of goodwill that is included in Other Assets in the accompanying consolidated balance sheets.  As a result of the declining profitability of our retail property manager subsidiary, which has been a product of the current challenges facing the retail property sector, we concluded that a triggering event had occurred leading to a $8,342 non-cash impairment charge on our goodwill, which was recognized during the nine months ended September 30, 2017. This non-cash impairment charge is presented in goodwill impairment on our consolidated statements of operations.

q. Income Taxes

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

As of September 30, 2017

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

As part of our change in strategic direction and to decrease administrative processes, during the year ended December 31, 2016, we moved our active TRS entities under a single holding company. We elected a November 30th taxable year end for the TRS holding company. We estimated the effective tax rate and current income tax liability as of December 31, 2016 by projecting activity for the full taxable year ended November 30, 2017. As we projected ordinary taxable income for the TRS holding company for its taxable year ended November 30, 2017, we recognized a current income tax liability as of December 31, 2016. During the nine months ended September 30, 2017, we updated our projections for 2017 and are now projecting an ordinary loss position for taxable year 2017 for the TRS holding company. As a result, we reversed the current income tax liability accrued as of December 31, 2016, which generated a current income tax benefit of $249 during the nine months ended September 30, 2017.  During the three months ended September 30, 2017, a current income tax benefit of $34 was also recognized related to insignificant activities occurring in our TRS entities during the period.  During the nine months ended September 30, 2017, a net current income tax benefit of $12 was recognized, which includes a deferred income tax expense that had been disclosed in previous periods.

r. Shareholder Activism Expenses

During the three and nine months ended September 30, 2017, we incurred additional expenses beyond those normally associated with soliciting proxies for our annual meeting of shareholders as a result of responding to an unsolicited and nonbinding externalization of management proposal as well as an activist campaign threatened by an activist investor. On May 26, 2017, we entered into a cooperation agreement with this investor pursuant to which, among other things, the investor agreed to terminate its proxy contest against us and withdraw the notice of proposed trustee candidates it submitted to us and we agreed to reimburse the investor $250 for the out-of-pocket expenses incurred by the investor in connection with its unsolicited and nonbinding externalization of management proposal and its activist campaign against us.  Refer to Note 12: Related Party Transactions for further discussion. Our expenses as a result of responding to an unsolicited and nonbinding externalization of management proposal as well as an activist campaign threatened by an activist investor totaled $155 and $2,464 for the three and nine months ended September 30, 2017, respectively, and are presented as shareholder activism expenses in our consolidated statements of operations. We incurred certain shareholder activism expenses subsequent to the period ended June 30, 2017, related to the cooperation agreement discussed above.

s. Employee Separation Expense

On September 27, 2017, we entered into a settlement agreement and general release with Paul W. Kopsky, Jr. Mr. Kopsky was previously employed by RAIT as RAIT’s Chief Financial Officer and Treasurer pursuant to an employment agreement between RAIT and Mr. Kopsky executed on February 17, 2017. The purpose of the settlement agreement, which provided for the termination of Mr. Kopsky’s employment from RAIT retroactive to August 20, 2017, was to provide for a complete and final settlement of all existing and potential disputes between RAIT and Mr. Kopsky, including, but not limited to, all disputes related to Mr. Kopsky’s previous employment by RAIT and the termination of such employment.  During the three months ended September 30, 2017, we incurred an expense in the amount of $575 related to this settlement agreement, which is presented as employee separation expense in our consolidated statements of operations.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2017

(Unaudited and dollars in thousands, except share and per share amounts)

t. Recent Accounting Pronouncements

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

In January 2017, the FASB issued an accounting standard classified under FASB ASC Topic 350, “Intangibles – Goodwill and Other”. The amendments in this accounting standard removes step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. As a result, a goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The amendments in this accounting standard are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption of the amendments in this standard is permitted.  The adoption of this standard did not have an impact on our consolidated financial statements, however,

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2017

(Unaudited and dollars in thousands, except share and per share amounts)

we applied the guidance contained in this accounting standard in measuring the goodwill impairment referred to above in section p. Goodwill.

Not Yet Adopted Within These Financial Statements

In May 2014, the FASB issued an accounting standard classified under FASB ASC Topic 606, “Revenue from Contracts with Customers”. This accounting standard establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance, including industry-specific guidance. This accounting standard generally replaces existing guidance by requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This accounting standard applies to all contracts with customers, except those that are within the scope of other Topics in the FASB ASC. During 2016 and 2017, the FASB issued multiple amendments to this accounting standard that provide further clarification to this accounting standard. These standards amending FASB ASC Topic 606 are currently effective for annual reporting periods beginning after December 15, 2017. We have not yet completed our final review of the impact of this guidance, although we currently do not anticipate a material impact on our revenue recognition practices. In 2017, we identified a project team and commenced an initial impact assessment for ASU 2014-09. This assessment included identification of the sources of revenue that will be impacted by the new standard, which include the following: tenant reimbursement revenue, parking revenue, property management fee income, and leasing commission income. To date, we have reviewed a sample of contracts with our customers and made preliminary assessments of the impact on revenue based on these reviews; however, the assessment of the impact to our results of operations, financial position and cash flows as a result of this guidance is not finalized. We will adopt this new standard as of January 1, 2018, and currently expect to apply the modified retrospective method, which is not expected to result in a cumulative effect adjustment as of the date of adoption. We also do not expect the impact on future period results to be significant. Both our initial assessment and our selected transition method may change depending on the results of our final assessment of the impact to our consolidated financial statements.

In January 2016, the FASB issued an accounting standard classified under FASB ASC Topic 825, “Financial Instruments”. This accounting standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  Among other things, the amendment (i) eliminates certain disclosure requirements for financial instruments measured at amortized cost; (ii) requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (iii) requires separate presentation, in other comprehensive income, of the change in fair value of a liability, when the fair value option has been elected, resulting from a change in the instrument-specific credit risk; and (iv) requires separate presentation of financial instruments by measurement category and form.  This standard is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted for the separate presentation of changes in fair value due to changes in instrument-specific credit risk. Management does not expect the adoption of these standards to have a material impact on our consolidated financial statements.

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

As of September 30, 2017

(Unaudited and dollars in thousands, except share and per share amounts)

In August 2016, the FASB issued an accounting standard classified under FASB ASC Topic 230, “Statement of Cash Flows”.  This accounting standard provides guidance on eight specific cash flow issues; (i) debt prepayment or debt extinguishment costs; (ii) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (iii) contingent consideration payments made after a business combination; (iv) proceeds from the settlement of insurance claims; (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (vi) distributions received from equity method investees; (vii) beneficial interests in securitization transactions; and (viii) separately identifiable cash flows and application of the predominance principle. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period. Management is currently evaluating the impact that this standard will have on our consolidated statement of cash flows.

In October 2016, the FASB issued an accounting standard classified under FASB ASC Topic 740, “Income Taxes”.  The amendments in this accounting standard provide that the current and deferred income tax consequences of an intra-entity transfer of an asset other than inventory should be recognized when the transfer occurs rather than when the asset has been sold to an outside party.   Two common examples of assets included in the scope of this accounting standard are intellectual property and property, plant, and equipment.  The amendments in this standard are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods.  Early adoption is permitted for all entities as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued.  The amendments in this accounting standard should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption.  Management does not expect the adoption of these standards to have a material impact on our consolidated financial statements.

In November 2016, the FASB issued an accounting standard classified under FASB ASC Topic 230, “Statement of Cash Flows”.  The amendments in this accounting standard require that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  The amendments in this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period.  The adoption of this standard will change the presentation of the statement of cash flows for the Company and we will utilize a retrospective transition method for each period presented within financial statements for periods subsequent to the date of adoption. As the adoption of this standard only requires the presentation of additional detail on the statement of cash flows, the adoption of this standard is not expected to have a material impact on our consolidated financial statements.

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

In February 2017, the FASB issued an accounting standard classified under FASB ASC Subtopic 610-20, “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets”. The amendments in this accounting standard clarify what constitutes an “in substance nonfinancial asset” and changes the accounting for partial sales of nonfinancial assets to be more consistent with the accounting for a sale of a business. The amendments in this accounting standard are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption of the amendments in this standard is permitted.  Management does not expect the adoption of these standards to have a material impact on our consolidated financial statements.

In May 2017, the FASB issued an accounting standard classified under FASB ASC Subtopic 718, “Compensation – Stock Compensation”. The amendments in this accounting standard are to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718.  The amendments in this accounting

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2017

(Unaudited and dollars in thousands, except share and per share amounts)

standard are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption of the amendments in this standard is permitted.  Management does not expect the adoption of these standards to have a material impact on our consolidated financial statements.

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

In August 2017, the FASB issued an accounting standard classified under FASB ASC Topic 815, “Derivatives and Hedging”.  This accounting standard states specific limitations in current GAAP by expanding hedge accounting for both nonfinancial and financial risk components and by refining the measurement of hedge results to better reflect an entity’s hedging strategies. The amendments in this accounting standard are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the amendments in this standard is permitted. Management is currently evaluating the impact that this standard may have on our consolidated financial statements.

In September 2017, the FASB issued an accounting standard classified under FASB ASC Topic 605, “Revenue Recognition”, Topic 606 “Revenue from Contracts with Customers”, Topics 840 & 842 “Leases”. This accounting standard establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance, including industry-specific guidance. This accounting standard generally replaces existing guidance by requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This accounting standard applies to all contracts with customers, except those that are within the scope of other Topics in the FASB ASC. During 2016 and 2017, the FASB issued multiple amendments to this accounting standard that provide further clarification to this accounting standard. These standards amending FASB ASC Topic 606 are currently effective for annual reporting periods beginning after December 15, 2018. Management does not expect the adoption of these standards to have a material impact on our consolidated financial statements.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2017

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 3: INVESTMENTS IN COMMERCIAL MORTGAGE LOANS, MEZZANINE LOANS AND PREFERRED EQUITY INTERESTS

The following table summarizes our investments in commercial mortgage loans, mezzanine loans and preferred equity interests as of September 30, 2017:

	Unpaid Principal Balance	Unamortized (Discounts) Premiums	Carrying Amount	Number of Loans	Weighted- Average Coupon (1)	Range of Maturity Dates (5)
Commercial Real Estate (CRE)
Commercial mortgage loans (2)	$1,158,089	$(774)	$1,157,315	91	5.5%	Oct. 2017 to Dec. 2025
Mezzanine loans	65,512	45	65,557	16	10.1%	Apr. 2017 to May 2025
Preferred equity interests	40,327	(1)	40,326	17	8.7%	Nov. 2018 to Jan. 2029
Total CRE (3)	1,263,928	(730)	1,263,198	124	5.9%
Deferred fees and costs, net (4)	(2,852)	-	(2,852)
Total	$1,261,076	$(730)	$1,260,346
(1)	Weighted-average coupon is calculated on the unpaid principal balance, which does not necessarily correspond to the carrying amount.
(2)

Commercial mortgage loans include one conduit loan with an unpaid principal balance and carrying amount of $16,725, a weighted-average coupon of 4.8%, and a maturity date of December 2025. This commercial mortgage loan is accounted for as a loan held for sale.

(3)

Includes $139,007 of cash flow loans, of which $82,055 are commercial mortgage loans, $21,159 are mezzanine loans and $35,793 are preferred equity interests.  See Note 2: Summary of Significant Accounting Policies, (j) Revenue Recognition, for further discussion of our cash flow loans.

(4)	Includes $8,482 of deferred fees, net of $5,630 of deferred costs.
(5)	Includes the maturity dates of two loans all of which had maturity dates prior to September 30, 2017 and have been identified as impaired.

The following table summarizes our investments in commercial mortgage loans, mezzanine loans and preferred equity interests as of December 31, 2016:

	Unpaid Principal Balance	Unamortized (Discounts) Premiums	Carrying Amount	Number of Loans	Weighted- Average Coupon (1)	Range of Maturity Dates
Commercial Real Estate (CRE)
Commercial mortgage loans (2)	$1,162,233	$(852)	$1,161,381	94	5.8%	Jan. 2017 to Dec. 2025
Mezzanine loans	89,811	45	89,856	23	9.9%	Feb. 2017 to Jun. 2027
Preferred equity interests	42,830	(1)	42,829	17	8.2%	Jan. 2017 to Jan. 2029
Total CRE (3)	1,294,874	(808)	1,294,066	134	6.1%
Deferred fees and costs, net (4)	(1,427)	—	(1,427)
Total	$1,293,447	$(808)	$1,292,639
(1)	Weighted-average coupon is calculated on the unpaid principal balance, which does not necessarily correspond to the carrying amount.
(2)

Commercial mortgage loans include two conduit loans with unpaid principal balances and carrying amounts totaling $20,181, a weighted-average coupon of 4.8%, and maturity dates ranging from June 2025 through December 2025. These commercial mortgage loans are accounted for as loans held for sale.

(3)

Includes $155,750 of cash flow loans, of which $98,784 are commercial mortgage loans, $21,171 are mezzanine loans and $35,795 are preferred equity interests.  See Note 2: Summary of Significant Accounting Policies, (j) Revenue Recognition, for further discussion of our cash flow loans.

(4)	Includes $5,978 of deferred fees, net of $4,551 of deferred costs.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2017

(Unaudited and dollars in thousands, except share and per share amounts)

A loan is placed on non-accrual status if it is delinquent for 90 days or more or if full collection of principal and interest is not probable, which generally includes our impaired loans that have reserves. The following table summarizes the delinquency statistics of our commercial real estate loans as of September 30, 2017 and December 31, 2016:

	As of September 30, 2017
Delinquency Status	Current	30 to 59 days	60 to 89 days	90 days or more	In foreclosure, legal or bankruptcy proceedings	Total	Non-accrual (1)
Commercial mortgage loans	$1,096,971	$15,645	$—	$45,473	$—	$1,158,089	$98,474
Mezzanine loans	40,293	-	-	6,719	18,500	65,512	33,510
Preferred equity interests	40,327	-	-	-	-	40,327	3,650
Total	$1,177,591	$15,645	$—	$52,192	$18,500	$1,263,928	$135,634
(1)

Includes four loans that were current, five loans that are 90 days or more past due, and one loan that is 30 to 59 days past due in accordance with their terms, but are on non-accrual due to uncertainty over whether we will fully collect principal and interest.  Also includes one mezzanine loan with an unpaid principal balance of $18,500 that has not been accruing interest pursuant to its restructured loan terms as it had the option to be prepaid at par.  This loan is now the subject of legal proceedings and has been placed on non-accrual status as full collection of principal and interest is not probable.  This loan has been specifically reviewed under the provisions of FASB ASC Topic 310, “Receivables”, in accordance with our accounting policies.  As this loan is the subject of legal proceedings, the ultimate outcome may differ significantly from our current estimate.

	As of December 31, 2016
Delinquency Status	Current	30 to 59 days	60 to 89 days	90 days or more	In foreclosure, legal or bankruptcy proceedings	Total	Non-Accrual (1)
Commercial mortgage loans	$1,111,898	$50,335	$—	$—	$—	$1,162,233	$113,509
Mezzanine loans	88,432	—	—	1,379	—	89,811	1,379
Preferred equity interests	42,830	—	—	—	—	42,830	6,150
Total	$1,243,160	$50,335	$—	$1,379	$—	$1,294,874	$121,038

(1)      Includes five loans that are current and one loan that is 30 to 59 days past due in accordance with their terms, but are on non-accrual due to uncertainty over whether we will fully collect principal and interest.

As of September 30, 2017, and December 31, 2016, all our commercial mortgage loans, mezzanine loans and preferred equity interests that were 90 days or more past due or in foreclosure were on non-accrual status.  As of September 30, 2017, and December 31, 2016, $135,634 and $121,038, respectively, of our commercial real estate loans were on non-accrual status and had a weighted-average interest rate of 6.7% and 5.8%, respectively. Also, as of September 30, 2017 and December 31, 2016, three and four loans, respectively, with an unpaid principal balance of $20,624 and $28,930, respectively, and a weighted average interest rate of 12.9%  and 12.6%, respectively, were recognizing interest on the cash basis.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2017

(Unaudited and dollars in thousands, except share and per share amounts)

Allowance For Loan Losses And Impaired Loans

During the three and nine months ended September 30, 2017, we recognized provision for loan losses of $5,516 and $27,914, which was related to legacy loans.  Our provision for loan losses during the three and nine months ended September 30, 2017 was primarily driven by two and seven loans, respectively, where the borrower and/or property experienced an unfavorable event or events during the period, which resulted in probable, incurred losses.

We closely monitor our loans, which require evaluation for loan loss in two categories: satisfactory and watchlist. Loans classified as satisfactory are loans that are performing consistent with our expectations. Loans classified as watchlist are generally loans that have performed below our expectations, have credit weaknesses or in which the credit quality of the collateral has deteriorated. This is determined by evaluating quantitative factors including debt service coverage ratios, net operating income of the underlying collateral and qualitative factors such as recent operating performance of the underlying property and history of the borrower’s ability to provide financial support. We have classified our investments in loans by credit risk category as of September 30, 2017 and December 31, 2016 as follows:

	As of September 30, 2017
Credit Status	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Satisfactory	$1,030,065	$19,133	$33,622	$1,082,820
Watchlist (1)	128,024	46,379	6,705	181,108
Total	$1,158,089	$65,512	$40,327	$1,263,928
(1)	Includes $158,808 of loans that are considered to be impaired and $22,300 of loans that are not considered to be impaired.

	As of December 31, 2016
Credit Status	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Satisfactory	$1,048,724	$57,063	$36,680	$1,142,467
Watchlist (1)	113,509	32,748	6,150	152,407
Total	$1,162,233	$89,811	$42,830	$1,294,874

(1)	Includes $152,407 of loans that are considered to be impaired.

The following tables provide a roll-forward of our allowance for loan losses for our commercial mortgage loans, mezzanine loans and preferred equity interests for the three months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30, 2017
	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Beginning balance	$12,722	$9,092	$1,700	$23,514
Provision (benefit) for loan losses	3,368	2,148	—	5,516
Charge-offs, net of recoveries	—	(3,890)	—	(3,890)
Ending balance	$16,090	$7,350	$1,700	$25,140

	For the Three Months Ended September 30, 2016
	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Beginning balance	$4,397	$10,861	$2,979	$18,237
Provision (benefit) for loan losses	1,957	(394)	(30)	1,533
Charge-offs, net of recoveries	(10)	(1,105)	—	(1,115)
Ending balance	$6,344	$9,362	$2,949	$18,655

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2017

(Unaudited and dollars in thousands, except share and per share amounts)

The following tables provide a roll-forward of our allowance for loan losses for our commercial mortgage loans, mezzanine loans and preferred equity interests for the nine months ended September 30, 2017 and 2016:

	For the Nine Months Ended September 30, 2017
	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Beginning balance	$10,640	$—	$1,714	$12,354
Provision (benefit) for loan losses	16,690	11,238	(14)	27,914
Charge-offs, net of recoveries	(11,240)	(3,888)	-	(15,128)
Ending balance	$16,090	$7,350	$1,700	$25,140

	For the Nine Months Ended September 30, 2016
	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Beginning balance	$3,154	$12,139	$1,804	$17,097
Provision (benefit) for loan losses	3,200	(143)	1,145	4,202
Charge-offs, net of recoveries	(10)	(2,634)	—	(2,644)
Ending balance	$6,344	$9,362	$2,949	$18,655

Information on those loans considered to be impaired as of September 30, 2017 and December 31, 2016 was as follows:

	As of September 30, 2017
Impaired Loans	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Impaired loans expecting full recovery	$7,250	$14,248	$3,055	$24,554
Impaired loans with reserves	98,474	32,130	3,650	134,254
Total Impaired Loans (1)	105,724	46,379	6,705	158,808
Allowance for loan losses	$16,090	$7,350	$1,700	$25,140
(1)	As of September 30, 2017, there was no unpaid principal relating to previously identified TDRs that are on accrual status.
	As of December 31, 2016
Impaired Loans	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Impaired loans expecting full recovery	$—	$32,748	$—	$32,748
Impaired loans with reserves	113,509	—	6,150	119,659
Total Impaired Loans (1)	113,509	32,748	6,150	152,407
Allowance for loan losses	$10,640	$—	$1,714	$12,354
(1)	As of December 31, 2016, there was no unpaid principal relating to previously identified TDRs that are on accrual status.

The average unpaid principal balance and recorded investment of total impaired loans was $157,649 and $128,485 during the three months ended September 30, 2017 and 2016, respectively and $153,707 and $130,299 for the nine months ended September 30, 2017 and 2016, respectively. We recorded interest income from impaired loans of $138 and $193 for the three months ended September 30, 2017 and 2016, respectively. We recorded interest income from impaired loans of $1,140 and $2,715 for the nine months ended September 30, 2017 and 2016, respectively.

We have evaluated modifications to our commercial real estate loans to determine if the modification constitutes a troubled debt restructuring, or TDR, under FASB ASC Topic 310, “Receivables”. During the nine months ended September 30, 2017, we determined that restructuring of two commercial real estate loans with unpaid principal balances totaling of $13,259 constituted TDRs as the maturity date of the loans were extended and the borrowers were determined to be experiencing financial difficulty.  During the nine months ended September 30, 2016, we determined that a restructuring of one commercial real estate loan with an unpaid principal balance of $15,645 constituted a TDR as the interest payment rate was decreased, although interest will continue to accrue

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2017

(Unaudited and dollars in thousands, except share and per share amounts)

on the original contractual rate, subject to management’s determination that it is collectible, and will be owed upon maturity. As of September 30, 2017, there was one TDR that subsequently defaulted for restructurings that had been entered into within the previous 12 months. This loan has an unpaid principal balance of $45,474 and is greater than 90 days past due.

Loan-to-Real Estate Conversion

During the nine months ended September 30, 2017, we completed the conversion of one commercial mortgage loan with a carrying value of $1,590 to real estate owned property. See Note 4: Investments in Real Estate for further information. We recognized a charge off of $360 upon conversion.

NOTE 4: INVESTMENTS IN REAL ESTATE

The table below summarizes our investments in real estate:

	Book Value
	As of September 30, 2017	As of December 31, 2016
Multifamily real estate properties	$17,118	$147,201
Office real estate properties	217,152	397,769
Industrial real estate properties	14,816	93,423
Retail real estate properties	115,182	164,019
Parcels of land	35,406	52,234
Subtotal	399,674	854,646
Less: Accumulated depreciation and amortization	(30,974)	(138,214)
Investments in real estate (1)	$368,700	$716,432
(1)

As of September 30, 2017, one of our office properties, with a carrying amount of $47,990, and two of our parcels of land, with a carrying amount of $14,839, were considered held-for-sale. As of December 31, 2016, three of our multifamily properties, with a carrying amount of $62,428, and two of our parcels of land, with a carrying amount of $14,233, were considered held-for-sale.

As of September 30, 2017, and December 31, 2016, our investments in real estate were comprised of land of $104,053 and $169,133, respectively, and buildings and improvements of $295,621 and $685,513, respectively.

As of September 30, 2017, our investments in real estate of $399,674 were financed through $97,492 of mortgage loans or other debt held by third parties and $455,820 of mortgage loans held by our RAIT I and RAIT II CDO securitizations, which is also eliminated in consolidation. As of December 31, 2016, our investments in real estate of $854,646 were financed through $186,237 of mortgage loans or other debt held by third parties and $642,824 of mortgage loans held by our RAIT I and RAIT II CDO securitizations, which is also eliminated in consolidation. Together, along with commercial real estate loans held by RAIT I and RAIT II, these mortgage loans serve as collateral for the CDO notes payable issued by the RAIT I and RAIT II CDO securitizations. All intercompany balances and interest charges are eliminated in consolidation.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2017

(Unaudited and dollars in thousands, except share and per share amounts)

Acquisitions:

During the nine months ended September 30, 2017, we completed the conversion of one commercial loan with a carrying value of $1,590 to real estate.

The following table summarizes the aggregate estimated fair value of the assets and liabilities associated with the property acquired during the nine months ended September 30, 2017, on the date of acquisition, for the real estate accounted for under FASB ASC Topic 805:

Description	Fair Value of Assets Acquired During the Nine Months Ended September 30, 2017
Assets acquired:
Investments in real estate	$1,118
Cash and cash equivalents	84
Restricted cash	-
Accounts receivable and other assets	14
Intangible assets	1,231
Total assets acquired	2,447
Liabilities assumed:
Indebtedness, net	-
Accounts payable and accrued expenses	139
Other liabilities	718
Total liabilities assumed	857
Estimated fair value of net assets acquired	$1,590

The following table summarizes the consideration transferred to acquire the real estate properties and the amounts of identified assets acquired and liabilities assumed at the respective acquisition date:

Description	Total Estimated Fair Value
Fair value of consideration transferred:
Investments in loans, accrued interest receivable and other assets	$1,590
Total	$1,590

The table below presents the revenue and net income (loss) allocable to common shares for the properties acquired during the nine months ended September 30, 2017 as reported in our consolidated financial statements:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017		September 30, 2017
Property	Total Revenue	Net income (loss) allocable to common shares	Total Revenue	Net income (loss) allocable to common shares
Erieview Galleria	$380	$(107)	$833	$(231)
Total	$380	$(107)	$833	$(231)

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2017

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Description	2017	2016	2017	2016
Pro forma total revenue (unaudited)	$24,603	$43,602	$77,339	$138,878
Pro forma net income (loss) allocable to common shares (unaudited)	(24,230)	(41)	(180,134)	(25,690)
Earnings (loss) per share attributable to common shareholders:
Basic-as pro forma (unaudited)	(0.26)	-	(1.97)	(0.28)
Diluted-as pro forma (unaudited)	(0.26)	-	(1.97)	(0.28)

Property Sales:

During the nine months ended September 30, 2017, we disposed of five multifamily properties, five office properties, one retail property (sold as two parcels in two separate transactions), and one parcel of land.  We also recognized $20 of losses on sales related to properties sold prior to June 30, 2017, as we settled remaining amounts with third parties subsequent to each sale date, respectively. The below table summarizes the current year dispositions recorded at sale and also presents each property’s contribution to net income (loss) allocable to common shares, excluding the impact of the gain (loss) on sale:

					Net income (loss) allocable to common shares
Property Name	Property Type	Date of Sale	Sale Price	Gain (loss) on sale	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2017
Tuscany Bay	Multifamily	1/6/2017	$36,650	$7,657	$-	$2
Emerald Bay (1)	Multifamily	3/8/2017	23,750	772	-	135
Tiffany Square (1)	Office	3/9/2017	12,175	113	(5)	59
Oyster Point (1)	Multifamily	3/28/2017	11,500	(82)	1	(13)
Executive Center	Office	3/31/2017	10,600	437	2	123
MGS (1)	Land	3/31/2017	300	-	-	-
100 E. Lancaster (1)	Office	4/13/2017	4,575	14	(6)	70
UBS Tower (1)	Office	5/9/2017	14,150	-	(4)	(43)
South Plaza (2)	Retail	5/24/2017 & 9/29/2017	22,478	1,647	455	898
South Terrace	Multifamily	6/30/2017	42,950	9,189	(58)	261
Trails at Northpointe (1)	Multifamily	7/18/2017	6,450	(54)	(39)	7
Rutherford (1)	Office	9/29/2017	5,700	-	127	436
Total			$191,278	$19,693	$473	$1,935

(1)These properties were previously impaired.

(2)Includes gain on sale in May and September 2017 of $1,481 and $166, respectively.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2017

(Unaudited and dollars in thousands, except share and per share amounts)

During the nine months ended September 30, 2017, we also recognized a gain of $3,122 related to a sale of a multifamily property that occurred during the second quarter of 2015.  This gain was deferred as the buyer’s initial investment was insufficient.  As our loan, which financed the buyer’s acquisition of this property, was paid off during the nine months ended September 30, 2017, we recognized the deferred gain.

In October 2017, we disposed of two land parcels for $12,125 plus the reimbursement of capital expenditures associated with those parcels.  We expect to defer an estimated gain on the sale of these assets of $701 which will be classified within other liabilities and will be recognized under the cost recovery method as the buyer’s initial investment was insufficient.

In October 2017, we also disposed of one office property for $53,150. We expect to recognize an estimated gain of $191 on the sale of this asset.

Other Dispositions:

During the three and nine months ended September 30, 2017, we incurred a non-cash loss on deconsolidation of properties of $4,713 and $20,660, respectively, relating to an industrial real estate portfolio containing ten properties with carrying value of $82,501 of investments in real estate and $81,941 of related cross-collateralized non-recourse debt as of December 31, 2016. During the three and nine months ended September 30, 2017, the senior lender foreclosed on the mortgage liens encumbering three and eight of these industrial properties, respectively, and disposed of the properties through auction processes.  These three and eight properties, respectively, including other assets, net of related liabilities, had an aggregate carrying value of $24,313 and $67,726, respectively. Upon foreclosure, we derecognized these net assets and extinguished related debt of $19,600 and $47,067, respectively, based on the proceeds received by and legal stipulations entered into with the senior lender with respect to the auctions. The difference between the net carrying value and the debt extinguished resulted in the non-cash loss noted above as full release of the remaining cross-collateralized non-recourse debt has not yet been received. The remaining two of these industrial properties have a carrying value of $13,909 of investments in real estate and $34,874 of related cross-collateralized non-recourse debt as of September 30, 2017.

During the three and nine months ended September 30, 2017, we incurred a non-cash gain on deconsolidation of properties of $678 relating to a real estate portfolio containing two office and two industrial properties with a carrying value of $16,216 and $17,698 of related non-recourse debt as of December 31, 2016. During the three and nine months ended September 30, 2017, the senior lender foreclosed on the mortgage liens encumbering these four properties and disposed of the properties through an external foreclosure process. RAIT had no control or influence over the divestiture process. These four properties, including other assets, net of related liabilities, had an aggregate carrying value of $17,045. Upon foreclosure, we derecognized these net assets and extinguished related debt of $17,723 based on the proceeds received by the senior lender through the foreclosure.

In November of 2017, the senior lender foreclosed on the mortgage lien encumbering one of the remaining properties from the ten property industrial portfolio discussed above that had a carrying value of $9,039.  As a result, the senior lender or its assignee/designee now owns this property, subject to any redemption rights that we have under applicable state law, if any.

Impairment:

During the three and nine months ended September 30, 2017, we recognized non-cash impairment charges on real estate assets of $3,121 and $91,989, respectively, as it was more likely than not that we would dispose of the assets before the end of their previously estimated useful lives and a portion of our recorded investment in these assets was determined to not be recoverable.

During the three months ended September 30, 2017, we determined that three of our real estate properties would be sold at lower prices than previously expected. In addition, one of our real estate properties that was previously determined to be more likely than not to be disposed of before the end of its estimated useful life incurred capital expenditures, which led to additional impairment. As a result, the aggregate carrying value of these properties of $110,223 was determined not to be fully recoverable, resulting in non-cash impairment charges totaling $3,006. After these non-cash impairment charges, these properties had an aggregate carrying value of $107,217.  Additionally, based on an executed contract for one of our real estate properties, we recognized an impairment of $115.

During the nine months ended September 30, 2017, we also changed our investment approach on six of our real estate properties. These decisions to change our investment approach led to an expectation that the properties would be disposed of prior to the end of their useful life, which was concluded to be a triggering event requiring further analysis of the recoverability of these

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2017

(Unaudited and dollars in thousands, except share and per share amounts)

properties. As a result of the analysis performed, the aggregate carrying value of these properties was determined not to be fully recoverable, resulting in non-cash impairment charges totaling $74,514 as further described below.

Four of the properties noted above, consisting of an office property and a retail property in the Central region, and a retail property and a land parcel in the Southeast region, were previously in various stages of redevelopment with an aggregate carrying value of $102,155.  During the nine months ended September 30, 2017, a decision was made to cease redevelopment efforts and market the properties for sale in their existing condition.  The analysis performed, which included obtaining a broker opinion of value for each of the Central region properties and performing a discounted cash flow analysis for each of the Southeast region properties using market-based assumptions, resulted in non-cash impairment charges of $50,274.

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

During the nine months ended September 30, 2017, we also continued execution on plans to market certain assets that had been identified for disposal in previous periods.  The remaining $14,354 of non-cash impairment charges during the nine months ended September 30, 2017 related to eight of these other real estate assets, including one multifamily property, five office properties, and two land parcels and was recognized as a result of updated information obtained based upon purchase and sale agreements, letters of intent and broker opinions of value as these assets have progressed through different stages of the marketing and sales negotiation process.

See Note 7: Fair Value of Financial Instruments for further information regarding our non-recurring fair value measurements.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2017

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 5: INDEBTEDNESS

We maintain various forms of short-term and long-term financing arrangements. Generally, these financing agreements are collateralized by assets within securitizations.

The following table summarizes our total recourse and non-recourse indebtedness as of September 30, 2017:

Description	Unpaid Principal Balance	Unamortized Discount/Premium and Deferred Financing Costs	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
7.0% convertible senior notes (1)	$871	$(38)	$833	7.0%	Apr. 2031 (1)
4.0% convertible senior notes (2)	120,748	(4,438)	116,310	4.0%	Oct. 2033 (2)
7.625% senior notes	56,324	(1,515)	54,809	7.6%	Apr. 2024
7.125% senior notes	68,884	(1,081)	67,803	7.1%	Aug. 2019
Senior secured notes	13,500	(922)	12,578	7.3%	Oct. 2018 to Apr. 2019
Junior subordinated notes, at fair value (3)	18,671	(9,417)	9,254	5.3%	Mar. 2035
Junior subordinated notes, at amortized cost	25,100	—	25,100	3.8%	Apr. 2037
Secured warehouse facilities	123,919	(564)	123,355	3.4%	Nov. 2017 to Jul. 2018
Total recourse indebtedness	428,017	(17,975)	410,042	5.0%
Non-recourse indebtedness:
CDO notes payable, at amortized cost (4)(5)	336,854	(4,840)	332,014	1.9%	Jun. 2045 to Nov. 2046
CMBS securitizations (6)(7)	553,785	(5,890)	547,895	3.5%	Jan. 2031 to June 2037
Loans payable on real estate (8)	97,492	(405)	97,087	5.5%	June 2016 to Dec. 2021
Total non-recourse indebtedness	988,131	(11,135)	976,996	3.1%
Other indebtedness (9)	40,830	79	40,909	—	—
Total indebtedness	$1,456,978	$(29,031)	$1,427,947	3.7%

(1)	Our 7.0% convertible senior notes are redeemable at par, at the option of the holder, in April 2021, and April 2026.
(2)	Our 4.0% convertible senior notes are redeemable at par, at the option of the holder, in October 2018, October 2023, and October 2028.
(3)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(4)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
(5)

Collateralized by $710,439 principal amount of commercial mortgage loans, mezzanine loans, other loans and preferred equity interests, $455,820 of which is eliminated in consolidation.  These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

(6)	Excludes CMBS securitization notes purchased by us which are eliminated in consolidation
(7)

Collateralized by $718,228 principal amount of commercial mortgage loans and participation interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

(8)	One loan payable on real estate had a maturity date of June 2016. This loan is currently in default and is in the process of foreclosure.
(9)

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2017

(Unaudited and dollars in thousands, except share and per share amounts)

The following table summarizes our total recourse and non-recourse indebtedness as of December 31, 2016:

Description	Unpaid Principal Balance	Unamortized Discount and Deferred Finance Costs	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
7.0% convertible senior notes (1)	$871	$(40)	$831	7.0%	Apr. 2031 (1)
4.0% convertible senior notes (2)	126,098	(5,827)	120,271	4.0%	Oct. 2033 (2)
7.625% senior notes	57,287	(1,719)	55,568	7.6%	Apr. 2024
7.125% senior notes	70,731	(1,543)	69,188	7.1%	Aug. 2019
Senior secured notes	62,000	(3,767)	58,233	7.0%	Apr. 2017 to Apr. 2019
Junior subordinated notes, at fair value (3)	18,671	(6,849)	11,822	4.8%	Mar. 2035
Junior subordinated notes, at amortized cost	25,100	—	25,100	3.4%	Apr. 2037
Secured warehouse facilities	26,421	(1,513)	24,908	3.1%	Nov. 2017 to Jul. 2018
Total recourse indebtedness	387,179	(21,258)	365,921	5.5%
Non-recourse indebtedness:
CDO notes payable, at amortized cost (4)(5)	542,316	(7,815)	534,501	1.7%	Jun. 2045 to Nov. 2046
CMBS securitizations (6)(7)	647,921	(6,844)	641,077	3.1%	Jan 2031 to Dec. 2031
Loans payable on real estate (8)	186,237	(569)	185,668	5.7%	Jun. 2016 to Dec. 2021
Total non-recourse indebtedness	1,376,474	(15,228)	1,361,246	2.9%
Other indebtedness (9)	24,321	(406)	23,915	—	—
Total indebtedness	$1,787,974	$(36,892)	$1,751,082	3.5%

(1)	Our 7.0% convertible senior notes are redeemable at par, at the option of the holder, in April 2021, and April 2026.
(2)	Our 4.0% convertible senior notes are redeemable at par, at the option of the holder, in October 2018, October 2023, and October 2028.
(3)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(4)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
(5)

Collateralized by $950,554 principal amount of commercial mortgage loans, mezzanine loans, other loans and preferred equity interests, $535,041 of which is eliminated in consolidation. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

(6)	Excludes CMBS securitization notes purchased by us which are eliminated in consolidation.
(7)

Collateralized by $789,421 principal amount of commercial mortgage loans and participation interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

(8)	One loan payable on real estate had a maturity date of June 2016. This loan is currently in default and is in the process of foreclosure.
(9)

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

As of September 30, 2017

(Unaudited and dollars in thousands, except share and per share amounts)

The current status or activity in our financing arrangements occurring as of or during the nine months ended September 30, 2017 is as follows:

Recourse Indebtedness

7.0% convertible senior notes. The 7.0% convertible senior notes are convertible at the option of the holder at a current conversion rate of 206.0859 common shares per $1 principal amount of 7.0% convertible senior notes (equivalent to a current conversion price of $4.85 per common share). As of September 30, 2017, $871 of the 7.0% convertible notes remain outstanding.  The 7.0% convertible senior notes are redeemable at par, at the option of the holder, in April 2021, and April 2026. During the nine months ended September 30, 2017, there was no activity other than recurring interest.  These notes do not contain financial covenants.

4.0% convertible senior notes. The 4.0% convertible senior notes are convertible at the option of the holder at a current conversion rate of 108.5803 common shares per $1 principal amount of 4.0% convertible senior notes (equivalent to a current conversion price of $9.21 per common share).

During the three months ended September 30, 2017, we repurchased $5,350 in principal amount of the 4.0% convertible senior notes for $4,952. As of September 30, 2017, $120,748 of the 4.0% convertible senior notes remain outstanding. The 4.0% convertible senior notes are redeemable at par, at the option of the holder, in October 2018, October 2023, and October 2028.  These notes do not contain financial covenants.

In October 2017, we repurchased $135 in principal amount of the 4.0% convertible senior notes for $124.

7.625% senior notes.  During the three months ended September 30, 2017, we repurchased $963 in principal amount of the 7.625% convertible senior notes for $766. As of September 30, 2017, $56,324 of the 7.625% senior notes remain outstanding.  These notes contain financial covenants including a maximum leverage ratio covenant and a minimum fixed charge ratio covenant.  As of September 30, 2017, the leverage ratio, calculated in accordance with the indenture, was 79.3% as compared to a maximum leverage ratio not to exceed 80%, and for the preceding four quarters, the fixed charge coverage ratio, calculated in accordance with the indenture, was 2.36x as compared to a minimum fixed charge coverage ratio of no less than 1.20x.

7.125% senior notes.  During the three months ended September 30, 2017, we repurchased $1,846 in principal amount of the 7.125% convertible senior notes for $1,596. As of September 30, 2017, $68,884 of the 7.125% senior notes remain outstanding.  These notes contain financial covenants including a maximum leverage ratio covenant and a minimum fixed charge ratio covenant.  As of September 30, 2017, the leverage ratio, calculated in accordance with the indenture, was 79.3% as compared to a maximum leverage ratio not to exceed 80%, and for the preceding four quarters, the fixed charge coverage ratio, calculated in accordance with the indenture, was 2.36x as compared to a minimum fixed charge coverage ratio of no less than 1.20x.

In October 2017, we repurchased $312 in principal amount of the 7.125% convertible senior notes for $281.

Senior secured notes. During the nine months ended September 30, 2017, we repaid $5,500 of the senior secured notes.  These notes do not contain financial covenants.

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

As of September 30, 2017

(Unaudited and dollars in thousands, except share and per share amounts)

Junior subordinated notes, at fair value. At issuance, we elected to record the $18,671 junior subordinated notes at fair value under FASB ASC Topic 825, with all subsequent changes in fair value recorded in earnings. As of September 30, 2017, the fair value, or carrying amount, of this indebtedness was $9,254.  These notes do not contain financial covenants.

Junior subordinated notes, at amortized cost.  During the nine months ended September 30, 2017, there was no activity other than recurring interest during the current period.  These notes do not contain financial covenants.

Secured warehouse facilities. As of September 30, 2017, we had $0 of outstanding secured warehouse borrowings and $34,215 of outstanding commercial mortgage borrowings under the amended and restated master repurchase agreement, or the Amended MRA.  The Amended MRA had a capacity of $200,000 with a limit of $100,000 for floating rate mortgage loans.  In July 2016, this facility was amended decreasing the capacity to $150,000 and extending the maturity date to July 28, 2018.  In June 2017, the financial covenants with respect to this facility were amended.  As of September 30, 2017, we were in compliance with all financial covenants contained in the Amended MRA.

 As of September 30, 2017, we had $0 of outstanding borrowings under the $25,000 secured warehouse facility with respect to fixed rate CMBS loans. In June 2017, this facility was amended decreasing the capacity from $100,000 to $25,000. In June 2017, the financial covenants with respect to this facility were amended. As of September 30, 2017, we were in compliance with all financial covenants contained in the $25,000 secured warehouse facility.

As of September 30, 2017, we had $2,756 of outstanding borrowings under the $75,000 commercial mortgage facility with respect to floating rate mortgage loans. In July 2017, the financial covenants with respect to this facility were amended. As of September 30, 2017, we were in compliance with all financial covenants contained in the $75,000 commercial mortgage facility.

As of September 30, 2017, we had $86,948 of outstanding borrowings under the $250,000 commercial mortgage facility with respect to floating rate mortgage loans. In June 2017, this facility was amended increasing the capacity from $150,000 to $250,000. In June 2017, the financial covenants with respect to this facility were amended. As of September 30, 2017, we were in compliance with all financial covenants contained in the $250,000 commercial mortgage facility.

Non-Recourse Indebtedness

CDO notes payable, at amortized cost. CDO notes payable at amortized cost represent notes issued by consolidated CDO securitizations that are used to finance the acquisition of unsecured REIT notes, CMBS securities, commercial mortgage loans and mezzanine loans in our commercial real estate portfolio. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates. Both RAIT I and RAIT II are meeting all of their over collateralization, or OC, and interest coverage, or IC, trigger tests as of September 30, 2017.

CMBS securitizations. During the three months ended June 30, 2017, RAIT exercised its right to unwind RAIT 2014-FL3 Trust, or RAIT FL3, thereby repaying all of the outstanding notes. During the three months ended September 30, 2017, RAIT exercised its right to unwind RAIT 2015-FL4 Trust, or RAIT FL4, thereby repaying all of the outstanding notes. As a result, as of September 30, 2017, RAIT FL3 and RAIT FL4 each had $0 of total collateral at par value, respectively.

As of September 30, 2017, our subsidiary, RAIT 2015-FL5 Trust, or RAIT FL5, had $217,459 of total collateral at par value, none of which was defaulted. RAIT FL5 had classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $156,656 to investors. We formed a venture, the 2016 RAIT Venture VIE, which currently owns the less than investment grade classes of junior notes with an aggregate principal balance of $60,803, and the equity of RAIT FL5. We retained a 60% interest in the venture.  RAIT FL5 does not have OC triggers or IC triggers.

As of September 30, 2017, our subsidiary, RAIT 2016-FL6 Trust, or RAIT FL6, had $161,520 of total collateral at par value, none of which was defaulted. RAIT FL6 had classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $120,248 to investors. In January 2017, we formed a venture, the 2017 RAIT Venture VIE, which currently owns the less than investment grade classes of junior notes with an aggregate principal balance of $41,272 and the equity of RAIT FL6.  We retained a 60% interest in the venture, and, as a result of our controlling financial interest, we consolidated the venture. We received approximately $16,893 of proceeds as a result of this contribution. RAIT FL6 does not have OC triggers or IC triggers.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2017

(Unaudited and dollars in thousands, except share and per share amounts)

On June 23, 2017, we closed a CMBS securitization transaction we refer to as RAIT FL7 collateralized by $342,373 of floating rate commercial mortgage loans and participation interests that we originated and that is non-recourse to us, except for certain repurchase and other obligations related to customary representations, warranties and covenants concerning the collateral that we had made. In this CMBS securitization transaction, our subsidiary, RAIT 2017-FL7 Trust, or the FL7 issuer, issued classes of investment grade senior notes, or the FL7 senior notes, with an aggregate principal balance of approximately $276,894 to investors, representing an advance rate of approximately 80.9%. The FL7 senior notes bear interest at a weighted average rate equal to LIBOR plus 1.44%. The stated maturity of the FL7 notes is June 2037, unless redeemed or repaid prior thereto. At the closing of RAIT FL7, we retained the less than investment grade classes of junior notes, or the FL7 junior notes, aggregating to a principal balance of $65,479 and the equity, or the retained interests, of the FL7 issuer. As of September 30, 2017, RAIT FL7 had $342,360 of total collateral at par value, none of which is defaulted and had classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $276,881 to investors. We currently own the less than investment grade classes of junior notes, including a class with an aggregate principal balance of $65,479, and the equity, or the retained interests, of RAIT FL7. RAIT FL7 does not have OC triggers or IC triggers.

The junior notes that we have retained in our CMBS securitizations include the class of junior notes that is subject to the first dollar of loss.

Loans payable on real estate. As of September 30, 2017, and December 31, 2016, we had $97,492 and $186,237, respectively, of other indebtedness outstanding relating to loans payable on consolidated real estate. These loans are secured by specific consolidated real estate and commercial loans included in our consolidated balance sheets.

During the nine months ended September 30, 2017, we repaid $22,981 of mortgage indebtedness as part of three property dispositions.  We recognized $3,813 gains on extinguishments of debt related to two of these three dispositions as the properties were sold for less than their outstanding indebtedness and the outstanding indebtedness was deemed satisfied in full as a result of such sales.

During the three and nine months ended September 30, 2017, we incurred a non-cash loss on deconsolidation of properties of $4,713 and $20,660, respectively, relating to an industrial real estate portfolio containing ten properties with carrying value of $82,501 of investments in real estate and $81,941 of related cross-collateralized non-recourse debt as of December 31, 2016. During the three and nine months ended September 30, 2017, the senior lender foreclosed on the mortgage liens encumbering three and eight of these industrial properties, respectively, and disposed of the properties through auction processes.  These three and eight properties, respectively, including other assets, net of related liabilities, had an aggregate carrying value of $24,313 and $67,726, respectively. Upon foreclosure, we derecognized these net assets and extinguished related debt of $19,600 and $47,067, respectively, based on the proceeds received by and legal stipulations entered into with the senior lender with respect to the auctions. The difference between the net carrying value and the debt extinguished resulted in the non-cash loss noted above as full release of the remaining cross-collateralized non-recourse debt has not yet been received. The remaining two of these industrial properties have a carrying value of $13,909 of investments in real estate and $34,874 of related cross-collateralized non-recourse debt as of September 30, 2017.

During the three and nine months ended September 30, 2017, we incurred a non-cash gain on deconsolidation of properties of $678 relating to a real estate portfolio containing two office and two industrial properties with a carrying value of $16,216 and $17,698 of related non-recourse debt as of December 31, 2016. During the three and nine months ended September 30, 2017, the senior lender foreclosed on the mortgage liens encumbering these four properties and disposed of the properties through an external foreclosure process. RAIT had no control or influence over the divestiture process. These four properties, including other assets, net of related liabilities, had an aggregate carrying value of $17,045. Upon foreclosure, we derecognized these net assets and extinguished related debt of $17,723 based on the proceeds received by the senior lender through the foreclosure.

In November of 2017, the senior lender foreclosed on the mortgage lien encumbering one of the remaining properties from the ten property industrial portfolio discussed above that had a carrying value of $9,039.  As a result, the senior lender or its assignee/designee now owns this property, subject to any redemption rights that we have under applicable state law, if any.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2017

(Unaudited and dollars in thousands, except share and per share amounts)

Maturity of Indebtedness

Generally, the majority of our indebtedness is payable in full upon the maturity or termination date of the underlying indebtedness. The following table displays the aggregate contractual maturities of our indebtedness on or before December 31 by year:

	Recourse indebtedness	Non-recourse indebtedness
2017 (1)	$86,948	$35,194
2018	37,471	1,315
2019	81,884	1,388
2020	-	1,455
2021	-	58,140
Thereafter (2)	221,714	890,639
Total	$428,017	$988,131
(1)

Non-recourse indebtedness includes $34,874 of indebtedness that had a maturity date of June 2016.  This indebtedness was collateralized by ten industrial properties as of December 31, 2016.  During the nine months ended September 30, 2017, the senior lender foreclosed on the mortgage liens encumbering eight of these properties and is in the process of foreclosing on the remaining two properties.

(2)

Includes $871 of our 7.0% convertible senior notes that are redeemable, at par at the option of the holder in April 2021 and April 2026. Includes $120,748 of our 4.0% convertible senior notes that are redeemable, at par at the option of the holder in October 2018, October 2023, and October 2028.

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

We designate interest rate hedge agreements at inception and determine whether or not the interest rate hedge agreement is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. At designation, certain of these interest rate swaps had a fair value not equal to zero. However, we concluded, at designation, that these hedging arrangements were highly effective during their term using regression analysis and determined that the hypothetical derivative method would be used in measuring any ineffectiveness. At each reporting period, we update our regression analysis and, as of September 30, 2017, we concluded that these hedging arrangements were highly effective during their remaining term and used the hypothetical derivative method in measuring the ineffective portions of these hedging arrangements. As of December 31, 2016, all of our cash flow hedge interest rate swaps had reached maturity. As of September 30, 2017, no new cash flow hedge interest rate swaps have been entered into.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2017

(Unaudited and dollars in thousands, except share and per share amounts)

The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments as of September 30, 2017 and December 31, 2016:

	As of September 30, 2017			As of December 31, 2016
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities

Interest rate caps	$—	$—	$—	$28,960	$135	$—
Interest rate swaps	12,650	93	—	15,175	71	—
Net fair value	$12,650	$93	$—	$44,135	$206	$—

Effective interest rate hedges are reported in accumulated other comprehensive income and the fair value of these hedge agreements is included in other assets or derivative liabilities.

For interest rate swaps that were considered effective hedges, we reclassified realized losses of $0 and $785 to earnings, within investment interest expense, for the three months ended September 30, 2017, and 2016, respectively and $0 and $4,824 for the nine months ended September 30, 2017 and 2016.

Changes in fair value on our other interest rate derivatives are reported in change in fair value of financial instruments in the Consolidated Statements of Operations.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2017

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

The following table summarizes the carrying amount and the fair value of our financial instruments as of September 30, 2017:

Financial Instrument	Carrying Amount	Estimated Fair Value
Assets
Total investment in mortgages and loans, net	$1,235,206	$1,230,733
Cash and cash equivalents	46,019	46,019
Restricted cash	142,489	142,489
Derivative assets	93	93

Liabilities
Recourse indebtedness:
7.0% convertible senior notes	833	525
4.0% convertible senior notes	116,310	111,801
7.625% senior notes	54,809	45,893
7.125% senior notes	67,803	62,409
Senior secured notes	12,578	13,199
Junior subordinated notes, at fair value	9,254	9,254
Junior subordinated notes, at amortized cost	25,100	10,135
CMBS facilities	123,355	123,919
Non-recourse indebtedness:
CDO notes payable, at amortized cost	332,014	286,556
CMBS securitizations	547,895	553,900
Loans payable on real estate	97,087	100,211
Other indebtedness	40,909	40,830
Derivative liabilities	—	—
Warrants and investor SARs	26,000	26,000

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2017

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

Fair Value Measurements

The following tables summarize information about our assets and liabilities measured at fair value on a recurring basis as of September 30, 2017, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (1)	Significant Unobservable Inputs (Level 3) (1)	Balance as of September 30, 2017
Derivative assets	$—	$93	$—	$93
Total assets	$—	$93	$—	$93

Liabilities:	Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (1)	Significant Unobservable Inputs (Level 3) (1)	Balance as of September 30, 2017
Junior subordinated notes, at fair value	$—	$—	$9,254	$9,254
Derivative liabilities	—	—	—	—
Warrants and investor SARs	—	—	26,000	26,000
Total liabilities	$—	$—	$35,254	$35,254

(1)	During the nine months ended September 30, 2017, there were no transfers between Level 1 and Level 2, and there were no transfers into and/or out of Level 3.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2017

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

For the fair value of our junior subordinated notes, at fair value, and warrant and investor SARs classified as Level 3 liabilities, we estimate the fair value of these financial instruments using significant unobservable inputs.  For the junior subordinated notes, at fair value, we use a discounted cash flow model as the valuation technique and the significant unobservable inputs as of September 30, 2017 include discount rates ranging from 15.5% to 15.8% and as of December 31, 2016 include discount rates ranging from 11.5% to 11.8%.  For the warrants and investor SARs, we utilized a third party valuation firm who used a binomial model as the valuation technique and the significant unobservable inputs as of September 30, 2017 and December 31, 2016 include 85.0% and 51.0%, respectively, for the annual volatility of our common shares of beneficial interest over the term of the warrants and investor SARs, 12.5% and 10.0%, respectively, for the credit adjusted discount rate on our unsecured debt that may be issued in satisfaction of the warrants and investor SARs, and 18.9% and 10.0%, respectively, for the dividend rate and future dividend rate on our common shares of beneficial interest.

The following table summarizes additional information about assets and liabilities that are measured at fair value on a recurring basis for which we have utilized level 3 inputs to determine fair value for the nine months ended September 30, 2017:

Liabilities	Warrants and investor SARS	Junior Subordinated Notes, at Fair Value	Total Level 3 Liabilities
Balance, as of December 31, 2016	$30,400	$11,822	$42,222
Change in fair value of financial instruments	(4,400)	(2,568)	(6,968)
Balance, as of September 30, 2017	$26,000	$9,254	$35,254

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2017

(Unaudited and dollars in thousands, except share and per share amounts)

The following table summarizes additional information about assets and liabilities that are measured at fair value on a recurring basis for which we have utilized level 3 inputs to determine fair value for the three months ended September 30, 2017:

Liabilities	Warrants and investor SARS	Junior Subordinated Notes, at Fair Value	Total Level 3 Liabilities
Balance, as of June 30, 2017	$27,500	$12,524	$40,024
Change in fair value of financial instruments	(1,500)	(3,270)	(4,770)
Balance, as of September 30, 2017	$26,000	$9,254	$35,254

Non-Recurring Fair Value Measurements

As of September 30, 2017, we measured three real estate assets at a fair value of $80,000 in our consolidated balance sheets as they were impaired.  The fair values were based on executed letters of intent for the real estate assets and were classified within Level 2 of the fair value hierarchy.  The significant input was the purchase price agreed to with the potential buyer.

As of September 30, 2017, we measured one real estate asset at a fair value of $33,411 in our consolidated balance sheets as it was impaired.  The fair value was based on our broker’s opinion of value for the real estate asset and was classified within Level 3 of the fair value hierarchy.  The significant inputs were a terminal capitalization rate of 7.25% and a discount rate of 11.6%.

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

	Carrying Amount as of September 30, 2017	Estimated Fair Value as of September 30, 2017	Valuation Technique	Level in Fair Value Hierarchy
Total investment in mortgages and loans, net	$1,235,206	$1,230,733	Discounted cash flows	Three
7.0% convertible senior notes	833	525	Trading price	Two
4.0% convertible senior notes	116,310	111,801	Trading price	Two
7.625% senior notes	54,809	45,893	Trading price	Two
7.125% senior notes	67,803	62,409	Trading price	Two
Senior secured notes	12,578	13,199	Discounted cash flows	Three
Junior subordinated notes, at amortized cost	25,100	10,135	Discounted cash flows	Three
CDO notes payable, at amortized cost	332,014	286,556	Discounted cash flows	Three
CMBS securitizations	547,895	553,900	Discounted cash flows	Three
Loans payable on real estate	97,087	100,211	Discounted cash flows	Three
Other indebtedness	40,909	40,830	Discounted cash flows	Three

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2017

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

The following table summarizes realized and unrealized gains and losses on assets and liabilities for which we elected the fair value option of FASB ASC Topic 825, “Financial Instruments” and derivatives as reported in change in fair value of financial instruments in the accompanying consolidated statements of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Description	2017	2016	2017	2016
Change in fair value of junior subordinated notes	$3,270	(735)	$2,568	$(1,020)
Change in fair value of derivatives	(17)	160	(275)	(2,135)
Change in fair value of warrants and investors SARs	1,500	(800)	4,400	(3,900)
Change in fair value of financial instruments	$4,753	$(1,375)	$6,693	$(7,055)

The changes in the fair value for the junior subordinated notes for which the fair value option was elected for the three and nine months ended September 30, 2017 and 2016 was primarily attributable to changes in interest rates and instrument specific credit risks. The changes in the fair value of derivatives for the three and nine months ended September 30, 2017 and 2016 was primarily attributable to changes in interest rates. The changes in fair value of the warrants and investor SARs for the three and nine months ended September 30, 2017 and 2016 was primarily attributable to changes in the reference stock price and volatility.

NOTE 8: VARIABLE INTEREST ENTITIES

The determination of when to consolidate a VIE is based on the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance together with either the obligation to absorb losses or the right to receive benefits that could be significant to the VIE. We evaluated our investments and determined that, as of September 30, 2017 and December 31, 2016, our consolidated VIEs were: RAIT I, RAIT II, our floating rate securitizations, RAIT VIE Properties (Willow Grove, Cherry Hill, McDowell, and two of our industrial properties) and the two ventures described in Note 5: Indebtedness (RAIT Venture VIEs).

We consolidate the securitizations that we sponsor as we have retained interests in these entities and control the significant decisions regarding the collateral in these entities, such as the approval of loan workouts.  As of September 30, 2017, we consolidate the VIE properties as we own a majority of these entities and control the significant capital and operating decisions regarding the properties.  As of September 30, 2017, we consolidate our two RAIT Venture VIEs (each of which consolidates a floating rate securitization) as we own a majority of these entities and control a majority of the significant decisions regarding the collateral in these entities, such as the approval of loan workouts.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2017

(Unaudited and dollars in thousands, except share and per share amounts)

The following tables present the assets and liabilities of our consolidated VIEs as of each respective date. Certain amounts included in the tables below are eliminated upon consolidation with our other subsidiaries that maintain investments in the debt or equity securities issued by these entities.

	As of September 30, 2017
	RAIT Securitizations	RAIT VIE Properties	RAIT Venture VIEs	Total
Assets
Investments in mortgages and loans, at amortized cost:
Commercial mortgages, mezzanine loans, other loans and preferred equity interests	$1,035,500	$—	$375,743	$1,411,243
Allowance for losses	—	—	—	—
Total investments in mortgages and loans	1,035,500	—	375,743	1,411,243
Investments in real estate
Investments in real estate	—	88,725	—	88,725
Accumulated depreciation	—	(8,105)	—	(8,105)
Total investments in real estate	—	80,620	—	80,620
Cash and cash equivalents	—	617	93	710
Restricted cash	17,763	509	11	18,283
Accrued interest receivable	44,805	—	2,492	47,297
Other assets	68	9,240	71	9,379
Intangible assets
Intangible assets	—	438	—	438
Accumulated amortization	—	(199)	—	(199)
Total intangible assets	—	239	—	239
Total assets	$1,098,136	$91,225	$378,410	$1,567,771
Liabilities and Equity
Indebtedness, net	$872,946	$150,146	$376,778	$1,399,870
Accrued interest payable	1,191	16,818	1,087	19,096
Accounts payable and accrued expenses	29	4,314	—	4,343
Derivative liabilities	—	—	—	—
Deferred taxes, borrowers’ escrows and other liabilities	—	418	698	1,116
Total liabilities	874,166	171,696	378,563	1,424,425
Equity:
Shareholders’ equity:
RAIT investment	12,030	33,847	4,795	50,673
Retained earnings (deficit)	211,940	(114,558)	(4,995)	92,387
Total shareholders’ equity	223,970	(80,711)	(200)	143,059
Noncontrolling Interests	—	240	47	287
Total liabilities and equity	$1,098,136	$91,225	$378,410	$1,567,771

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2017

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

The assets of the VIEs can only be used to settle obligations of the VIEs and are not available to our creditors. The amounts that eliminate in consolidation include $426,887 of total investments in mortgage loans and $437,546 of indebtedness as of September 30, 2017 and $549,879 of total investments in mortgage loans and $510,244 of indebtedness as of December 31, 2016. We do not have any contractual obligation to provide the VIEs listed above with any financial support. We have not and do not intend to provide financial support to these VIEs that we were not previously contractually required to provide.

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

As of September 30, 2017

(Unaudited and dollars in thousands, except share and per share amounts)

common shares (which have subsequently adjusted to 11,035,875 shares), and (iii) common share appreciation rights, or the investor SARs, with respect to up to 6,735,667 common shares (which have subsequently adjusted to 7,485,045 shares).

In September 2015, we amended the purchase agreement with the investor related to the Series D preferred shares.  This amendment changed two of the covenants therein.  As consideration for this amendment, we paid Almanac $450. We accounted for this amendment as a modification of the Series D preferred shares.

On December 7, 2016, we entered into a securities repurchase agreement with the investor whereby we agreed to repurchase and cancel 464,000 Series D preferred shares at par for a purchase price of $11,600 which resulted in a decrease from 4,000,000 Series D preferred shares issued and outstanding to 3,536,000 Series D preferred shares issued and outstanding.

On June 22, 2017, we entered into a securities repurchase agreement with the investor whereby we agreed to repurchase and cancel 402,280 Series D preferred shares at par for a purchase price of $10,057 which resulted in a decrease from 3,536,000 Series D preferred shares issued and outstanding to 3,133,720 Series D preferred shares issued and outstanding.

The purchase agreement and certain related documents provide for a subsidiary of RAIT to use the first $38,941 of net proceeds (other than defined CMBS net proceeds) from the sale, transfer, repayment or other disposition of investments held by the subsidiary on the date of disposition from and after October 1, 2017 and defined CMBS net proceeds from and after October 1, 2019 to engage in transactions resulting in the cancellation of Series D preferred shares on a dollar-for-dollar basis.

The warrants and investor SARs had an initial strike price of $6.00 per common share, subject to adjustment.

The warrants and investor SARs were both determined to be classified as liabilities and had a combined fair value of $26,000 as of September 30, 2017. The fair value of the warrants and investor SARs are recorded as a liability and re-measured at each reporting period until the warrants and investor SARs are settled. Changes in fair value will be recorded in earnings as a component of the change in fair value of financial instruments in the consolidated statement of operations.  See Note 7: Fair Value of Financial Instruments for further information.

On October 11, 2017, we received a put right notice from the investor exercising the investor’s right to require us to purchase for $20,500 all the previous warrants and investor SARs.  On October 17, 2017, RAIT purchased all of the warrants and investor SARs.  As a result, RAIT had no further obligations beyond October 17, 2017 relating to the warrants and investor SARs and none remain outstanding, respectively, as of that date.  We expect to recognize a gain of $5,500 in the fourth quarter as a result of the redemption.

The following table summarizes the sales activity of the Series D preferred shares from the effective date of the agreement through September 30, 2017:

Aggregate purchase price		$100,000
Repurchase		$(21,657)
Initial value of warrants and investor SARs issued to-date	(21,805)
Costs incurred	(6,834)
Total discount		(28,639)
Discount amortization to-date		27,949
Carrying amount of Series D Preferred Shares		$77,653

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2017

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 10: SHAREHOLDERS’ EQUITY

Preferred Shares

Dividends:

The following table summarizes the dividends we declared and paid on the preferred shares for the nine months ended September 30, 2017:

	March 31, 2017	June 30, 2017	September 30, 2017
Series A Preferred Shares
Date declared	2/15/2017	5/18/2017	8/2/2017
Record date	3/1/2017	6/1/2017	9/1/2017
Date paid	3/31/2017	6/30/2017	10/2/2017
Total dividend amount	$2,589	$2,589	$2,589
Series B Preferred Shares
Date declared	2/15/2017	5/18/2017	8/2/2017
Record date	3/1/2017	6/1/2017	9/1/2017
Date paid	3/31/2017	6/30/2017	10/2/2017
Total dividend amount	$1,225	$1,225	$1,225
Series C Preferred Shares
Date declared	2/15/2017	5/18/2017	8/2/2017
Record date	3/1/2017	6/1/2017	9/1/2017
Date paid	3/31/2017	6/30/2017	10/2/2017
Total dividend amount	$910	$910	$910
Series D Preferred Shares
Date declared	2/15/2017	5/18/2017	8/2/2017
Record date	3/1/2017	6/1/2017	9/1/2017
Date paid	3/31/2017	6/30/2017	9/29/2017
Total dividend amount	$1,879	$1,879	$1,665

On June 22, 2017, we entered into a securities repurchase agreement whereby we agreed to repurchase and cancel 402,280 Series D preferred shares. The Series D Preferred Shares had a $1,879 total dividend declared on May 18, 2017 with a record date of June 1, 2017 which included a $214 payment on June 23, 2017 and a $1,665 payment on June 30, 2017.

On November 1, 2017, the board of trustees declared a fourth quarter 2017 cash dividend of $0.484375 per share on RAIT’s 7.75% Series A Cumulative Redeemable Preferred Shares, $0.5234375 per share on RAIT’s 8.375% Series B Cumulative Redeemable Preferred Shares, and $0.5546875 per share on RAIT’s 8.875% Series C Cumulative Redeemable Preferred Shares to holders of record as of December 1, 2017. The dividends are payable on January 2, 2018.

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

As of September 30, 2017, 2,724,935 Series A Preferred Shares, 947,496 Series B Preferred Shares, and 999,675 Series C Preferred Shares remain available for issuance under the 2014 Preferred ATM agreement.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2017

(Unaudited and dollars in thousands, except share and per share amounts)

Common Shares

Dividends:

  During the three and nine months ended September 30, 2017, we paid $0 and $305, respectively, of dividends on restricted common share awards that vested in each respective period.

On December, 16 2016, the board of trustee declared a $0.09 dividend on our common shares to holders of record as of January 10, 2017. The dividend was paid January 31, 2017 and totaled $8,202.

On May 2, 2017, the board of trustees declared a $0.09 dividend on our common shares to holders of record as of May 26, 2017. The dividend was paid on June 15, 2017 and totaled $8,220.

On August 2, 2017, the board of trustees declared a $0.05 dividend on our common shares to holders of record as of August 25, 2017. The dividend paid on September 15, 2017 and totaled $4,574.

On November 1, 2017, the board of trustees decided to suspend the dividend on our common shares.

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

On March 31, 2015, the compensation committee adopted a 2015 Annual Incentive Compensation Plan, or the annual cash bonus plan, setting forth the basis on which target cash bonus awards are earned.  In addition, on March 31, 2015, the compensation committee adopted a 2015 Long Term Incentive Plan, or the 2015 LTIP, setting forth the basis on which the eligible officers could earn equity compensation that was directly linked to long-term performance. Pursuant to the 2015 LTIP, equity awards to eligible officers will consist of performance share unit (PSU) awards issued at the conclusion of a three-year performance period based on RAIT’s performance relative to three long-term performance metrics established by the compensation committee. See Note 13: Share-Based Compensation and Employee Benefits in the 2016 Annual Report on Form 10-K for further details regarding these awards.

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

On June 28, 2017, the compensation committee awarded 186,912 unvested common share awards, valued at $400 using our closing stock price of $2.14, to the board’s non-management trustees, excluding the board’s chairman. These awards vest on December 31, 2017.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2017

(Unaudited and dollars in thousands, except share and per share amounts)

On June 28, 2017, the compensation committee awarded 70,093 common share awards, valued at $150 using our closing stock price of $2.14, to the board’s chairman. One-half of these awards vest immediately and one-half vest on December 31, 2017.

During the three and nine months ended September 30, 2017, we recorded $779 and $1,833 of stock compensation expense.

Dividend Reinvestment and Share Purchase Plan (DRSPP):

We have a dividend reinvestment and share purchase plan, or DRSPP, under which we registered and reserved for issuance, in the aggregate, 10,500,000 common shares. During the nine months ended September 30, 2017, we issued a total of 13,317 common shares pursuant to the DRSPP at a weighted-average price of $1.54 per share and we received $21 of net proceeds. As of September 30, 2017, 7,739,162 common shares, in the aggregate, remain available for issuance under the DRSPP.

Capital on Demand™ Sales Agreement (COD):

On November 21, 2012, we entered into a Capital on Demand™ Sales Agreement, or the COD sales agreement, with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we may issue and sell up to 10,000,000 of our common shares from time to time through JonesTrading acting as agent and/or principal, subject to the terms and conditions of the COD sales agreement. Unless the COD sales agreement is earlier terminated by JonesTrading or us, the COD sales agreement automatically terminates upon the issuance and sale of all of the common shares subject to the COD sales agreement. During the nine months ended September 30, 2017, we did not issue any common shares pursuant to this agreement. As of September 30, 2017, 7,918,919 common shares, in the aggregate, remain available for issuance under the COD sales agreement.

Shareholders’ Equity Attributable to Common Shares:

As of September 30, 2017, total shareholders’ equity attributable to common shares was a deficit of $53,130.

Non-Controlling Interests

RAIT Venture VIE:

During the nine months ended September 30, 2017, the 2016 RAIT Venture VIE, which elected to be taxed as a REIT and that was formed in 2016 to hold the less than investment grade classes of notes of FL-5, issued 125 Series A Preferred Shares at a public offering. The price was $1,000 per share and the 2016 RAIT Venture VIE received $66 of net proceeds. During the three and nine months ended September 30, 2017, we paid $0 and $8 of dividends on preferred shares. Refer to Note 2: Summary of Significant Accounting Policies, (p) Income Taxes, and Note 5: Indebtedness for further discussion about this entity.

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

As of September 30, 2017

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 11: EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Income (loss) from continuing operations	$(15,843)	$5,328	$(154,266)	$(13,131)
(Income) loss allocated to preferred shares	(8,387)	(8,715)	(25,730)	(25,850)
(Income) loss allocated to noncontrolling interests	—	1,339	(76)	3,455
Income (loss) from continuing operations allocable to common shares	(24,230)	(2,048)	(180,072)	(35,526)
Total Income (loss) from discontinued operations	—	4,112	—	38,473
(Income) loss from discontinued operations allocated to noncontrolling interests	—	(2,068)	—	(28,375)
Income (loss) from discontinued operations allocable to common shares	—	2,044	—	10,098
Net income (loss) allocable to common shares	$(24,230)	$(4)	$(180,072)	$(25,428)
Weighted-average shares outstanding—Basic	91,559,636	91,201,784	91,438,884	91,137,041
Dilutive securities	—	—	—	—
Weighted-average shares outstanding—Diluted	91,559,636	91,201,784	91,438,884	91,137,041
Earnings (loss) per share—Basic:
Continuing operations	$(0.26)	$(0.02)	$(1.97)	$(0.39)
Discontinued operations	-	0.02	-	0.11
Earnings (loss) per share—Basic	$(0.26)	$—	$(1.97)	$(0.28)
Earnings (loss) per share—Diluted:
Continuing operations	$(0.26)	$(0.02)	$(1.97)	$(0.39)
Discontinued operations	-	0.02	-	0.11
Earnings (loss) per share—Diluted	$(0.26)	$—	$(1.97)	$(0.28)

For the three and nine months ended September 30, 2017, securities convertible into 26,162,156 and 26,025,386 common shares, respectively, were excluded from the earnings (loss) per share computations because their effect would have been anti-dilutive. For the three and nine months ended September 30, 2016, securities convertible into 26,648,284 and 26,449,861 common shares, respectively, were excluded from the earnings (loss) per share computations because their effect would have been anti-dilutive.

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

Ballard Spahr LLP

As of June 27, 2017, Justin P. Klein has been appointed as a trustee on our board of trustees.  Mr. Klein is a partner at Ballard Spahr LLP. RAIT has paid Ballard Spahr LLP $29 and $46 during the three and nine months ended September 30, 2016 and $15 and $134 during the three and nine months ended September 30, 2017. The approximate dollar value of Mr. Klein’s interest in these fees was less than $1 for the three and nine months ended September 30, 2016, based on Mr. Klein’s Ballard partnership interest.

Highland Capital Management, L.P.

On May 26, 2017, RAIT entered into a cooperation agreement with Highland Capital Management, L.P. and its affiliates (Highland). Pursuant to the cooperation agreement with Highland, Highland, among other things, agreed to terminate its proxy contest

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2017

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

For the three and nine months ended September 30, 2016, we earned $1,727 and $5,141 of asset management fees and $206 and $350 of incentive fees, which were eliminated in consolidation.  As of September 30, 2017, and December 31, 2016, we had no amounts due from IRT related to the advisory agreement.

Property Management Fees Paid to Our Property Manager

On December 20, 2016, in connection with our management internalization, we sold our multifamily property management business to IRT, which included all of the property management agreements for IRT’s properties.

We had entered into property management agreements with IRT with respect to each of IRT’s properties.  Pursuant to these property management agreements, IRT paid our multifamily property manager property management and construction management fees on a monthly basis up to 4.0% of the gross revenues from a property for each month. For the three and nine months ended September 30, 2016, we earned $1,219 and $3,710 of property management and construction management fees, which were eliminated in consolidation.  As of September 30, 2017, and December 31, 2016, we had no amounts due from IRT related to these property management agreements.

IRT Dividends and IRT Repurchase of its Common Stock

On October 5, 2016, we sold all 7,269,719 shares of IRT’s common stock that we owned to IRT and received aggregate proceeds of approximately $62,156.

For the three and nine months ended September 30, 2016, we earned and subsequently received dividends of $1,309, and $3,927, respectively, which were eliminated in consolidation. As of September 30, 2017, and December 31, 2016, we had no amounts due from IRT related to our previous ownership of shares of IRT’s common stock.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2017

(Unaudited and dollars in thousands, except share and per share amounts)

Indebtedness

During the three and nine months ended September 30, 2016, we earned $486 of interest from IRT related to $38,075 of mortgage indebtedness held by us.  As of September 30, 2017, and December 31, 2016, we had no amounts due from IRT related to this mortgage indebtedness.

Other Transactions with IRT

On June 30, 2017, we sold South Terrace, a multifamily property, to IRT for $42,950.  The sales price was supported by a recent appraisal provided by a third-party commercial real estate information services firm.  RAIT recognized a gain of $9,189 on the sale.

As of September 30, 2017, the joint shared services agreement between RAIT and IRT has ended.  Pursuant to that shared services agreement, IRT reimbursed RAIT $0 and $727 for general and administrative services for the three and nine months ended September 30, 2017, respectively. In addition, during the three and nine months ended September 30, 2017, IRT reimbursed RAIT for $155 of general and administrative expenses that were paid on IRT’s behalf.

Pursuant to property management agreements with IRT with respect to RAIT’s multifamily properties, RAIT paid IRT $27 and $239 of property management fees for the three and nine months ended September 30, 2017, respectively.  These amounts are reflected within real estate operating expense in our consolidated statements of operations.

Other

On December 20, 2016, Scott F. Schaeffer resigned from his position as Chief Executive Officer of RAIT and became the full-time Chief Executive Officer of IRT.  On the same date, Scott F. Schaeffer entered into a one year consulting agreement with RAIT for which he will receive compensation of $375.  For the three and nine months ended September 30, 2017, $94 and $282, respectively, was earned and paid related to this consulting agreement, which is reflected in general and administrative expenses in our consolidated statements of operations. In accordance with the Memorandum of Understanding dated September 26, 2016, which memorialized the terms of Scott F. Schaeffer’s resignation, RAIT granted Scott F. Schaeffer 150,000 unvested shares of common stock on December 23, 2016, and made a $500 cash payment in January 2017.  The shares vest 50% on the six month anniversary and 50% on the one year anniversary of the grant date.

In accordance with the Memorandum of Understanding dated September 26, 2016, which memorialized the terms of James J. Sebra’s resignation, he was owed a cash bonus, payable in 2017, equal to 25% of his cash bonus for the year ended December 31, 2016.  During the nine months ended September 30, 2017, this bonus of $110 was paid.

NOTE 13: SUPPLEMENTAL DISCLOSURE TO STATEMENT OF CASH FLOWS

The following are supplemental disclosures to the statements of cash flows for the nine months ended September 30, 2017 and 2016:

	For the Nine Months Ended September 30,
	2017	2016
Cash paid for interest	$45,197	$79,848
Cash paid for taxes	(70)	311
Non-cash increase in investments in real estate, intangible assets, and other liabilities from conversion of loans	1,590	(1,499)
Non-cash (decrease) in investments in real estate, restricted cash, other assets, intangible assets, accounts payable and accrued expenses, and other liabilities from deconsolidation of properties	(84,285)	—
Non-cash increase (decrease) in indebtedness from debt extinguishments	(4,640)	—
Non-cash increase (decrease) to noncontrolling interests from distribution of limited partnership units on South Terrace	(1,618)	—
Non-cash increase (decrease) in indebtedness from deconsolidation of properties	(64,790)	—

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2017

(Unaudited and dollars in thousands, except share and per share amounts)

For a discussion of the non-cash changes in indebtedness and investments in real estate, restricted cash, other assets, intangible assets, accounts payable and accrued expenses, and other liabilities that occurred during the nine months ended September 30, 2017, see Note 4: Investments in Real Estate and Note 5: Indebtedness.

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

During the nine months ended September 30, 2017, we settled a matter with a former employee for $175.

NOTE 16: DISCONTINUED OPERATIONS

As discussed in Note 1: The Company; on December 20, 2016, we completed the management internalization of one of our previously consolidated variable interest entities, IRT, pursuant to the IRT internalization agreement.  The IRT management internalization consisted of two parts: (i) the sale of the IRT advisor, which was our subsidiary and IRT’s external advisor, and (ii) the sale of certain assets and the assumption of certain liabilities relating to our multifamily property management business which we referred to as RAIT Residential, including property management contracts relating to apartment properties owned by us, IRT, and third parties.  The purchase price paid by IRT for the IRT management internalization was $43,000, subject to certain pro rations at closing.  As part of the same agreement, we sold all of the 7,269,719 shares of IRT’s common stock owned by certain of our subsidiaries and received aggregate proceeds of approximately $62,156 on October 5, 2016.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2017

(Unaudited and dollars in thousands, except share and per share amounts)

Provided below are the statements of operations and summarized cash flow statement classified as discontinued operations. A balance sheet will not be included as there were no discontinued operations presented as of the balance sheet dates.

The table below presents the statements of operations of these entities or distinguishable components of RAIT that are discontinued operations for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Property income	$—	$38,353	$—	$115,252
Fee and other income	—	661	—	2,260
Total revenue	—	39,014	—	117,512
Expenses:
Interest expense	—	8,820	—	27,454
Real estate operating expense	—	16,107	—	47,588
Compensation expense	—	1,861	—	6,037
General and administrative expense	—	949	—	3,298
Acquisition expense	—	19	—	37
Depreciation and amortization expense	—	7,784	—	27,059
Total expenses	—	35,540	—	111,473
Operating (Loss) Income	—	3,474	—	6,039
Interest and other income (expense), net	—	(2)	—	(2)
Gains (losses) on assets	—	(1)	—	32,262
Gain (loss) on IRT merger with TSRE	—	641	—	732
Gains (losses) on extinguishments of debt	—	—	—	(558)
Net income (loss) from discontinued operations	$—	$4,112	$—	$38,473

The table below summarizes the cash flows provided by operating, financing and investing activities of these entities or distinguishable components of RAIT that are discontinued operations for the nine months ended September 30, 2017 and 2016:

	For the Nine Months Ended September 30,
	2017	2016
Cash flow from operating activities from discontinued operations	$—	$32,993
Cash flow from investing activities from discontinued operations	—	29,522
Cash flow from financing activities from discontinued operations	—	(71,420)
Net change in cash and cash equivalents from discontinued operations	—	(8,905)
Cash and cash equivalents at beginning of period - discontinued operations	—	38,305
Cash and cash equivalents at end of period - discontinued operations	$—	$29,400

NOTE 17: SUBSEQUENT EVENTS

We have evaluated subsequent events or transactions that have occurred after the consolidated balance sheet date of September 30, 2017, but prior to the filing of the consolidated financial statements with the SEC on this Quarterly Report on Form 10-Q. We have determined that, except as disclosed within this Note and other Notes, there are no subsequent events that require disclosure in this Quarterly Report on Form 10-Q.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to historical information, this discussion and analysis contains forward-looking statements. These statements can be identified by the use of forward-looking terminology including “may,” ‘plan,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “seek,” “transform,” “target”, “continue” or similar words of a future or forward-looking nature. Our forward-looking statements include, but are not limited to, statements regarding:

•	RAIT’s review of its strategic and financial alternatives:
•	RAIT’s initiatives to further simplify its business to focus on its commercial real estate lending business, reduce costs, reduce indebtedness and enhance value and returns for shareholders:
•	RAIT’s plans to divest RAIT’s legacy REO portfolio and existing property management operations and, ultimately, minimize REO holdings, and continue to sell non-lending assets:
•	RAIT’s plans to enhance its long-term prospects and create value for its shareholders:
•

RAIT's expectations regarding recognizing a gain, which will offset the non-cash loss on deconsolidation of industrial properties or a gain resulting from RAIT’s redemption of the investor’s warrants and SARs:

•	RAIT’s plans to consider additional strategies to support further growth in RAIT’s lending business, create a more durable balance sheet and enhance long-term shareholder value:
•	RAIT’s suspension of the dividend on RAIT’s common shares and any potential future reinstatement thereof:
•	RAIT’s intention to cure the deficiency set forth in the New York Stock Exchange, or NYSE, notice referred to below:
•	any options RAIT may take in an effort to cure this deficiency and possible consequences to RAIT of the NYSE notice:
•	RAIT’s aggregating loans for RAIT’s eighth floating-rate loan securitization, including the anticipated closing date of such transaction:
•	RAIT’s expected receipt and amounts of additional liquidity from RAIT’s existing portfolio; and
•	RAIT’s expectation that it will continue to make further progress executing on its strategic transformation throughout 2017.

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

These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. These risks and uncertainties include, without limitation:

•

the effect of the announcement of RAIT’s review of, or any implementation of, strategic and financial alternatives on RAIT’s business, including its financial and operating results and its employees, capital sources and customers;

•	RAIT’s ability to implement any new strategic and financial alternatives or continue its previously announced transition to a more focused, cost-efficient and lower leverage business;
•

whether any expressions of interest received by RAIT or discussions RAIT has engaged in relating to RAIT’s strategic and financial alternatives will result in any transaction or the timing or nature of any such transaction;

•

whether RAIT will be able to continue to implement its strategy to transition RAIT to a more lender focused, simpler, and more cost-efficient business model, to deleverage and to generate enhanced returns for its shareholders;

•	whether RAIT will be able to continue to divest RAIT’s legacy REO portfolio and existing property management operations and the majority of RAIT’s non-lending assets and repay any related debt;
•	whether anticipated cost savings from the internalization of IRT will be achieved;
•	whether the divestiture of RAIT’s commercial real estate portfolio and other non-lending assets will lead to lower asset management costs and lower expenses;
•	whether RAIT will continue to be able to further reduce compensation and G&A expenses and indebtedness;
•	whether RAIT’s changes to its Board composition and leadership and to its executive management team will lead to enhanced value for shareholders;
•	whether RAIT will be able to create sustainable earnings and grow book value;
•	whether RAIT will be able to successfully redeploy capital from non-lending related asset sales;
•	whether RAIT will be able to increase loan origination levels or continue to gain access to warehouse lending facilities;
•	whether the disposition of non-core assets, reductions in debt levels and expected loan repayments will impact RAIT’s earnings and CAD;

•	whether and, if so, when, the Board would determine to resume declaring a dividend on RAIT’s common shares and whether the Board will continue to declare a dividend on RAIT’s preferred shares;
•	whether RAIT will be able to organically increase reliance on match-funded asset-level debt;
•	overall conditions in commercial real estate and the economy generally;
•	whether market conditions will enable us to continue to implement our capital recycling and debt reduction plan involving selling properties and repurchasing or paying down our debt;
•	whether we will be able to originate sufficient bridge loans;
•	changes in the expected yield of our investments;
•	changes in financial markets and interest rates, or to the business or financial condition of RAIT or its business;
•	whether RAIT will generate any CMBS gain on sale profits;
•	whether RAIT will experience any first dollar losses on its retained interests in its securitizations; (xx) whether our management changes will be successfully implemented;
•

whether RAIT will be able to aggregate sufficient loans or whether market conditions will permit RAIT to complete future securitizations of floating rate loans, including RAIT’s currently contemplated eighth floating-rate loan securitization;

•

whether and when RAIT will be able to recognize a gain, which will offset the non-cash loss on deconsolidation of industrial properties or a gain resulting from RAIT’s redemption of the investor’s warrants and SARs:

•

final accounting determinations on gains or losses realized in the event properties or other assets are sold or deconsolidate or liabilities repurchased for prices that differ from their carrying value or if property valuations are adjusted in the process of revaluation that occurs when they are characterized as held for disposition or sale;

•	increases to RAIT’s leverage or decreases in total common equity resulting from such determinations or revaluation;
•	whether RAIT will have any legal obligations on the non-recourse debt on its industrial real estate portfolio;
•	the availability of financing and capital, including through the capital and securitization markets;
•

whether RAIT will need to recognize further impairment charges in future quarters and the effect of such charges on RAIT’s future operations, liquidity, cash flows from operating activities, or compliance with the financial covenants set forth in its debt instruments;

•	whether the credit quality of RAIT’s post-financial crisis loans and financing structures will continue to perform as expected;
•	whether RAIT will be able to regain compliance with listing requirements or maintain compliance with the other continued listing requirements set forth in the NYSE Listed Company Manual;
•	whether RAIT’s plans and expectations will mitigate the going concern considerations included in the financial statements included in this report;
•	whether the assumptions underlying RAIT’s expected receipt and amounts of additional liquidity from RAIT’s existing portfolio will be realized; and
•	other factors described in RAIT’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and other filings with the SEC.

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

During the nine months ended September 30, 2017, we continued making progress transforming into a pure play commercial real estate lender.  This previously announced strategy of transforming RAIT into a more focused, cost-efficient and lower leverage business began in 2016 and RAIT expects to continue to make further progress executing on its strategic transformation throughout 2017.  Our transformational strategy remains focused on:

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

o

We originated $100.6 million of senior CRE loans during the quarter ended September 30, 2017, which represents a 295% increase from the $25.6 million in loans originated during the quarter ended September 30, 2016.

o

We originated $375.3 million of loans during the nine-month period ended September 30, 2017, which represents a 321% increase from the $89.2 million in loans originated during the nine-month period ended September 30, 2016, and surpasses total loan originations for all of 2016, which totaled $156.8 million.

•	CRE Property Portfolio and Property Sales

o	We sold 3 and divested 7 properties totaling $63.3 million during the quarter ended September 30, 2017, and sold 3 additional properties subsequent to September 30, 2017 totaling $65.3 million.

o	Since January 1, 2017, we have sold and divested $339.8 million of our properties and reduced $275.9 million of related indebtedness.

o	From January 1, 2016 through September 30, 2017, we have sold and divested $677.7 million of our properties and reduced $571.8 million of related indebtedness.

•	Reductions in Compensation & General and Administrative (“G&A”) Expense

o	We are currently on track to meet our 2017 targeted annual compensation and G&A expense goal of $25.0 million which would represent a 21% decline over 2016.

o

Our compensation and G&A expense declined by 16.8% for the quarter ended September 30, 2017 compared to the quarter ended September 30, 2016, and 14.9% for the nine-months ended September 30, 2017 compared to the nine months ended September 30, 2016.  The decline in compensation and G&A expense is primarily due to a decrease in the number of employees and a decrease across multiple types of general and administrative expenses as part of our strategic transformation and transition to a simpler and more cost-efficient business model.

•	Debt Reductions

o

Total recourse debt, excluding our secured warehouse facilities, based on principal amount, declined by $10.2 million, or 3.2%, during the quarter ended September 30, 2017 and $113.4 million, or 27.2%, from January 1, 2016 through September 30, 2017.

o	We have no remaining recourse debt maturities in 2017.

During the three months ended September 30, 2017, we generated GAAP net income (loss) allocable to common shares of $(24.2) million, or $(0.26) per common share-diluted. During the three months ended September 30, 2016, we generated GAAP net income (loss) allocable to common shares of $(0.004) million, or $(0.00) per common share-diluted.

During the three months ended September 30, 2017, our cash available for distribution, or CAD, decreased to $(1.3) million, or $(0.01) per common share. For the three months ended September 30, 2016, our CAD was $10.6 million, or $0.12 per common share.  CAD is a non-GAAP financial measure.  For management’s respective definitions and discussion of the usefulness of CAD to investors, analysts and management and a reconciliation of our reported net income (loss) to our CAD, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Non-GAAP Financial Measures.”

Strategic and Financial Alternatives

RAIT previously announced the formation of a committee of independent members of RAIT’s board of trustees, or the special committee, to explore and evaluate strategic and financial alternatives to enhance shareholder value. Such alternatives may include, but are not limited to, (i) refinements of RAIT’s operations or strategy, (ii) financial transactions, such as a recapitalization or other change to RAIT’s capital structure and (iii) strategic transactions, such as a sale of all or part of RAIT. The special committee continues to work diligently with its financial advisors, Barclays and UBS Investment Bank, on this process.  The special committee has received expressions of interest from, and discussions are advancing with, multiple parties with respect to a potential transaction involving RAIT. There can be no assurance that any transaction will result from this process or as to the timing or nature of such potential transaction.

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

NYSE Notice

As previously disclosed, effective September 21, 2017, RAIT received written notification, or the NYSE Notice, from the New York Stock Exchange, or the NYSE, that RAIT was not in compliance with the continued listing standard set forth under Rule 802.01C of the NYSE Listed Company Manual because the average closing price of RAIT’s common shares fell below $1.00 over a consecutive 30 trading-day period ending September 15, 2017.  Upon receipt of the Notice, RAIT became subject to the procedures set forth in Rule 802.01C of the NYSE Listed Company Manual, and in accordance with such procedures, RAIT acknowledged receipt of the Notice and notified the NYSE of its intention to seek to cure the deficiency set forth therein.  RAIT is considering various options it may take in an effort to cure this deficiency and regain compliance with Rule 802.01C of the NYSE Listed Company Manual. There can be no assurance that RAIT will be able to cure this deficiency or if RAIT will cease to comply with another continued listing standard of the NYSE.

Going Concern Considerations

Please see Part I, Item 1, “Financial Statements —Note 2: Summary of Significant Accounting Policies—Going Concern Considerations” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for a discussion of going concern considerations.

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

During the nine months ended September 30, 2017, we originated $375.3 million of CRE loans and received CRE loan repayments of $384.6 million. The tables below describe certain characteristics of our commercial mortgage loans, mezzanine loans, and preferred equity interests as of September 30, 2017 (dollars in thousands):

	Carrying Value	Weighted- Average Coupon	Range of Maturities	Number of Loans
Commercial Real Estate (CRE) Loans
Commercial mortgages	$1,157,315	5.5%	Oct. 2017 to Dec. 2025	91
Mezzanine loans	65,557	10.1%	Apr. 2017 to May 2025	16
Preferred equity interests	40,326	8.7%	Nov. 2018 to Jan. 2029	17
Total investments in loans	$1,263,198	5.9%		124

Certain of our commercial mortgage loans, mezzanine loans and preferred equity interests provide for the accrual of interest at specified rates that differ from current payment terms.  We refer to these loans as cash flow loans, the vast majority of which were originated prior to 2011.  Although a cash flow loan accrues interest at a stated rate, pursuant to forbearance or other agreements, the borrower is only required to pay interest each month at a minimum rate plus additional interest up to the stated rate to the extent of all cash flow from the property underlying the loan after the payment of property operating expenses.  Please see Part I, Item 1, “Financial Statements —Note 2: Summary of Significant Accounting Policies—Revenue Recognition” for further information on these loans.  As of September 30, 2017, we held investments we characterized as cash flow loans, with a recorded investment (including accrued interest) of $165.7 million comprised of preferred equity interests totaling $51.4 million, mezzanine loans totaling $30.6 million and bridge loans totaling $83.7 million.  Of these cash flow loans, $158.9 million were originated prior to 2011 and $6.8 million were originated in 2013.

As of September 30, 2017, our nonaccrual loans total $135.6 million and represent ten legacy loans, which is comparable to the $121.0 million of nonaccrual loans as of December 31, 2016.  We remain focused on working with our borrowers on these loans to either sell or refinance the underlying properties as expeditiously as possible.  As of September 30, 2017, we had a loan loss reserve of $25.1 million, representing 22.1% of our nonaccrual loans and 2.1% of our total CRE loan portfolio.  As of December 31, 2016, our loan loss reserve was $12.4 million, which represented 10.2% of our nonaccrual loans and 1.0% of our total CRE loan portfolio. During the three and nine months ended September 30, 2017, we recognized provision for loan losses of $5.5 million and $27.9 million, which was related to our legacy CRE loans.  Our provision for loan losses during the three and nine months ended September 30, 2017 was primarily driven by two and seven loans, respectively, where the borrower and/or property experienced an unfavorable event or events during the period.

We finance our consolidated CRE loans on a long-term basis through securitizations. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Securitization Summary” for more information about our securitizations.

The charts below describe the property types and the geographic breakdown of our commercial mortgage loans, mezzanine loans, other loans, and preferred equity interests as of September 30, 2017:

(1)	Based on carrying amount.

REO Portfolio

As described above, we continue to execute on our strategy of divesting our legacy REO portfolio and ultimately minimizing our REO holdings over time.  During the nine months ended September 30, 2017, we sold thirteen properties (which included the sale of two separate parcels comprising a retail property in two separate transactions) for $191.3 million which generated a $19.6 million GAAP gain.  We also recognized a gain of $3.2 million related to a sale that occurred during the second quarter of 2015. The proceeds from the sales were used to reduce debt, and the sales generated $13.4 million of net proceeds to us.  We are expecting to dispose of additional REO properties with an aggregate gross cost (carrying value), as of September 30, 2017, of approximately $302.0 million ($289.5 million) during the remainder of 2017 and 2018.  As of September 30, 2017, our real estate portfolio consisted of an aggregate gross cost (carrying value) of $399.7 million ($368.7 million), comprised of $217.2 million ($196.7 million) of office properties, $17.1 million ($13.3 million) of multifamily properties, $115.2 million ($109.4 million) of retail properties, $14.8 million ($13.9 million) of industrial properties, and $35.4 million ($35.4 million) of land.

During the three and nine months ended September 30, 2017, we recognized non-cash impairment charges related to certain real estate assets of $3.1 million and $92.0 million, respectively, as it was more likely than not we would dispose of the assets before the end of their previously estimated useful lives and a portion of our recorded investment in these assets was determined to not be recoverable.

During the three months ended September 30, 2017, we determined that three of our real estate properties would be sold at lower prices than previously expected. In addition, one of our real estate properties that was previously determined to be more likely than not to be disposed of before the end of its estimated useful life incurred capital expenditures, which led to additional impairment. As a result, the aggregate carrying value of these properties of $110.2 million was determined not to be fully recoverable, resulting in non-cash impairment charges totaling $3.0 million. After these non-cash impairment charges, these properties had an aggregate carrying value of $107.2 million. Additionally, based on an amendment to an executed contract for one of our real estate properties that was sold during the three months ended September 30, 2017, we recognized an impairment of $0.1 million.

As previously discussed, during the nine months ended September 30, 2017, we changed our investment approach on six of our real estate properties. These decisions to change our investment approach led to an expectation that the properties would be disposed of prior to the end of their useful life, which was concluded to be a triggering event requiring further analysis of the recoverability of these properties. The analysis indicated that the aggregate carrying value of these properties was determined not to be fully recoverable, resulting in non-cash impairment charges totaling $74.5 million.

In addition, during the nine months ended September 30, 2017, we also continued execution on plans to market certain assets that had been identified for disposal in previous periods. The remaining $14.4 million of non-cash impairment charges during the nine months ended September 30, 2017 related to eight of these other real estate assets, including one multifamily property, five office properties, and two land parcels and was recognized as a result of updated information obtained based upon purchase and sale agreements, letters of intent and broker opinions of value as these assets have progressed through different stages of the marketing and sales negotiation process.

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

During the three and nine months ended September 30, 2017, we incurred a non-cash loss on deconsolidation of properties of $4.7 million and $20.7 million, respectively, relating to an industrial real estate portfolio containing ten properties with carrying value of $82.5 million of investments in real estate and $81.9 million of related cross-collateralized non-recourse debt as of December 31, 2016. During the three and nine months ended September 30, 2017, the senior lender foreclosed on the mortgage liens encumbering three and eight of these industrial properties, respectively, and disposed of the properties through auction processes. These three and eight properties, respectively, including other assets, net of related liabilities, had an aggregate carrying value of $24.3 million and $67.7 million, respectively. Upon foreclosure, we derecognized these net assets and extinguished related debt of $19.6 million and $47.1 million, respectively, based on the proceeds received by and legal stipulations entered into with the senior lender with respect to the auctions. The difference between the net carrying value and the debt extinguished resulted in the non-cash loss noted above as full release of the remaining cross-collateralized non-recourse debt has not yet been received. The remaining two of these industrial properties have a carrying value of $13.9 million of investments in real estate and $34.9 million of related cross-collateralized non-recourse debt as of September 30, 2017.

During the three and nine months ended September 30, 2017, we incurred a non-cash gain on deconsolidation of properties of $0.7 million relating to a real estate portfolio containing two office and two industrial properties with a carrying value of $16.2 million and $17.7 million of related non-recourse debt as of December 31, 2016. During the three and nine months ended September 30, 2017, the senior lender foreclosed on the mortgage liens encumbering these four properties and disposed of the properties through an external foreclosure process. RAIT had no control or influence over the divestiture process. These four properties, including other assets, net of related liabilities, had an aggregate carrying value of $17.0 million. Upon foreclosure, we derecognized these net assets and extinguished related debt of $17.7 million based on the proceeds received by the senior lender at the foreclosure.

In November of 2017, the senior lender foreclosed on the mortgage lien encumbering one of the remaining properties from the ten property industrial portfolio discussed above that had a carrying value of $9.0 million.  As a result, the senior lender or its assignee/designee now owns this property, subject to any redemption rights that we have under applicable state law, if any

The table below describes certain characteristics of our REO Portfolio as of September 30, 2017 (dollars in thousands).  We invest in real estate properties, primarily multifamily properties, throughout the United States.

	Investments in Real Estate (1)	Average Physical Occupancy	Units/ Square Feet/ Acres	Number of Properties
Multifamily real estate properties	$17,118	94.1%	220	1
Office real estate properties	217,152	81.2%	2,276,876	8
Industrial real estate properties	14,816	100.0%	328,044	2
Retail real estate properties	115,182	69.7%	1,738,758	7
Parcels of land	35,406	N/A	12.7	6
Total	$399,674	—		24
(1)	Based on properties owned as of September 30, 2017.

The charts below describe the property types and the geographic breakdown of our investments in real estate as of September 30, 2017:

_________________

(1)	Based on gross cost.

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

As of September 30, 2017, we had sponsored five securitizations with varying amounts of retained or residual interests held by us which we consolidate in our financial statements as follows: RAIT I, RAIT II, RAIT 2015-FL5 Trust, or RAIT FL5, RAIT 2016-FL6 Trust, or RAIT-FL6 and RAIT 2017-FL7 Trust, or RAIT-FL7. We refer to RAIT FL5, RAIT FL6 and RAIT FL7 as the FL securitizations. We previously exercised our rights and unwound four other securitizations we had sponsored, RAIT 2013-FL1 Trust, or RAIT FL1, in 2015, RAIT 2014-FL2 Trust, or RAIT FL2, in 2016, RAIT 2014-FL3 Trust, or RAIT FL3, in April 2017, and RAIT 2015-FL4 Trust, or RAIT FL4, in September 2017. We originated substantially all the loans collateralizing RAIT I, RAIT II and the FL securitizations. We serve as the collateral manager, servicer and special servicer on RAIT I and RAIT II and as servicer and special servicer for each of the FL securitizations.  We are in the process of aggregating loans for our eighth floating-rate CMBS securitization.  No assurance can be given that we will be able to complete this transaction.

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

Securitization Performance. RAIT I and RAIT II contain interest coverage triggers, or IC triggers, and over collateralization triggers, or OC triggers, that must be met for us to receive our subordinated management fees and our lower-rated debt or residual equity returns. If the IC triggers or OC triggers are not met in a given period, then the cash flows are redirected from lower rated tranches and used to repay the principal amounts to the senior tranches of CDO notes payable. These conditions and the re-direction of cash flow continue until the triggers are met by curing the underlying payment defaults, paying down the CDO notes payable, or other actions permitted under the relevant securitization indenture. As of the most recent payment information, all applicable IC triggers and OC triggers continue to be met for RAIT I and RAIT II, and we continue to receive all our management fees, interest and residual returns from these securitizations. The FL securitizations do not have IC triggers and OC triggers.

Repayment of the loans collateralizing RAIT I and RAIT II outside their contractual maturities are expected to remain consistent with 2016 levels in the foreseeable future. In addition, we have 18 properties held for disposition with an aggregate gross cost of $302.0 million, and carrying value of $289.5 million, as of September 30, 2017.  The related indebtedness of these properties is expected to be repaid with the proceeds of any sales, which primarily includes paying down the most senior notes outstanding issued by RAIT I and RAIT II, as applicable. We continue to evaluate our real estate portfolio to identify other possible properties to sell as part of our previously disclosed capital recycling and debt reduction plan.  Because we own properties that are financed, in part, by loans collateralizing RAIT I and RAIT II, sales of our properties could result in a significant reduction of our securitization notes payable. These repayments have reduced our returns from these securitizations and we expect future repayments to continue to reduce these returns.  We currently expect the remaining loans collateralizing RAIT II to be substantially repaid or otherwise disposed of by the middle of 2018.  We continue to implement our new strategic direction to seek to replace these returns.

If the CDO notes issued by RAIT I and RAIT II have not been redeemed in full prior to the distribution date occurring in February 2018, in the case of RAIT I, and December 2017, in the case of RAIT II, then an auction of the collateral assets of RAIT I or RAIT II, as relevant, will be conducted by the relevant trustee periodically thereafter and, if certain conditions set forth in the relevant indenture are satisfied, such collateral assets will be sold at the auction and the relevant CDO notes will be redeemed, in whole, but not in part, on such distribution date. Five auctions for RAIT I and six auctions for RAIT II have been held but no sales occurred as not all of the conditions precedent were satisfied.

A summary of the investments in our consolidated securitizations as of the most recent payment information is as follows:

Our Legacy Securitizations

•

RAIT I—RAIT I has $500.8 million of total collateral at par value, of which $54.9 million is defaulted. The current overcollateralization, or OC, test is passing at 139.5% with an OC trigger of 116.2%. We currently own $46.1 million of the securities that were originally rated investment grade and $200.0 million of the non-investment grade securities issued by this securitization. We are currently receiving all distributions required by the terms of our retained interests in this securitization and are receiving all of our collateral management fees. We pledged $19.9 million of the securities we own issued by RAIT I as collateral for a senior secured note we issued.

•

RAIT II—RAIT II has $236.6 million of total collateral at par value, of which $18.5 million is defaulted. The current OC test is passing at 155.5% with an OC trigger of 111.7%. We currently own $89.9 million of the securities that were originally rated investment grade and $140.7 million of the non-investment grade securities issued by this securitization. We are currently receiving all distributions required by the terms of our retained interests in this securitization and are receiving all of our collateral management fees.

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

•

RAIT FL4—During third quarter of 2017, RAIT exercised its right to unwind RAIT 2015-FL4 Trust, or RAIT FL4, and satisfied the outstanding notes. We refinanced a majority of the $98.6 million of remaining loans through our warehouse financing arrangement. Loan repayments in RAIT FL4 decreased the efficiency of the securitization and by unwinding this securitization, we increased our returns on our remaining assets.

•

RAIT FL5—RAIT FL5 has $214.3 million of total collateral at par value, of which there is no collateral that is in default.  RAIT FL5 does not have OC triggers or IC triggers. RAIT FL5, has classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $153.5 million to investors.  A venture, in which we have retained a 60% interest, owns the less than investment grade classes of junior notes and the equity, or the retained interests, of RAIT FL5.  The less than investment grade classes of junior notes have an aggregate principal balance of $60.8 million.

•

RAIT FL6—RAIT FL6 has $161.5 million of total collateral at par value, none of which is in default. RAIT FL6 has classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $120.2 million to investors. In January 2017, we contributed our junior notes and equity of RAIT FL6 to a venture. The venture, in which we have retained a 60% interest, owns the less than investment grade classes of junior notes and the equity, or the retained interests, of RAIT FL6.  We received approximately $17.0 million of capital as a result of this contribution. The less than investment grade classes of junior notes have an aggregate principal balance of $41.3 million.

•

RAIT FL7— During the second quarter of 2017, we closed RAIT FL7. RAIT FL7 has $342.4 million of total collateral at par value, none of which is in default. RAIT FL7 does not have OC triggers or IC triggers. RAIT FL7, has classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $276.9 million to investors. We currently own the less than investment grade classes of junior notes, including a class with an aggregate principal balance of $65.5 million, and the equity, or the retained interests, of RAIT FL7.

Assets Under Management

Assets under management, or AUM, is an operating measure representing the total assets that we own or are managing for third parties. While not all AUM generates fee income, it is an important operating measure to gauge our asset growth, volume of originations, size and scale of our operations and our performance.

The table below summarizes our AUM as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	AUM as of September 30, 2017	AUM as of December 31, 2016
Commercial real estate portfolio (1)	$1,667,492	$2,159,152
Property management (2)	1,259,693	1,416,072
Total	$2,927,185	$3,575,224
(1)

As of September 30, 2017 and December 31, 2016, our commercial real estate portfolio was comprised of $269.1 million and $411.7 million, respectively, of assets collateralizing RAIT I and RAIT II; $718.2 million and $789.4 million, respectively, of assets collateralizing our floating rate securitizations; $399.7 million and $854.6 million, respectively, of investments in real estate; and $280.5 million and $103.4 million, respectively, of commercial mortgage loans, mezzanine loans and preferred equity interests that were not securitized.

(2)	Urban Retail provides management and/or leasing services to 52 properties with 12,159,672 square feet in 18 states as of September 30, 2017.

Results of Operations

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

The following table sets forth information regarding our consolidated results of operations for the three months ended September 30, 2017 and 2016.

	For the Three Months Ended September 30,
	2017	2016	$ Variance	% Variance
Revenue:
Investment interest income	$18,115	$20,189	$(2,074)	-10%
Investment interest expense	(10,236)	(8,512)	(1,724)	20%
Net interest margin	7,879	11,677	(3,798)	-33%
Property income	15,012	29,614	(14,602)	-49%
Fee and other income	1,712	1,946	(234)	-12%
Total revenue	24,603	43,237	(18,634)	-43%
Expenses:
Interest expense	8,656	13,298	(4,642)	-35%
Real estate operating expense	8,313	14,635	(6,322)	-43%
Property management expenses	1,908	2,226	(318)	-14%
General and administrative expenses:
Compensation expense	3,194	4,675	(1,481)	-32%
General and administrative expense	3,233	3,052	181	6%
Total general and administrative expenses	6,427	7,727	(1,300)	-17%
Acquisition and integration expenses	57	197	(140)	-71%
Provision for loan losses	5,516	1,533	3,983	260%
Depreciation and amortization expense	6,139	11,466	(5,327)	-46%
Shareholder activism expenses	155	-	155	N/M
Employee separation expenses	575	-	575	N/M
Total expenses	37,746	51,082	(13,336)	-26%
Operating (Loss) Income	(13,143)	(7,845)	(5,298)	68%
Interest and other income (expense), net	283	(70)	353	-504%
Gains (losses) on assets	30	18,194	(18,164)	-100%
Gains (losses) on deconsolidation of properties	(4,035)	-	(4,035)	N/M
Gains (losses) on extinguishments of debt	(644)	(6)	(638)	10633%
Asset impairment	(3,121)	(18,872)	15,751	-83%
Goodwill impairment	-	-	-	N/M
Change in fair value of financial instruments	4,753	(1,375)	6,128	-446%
Income (loss) before taxes	(15,877)	(9,974)	(5,903)	59%
Income tax benefit (provision)	34	15,302	(15,268)	-100%
Income from continuing operations	(15,843)	5,328	(21,171)	-397%
Discontinued operations:
Income (loss) from discontinued operations	-	4,112	(4,112)	-100%
Net income (loss)	(15,843)	9,440	(25,283)	-268%
(Income) loss allocated to preferred shares	(8,387)	(8,715)	328	-4%
(Income) loss allocated to noncontrolling interests	-	(729)	729	-100%
Net income (loss) allocable to common shares	$(24,230)	$(4)	$(24,226)	605650%

Revenue

Net interest margin. Net interest margin decreased $3.8 million, or 33%, to $7.9 million for the three months ended September 30, 2017 from $11.7 million for the three months ended September 30, 2016. Investment interest income decreased as a result of $494.1 million of loan repayments since October 1, 2016, partially offset by $441.8 million of loan originations for the same period. Investment interest expense increased due to the November 2016 issuance of $211.5 million of indebtedness in RAIT FL6 and the January 2017 issuance of $16.5 million of other indebtedness related to our venture which holds the junior notes in RAIT FL6, partially offset by repayment of indebtedness secured by our loans.

Property income. Property income decreased $14.6 million to $15.0 million for the three months ended September 30, 2017 from $29.6 million for the three months ended September 30, 2016. The decrease is primarily attributable to the disposal of 24 properties since October 1, 2016, partially offset by the acquisition of 2 properties during the same period.

Fee and other income. Fee and other income decreased $0.2 million to $1.7 million for the three months ended September 30, 2017 from $1.9 million for the three months ended September 30, 2016. The decrease is primarily attributable to lower property management fees earned by our retail property management subsidiary.

Expenses

Interest expense. Interest expense decreased $4.6 million, or 35%, to $8.7 million for the three months ended September 30, 2017 from $13.3 million for the three months ended September 30, 2016. The decrease is attributable to $50.5 million of recourse debt reductions since October 1, 2016 and $122.5 million of repayments of indebtedness related to property dispositions.

Real estate operating expense. Real estate operating expense decreased $6.3 million, or 43%, to $8.3 million for the three months ended September 30, 2017 from $14.6 million for the three months ended September 30, 2016. The decrease is primarily attributable to the disposal of 24 properties since October 1, 2016, partially offset by the acquisition of 2 properties during the same period.

Property management expense. Property management expense decreased $0.3 million, or 14%, to $1.9 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Compensation expense. Compensation expense decreased $1.5 million to $3.2 million for the three months ended September 30, 2017 from $4.7 million for the three months ended September 30, 2016.  The primary driver of the decrease was a decrease in the number of employees.

General and administrative expense. General and administrative expense increased $0.1 million to $3.2 million for the three months ended September 30, 2017 from $3.1 million for the three months ended September 30, 2016.

Acquisition expense. Acquisition expense decreased $0.1 million for the three months ended September 30, 2017 to $0.1 million compared to the three months ended September 30, 2016.

Provision for loan losses. Provision for loan losses increased $4.0 million to $5.5 million for the three months ended September 30, 2017 from $1.5 million for the three months ended September 30, 2016.  During the three months ended September 30, 2017, the increase in the provision for loan losses was related to legacy loans and was primarily driven by two loans where the property experienced unfavorable events during the period, which resulted in probable, incurred losses.

Depreciation and amortization expense. Depreciation and amortization expense decreased $5.4 million, or 46%, to $6.1 million for the three months ended September 30, 2017 from $11.5 million for the three months ended September 30, 2016. The decrease is primarily attributable to the disposal of 24 properties since October 1, 2016, partially offset by the acquisition of 2 properties during the same period.

Shareholder activism expenses. During the three months ended September 30, 2017, we incurred $0.2 million of additional expenses related to shareholder activism.

Employee separation expenses. During the three months ended September 30, 2017, we incurred a one-time $0.6 million expense related to the settlement agreement with Paul W. Kopsky, Jr.

Other income (expense)

Gains (losses) on assets. During the three months ended September 30, 2017 the sale of one multifamily property and two retail properties resulted in gains of $0.03 million.

Gains (losses) on deconsolidation of properties. During the three months ended September 30, 2017, we incurred a non-cash loss on deconsolidation of properties of $4.7 million relating to an industrial real estate portfolio which contained ten properties with a carrying value of $82.5 million and $81.9 million of related non-recourse debt as of December 31, 2016. During the three months ended September 30, 2017, the senior lender foreclosed on the mortgage liens encumbering three of these industrial properties that had an aggregate carrying value of $24.3 million as well as $0.03 million of intangible and other assets, net of accrued expenses and other liabilities, and $19.6 million of related non-recourse indebtedness as well as certain other assets and other liabilities.  As a partial offset to the loss, we incurred a non-cash gain on deconsolidation of properties of $0.7 million related to a four-property industrial/office real estate portfolio with a carrying value of $17.6 million and $18.3 million of related non-recourse debt. The properties were sold in a foreclosure auction initiated by the senior lender.

Gains (losses) on extinguishment of debt. During the three months ended September 30, 2017, we recognized losses of $0.6 million on the extinguishment of our indebtedness, primarily due to the write-off of the unamortized deferred financing costs associated with the indebtedness.

Asset impairment. During the three months ended September 30, 2017, we recognized non-cash asset impairment charges of $3.1 million, which was primarily related to certain real estate assets where it was more likely than not that we would dispose of the assets before the end of their previously estimated useful lives and a portion of our recorded investment in these assets was determined to not be recoverable.

Change in fair value of financial instruments. During the three months ended September 30, 2017, the change in fair value of financial instruments increased our net income by $4.8 million. The fair value adjustments we recorded were as follows (dollars in thousands):

Description	For the Three Months Ended September 30, 2017	For the Three Months Ended September 30, 2016
Change in fair value of junior subordinated notes	$3,270	$(735)
Change in fair value of derivatives	(17)	160
Change in fair value of warrants and investor SARs	1,500	(800)
Change in fair value of financial instruments	$4,753	$(1,375)

The changes in the fair value for the junior subordinated notes for which the fair value option was elected for the three months ended September 30, 2017 and 2016 was primarily attributable to changes in interest rates and instrument specific credit risks. The changes in the fair value of derivatives for the three months ended September 30, 2017 and 2016 was primarily attributable to changes in interest rates. The changes in the fair value of the warrants and investor SARs for the three months ended September 30, 2017 and 2016 was primarily attributable to changes in the reference stock price and volatility.

Income tax benefit (provision). During the three months ended September 30, 2017, the income tax provision related to insignificant activities occurring in our TRS entities during the period.

Income (loss) from discontinued operations. During the three months ended September 30, 2016, income (loss) from discontinued operations reflected recurring activity from our discontinued operations.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

The following table sets forth information regarding our consolidated results of operations for the nine months ended September 30, 2017 and 2016.

	For the Nine Months Ended September 30,
	2017	2016	$ Variance	% Variance
Revenue:
Investment interest income	$50,647	$69,510	$(18,863)	-27%
Investment interest expense	(30,555)	(26,957)	(3,598)	13%
Net interest margin	20,092	42,553	(22,461)	-53%
Property income	52,023	89,335	(37,312)	-42%
Fee and other income	4,904	5,974	(1,070)	-18%
Total revenue	77,019	137,862	(60,843)	-44%
Expenses:
Interest expense	27,682	43,135	(15,453)	-36%
Real estate operating expense	28,456	43,810	(15,354)	-35%
Property management expenses	6,772	7,239	(467)	-6%
General and administrative expenses:
Compensation expense	10,210	12,162	(1,952)	-16%
General and administrative expense	8,627	9,973	(1,346)	-13%
Total general and administrative expenses	18,837	22,135	(3,298)	-15%
Acquisition and integration expenses	296	376	(80)	-21%
Provision for loan losses	27,914	4,202	23,712	564%
Depreciation and amortization expense	23,712	39,273	(15,561)	-40%
IRT internalization and management transition expenses	736	-	736	N/M
Shareholder activism expenses	2,464	-	2,464	N/M
Employee separation expenses	575	-	575	N/M
Total expenses	137,444	160,170	(22,726)	-14%
Operating (Loss) Income	(60,425)	(22,308)	(38,117)	171%
Interest and other income (expense), net	144	30	114	380%
Gains (losses) on assets	22,795	23,811	(1,016)	-4%
Gains (losses) on deconsolidation of properties	(19,982)	-	(19,982)	N/M
Gains (losses) on extinguishments of debt	944	998	(54)	-5%
Asset impairment	(96,354)	(26,658)	(69,696)	261%
Goodwill impairment	(8,342)	-	(8,342)	N/M
Change in fair value of financial instruments	6,693	(7,055)	13,748	-195%
Income (loss) before taxes	(154,527)	(31,182)	(123,345)	396%
Income tax benefit (provision)	261	18,051	(17,790)	-99%
Income from continuing operations	(154,266)	(13,131)	(141,135)	1075%
Discontinued operations:
Income (loss) from discontinued operations	-	38,473	(38,473)	-100%
Net income (loss)	(154,266)	25,342	(179,608)	-709%
(Income) loss allocated to preferred shares	(25,730)	(25,850)	120	0%
(Income) loss allocated to noncontrolling interests	(76)	(24,920)	24,844	-100%
Net income (loss) allocable to common shares	$(180,072)	$(25,428)	$(154,644)	608%

Revenue

Net interest margin. Net interest margin decreased $22.5 million, or 53%, to $20.1 million for the nine months ended September 30, 2017 from $42.6 million for the nine months ended September 30, 2016. Investment interest income decreased $18.9 million as a result of a 15% decrease in the average investments in loans. Investment interest expense increased $1.9 million due to the November 2016 issuance of $211.5 million of indebtedness in RAIT FL6 and the January 2017 issuance of $16.5 million of other indebtedness related to our venture which holds the junior notes in RAIT FL6, partially offset by repayment of indebtedness secured by our loans.

Property income. Property income decreased $37.3 million to $52.0 million for the nine months ended September 30, 2017 from $89.3 million for the nine months ended September 30, 2016. The decrease is primarily attributable to the disposal of 24 properties since October 1, 2016 partially offset by the acquisition of 2 properties during the same period.

Fee and other income. Fee and other income decreased $1.1 million to $4.9 million for the nine months ended September 30, 2017 from $6.0 million for the nine months ended September 30, 2016. The decrease is primarily attributable to lower property management fees earned by our retail property management subsidiary.

Expenses

Interest expense. Interest expense decreased $15.4 million, or 36%, to $27.7 million for the nine months ended September 30, 2017 from $43.1 million for the nine months ended September 30, 2016. The decrease is attributable to $50.5 million of recourse debt reductions since July 1, 2016 and $122.5 million of repayments of indebtedness related to property dispositions.

Real estate operating expense. Real estate operating expense decreased $15.3 million to $28.5 million for nine months ended September 30, 2017 from $43.8 million for the nine months ended September 30, 2016. The decrease is primarily attributable to the disposal of 24 properties since July 1, 2016, partially offset by the acquisition of 2 properties during the same period.

Compensation expense. Compensation expense decreased $2.0 million to $10.2 million for the nine months ended September 30, 2017 from $12.2 million for the nine months ended September 30, 2016. The primary driver of the decrease was a decrease in the number of employees.

General and administrative expense. General and administrative expense decreased $1.4 million to $8.6 million for the nine months ended September 30, 2017 from $10.0 million for the nine months ended September 30, 2016. This decrease is primarily due to decreases across multiple types of general and administrative expenses as part of our strategic transformation and simpler business model.

Acquisition expense. Acquisition expense decreased to $0.3 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Provision for loan losses. Provision for loan losses increased $23.7 million to $27.9 million for the nine months ended September 30, 2017 from $4.2 million for the nine months ended September 30, 2016. During the nine months ended September 30, 2017, the provision for loan losses was related to loans originated prior to 2010 and was primarily driven by seven loans where the borrower and/or property experienced an unfavorable event or events during the period, which resulted in probable, incurred losses.

Depreciation and amortization expense. Depreciation and amortization expense decreased $15.6 million to $23.7 million for the nine months ended September 30, 2017 from $39.3 million for the nine months ended September 30, 2016. The decrease is primarily attributable to the disposal of 24 properties since October 1, 2016, partially offset by the acquisition of 2 properties during the same period.

Other income (expense)

Gains (losses) on assets. During nine months ended September 30, 2017 five multifamily properties, four office properties, three retail properties and one parcel of land were sold resulting in gains of $19.7 million. A $3.1 million gain was also recognized during the nine months ended September 30, 2017 relating to the sale of a multifamily property that occurred during the second quarter of 2015. The gain was deferred as the buyer’s initial investment was insufficient. As our loan, which financed the buyer’s acquisition of this property from us, was paid off during the nine months ended September 30, 2017, we recognized the $3.1 million deferred gain.

Gains (losses) on deconsolidation of properties. During the nine months ended September 30, 2017, we incurred a non-cash loss on deconsolidation of properties of $20.6 million relating to an industrial real estate portfolio which contained ten properties with a carrying value of $82.5 million and $81.9 million of related non-recourse debt as of December 31, 2016. During the nine months ended September 30, 2017, the senior lender foreclosed on the mortgage liens encumbering eight of these industrial properties that had an aggregate carrying value of $67.4 million as well as $0.3 million of intangible and other assets, net of accrued expenses and other liabilities, and $47.1 million of related non-recourse indebtedness as well as certain other assets and other liabilities.  As a partial offset to the loss, during the nine months ended September 30, 2017, we incurred a non-cash gain on deconsolidation of properties of $0.7 million related to a four-property industrial/office real estate portfolio with a carrying value of $17.6 million and $18.3 million of related non-recourse debt. The properties were sold in a foreclosure auction initiated by the senior lender.

Gains (losses) on extinguishment of debt. During the nine months ended September 30, 2017, we recognized a gain on extinguishment of debt of $0.9 million. This includes a $4.1 million gain on the extinguishment of the mortgage indebtedness of two of our multifamily properties upon their sale as they were sold for less than their outstanding indebtedness and the outstanding indebtedness has been satisfied. This was offset by a loss on the extinguishment of debt of $2.5 million related to repurchases of our indebtedness, primarily driven by the write-off of the unamortized deferred financing costs associated with the indebtedness.

Asset impairment. During the nine months ended September 30, 2017, we recognized non-cash asset impairment charges of $96.4 million, which was primarily related to real estate assets where it was more likely than not we would dispose of the assets before the end of their previously estimated useful lives and a portion of our recorded investment in these assets was determined to not be recoverable.

Goodwill impairment. During the nine months ended September 30, 2017 we recognized a non-cash impairment charge related to goodwill of $8.3 million as our retail property manager has experienced declining profitability, which has been a product of the current challenges facing the retail property sector.

Change in fair value of financial instruments. During the nine months ended September 30, 2017, the change in fair value of financial instruments increased our net income by $6.7 million. The fair value adjustments we recorded were as follows (dollars in thousands):

Description	For the Nine Months Ended September 30, 2017	For the Nine Months Ended September 30, 2016
Change in fair value of junior subordinated notes	$2,568	$(1,020)
Change in fair value of derivatives	(275)	(2,135)
Change in fair value of warrants and investor SARs	4,400	(3,900)
Change in fair value of financial instruments	$6,693	$(7,055)

The changes in the fair value for the junior subordinated notes for which the fair value option was elected for the nine months ended September 30, 2017 and 2016 was primarily attributable to changes in interest rates and instrument specific credit risks. The changes in the fair value of derivatives for the nine months ended September 30, 2017 and 2016 was primarily attributable to changes in interest rates. The changes in the fair value of the warrants and investor SARs for the nine months ended September 30, 2017 and 2016 was primarily attributable to changes in the reference stock price and volatility.

Income tax benefit (provision). During the nine months ended September 30, 2017, the income tax benefit was driven by a reversal of the current income tax liability accrued as of December 31, 2016 as a result of updating our projections for 2017.

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

Set forth below is a reconciliation of CAD to net income (loss) allocable to common shares for the three months ended September 30, 2017 and 2016 (dollars in thousands, except share information):

	For the Three Months Ended September 30, 2017		For the Three Months Ended September 30, 2016
	Amount	Per Share (1)	Amount	Per Share (2)
Cash Available for Distribution:
Net income (loss) allocable to common shares	$(24,230)	$(0.26)	$(4)	$—
Adjustments:
Depreciation and amortization expense	6,139	0.07	11,466	0.13
Change in fair value of financial instruments	(4,753)	(0.05)	1,375	0.02
(Gains) losses on assets	(30)	-	(18,194)	(0.20)
(Gains) losses on deconsolidation of properties	4,035	0.04	—	—
(Gains) losses on extinguishments of debt	644	0.01	6	—
Deferred income tax (benefit) provision	—	—	(15,249)	(0.17)
Straight-line rental adjustments	(463)	(0.01)	(622)	(0.01)
Share-based compensation	779	0.01	819	0.01
Acquisition and integration expenses	57	-	197	—
Origination fees and other deferred items	6,490	0.07	8,535	0.09
Provision for losses	5,516	0.06	1,533	0.02
IRT internalization and management transition expenses	—	—	—	—
Shareholder activism expenses	155	—	—	—
Employee separation expenses	575	0.01	—	—
Asset impairment	3,121	0.03	18,872	0.21
Net expenses associated with deconsolidated properties	689	0.01	—	—
Discontinued operations and noncontrolling interest effect of certain adjustments	—	—	1,885	0.02
Cash Available for Distribution	$(1,276)	$(0.01)	$10,619	$0.12
(1)	Based on 91,559,636 weighted-average shares outstanding for the three months ended September 30, 2017.
(2)	Based on 91,201,784 weighted-average shares outstanding for the three months ended September 30, 2016.

Set forth below is a reconciliation of CAD to net income (loss) allocable to common shares for the nine months ended September 30, 2017 and 2016 (dollars in thousands, except share information):

	For the Nine Months Ended September 30, 2017		For the Nine Months Ended September 30, 2016
	Amount	Per Share (2)	Amount	Per Share (3)
Cash Available for Distribution (1):
Net income (loss) allocable to common shares	$(180,072)	$(1.97)	$(25,428)	$(0.28)
Adjustments:
Depreciation and amortization expense	23,712	0.26	39,273	0.43
Change in fair value of financial instruments	(6,693)	(0.07)	7,055	0.08
(Gains) losses on assets	(22,795)	(0.25)	(23,811)	(0.26)
(Gains) losses on deconsolidation of properties	19,982	0.22	—	—
(Gains) losses on extinguishment of debt	(944)	(0.01)	(998)	(0.01)
Deferred income tax (benefit) provision	22	—	(18,090)	(0.20)
Straight-line rental adjustments	(286)	—	(1,182)	(0.01)
Share-based compensation	1,833	0.02	2,841	0.03
Acquisition and integration expenses	296	—	376	—
Origination fees and other deferred items	26,654	0.29	21,377	0.23
Provision for losses	27,914	0.30	4,202	0.05
IRT internalization and management transition expenses	736	0.01	—	—
Shareholder activism expenses	2,464	0.03	—	—
Employee separation expenses	575	0.01	—	—
Asset impairment	96,354	1.05	26,658	0.29
Goodwill impairment	8,342	0.09	—	—
Net expenses associated with deconsolidated properties	2,037	0.02	—	—
Discontinued operations and noncontrolling interest effect of certain adjustments	—	—	1,762	0.02
Cash Available for Distribution	$131	—	$34,035	$0.37
(1)

For the nine months ended September 30, 2017, CAD includes the non-cash effect of a $3.6 million write-off of accrued interest receivable related to a loan that was determined to be impaired during the period.  CAD would have been $3.7 million or $0.04 per share without the effect of this non-cash write-off

(2)	Based on 91,438,884 weighted-average shares outstanding for the nine months ended September 30, 2017.
(3)	Based on 91,137,041 weighted-average shares outstanding for the nine months ended September 30, 2016.

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

Set forth below is a reconciliation of FFO to net income (loss) allocable to common shares for the three months ended September 30, 2017 and 2016 (dollars in thousands, except share information):

	For the Three Months Ended September 30, 2017		For the Three Months Ended September 30, 2016
	Amount	Per Share (1)	Amount	Per Share (2)
Funds From Operations:
Net income (loss) allocable to common shares	$(24,230)	$(0.26)	$(4)	$—
Adjustments:
Real estate depreciation and amortization	4,657	0.05	8,884	0.10
(Gains) losses on the sale of real estate	(30)	—	(18,194)	(0.20)
Asset impairment	3,121	0.03	18,872	0.21
Adjustments related to discontinued operations	—	-	1,195	0.01
Funds From Operations allocable to common shares	$(16,482)	$(0.18)	$10,753	$0.12

(1)	Based on 91,559,636 weighted-average shares outstanding for the three months ended September 30, 2017.
(2)	Based on 91,201,784 weighted-average shares outstanding for the three months ended September 30, 2016.

Set forth below is a reconciliation of FFO to net income (loss) allocable to common shares for the nine months ended September 30, 2017 and 2016 (dollars in thousands, except share information):

	For the Nine Months Ended September 30, 2017		For the Nine Months Ended September 30, 2016
	Amount	Per Share (1)	Amount	Per Share (2)
Funds From Operations:
Net income (loss) allocable to common shares	$(180,072)	$(1.97)	$(25,428)	$(0.28)
Adjustments:
Real estate depreciation and amortization	17,171	0.19	28,539	0.32
(Gains) losses on the sale of real estate	(22,795)	(0.26)	(24,301)	(0.27)
Asset impairment	91,989	1.01	26,658	0.29
Adjustments related to discontinued operations	-	-	(1,322)	(0.01)
Funds From Operations allocable to common shares	$(93,707)	$(1.02)	$4,146	$0.05
(1)	Based on 91,438,884 weighted-average shares outstanding for the nine months ended September 30, 2017.
(2)	Based on 91,137,041 weighted-average shares outstanding for the nine months ended September 30, 2016.

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

Our primary cash requirements are as follows:

•	to make investments and fund the associated costs;
•	to repay, repurchase or redeem our indebtedness;
•	to pay our expenses, including compensation to our employees;
•	to pay U.S. federal, state, and local taxes of our taxable REIT subsidiaries; and
•	to distribute a minimum of 90% of our REIT taxable income and to make investments in a manner that enables us to maintain our qualification as a REIT.

We intend to meet these liquidity requirements primarily through the following:

•	the use of our cash and cash equivalent balances of $46.0 million as of September 30, 2017;
•	cash generated from operating activities, including net investment income from our investment portfolio, and fee income generated by our commercial real estate platform;
•	cash generated from distributions on our retained interests we hold related to RAIT I and RAIT II;

•	proceeds from the sales of assets;
•	proceeds from future borrowings, including our secured warehouse facilities and loan participations;
•	proceeds from alternative sources of financing, such as joint ventures or sales of our retained interests in securitizations we sponsor; and
•	proceeds from future offerings of our securities, which may include those through our DRSPP and ATM programs.

As previously disclosed, RAIT is currently engaged in (A) effectuating a strategic transformation into a pure play commercial real estate lender, which includes, among other things, concentrating our business on our core middle-market CRE lending business, divesting our legacy owned real estate portfolio, divesting our commercial property management business and reducing our total expense base; (B) exploring and evaluating strategic and financial alternatives including, without limitation, refinements of our operations or strategy, financial transactions, such as a recapitalization or other changes to our capital structure and/or strategic transactions, such as a sale of all or part of RAIT; and (C) seeking to undertake one or more options in an effort to cure RAIT’s non-compliance with the continued listing standard set forth under Rule 802.01C of the NYSE Listed Company Manual.  In furtherance of these matters: (i) RAIT originated $375.3 million of loans during the nine-month period ended September 30, 2017, (ii) RAIT sold $594.4 million and divested another $92.3 million of our properties and reduced $571.8 million of related indebtedness from January 1, 2016 through the filing of this report, (iii) RAIT reduced total recourse debt, excluding RAIT’s secured warehouse facilities, by $115.8 million from January 1, 2016 through the filing of this report, and (iv) the special committee of RAIT’s board of trustees has received expressions of interest from, and discussions are advancing with, multiple parties with respect to a potential strategic transaction involving RAIT.

Due to the inherent risks, unknown results and significant uncertainties associated with each of these matters and the direct correlation between these matters and RAIT’s financial obligations that may arise over the next twelve months and RAIT’s performance going forward, there can be no assurance that RAIT will be able to meet its obligations arising within one year of the date of issuance of these financial statements within the parameters set forth in the applicable accounting guidance.  RAIT’s ability to satisfy its obligations, excluding any obligations that may arise with respect to RAITs non-compliance with the continued listing standards of the NYSE (which are further discussed below), arising over the next twelve months, including RAIT’s ability to satisfy any put option exercised by the holders of the 4.0% convertible senior notes and maintaining compliance with its debt covenants depends, in part, on management’s ability to continue to successfully divest RAIT of the majority of RAIT’s remaining real estate assets releasing cash from those sales and/or distributions on our retained interests in our RAIT I and RAIT II securitizations, to continue to control costs, to sell certain loans, to continue to receive repayments of loans as they become due, and to control new investment activity, if and as needed.  While controlling costs and new investment activities are within management’s control, management recognizes that selling real estate assets, selling loans and the timing of loan repayments involve performance by third parties.  Management believes that its course of performance generating liquidity from, among other things, the sale by RAIT of real estate assets, which includes the sale of $594.4 million of real estate assets since January 1, 2016, demonstrates its ability to generate liquidity through its currently approved plans.  Based on its currently approved plans, management expects to generate approximately $200 million of liquidity over the next twelve months from, among other things, the sale of a majority of RAIT’s remaining real estate assets which will release cash from those sales and/or distributions on our retained interests in our RAIT I and RAIT II securitizations, to sell certain loans, to continue to receive repayments of loans as they become due, and to execute on our plans to complete future floating rate securitizations.  While management’s currently approved plans have not yet met the probable threshold required under the accounting guidance to conclude that the plans will alleviate the conditions that initially indicated RAIT will be unable to meet its obligations as they become due over the next twelve months, management believes that its course of performance, notwithstanding the other factors described above, provide a reasonable basis to conclude that it expects to be able to generate sufficient liquidity over the next twelve months to meet RAIT’s obligations as they become due.  In making this determination with regard to its plans, management considered, among other things, stressed sale scenarios in which the proceeds received from the sale of its real estate assets and the sale of its loans were for prices that are less than the carrying amounts or fair values of those assets.  Management believes this is an essential element in this determination because management recognizes that components of its plan rely on the occurrence of events that are not solely within management’s control but are made more likely by selling assets at less than their carrying amounts or fair values.

As discussed above, effective September 21, 2017, RAIT received written notification, or the NYSE notice, from the New York Stock Exchange, or the NYSE, that RAIT was not in compliance with an NYSE continued listing standard because the average closing price of RAIT’s common shares fell below $1.00 over a consecutive 30 trading-day period ending September 15, 2017.  If RAIT’s common shares ultimately were to be delisted from the NYSE for any reason, it could have material adverse consequences on RAIT’s ability to meet its obligations arising within one year of the date of issuance of these financial statements, including, among others: triggering the right of holders of RAIT’s senior secured notes and RAIT’s convertible notes to require us to repurchase their notes and could trigger non-compliance with covenants applicable to RAIT’s series D preferred shares.  If RAIT failed to repay any senior secured notes or convertible notes for which the holders exercised repurchase rights, it could trigger cross defaults under, and ultimately the acceleration of, other RAIT indebtedness.

Cash Flows

As of September 30, 2017, and September 30, 2016, we maintained cash and cash equivalents of approximately $46.0 million and $36.0 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Nine Months Ended September 30,
	2017	2016
Cash flow from operating activities	$10,853	$98,998
Cash flow from investing activities	224,611	357,923
Cash flow from financing activities	(299,976)	(517,388)
Net change in cash and cash equivalents	(64,512)	(60,467)
Net change in cash and cash equivalents from discontinued operations	—	8,905
Cash and cash equivalents at beginning of period	110,531	87,581
Cash and cash equivalents at end of period	$46,019	$36,019

Cash flow from operating activities for the nine months ended September 30, 2017, as compared to the same period in 2016, decreased $88.1 million primarily due to the effects of real estate asset sales, which has led to reduced property income, and loan payoffs exceeding new loan originations, which has led to reduced net interest margin.

The cash inflow for investing activities for the nine months ended September 30, 2017 was primarily due to proceeds from the disposition of real estate of $165.6 million as well as loan repayments of $384.6 million outpacing new investments in loans of $370.0. The cash inflow for investing activities for the nine months ended September 30, 2016 was substantially due to proceeds from property dispositions of $212.6 million as well as loan repayments of $308.3 million outpacing new investments in loans of $82.4 million.

The cash outflow from our financing activities during the nine months ended September 30, 2017 was primarily due to repayments and repurchases of indebtedness of $633.3 million and distributions to shareholders of $40.9 million exceeding proceeds from the issuance of indebtedness of $293.9 million and proceeds of $97.5 related to conduit loan purchase agreements.  The cash outflow from our financing activities during the nine months ended September 30, 2016 was primarily due to repayments and repurchases of indebtedness of $763.1 million and distributions to shareholders and noncontrolling interests of $70.8 million exceeding proceeds from the issuance of indebtedness of $246.8 million.

As a REIT, we evaluate our dividend coverage based on our cash flow from operating activities, excluding acquisition and integration expenses, the origination and sale of conduit loans, and changes in assets and liabilities. During the nine months ended September 30, 2017, we paid distributions to our preferred shareholders, common shareholders, and non-controlling interests of $42.6 million and generated cash flows from operating activities, before acquisition expenses, origination and sale of conduit loans, and changes in assets and liabilities of $5.1 million.  The excess distributions were funded through cash flows from previously available cash and the disposition of real estate assets, which is included in cash flows from investing activities in the consolidated statement of cash flows and totaled $165.6 million for the nine months ended September 30, 2017.

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

Off-Balance Sheet Arrangements and Commitments

There have been no material changes in off-balance sheet arrangements or commitments during the three and nine months ended September 30, 2017 from the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

There have been no material changes in quantitative and qualitative market risks during the nine months ended September 30, 2017 from the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our interim chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision of our chief executive officer and interim chief financial officer and with the participation of our disclosure committee, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our chief executive officer and interim chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting or in other factors during the quarter ended September 30, 2017, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

General

We are involved from time to time in litigation on various matters, including disputes with tenants of owned properties, disputes arising out of agreements to purchase or sell properties, disputes arising out of our loan portfolio, negligence, and similar tort claims related to owned properties or employment related disputes. Given the nature of our business activities, these lawsuits are considered routine to the conduct of our business. The result of any particular lawsuit cannot be predicted, because of the very nature of litigation, the litigation process and its adversarial nature, and the jury system. We do not expect that the liabilities, if any, that may ultimately result from such routine legal actions will have a material adverse effect on our consolidated financial position, results of operations or cash flows, except as described below.

RAIT Preferred Funding II, Ltd. v. CWCapital Asset Management LLC, et al.–Index No. 651729/2016 (Sup. Ct. N.Y.)

On September 20, 2017, RAIT Preferred Funding II, Ltd., or RAIT II, filed an amended complaint against CWCapital Asset Management, LLC, or CWCapital, Wells Fargo Bank N.A., or Wells Fargo, and U.S. Bank N.A., or U.S. Bank. This action concerns a loan, or the mortgage loan, to a non-party borrower, or the borrower, in 2007.  RAIT II has purchased $18,500,000 of the mortgage loan for which it holds a promissory note, or note B.  U.S. Bank is the trustee for a securitization trust that purchased the remaining $190,000,000 of the mortgage loan and for which it also holds a promissory note, or note A.  CWCapital is the special servicer and Wells Fargo is the master servicer for the mortgage loan (including note A and note B).  The parties’ rights and obligations are governed by, among other things, a pooling and servicing agreement and a co-lender agreement. CWCapital has alleged that the mortgage loan was repaid in May of 2017, but RAIT II was not entitled to receive any payoff of principal under note B pursuant to the subordination and other provisions of the co-lender agreement.  In the amended complaint, RAIT II alleges, among other things, that the defendants breached certain of its obligations under the operative documents and RAIT should have received, among other things, all of its $18.5 million principal under note B.  On October 11, 2017, CWCapital and U.S. Bank moved to dismiss the amended complaint.  Wells Fargo’s motion to dismiss is due on November 13, 2017.  RAIT II expects to file its opposition on November 27, 2017, and the Court will hold a hearing on the motions on December 11, 2017.  The proceedings are still in the initial stages and we intend to vigorously pursue the matter.

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

As RAIT continues to move forward with its strategy to transform itself into a more focused, cost-efficient and lower leveraged company concentrated on its core commercial real estate lending business, it intends to divest itself of various assets not related to its core commercial real estate lending business. Assets expected to be divested include RAIT’s legacy REO portfolio and its retail property management business. As RAIT identifies assets for divestment, RAIT may be required to record non-cash asset impairment charges which may be material. For the quarter ended September 30, 2017, RAIT incurred non-cash asset impairment charges of $3.1 million primarily related to the carrying value of certain legacy properties as well as a reduction in the carrying value of RAIT’s retail property management business, reflective of the challenging retail environment. If RAIT needs to recognize further asset impairment charges in future quarters, such charges, while non-cash in nature, could materially and adversely impact our ability to maintain a required ratio or meet a required test set forth in our debt instruments.

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

Management does not believe, based on RAIT’s own diligence and after consultation with RAIT’s outside legal counsel, that any events of default have occurred under the indentures, instruments and other agreements that govern our current indebtedness, nor do we believe that any cross-defaults have occurred thereunder or that acceleration of any of our indebtedness has occurred, including due to (a) our recently announced financial results, (b) the non-cash asset impairment charges RAIT recorded for the quarter ended September 30, 2017, (c) our on-going strategic transformation and the divestitures contemplated thereby of assets unrelated to our core commercial real estate lending business, or (d) other publicly-disclosed recent developments related to RAIT. However, there can be no assurance that the lenders under our indentures or any other instruments or agreements governing our current or future indebtedness will not assert that any recent developments, alone or in combination with future developments, give rise to an event of default under such indentures, instruments or other agreements. If an event of default were to be asserted and/or if an event of default was ultimately deemed to have occurred, RAIT's liquidity, financial condition, results of operations and future prospects could be materially and adversely impacted.

If we fail to regain and maintain compliance with the continued listing standards of the NYSE, it may result in the delisting of our common shares from the NYSE and have other negative implications under our convertible senior notes, secured notes, material agreements with lenders and counterparties and our Series C preferred shares.

Effective September 21, 2017, RAIT received written notification, or the NYSE notice from the New York Stock Exchange or the NYSE, that RAIT is not in compliance with the continued listing standard set forth under Rule 802.01C of the NYSE Listed Company Manual because the average closing price of RAIT’s common shares fell below $1.00 over a consecutive 30 trading-day period ending September 15, 2017.  Upon receipt of the NYSE notice, RAIT became subject to the procedures set forth in Rule 802.01C of the NYSE Listed Company Manual, and in accordance with such procedures, RAIT acknowledged receipt of the NYSE notice and notified the NYSE of its intention to seek to cure the deficiency set forth therein.  RAIT can regain compliance if, at any time in the six-month period following receipt of the Notice, the closing price of RAIT’s common shares on the last trading day of any month or of such period is at least $1.00 and the 30 trading-day average closing price of its common shares on such day is also at least $1.00. In the event that at the expiration of the six-month cure period, both a $1.00 closing share price on the last trading day of the cure period and a $1.00 average closing share price over the 30 trading-day period ending on the last trading day of the cure period are not attained, the NYSE will commence suspension and delisting procedures with respect to RAIT’s common shares. Separately, if RAIT determines that, if necessary, it will cure the price condition by taking an action that will require approval of its shareholders, it must obtain the shareholder approval by no later than RAIT’s next annual meeting, and must implement the action promptly thereafter. In this event, the price condition will be deemed cured if the price promptly exceeds $1.00 per share, and the price remains above the level for at least the following 30 trading days.

While RAIT is considering various options it may take in an effort to cure this deficiency and regain compliance with Rule 802.01C of the NYSE Listed Company Manual, no assurance can be given that RAIT will be able to regain compliance with the aforementioned listing requirement or maintain compliance with the other continued listing requirements set forth in the NYSE Listed Company Manual.  Our common shares could also be delisted if the trading price of our common shares on the NYSE is abnormally low, which has generally been interpreted to mean at levels below $0.16 per share, or if our average market capitalization over a consecutive 30 day-trading period is less than $15.0 million. In these events, we would not have an opportunity to cure the deficiency, and our shares would be delisted immediately and suspended from trading on the NYSE.

If RAIT’s common shares ultimately were to be suspended from trading on, and delisted from, the NYSE for any reason, it could have material adverse consequences on RAIT including, among others: materially adversely affect the trading price of our common shares and the ability to trade in our common shares, triggering the right of holders of our senior secured notes and our convertible senior notes to require us to repurchase their notes, satisfying one condition which, if all other relevant conditions were satisfied, would trigger an increased dividend rate on RAIT’s series C preferred shares, could trigger non-compliance with covenants applicable to RAIT’s series D preferred shares and would likely result in the delisting of our preferred shares and senior notes currently listed on the NYSE.   If RAIT failed to repay any senior secured notes or convertible senior notes for which the holders exercised repurchase rights, it could trigger cross defaults under, and ultimately the acceleration of, other RAIT indebtedness.  Delisting of RAIT’s common shares could also negatively affect RAIT’s ability to implement any new strategic and financial alternatives or continue its previously announced transition to a more focused, cost-efficient and lower leverage business, lower demand and market price for RAIT’s common shares, reduce interest in RAIT from investors, analysts and other market participants and/or adversely affect RAIT’s ability to raise additional capital and attract and retain employees by means of equity compensation.

Many of the mutual funds holding our common shares require a stock to be listed on a stock exchange and maintain a minimum market capitalization, among other requirements.  If RAIT ceases to qualify for inclusion in any of these indexes because RAIT is delisted from the NYSE and is not listed or quoted on another qualifying stock exchange or other trading platform, RAIT’s market capitalization falls below the minimum required by these mutual funds or RAIT fails to meet any other of the requirements of these mutual funds, these mutual funds may be required to sell their holdings of RAIT common shares which may create selling pressure that could reduce the trading price of RAIT’s common shares.

           If our common shares were delisted and determined to be a “penny stock,” a broker-dealer may find it more difficult to trade our common shares and an investor may find it more difficult to acquire or dispose of our common shares in the secondary market.

If our common shares were removed from listing on the NYSE, it may be subject to the so-called “penny stock” rules. The SEC has adopted regulations that define a “penny stock” to be any equity security that has a market price per share of less than $5.00, subject to certain exceptions, such as any securities listed on a national securities exchange. For any transaction involving a “penny stock,” unless exempt, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions. If our common shares were delisted and determined to be a “penny stock,” a broker-dealer may find it more difficult to trade our common shares and an investor may find it more difficult to acquire or dispose of our common shares in the secondary market. These factors could significantly negatively affect the market price of our common shares and our ability to raise capital.

Future sales of our common shares in the public or private markets could adversely affect the trading price of our common shares, substantially dilute existing shareholders and our ability to continue to raise funds in new equity offerings.

Future sales of our common shares, or securities convertible into or exercisable for, our common shares in public or private offerings could result in substantial dilution to existing shareholders, could potentially adversely affect the trading price of our common shares and could impair our ability to raise capital through future offerings of securities.  This is particularly true if such sales occur at depressed stock prices, such as those currently existing.  In addition, the perceived risk of dilution may cause some shareholders to sell their shares, which may further reduce the market price of our common shares.

If we were to experience an “ownership change,” we could be limited in our ability to use net operating losses arising prior to the ownership change to offset future taxable income.

If we were to experience an "ownership change," as determined under section 382 of the Internal Revenue Code, our ability to offset taxable income arising after the ownership change with net operating losses (NOLs) arising prior to the ownership change would be limited, possibly substantially. An ownership change would establish an annual limitation on the amount of our pre-change NOLs we could utilize to offset our taxable income in any future taxable year to an amount generally equal to the value of our stock immediately prior to the ownership change multiplied by the long-term tax-exempt rate.

We cannot assure you that our exploration of strategic and financial alternatives will result in a transaction or that any such transaction would be successful, and the process of exploring strategic and financial alternatives or its conclusion could adversely impact our business and our stock price.

On September 7, 2017, we announced that our Board of Trustees had formed a committee of independent trustees (the “Special Committee”) to explore and evaluate strategic and financial alternatives to enhance shareholder value and capitalize on RAIT’s established and respected commercial real estate lending platform and noted that such alternatives may include, but are not limited to, (i) refinements of RAIT’s operations or strategy, (ii) financial transactions, such as a recapitalization or other change to RAIT’s capital structure and (iii) strategic transactions, such as a sale of all or part of RAIT.

There can be no assurances that this strategic and financial alternatives process will result in the announcement or consummation of any strategic transaction, or that any resulting plans or transactions will yield additional value for shareholders.  Any potential transaction would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, the interest of third parties in a potential transaction with RAIT and the availability of financing to potential buyers on reasonable terms.

The process of exploring strategic and financial alternatives could adversely impact our business, financial condition and results of operations.  We could incur substantial expenses associated with identifying and evaluating potential strategic and financial alternatives, including those related to employee retention payments, equity compensation, severance pay and legal, accounting and financial advisory fees.  In addition, the process may be time consuming and disruptive to our business operations, could divert the attention of management and the Board of Trustees from our business, could negatively impact RAIT’s ability to attract, retain and motivate key employees, and could expose us to potential litigation in connection with this process or any resulting transaction.  The public announcement of a strategic and financial alternative may also yield a negative impact on operating results if prospective or existing service and/or credit providers are reluctant to commit to new or renewal contracts or if existing customers decide to shift their business to a competitor.

Further, we do not intend to disclose detailed developments or provide regular updates on the progress or status of the strategic and financial alternatives process until our Board of Trustees deems further disclosure is appropriate or required.  Accordingly, speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of RAIT could cause our stock price to fluctuate significantly.

If RAIT’s management does not successfully implement plans intended to mitigate conditions and events disclosed in the going concern considerations included in the financial statements included in this report, our financial condition, liquidity and ability to continue as a going concern may be materially adversely affected.

The financial statements included in this report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and other commitments in the normal course of business.  Footnote 2 section b of these financial statements discloses that RAIT’s management considered, as part of its assessment of  RAIT’s ability to continue as a going concern within one year after the date of issuance of these financial statements, the option of holders of the 4.0% convertible senior notes to require RAIT to redeem them in October 2018, the financial covenant compliance requirements of certain of RAIT’s indebtedness described above, RAIT’s existing non-compliance with and options to cure certain continued listing standards of the NYSE (including the potential implications thereof which are further discussed above) and RAIT’s recurring costs of operating its business. This footnote describes management’s approved plans that are intended to mitigate those conditions and events and notes that, in applying the required accounting guidance, management’s currently approved plans have not met the probable threshold to alleviate the conditions that initially indicated RAIT will be unable to meet its obligations as they become due over the next twelve months.  If these plans or other strategic and financial alternatives are not implemented as RAIT management expects, RAIT’s financial condition, liquidity and ability to continue as a going concern may be materially adversely affected, including, without limitation that RAIT might not be able to satisfy any exercise of the option of holders of 4.0% convertible senior notes to require RAIT to redeem their respective notes in October 2018 or that RAIT may not maintain compliance with financial covenants in RAIT indebtedness described above.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We withheld the following common shares to satisfy tax withholding obligations during the quarter ended September 30, 2017 arising from the vesting of restricted share awards made pursuant to the RAIT Financial Trust 2012 Incentive Award Plan. These common shares may be deemed to be “issuer purchases” of common shares that are required to be disclosed pursuant to this item.

Period	Total Number of Shares Purchased	Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
07/01/2017 to 07/31/2017	3,099	2.05	(1)	3,099	-
08/01/2017 to 08/31/2017				-	-
09/01/2017 to 09/30/2017	-	-		-	-
Total	3,099	$2.05		3,099	-
(1)	The price reported is the average price paid per share using our closing stock price on the New York Stock Exchange on the vesting date of the relevant award.

Item 5.         Other Information

The disclosure below is intended to satisfy any obligation of ours to provide disclosure pursuant to Item 2.02 “Results of Operations and Financial Condition” and Item 7.01 “Regulation FD Disclosure” of Form 8-K.

On November 2, 2017, RAIT Financial Trust furnished a current report on Form 8-K with the Securities and Exchange Commission that included, as Exhibit 99.2, RAIT’s Third Quarter 2017 Supplemental Information, or the original Q3 supplemental information.  We subsequently identified three clerical errors on page 18 of the original Q3 supplemental information and are furnishing, as Exhibit 99.1 to this report, a corrected version of RAIT’s Third Quarter 2017 Supplemental Information, or the corrected Q3 supplemental information.  The corrections reflected in the corrected Q3 supplemental information are as follows: (i) the amount of mezzanine loans and preferred equity interests on non-accrual status as of September 30, 2017 is corrected to $37,160 in the corrected Q3 supplemental information from $18,660 in the original Q3 supplemental information, (ii) total non-accrual loans is corrected to $135,634 in the corrected Q3 supplemental information from $117,134 in the original Q3 supplemental information; and (iii) the statistical disclosure on that page of non-accrual loans as a percentage of total loans as of September 30, 2017, is corrected to 10.7% in the corrected Q3 supplemental information from 9.3% in the original Q3 supplemental information.  There are no additional changes to the original Q3 supplemental information other than the correction of these clerical errors and the corrected numbers are reflected in this report.

The information in this report relating to Item 2.02 “Results of Operations and Financial Condition” and Item 7.01 “Regulation FD Disclosure” of Form 8-K, including exhibit 99.1 hereto, is being furnished and shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. This information shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act of 1933, as amended.

The disclosure below is intended to satisfy any obligation of ours to provide disclosure pursuant to clause (e) of Item 5.02 “Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of Form 8-K.

(e) On November 6, 2017, RAIT Financial Trust (“RAIT”) and Alfred J. Dilmore, the Interim Chief Financial Officer, Interim Treasurer and Chief Accounting Officer of RAIT who serves as RAIT’s principal financial officer, entered into an employment agreement (the “AD Employment Agreement”) which provides for his compensation, grounds for termination and severance, non-competition, non-solicitation, intellectual property and confidentiality covenants and other customary provisions.

The AD Employment Agreement was effective as of August 22, 2017 and provides for an employment term that continues for an initial period of three years and for two successive one year periods thereafter for a maximum term of five years, unless either party provides the other party with notice of non-renewal prior to three months before the expiration of the term. It provides that Mr. Dilmore will serve as RAIT’s Interim Chief Financial Officer, and Interim Treasurer and continue to serve as RAIT’s Chief Accounting Officer. The AD Employment Agreement provides for an initial base salary of $300,000 for Mr. Dilmore and provides that his base compensation must be reviewed annually for appropriate increases but may not be decreased. The AD Employment Agreement provides that Mr. Dilmore may be eligible for an annual bonus which will be awarded by the Compensation Committee in its discretion or under the terms of any annual incentive plan of RAIT maintained for other senior level executives. The AD Employment agreement further provides that Mr. Dilmore is eligible to participate in any of RAIT’s incentive programs, including any equity compensation plan, and eligible to receive the same benefits to the same extent as other senior level executives of RAIT, and such other benefits as are commensurate with his position. Participation in employee benefit plans will be subject to the terms of those benefit plans as in effect from time to time. Mr. Dilmore is subject to non-competition, non-solicitation, intellectual property and confidentiality restrictions under the agreement. The non-competition provisions do not apply at the expiration of the maximum employment term of five years or in the event RAIT elects not to renew the agreement.

The foregoing description of the AD Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the AD Employment Agreement filed as Exhibit 10.21 hereto and incorporated herein by reference.

The disclosure below is provided, at our option, regarding events which we deem of importance to our securities holders in accordance with Item 8.01 “Other Events” of Form 8-K.

RAIT is correcting a typographical error in RAIT’s disclosure in its Registration Statement on Form S-3 (Registration No. 333-217776) regarding restrictions on ownership and transfer of RAIT’s common shares contained in RAIT’s declaration of trust to assist RAIT in complying with Internal Revenue Code of 1986, as amended, by replacing the reference to “8.5%” with “8.3%” in such disclosure so that the disclosure reads “no person may own more than 8.3% of our outstanding common shares.”

Item 6.	Exhibits

The exhibits filed as part of this quarterly report on Form 10-Q are identified below.

Exhibit Number	Description of Documents

3.1.1

Amended and Restated Declaration of Trust of RAIT Financial Trust (“RAIT”). Incorporated by reference to Exhibit 3.1(b) to RAIT’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (“SEC”) on September 8, 1997 (Registration No. 333-35077).

3.1.2

Articles of Amendment to Amended and Restated Declaration of Trust of RAIT. Incorporated by reference to Exhibit 3.3.1 to RAIT’s Registration Statement on Form S-11/A as filed with the SEC on June 8, 1998 (Registration No. 333-53067).

3.1.3

Articles of Amendment to Amended and Restated Declaration of Trust of RAIT. Incorporated by reference to Exhibit 4(iii) to RAIT’s Registration Statement on Form S-2 as filed with the SEC on February 13, 2001 (Registration No. 333-55518).

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

3.1.15	Amendment dated November 30, 2012 to the Series D Articles Supplementary. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 4, 2012 (File No.1-14760).

3.1.16	Articles Supplementary relating to the Series A Preferred Shares. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on June 13, 2014 (File No. 1-14760).

3.2.1	Amended and Restated Bylaws of RAIT Financial Trust, as adopted on November 16, 2016. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on November 17, 2016 (File No. 1-14760).

3.2.2	First Amendment to the Amended and Restated Bylaws of RAIT. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on June 28, 2017 (File No. 1-14760).

3.2.3	Second Amendment to the Amended and Restated Bylaws of RAIT. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on August 8, 2017 (File No. 1-14760).

4.1.1	Form of Certificate for Common Shares of Beneficial Interest. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on July 1, 2011 (File No. 1-14760).

Exhibit Number	Description of Documents

4.1.2	Form of Certificate for the Series A Preferred Shares. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 22, 2004 (File No. 1-14760).

4.1.3	Form of Certificate for the Series B Preferred Shares. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 1, 2004 (File No. 1-14760).

4.1.4	Form of Certificate for the Series C Preferred Shares. Incorporated by reference to RAIT’s Form 8-A as filed with the SEC on June 29, 2007 (File No. 1-14760).

4.1.5	Form of Certificate for the Series D Preferred Shares. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 23, 2012 (File No. 1-14760).

4.1.6	Form of Certificate for the Series E Preferred Shares. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 23, 2012 (File No. 1-14760).

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

4.5.2

Amendment No. 1 to Registration Rights Agreement dated as of April 25, 2014 by and among RAIT and ARS VI. Incorporated by reference to RAIT’s Registration Statement on Form S-3 as filed with the Securities and Exchange Commission (“SEC”) on April 28, 2014 (Registration No. 333-195547).

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

4.7	Put Right Notice dated October 10, 2017 from ARS VI Investor I, LP to RAIT Financial Trust. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 17, 2017 (File No. 1-14760).

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

10.14

RAIT 2017 Long Term Incentive Plan Form of Performance Share Unit Award Grant Agreement adopted April 26, 2017 under the IAP. Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended June 30, 2017 as filed with the SEC on August 9, 2017 (File No. 1-14760).

10.15

Form of Share Award Grant Agreement for executive officers adopted under the IAP on April 26, 2017. Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended June 30, 2017 as filed with the SEC on August 9, 2017 (File No. 1-14760).

10.16

RAIT 2017 Annual Incentive Compensation Plan Form of Target Cash Bonus Award Grant Agreement adopted under the IAP on April 26, 2017. Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended June 30, 2017 as filed with the SEC on August 9, 2017 (File No. 1-14760).

10.17

IAP Form of Share Award Grant Agreement for non-management trustees adopted June 28, 2017. Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended June 30, 2017 as filed with the SEC on August 9, 2017 (File No. 1-14760).

Exhibit Number	Description of Documents
10.18

IAP Form of Share Award Grant Agreement for Chairman of the Board of Trustees adopted June 28, 2017. Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended June 30, 2017 as filed with the SEC on August 9, 2017 (File No. 1-14760).

10.19

IAP Notice of Amendment of Outstanding Grants under the IAP adopted June 28, 2017. Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended June 30, 2017 as filed with the SEC on August 9, 2017 (File No. 1-14760).

10.20

Settlement Agreement and General Release by and between Paul W. Kopsky, Jr. and RAIT Financial Trust dated September 27, 2017. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on September 27, 2017 (File No. 1-14760).

10.21	Employment Agreement dated as of November 6, 2017 between RAIT Financial Trust and Alfred J. Dilmore. Filed herewith.

12.1	Statements regarding computation of ratios as of September 30, 2017. Filed herewith.

31.1	Rule 13a-14(a) Certification by the Chief Executive Officer of RAIT. Filed herewith.

31.2	Rule 13a-14(a) Certification by the Chief Financial Officer of RAIT. Filed herewith.

32.1	Section 1350 Certification by the Chief Executive Officer of RAIT. Filed herewith.

32.2 99.1	Section 1350 Certification by the Chief Financial Officer of RAIT. Filed herewith. Third Quarter 2017 Supplemental Information. Filed herewith.

101

Pursuant to Rule 405 of Regulation S-T, the following financial information from RAIT’s Quarterly Report on Form 10-Q for the period ended September 30, 2017 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016; (ii) Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2017 and 2016; (iv) Consolidated Statement of Changes in Equity for the nine months ended September 30, 2017; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016; and (vi) Notes to Unaudited Consolidated Financial Statements, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAIT FINANCIAL TRUST (Registrant)

Date: November 9, 2017	By:	/s/ Scott L.N. Davidson
Scott L.N. Davidson, Chief Executive Officer and President
(On behalf of the registrant and as its Principal Executive Officer)

Date: November 9, 2017	By:	/s/ Alfred J. Dilmore
Alfred J. Dilmore, Interim Chief Financial Officer, Interim Treasurer and Chief Accounting Officer
(On behalf of the registrant and as its Principal Financial Officer and Principal Accounting Officer)