Form 10-K
period 2017-12-31
RAIT Financial Trust
filed 2018-03-16
CIK 1045425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of the common shares of the registrant held by non-affiliates of the registrant, based upon the closing price of such shares on June 30, 2017 of $2.19, was approximately $198,168,803.

As of March 9, 2018, 93,045,152 common shares of beneficial interest, par value $0.03 per share, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for registrant’s 2018 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

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

RAIT’s forward-looking statements include, but are not limited to, statements regarding RAIT’s plans and initiatives to:

•	address the “going concern” considerations described in our financial statement footnotes and generate sufficient liquidity to satisfy our obligations as they become due;
•	divest RAIT of the majority of RAIT’s remaining real estate assets releasing cash from those sales and/or distributions on our retained interests in our RAIT I and RAIT II securitizations;
•	opportunistically divest and maximize the value of RAIT’s legacy REO portfolio and remaining property management operations and, ultimately, minimize REO holdings;
•	significantly reduce RAIT’s total expense base;
•	sell non-core commercial real estate, or CRE, and lower asset management costs;
•	optimize the level of working capital on the balance sheet;
•	achieve our financial targets;
•	achieve our capital structure targets;
•	reduce reliance on the issuances of corporate debt and/or preferred stock;
•	reduce leverage, including preferred stock, as a percentage of total assets; and
•	reduce legacy CDOs as a percentage of total secured indebtedness;

Risks, uncertainties and contingencies that may affect the results expressed or implied by RAIT’s forward-looking statements include, but are not limited to:

•

whether management’s plans and initiatives will address the “going concern” considerations described in our financial statement footnotes and generate sufficient liquidity to satisfy our obligations as they become due;

•

whether RAIT management will be able to successfully divest RAIT of the majority of RAIT’s remaining real estate assets releasing cash from those sales and/or distributions on our retained interests in our RAIT I and RAIT II securitizations;

•	whether we will be able to satisfy the put right of holders of our 4.0% senior convertible notes arising in October 2018;
•	whether rights to payment under our senior convertible notes and senior secured notes will be accelerated if we do not satisfy covenants relating to remaining listed on the NYSE;
•	whether holders of our Series D preferred shares will enforce any mandatory right to require us redeem our Series D preferred shares;
•

if any of our indebtedness is accelerated because of a breach of covenant or payment default, whether we would be able to satisfy such indebtedness and any other debt that was accelerated due to a cross default or otherwise as a consequence;

•	whether the cessation of our lending business will have adverse consequences on our ability to negotiate with creditors and investors and adversely affect our access to capital;
•

whether RAIT will be able to continue to opportunistically divest and maximize the value of RAIT’s legacy REO portfolio, existing property management operations and the majority of RAIT’s non-lending assets;

•	whether the divestiture of RAIT’s CRE portfolio will lead to lower asset management costs and lower expenses;

•	whether RAIT will be able to reduce compensation and G&A expenses and indebtedness;
•	whether RAIT will continue to pay dividends and the amount of such dividends;
•	overall conditions in commercial real estate and the economy generally;
•	whether market conditions will enable RAIT to continue to implement our capital recycling and debt reduction plan involving selling properties and repurchasing or paying down our debt;
•	changes in the expected yield of our investments;
•	changes in financial markets and interest rates, or to the business or financial condition of RAIT;
•	whether the amount of loan repayments will be at the level assumed;
•	whether our management changes will be successfully implemented;
•	whether RAIT will be able to sell real estate properties;
•	the availability of financing and capital, including through the capital and securitization markets;
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

•	other factors described in this report and RAIT’s other filings with the SEC.

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

Our Company

We are an internally-managed Maryland real estate investment trust, or REIT, focused on managing a portfolio of commercial real estate (CRE) loans and properties.  As explained further below, we are currently undertaking steps intended to increase RAIT’s liquidity and better position RAIT to meet its financial obligations as they come due.  We were formed in August 1997 and commenced operations in January 1998. A discussion of our business lines as segments is incorporated by reference to Note 18 of Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data.”

Business Strategy

On September 7, 2017, we announced that our Board of Trustees, or the board, had formed a committee of independent trustees, or the special committee, to explore and evaluate a wide range of possible strategic and financial alternatives for RAIT. On February 20, 2018, we announced that the special committee had concluded this review and that the board has determined that this review did not identify a strategic or financial transaction with another counterparty that was preferable to the steps described below. This review, conducted with the support of financial and legal advisors, evaluated a wide range of potential alternatives which included, but were not limited to, (i) refinements of RAIT’s operations or strategy, (ii) financial transactions, such as a recapitalization or other change to RAIT’s capital structure and (iii) strategic transactions, such as a sale of all or part of RAIT.  As a result, the board, after considering the recommendations and advice of the special committee, RAIT’s management and legal and financial advisors, determined that RAIT should take steps to increase RAIT’s liquidity and better position RAIT to meet its financial obligations as they come due. We refer to these steps as the 2018 strategic steps and they include, but are not limited to:

•	The cessation of our lending business along with the implementation of other steps to reduce costs within our other operating businesses;
•	The continuation of the process of selling our owned real estate, or REO, portfolio while continuing to service and manage our existing CRE loan portfolio; and
•	The engagement of a financial advisor, M-III Advisory Partners, LP, to advise and assist RAIT in its ongoing assessment of its financial performance and financial needs.

2017 Business Developments

In 2017 and in the period in 2018 prior to the decision by the board to implement the 2018 strategic steps, we concentrated on focusing on our CRE lending business, opportunistically divesting our legacy REO portfolio and reducing our total expense base, among other things.  Key developments in 2017 included the following:

•	Property Sales
o	RAIT sold 18 properties which generated aggregate gross proceeds of $301.7 million.
o	After repayment of debt and closing costs, RAIT received aggregate net proceeds of approximately $24.8 million.
o	See “REO Portfolio” below for additional disclosure about our REO portfolio.

•	Reductions in Compensation & General and Administrative Expenses, or G&A, Expenses
o	RAIT’s compensation and G&A expenses were $25.2 million for the year ended December 31, 2017 as compared to $31.7 million for the year ended December 31, 2016.

•	Debt and Other Obligation Reductions
o	RAIT’s indebtedness, based on principal amount, declined by $368.3 million, or 20.6%, during the year ended December 31, 2017.
o	Total recourse debt, excluding RAIT’s secured warehouse facilities, declined by $69.4 million, or 19.2% during the year ended December 31, 2017.
o

RAIT paid $20.5 million to satisfy obligation related to common share purchase warrants, or the investor warrants, and common share appreciation rights, or the investor SARs, issued by RAIT in 2012 to an investor pursuant to the exercise of a put right by that investor.

Financial Results

•

We are reporting a U.S. generally accepted accounting principles, or GAAP, net loss allocable to common shares of $(184.7) million, or $(2.02) per common share-diluted for the year ended December 31, 2017, as compared to $(9.8) million, or $(0.11) per common share-diluted, for the year ended December 31, 2016.

o

RAIT incurred asset impairment charges of $102.5 million for the year ended December 31, 2017.  These charges were primarily related to certain legacy properties where we changed our investment approach to these properties during this period, which led to an expectation that the properties would be disposed of prior to the end of their useful life. These charges also included impairment charges on intangible assets related to our retail property manager, which were driven by the current challenges facing the retail property sector.

o

RAIT also incurred a provision for loan losses of $45.6 million, which was primarily driven by certain legacy loans where the borrower and/or property experienced an unfavorable event or events during the year. One of these loans was a mezzanine loan with a principal balance of $18.5 million for which we recorded a provision for loan loss of $18.5 million and a full charge off of the loan during 2017, but which we continue to seek full recovery for through a legal proceeding.

o	RAIT also incurred a goodwill impairment charge of $8.3 million related to our retail property manager, which was driven by the current challenges facing the retail property sector.
•

During 2017, our cash available for distribution, or CAD, was $(2.6) million, or $(0.03) per common share, as compared to 40.6 million, or $0.45 per common share for 2016.  CAD is a non-GAAP financial measure.

o

For management’s respective definitions and discussion of the usefulness of CAD to investors, analysts and management and a reconciliation of our reported net income (loss) to our CAD, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Non-GAAP Financial Measures.”

NYSE Continued Listing Status

As previously disclosed, effective September 21, 2017, RAIT received written notification, or the NYSE Notice, from the New

York Stock Exchange, or the NYSE, that RAIT was not in compliance with an NYSE continued listing standard in Rule 802.01C of the NYSE Listed Company Manual because the average closing price of RAIT’s common shares fell below $1.00 over a consecutive 30 trading-day period ending September 15, 2017.  RAIT has informed the NYSE that it currently intends to seek to cure the price condition by proposing a reverse stock split or other action that may require approval of its shareholders.  Under NYSE listing standards, RAIT must obtain the shareholder approval by no later than RAIT’s next annual meeting and must implement the action promptly thereafter. In this event, the price condition will be deemed cured if the price promptly exceeds $1.00 per share, and the price remains above the level for at least the following 30 trading days. Our common shares could also be delisted if the trading price of our common shares on the NYSE is abnormally low, which has generally been interpreted to mean at levels below $0.16 per share, or if our average market capitalization over a consecutive 30 day-trading period is less than $15.0 million. In these events, we would not have an opportunity to cure the deficiency, and our shares would be suspended from trading on the NYSE immediately, and the NYSE would begin the process to delist our securities, subject to RAIT’s right to appeal under NYSE rules.  We cannot assure you that any appeal we undertake in these or other circumstances will be successful. While RAIT is considering various options it may take in an effort to cure this deficiency and regain compliance with this continued listing standard, there can be no assurance that RAIT will be able to cure this deficiency or if RAIT will cease to comply with another continued listing standard of the NYSE.

See Item 1A—“Risk Factors- General Risks-If we fail to regain and maintain compliance with the continued listing standards of the NYSE, it may result in the delisting of our common shares and other securities from the NYSE and have other negative implications under our convertible senior notes, secured notes, material agreements with lenders and counterparties and our Series C preferred shares and Series D preferred shares” below which includes risks relating to the potential consequences of our failure to meet NYSE continued listing standards.

Going Concern Considerations

Please see Part II, Item 8, “Financial Statements —Note 2: Summary of Significant Accounting Policies—Going Concern

Considerations” and Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—

Liquidity and Capital Resources” for a discussion of going concern considerations.

CRE Lending

Prior to the board’s decision to implement the 2018 strategic steps, we were in the process of seeking to focus  our business on being a full service CRE lending platform focused on the origination of first lien loans. We historically also offered mezzanine loans and preferred equity interests in limited circumstances to support first lien loans.  These represent a smaller portion of our CRE loan portfolio.  Our mezzanine loans are subordinate in repayment priority to a senior mortgage loan or loans on a property and are typically secured by pledges of ownership interests, in whole or in part, in the entities that own the real property. We generate a return on our preferred equity investments primarily through distributions to us at a fixed rate and, in some instances, the payment of distributions may be subject to there being sufficient net cash flow from the underlying real estate to make such payments. We used this investment structure as an alternative to a mezzanine loan where the financial needs and tax situation of the borrower, the terms of senior financing secured by the underlying real estate or other circumstances necessitate holding preferred equity.  Our CRE loans are in most cases non-recourse or limited recourse loans secured by commercial real estate assets or real estate entities. This means that we look primarily to the assets securing the loan for repayment, subject to certain standard exceptions. Where possible, we sought to maintain direct lending relationships with borrowers, as opposed to investing in loans controlled by third-party lenders.

Prior to our implementation of the 2018 strategic steps, our financing strategy involved the use of multiple sources of short-term financing to originate assets including warehouse facilities, repurchase agreements and bank conduit facilities.  Our ultimate goal was to finance these investments on a long-term, non-recourse, match-funded basis or to sell these assets into CMBS securitizations.  Match funding enabled us to match the interest rates and maturities of our assets with the interest rates and maturities of our financing, thereby reducing interest rate risk and funding risks in financing our portfolio on a long-term basis.

During 2017, we closed two non-recourse, floating rate CMBS securitizations.  On June 23, 2017, we closed our seventh non-recourse, floating rate CMBS securitization.  The transaction involved the sale, by a RAIT subsidiary, of investment grade notes totaling approximately $342.4 million with a weighted average cost of LIBOR plus 1.44%, which provided an advance rate to the RAIT subsidiary of approximately 80.9%.  On November 30, 2017, we closed our eighth non-recourse, floating rate CMBS securitization.  The transaction involved the sale, by a RAIT subsidiary, of investment grade notes totaling approximately $259.8 million with a weighted average cost of LIBOR plus 1.29%, which provided an advance rate to the RAIT subsidiary of approximately 83.0%.  These securitizations are included in consolidated securitizations we sponsor collateralized primarily by bridge loans, which we refer to as the FL securitizations.  We act as the servicer and special servicer of each of the FL securitizations. As of December 31, 2017, we have financed a majority of our consolidated investments in CRE loans through four of the FL securitizations and two other loan securitizations, RAIT CRE CDO I, Ltd., or RAIT I, and RAIT Preferred Funding II, Ltd., or RAIT II.  We sponsored RAIT I and RAIT II in 2006 and 2007, respectively, and refer to them as our legacy CDOs. We characterize the notes issued by these securitizations as non-recourse debt to us because the noteholders generally must look to the loans collateralizing their notes for repayment. We serve as the servicer, special servicer and collateral manager for RAIT I and RAIT II. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Securitization Summary” for more information about our use of CMBS financing.

During the year ended December 31, 2017, we originated $462.8 million of CRE loans and received CRE loan repayments of $453.8 million.  The tables below describe certain characteristics of our commercial mortgage loans, mezzanine loans and preferred equity interests as of December 31, 2017 (dollars in thousands):

	Book Value	Weighted- Average Coupon	Range of Maturities	Number of Loans
Commercial Real Estate (CRE)
Commercial mortgages	$1,194,016	5.4%	Jan. 2018 to Dec. 2025	95
Mezzanine loans	45,652	11.2%	May 2018 to May 2025	13
Preferred equity interests	33,283	9.1%	Nov. 2018 to Jan. 2029	15
Total CRE	$1,272,951	5.7%		123

Certain of our commercial mortgage loans, mezzanine loans and preferred equity interests provide for the accrual of interest at specified rates which differ from current payment terms.  We refer to these loans as cash flow loans, the vast majority of which were originated prior to 2011.  Although a cash flow loan accrues interest at a stated rate, pursuant to forbearance or other agreements, the borrower is only required to pay interest each month at a minimum rate, which may be as low as zero percent, plus additional interest up to the stated rate to the extent of all cash flow from the property underlying the loan after the payment of property operating expenses.  Please see Part II, Item 8, “Financial Statements and Supplementary Data—Note 2: Summary of Significant Accounting Policies—Revenue Recognition” for further information on these loans.  As of December 31, 2017, we held investments we characterized as cash flow loans, with a recorded investment (including accrued interest) of $139.5 million comprised of preferred equity interests totaling $42.9 million, bridge loans totaling $66.0 million and mezzanine loans totaling $30.6 million.  Of these cash flow loans, $132.8 million were originated prior to 2011 and $6.7 million were originated in 2013.

As of December 31, 2017, our nonaccrual loans total $98.6 million and represent seven legacy loans, which is comparable to the $121.0 million of nonaccrual loans as of December 31, 2016.  We remain focused on working with our borrowers on these loans to either sell or refinance the underlying properties.  As of December 31, 2017, we had a loan loss reserve of $14.9 million, representing 15.1% of our nonaccrual loans and 1.2% of our total CRE loan portfolio.  As of December 31, 2016, our loan loss reserve was $12.4 million, which represented 10.2% of our nonaccrual loans and 1.0% of our total CRE loan portfolio. During the year ended December

31, 2017, we recognized provision for loan losses of $45.6 million, which was related to our legacy CRE loans.  Our provision for loan losses during the year ended December 31, 2017 was primarily driven by eight loans, where the borrower and/or property experienced an unfavorable event or events during the period.

We have financed our consolidated CRE loans on a long-term basis through securitizations. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Securitization Summary” for more information about our securitizations.

The charts below describe the property types and the geographic breakdown of our commercial mortgage loans, mezzanine loans and preferred equity interests as of December 31, 2017:

(a)	Based on carrying amount.

REO properties

As described above, we continue to sell and/or divest our legacy REO portfolio.  During the year ended December 31, 2017, we sold eighteen properties (which included the sale of two separate parcels comprising a retail property in two separate transactions) for $301.7 million which generated a $20.3 million GAAP gain.  We also recognized a gain of $3.2 million related to a sale that occurred during the second quarter of 2015, which was previously deferred. The proceeds from the sales were used to reduce debt, and the sales generated $24.8 million of net proceeds to us.  As of December 31, 2017, our real estate portfolio consisted of an aggregate gross cost (carrying value) of $274.7 million ($245.9 million), comprised of $130.1 million ($110.9 million) of office properties, $17.2 million ($13.1 million) of multifamily properties, $106.8 million ($101.3 million) of retail properties, and $20.6 million ($20.6 million) of land.  We expect to dispose of additional REO properties with an aggregate gross cost (carrying value), as of December 31, 2017, of approximately $176.8 million ($167.4 million) during 2018.

During the year ended December 31, 2017, we recognized impairment charges on real estate assets of $96.6 million as it was more likely than not that we would dispose of the assets before the end of their previously estimated useful lives and a portion of our recorded investment in these assets was determined to not be recoverable.  These impairment charges are further described below.

During the year ended December 31, 2017, we changed our investment approach on six of our real estate properties. These decisions to change our investment approach led to an expectation that the properties would be disposed of prior to the end of their useful life, which was concluded to be a triggering event requiring further analysis of the recoverability of these properties. The analysis indicated that the aggregate carrying value of these properties was determined not to be fully recoverable, resulting in impairment charges totaling $74.5 million as further described below:

•

Four of these six properties, consisting of an office property and a retail property in the Central region, and a retail property and a land parcel in the Southeast region, were previously in various stages of redevelopment with an aggregate carrying value of $101.9 million.  During the year ended December 31, 2017, a decision was made to cease redevelopment efforts and market the properties for sale in their existing condition.  The analysis performed, which included obtaining a broker opinion of value for each of the Central region properties and performing a discounted cash flow analysis for each of the Southeast region properties using market-based assumptions, resulted in impairment charges of $50.3 million.

•

For one office property in the Central region, which was previously planned to be held for use and currently not stabilized, a sales process was pursued for the property in its current condition.  Based upon various offers that have been received to purchase the property, the carrying value of $39.3 million was determined to not be fully recoverable, resulting in an impairment charge of $17.4 million.

•

Additionally, it was determined it was more likely than not that we would dispose of one retail property in the Mid-Atlantic region with a carrying value of $30.9 million, which was being held for investment, in the foreseeable future.  The analysis performed, which included performing a discounted cash flow analysis using market-based assumptions, resulted in an impairment charge of $6.8 million.

Subsequently, during the year ended December 31, 2017, one of the above mentioned real estate properties that was previously determined to be more likely than not to be disposed of before the end of its estimated useful life incurred capital expenditures, which led to additional impairment charges totaling $3.5 million.  In addition, during the year ended December 31, 2017, we determined that one of the above mentioned real estate properties would be sold at a lower price than previously expected, resulting in an impairment charge totaling $2.9 million.

During the year ended December 31, 2017, we continued execution on plans to market certain assets that had been identified for disposal in previous periods.  The remaining $15.7 million of impairment charges during year ended December 31, 2017 related to nine of these other real estate assets, including one multifamily property, one retail property, five office properties, and two land parcels and was recognized as a result of updated information obtained based upon purchase and sale agreements, letters of intent and broker opinions of value as these assets have progressed through different stages of the marketing and sales negotiation process.

We are continuing to market for sale a majority of our real estate properties, and the ultimate outcomes of the sales of those properties is dependent on current market conditions and demand specific to each individual property. As we identify properties for disposition, our decision to no longer hold them for investment may result in future impairment charges.

We have financed our portfolio of investments in commercial real estate through secured mortgages held by either third-party lenders or our commercial real estate securitizations.

During the year ended December 31, 2017, we incurred a non-cash gain on deconsolidation of properties of $5.2 million relating to an industrial real estate portfolio containing ten properties with carrying value of $82.5 million of investments in real estate and $81.9 million of related cross-collateralized non-recourse debt as of December 31, 2016. During the year ended December 31, 2017, the senior lender foreclosed on the mortgage liens encumbering all of these industrial properties, respectively, and disposed of the properties through auction processes. RAIT had no control or influence over the divestiture processes. These properties, including other assets, net of related liabilities, had an aggregate carrying value of $82.0 million. As a result, the senior lender or its assignee/designee now owns these properties, subject to any redemption rights that we have under applicable state law, if any. Upon foreclosure, we derecognized these net assets and extinguished related debt of $87.2 million based on the proceeds received by and legal stipulations entered into with the senior lender with respect to the auctions.

During the year ended December 31, 2017, we incurred a non-cash gain on deconsolidation of properties of $0.7 million relating to a real estate portfolio containing two office and two industrial properties with a carrying value of $16.2 million and $17.7 million of related non-recourse debt as of December 31, 2016. During the year ended December 31, 2017, the senior lender foreclosed on the mortgage liens encumbering these four properties and disposed of the properties through an external foreclosure process. RAIT had no control or influence over the divestiture process. These four properties, including other assets, net of related liabilities, had an aggregate carrying value of $17.6 million. Upon foreclosure, we derecognized these net assets and extinguished related debt of $18.3 million based on the proceeds received by the senior lender at the foreclosure.

The table below describes certain characteristics of our REO Portfolio as of December 31, 2017 (dollars in thousands, except average effective rent):

					Average Effective Rent (a)
	Investments in Real Estate	Average Physical Occupancy	Units/ Square Feet/ Acres	Number of Properties	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Multi-family real estate properties (b)	$17,163	94.1%	220	1	$899	$856
Office real estate properties (c)	130,125	79.4%	1,291,283	5	21.99	20.00
Retail real estate properties (c)	106,817	63.2%	1,674,674	6	14.05	14.00
Parcels of land	20,567	N/A	9.2	4	N/A	N/A
Total	$274,672	—		16

(a)	Based on properties owned as of December 31, 2017.
(b)	Average effective rent is rent per unit per month and average physical occupancy is the daily average occupied units.
(c)	Average effective rent is rent per square foot per year and average physical occupancy is the monthly average occupied square feet.

The charts below describe the property types and the geographic breakdown of our investments in real estate as of December 31, 2017:

(a)	Based on carrying amount.

Asset Management and Loan Servicing

We manage a portfolio of real estate related assets. As of December 31, 2017, we had $2.8 billion of assets under management, or AUM. AUM are comprised primarily of our consolidated assets and assets of third parties to which we provide property management services. We serve as collateral manager, servicer and/or special servicer to the securitizations we consolidate. Our subsidiary, Urban Retail Properties, LLC, or Urban Retail, provides property management services to office and retail properties. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Assets Under Management” below. As previously disclosed, we are actively pursuing the sale of Urban Retail and do not expect any such sale to have a material effect on our financial statements, though we cannot assure you that we will successfully complete any such sale.

Certain REIT and Investment Company Act Limits On Our Strategies

REIT Limits

We conduct our operations to qualify as a REIT. We also conduct the operations of our subsidiaries, Taberna Realty Finance Trust, or TRFT, RAIT-Melody 2016 Holdings Trust, or Melody FL-5, RAIT-Melody 2017 Holdings Trust, or Melody FL-6, and any REITs we may sponsor or otherwise consolidate in the future, which we collectively refer to as our REIT affiliates, to each qualify as a REIT. Please see Part II, Item 8, “Financial Statements and Supplementary Data—Note 14: Income Taxes” for further discussion. Our exit of our Taberna securitization segment in 2014 did not involve selling TRFT, which continues to hold assets and liabilities unrelated to the Taberna segment. For a discussion of the tax implications of our and our REIT affiliates’ REIT status to us and our shareholders, see “Material U.S. Federal Income Tax Considerations” contained in Exhibit 99.1 to this Annual Report on Form 10-K. To qualify as a REIT, we and our REIT affiliates must continually satisfy various tests regarding sources of income, nature and diversification of assets, amounts distributed to shareholders and the ownership of common shares. In order to satisfy these tests, we and our REIT affiliates may be required to forgo investments that might otherwise be made. Accordingly, compliance with the REIT requirements may hinder our or our REIT affiliates’ investment performance. These requirements include the following:

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

•

Overall, no more than 25% (20% for years beginning after December 31, 2017) of the value of a REIT’s assets may consist of securities of one or more taxable REIT subsidiaries, or TRSs. During 2016, we restructured certain of our TRS entities by moving four former separate TRSs under a single TRS holding company (RAIT JV TRS Sub, LLC) in order to streamline our business operations and decrease administrative processes. Our TRSs that currently hold assets include: RAIT JV TRS Sub, LLC (the holding company for our interest in RAIT Urban Holdings, LLC, the entities that issued our junior subordinated notes and the entity party to our CMBS facilities referred to below), Taberna Equity Funding, Ltd. (the holding company for equity issued by a securitization) and RAIT Sharpstown TRS LLC (the holding company for a 1% ownership interest of a retail center located in Houston, Texas).  Our and our REIT affiliates’ use of fee-generating businesses held in a TRSs, as well as the business of future TRSs we or our REIT affiliates may form, will be limited by our and our REIT affiliates’ need to meet this 25% (20% for years beginning after December 31, 2017) test, though we do not currently expect to expand these businesses under the 2018 strategic steps.

•

The REIT provisions of the Internal Revenue Code limit our and our REIT affiliates’ ability to hedge mortgage-backed securities, preferred securities and related borrowings. Except to the extent provided by the regulations promulgated by the U.S. Treasury Department, or the Treasury regulations, any income from a hedging transaction we or our REIT affiliates enter into in the normal course of business primarily to manage risk of interest rate or price changes or currency fluctuations with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, to acquire or carry real estate assets, which is clearly identified as specified in the Treasury regulations before the close of the day on which it was acquired, originated, or entered into, including gain from the sale or disposition of such a transaction, will not constitute gross income for purposes of the 95% gross income test (and will generally constitute non-qualifying income for purposes of the 75% gross income test). To the extent that we or our REIT affiliates enter into other types of hedging transactions, which we do not currently expect to do under the 2018 strategic steps, the income from those transactions is likely to be treated as non- qualifying income for purposes of both of the gross income tests. As a result, we or our REIT affiliates might have to limit use of advantageous hedging techniques or implement those hedges through TRSs. This could increase the cost of our or our REIT affiliates’ hedging activities or expose it or us to greater risks associated with changes in interest rates than we or it would otherwise want to bear.

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

Competition

We have historically been subject to significant competition in all aspects of our business. Prior to our decision to implement the 2018 strategic steps, existing industry participants and potential new entrants have competed with us for the available supply of investments suitable for origination or acquisition, as well as for debt and equity capital. We also saw increasing amounts of competition from new entrants in the market to originate conduit loans and bridge loans. We have competed with many third parties engaged in real estate finance and investment activities, including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, lenders, governmental bodies and other entities. With respect to our investments in real estate, we face significant competition from other owners, operators and developers of properties, many of which own properties similar to ours in markets where we operate. Competition may increase, and other companies and funds with investment objectives similar to ours may be organized in the future. Some of these competitors have, or in the future may have, substantially greater financial resources than we do and may also enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. With respect to our Urban Retail property management businesses, we face competition from other property managers with respect to properties owned by unaffiliated third parties, primarily retail properties. After the implementation of the 2018 strategic steps, our competition will focus on other sellers of assets similar to those in our portfolio.

Employees

As of March 1, 2018, we had 223 employees. None of our employees are covered by a collective bargaining agreement.

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

Shareholders and other stakeholders should carefully consider the following risk factors in conjunction with the other information contained in this report. The risks discussed in this report could adversely affect our business, operating results, prospects and financial condition. This could cause the value of our common shares and other securities to decline and/or you to lose part or all of any investment in our securities. The risks and uncertainties described below are not the only ones we face, but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not presently known to us or that, as of the date of this report, we deem immaterial may also harm our business. Some statements in this report, including statements in the following risk factors, constitute forward-looking statements. Please refer to “Forward-Looking Statements” above in this report.

Risks Related to Our Business and Operations

General risks

If we are unable to repay or refinance our existing debt as it becomes due, whether at maturity or as a result of acceleration, or satisfy any redemption rights that may be triggered under our Series D preferred shares, we may be unable to continue as a going concern.

Our plans and initiatives may not be sufficient to provide sufficient funds to satisfy the option of holders of the 4.0% convertible senior notes to require RAIT to redeem them in October 2018, enable RAIT to satisfy the financial and other covenant compliance requirements of certain of RAIT’s indebtedness which could result in the acceleration of any or all of such indebtedness, or to address claims of the holder of our Series D preferred shares to have its Series D preferred shares redeemed.  The uncertainty associated with our ability to meet our obligations as they become due raises substantial doubt about our ability to continue as a going concern. The report of our independent registered public accounting firm that accompanies its audited consolidated financial statements in this Annual Report on Form 10-K contains an explanatory paragraph regarding the substantial doubt about RAIT’s ability to continue as a going concern.

If RAIT is not able to meet its financial covenants requirements of certain of its indebtedness or under the Stock Purchase Agreement with the holder of Series D preferred shares, holders of our indebtedness could exercise their put rights or accelerate our outstanding indebtedness or the holder of our Series D preferred shares could exercise its redemption rights. If they did, those obligations, as well as other obligations that are cross-defaulted, would become immediately due and payable and we do not expect we would have sufficient liquidity to repay those amounts in those circumstances. We are preparing to initiate discussions with various stakeholders and are pursuing or considering a number of actions, but there can be no assurance that sufficient liquidity can be obtained from one or more of these actions or that these actions can be consummated within the period needed to meet certain obligations, and we could be required to seek relief under Chapter 11 of Title 11 of the U.S. Code.  We have engaged financial and legal advisors to assist us in, among other things, analyzing various strategic alternatives to address our liquidity and capital structure, including strategic and refinancing alternatives through one or more private restructurings. However, a filing under Chapter 11 may be unavoidable. Seeking bankruptcy relief would have a material adverse effect on our business, financial condition, results of operations, liquidity and returns to all stakeholders. As long as a Chapter 11 proceeding continues, our senior management would be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on our business operations. Bankruptcy relief also might make it more difficult to retain management and other key personnel necessary to the success of our business.  We have a significant amount of indebtedness that is senior to our equity in our capital structure. As a result, we believe that seeking bankruptcy relief under a Chapter 11 proceeding would likely reduce amounts available for distribution to our preferred shares and common shares, if any, and place current equity holders at significant risk of losing all of their investment in us.

Our decision to implement the 2018 strategic steps means we are focused on increasing RAIT’s liquidity and better position RAIT to meet its financial obligations as they come due and not on growing our business which has had, and we expect will continue to have, a material adverse effect on the trading price of our securities, our business and financial results.

 We have determined that RAIT should take steps to increase RAIT’s liquidity and better position RAIT to meet its financial obligations as they come due through the 2018 strategic steps which include, but are not limited to:

•	The cessation of RAIT’s lending business along with the implementation of other steps to reduce costs within its other operating businesses;

•	The continuation of the process of selling and/or divesting RAIT’s property portfolio while continuing to service and manage RAIT’s existing commercial real estate loan portfolio; and

•	The engagement of a financial advisor, M-III Advisory Partners, LP, to advise and assist RAIT in its on-going assessment of its financial performance and financial needs.

Our strategy announced in September 7, 2017 to explore and evaluate a wide range of possible strategic and financial alternatives for RAIT did not identify a strategic or financial transaction with another counterparty that was preferable to these steps. We think that indicates our ability to raise additional capital from outside investors on acceptable terms apart from asset sales is limited.   As an organization, we may not have the capacity or ability to successfully accomplish all of the priorities we have identified for the 2018 strategic steps  in the timeframe we desire, or at all. In addition, the 2018 strategic steps may not yield the results we currently anticipate (or results that will exceed those that might be obtained under our prior strategy), particularly, if we fail to successfully execute on one or more of the priorities we have identified for our the 2018 strategic steps, even if we successfully implement one or more other priorities. In addition, our announcement of the 2018 strategic steps may cause potential buyers of our assets to view us as a motivated seller and cause these buyers to seek substantial discounts to the prices we are seeking, which could adversely affect the proceeds we receive from these sales. As a result, we may not be able to implement and realize the anticipated benefits from the 2018 strategic steps.

 Events and circumstances, such as financial or unforeseen difficulties, market disruptions, delays and unexpected costs, may occur that could result in our not realizing desired outcomes.  If we fail to implement our the 2018 strategic steps in accordance with our expectations or achieve some or all of the expected benefits of these activities, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows. In addition, even if we successfully implement the 2018 strategic steps, we still may not realize its anticipated benefits. Even if we implement the 2018 strategic steps  in accordance with our expectations and the anticipated benefits are substantially realized, there may be consequences or business impacts that were not expected.

Further, as a result of the 2018 strategic steps, we may experience a loss of continuity, loss of accumulated knowledge or loss of efficiency during transitional periods. The execution of the 2018 strategic steps can require a significant amount of management and other employees’ time and focus, which may divert attention from day-to-day operating activities.

The 2018 strategic steps contemplates that we will sell certain assets. Our transformation plan also contemplates that we divest certain of our legacy REO holdings and, ultimately, minimize our REO holdings. Any such disposition or attempted disposition is subject to risks, including risks related to the terms and timing of such disposition, risks related to obtaining necessary government or regulatory approvals, risks related to retained liabilities not subject to our control, and risks related to the need to provide transition services to the disposed business, which may result in the diversion of resources and focus.

If RAIT’s management does not successfully implement plans intended to mitigate conditions and events disclosed in the going concern considerations included in the financial statements included in this report, our financial condition, liquidity and ability to continue as a going concern may be materially adversely affected.

The financial statements included in this report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and other commitments in the normal course of business.  Part II, Item 8, “Financial Statements —Note 2: Summary of Significant Accounting Policies—Going Concern Considerations” discloses that RAIT’s management considered, as part of its assessment of  RAIT’s ability to continue as a going concern within one year after the date of issuance of these financial statements, the option of holders of the 4.0% convertible senior notes to require RAIT to redeem them in October 2018, the financial covenant compliance requirements of certain of RAIT’s indebtedness, RAIT’s existing non-compliance with and options to cure certain continued listing standards of the NYSE (including the potential implications thereof which are further discussed below) and RAIT’s recurring costs of operating its business. This footnote describes management’s approved plans that are intended to mitigate those conditions and events and notes that, in applying the required accounting guidance, management’s currently approved plans have not met the probable threshold to alleviate the conditions that initially indicated RAIT will be unable to meet its obligations as they become due over the next twelve months.  If these plans or other strategic and financial alternatives are not implemented as RAIT management expects, RAIT’s financial condition, liquidity and ability to continue as a going concern may be materially adversely affected, including, without limitation that RAIT might not be able to satisfy any exercise of the option of holders of 4.0% convertible senior notes to require RAIT to redeem their respective notes in October 2018, that RAIT may not maintain compliance with financial covenants in RAIT indebtedness and that RAIT’s securities may be delisted from the NYSE.

As we execute on the 2018 strategic steps and divest assets, we may be required to record material asset impairment charges, which, while non-cash in nature, could materially and adversely impact our ability to maintain a required ratio or meet a required test set forth in our debt instruments.

As RAIT continues to move forward with the 2018 strategic steps, it intends to divest itself of various assets. Assets expected to be divested include RAIT’s legacy REO portfolio and its retail property management business. As RAIT identifies assets for divestment, RAIT may be required to record non-cash asset impairment charges which may be material. For the year ended December 31, 2017, RAIT incurred non-cash asset impairment charges of $97 million primarily related to the carrying value of certain legacy properties as well as a reduction in the carrying value of RAIT’s retail property management business, reflective of the challenging retail environment. If RAIT needs to recognize further asset impairment charges in future quarters, such charges, while non-cash in nature, could materially and adversely impact our ability to maintain a required ratio or meet a required test set forth in our debt instruments.

Our investments are relatively illiquid which may make it difficult for us to sell such investments in connection with our 2018 strategic steps.

Our commercial real estate loans and our investments in real estate are relatively illiquid investments and we may be unable to vary our portfolio promptly in response to changing economic, financial and investment conditions or dispose of these assets quickly or at all in connection with our 2018 strategic steps. A portion of these investments may be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of these investments may make it difficult for us to sell such investments at a satisfactory price or at all. If we are unable to sell such investments at satisfactory prices, we will not be able to satisfy our obligations as they come due. Any sales of investments we make may result in our recognizing a loss on the sale.

If RAIT management is unable to successfully divest RAIT of the majority of RAIT’s remaining real estate assets releasing cash from those sales and/or distributions on our retained interests in our RAIT I and RAIT II securitizations, to continue to control costs, to sell certain loans and other assets, and to continue to receive repayments of loans as they become due, RAIT expects that its ability to satisfy its obligations would be materially adversely affected.

RAIT’s ability to satisfy its obligations, excluding any obligations that may arise with respect to RAITs non-compliance with the continued listing standards of the NYSE discussed above, arising over the next twelve months, including RAIT’s ability to satisfy any put option exercised by the holders of the 4.0% convertible senior notes and maintaining compliance with its debt covenants depends, in part, on management’s ability to continue to successfully divest RAIT of the majority of RAIT’s remaining real estate assets releasing cash from those sales and/or distributions on our retained interests in our RAIT I and RAIT II securitizations, to continue to control costs, to sell certain loans and other assets, and to continue to receive repayments of loans as they become due.  RAIT management expects that its ability to satisfy its obligations is significantly dependent on its ability to access capital from these asset sales and if RAIT is unable to access this capital significantly in accordance with RAIT’s current expectations, its ability to satisfy its obligations would be materially adversely affected. In addition, our announcement of the 2018 strategic steps may cause potential buyers of our assets to view us as a motivated seller and cause these buyers to seek substantial discounts to the prices we are seeking, which could adversely affect the proceeds we receive from these sales.

Risks related to non-compliance with financing arrangements

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

In addition, there can be no assurance that the lenders under our indentures or any other instruments or agreements governing our current or future indebtedness will not assert that any recent developments, alone or in combination with future developments, give rise to an event of default under such indentures, instruments or other agreements. If an event of default were to be asserted and/or if an event of default was ultimately deemed to have occurred, RAIT's liquidity, financial condition, results of operations and future prospects could be materially and adversely impacted.

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

Holders of our 7.00% Convertible Senior Notes due 2031, or the 7.0% notes, have the right to require us to repurchase for cash all or part of their notes on each of April 1, 2021 and April 1, 2026 at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the relevant repurchase date. In addition, holders of our 4.00% Convertible Senior Notes due 2033, or the 4.0% notes, have the right to require us to repurchase for cash all or part of their notes on each of October 1, 2018, October 1, 2023 and October 1, 2028 at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the relevant repurchase date. In addition, if we undergo a defined fundamental change, holders of the 7.0% notes and the 4.0% notes may require us to repurchase for cash all or part of their notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. Any such repurchases will reduce our liquidity and may require us to generate additional liquidity which may be less favorable to us than the terms of the convertible senior notes repurchased and so adversely affect our financial performance.

Our issuance of Series D preferred shares with redemption rights may increase our risk of loss if we need to satisfy these redemption rights.

We have issued our Series D preferred shares of beneficial interest which provide a holder with redemption rights in defined circumstances. While these Series D preferred shares provide that any exercise of such redemption may be satisfied by RAIT issuing a note with a maturity date 180 days from the relevant redemption date, the exercise of these redemption rights may adversely affect our liquidity and reduce amounts available for distribution to our shareholders. Events which have occurred or may occur in the future may come within the circumstances giving rise to such redemption rights. In addition, RAIT must redeem the Series D preferred shares with up to $38,941,000 of net proceeds received from the loans and other investments made with the proceeds of the issuance of the Series D preferred shares. This redemption provision became effective in October 2017 in the case of net proceeds received by RAIT from the sale or payoff of investments other than CMBS and CMBS loans and beginning in October 2019 includes net proceeds received by RAIT from the sale or payoff of CMBS and CMBS loans, in each case, at a redemption price of $25.00 per share, plus accumulated and unpaid dividends. The net proceeds used in these redemptions may not be sufficient to redeem the Series D preferred shares or may otherwise adversely affect our liquidity and reduce amounts available for distribution to our shareholders. We received a notice on February 14, 2018 from the holder of the Series D preferred shares describing purported breaches of related documents to the Series D preferred shares which the notice alleges constituted a default event and a mandatory redemption triggering event under the Series D preferred shares and stating that the holder was exercising its mandatory redemption right defined in the Series D preferred shares, provided that the holder has extended the time when the notice becomes effective through June 9, 2018.  If the holder was able to require us to redeem the Series D preferred shares that would materially adversely affect our liquidity and capital resources. See “Item 9B. Other Information” below for a description of the extension agreement with the holder extending the period of time before this notice would become effective.  This extension agreement also has requirements for us to use reasonable best efforts to sell specified assets and use the net proceeds to redeem the Series D preferred shares on certain terms and conditions.  If our securities listed on the NYSE were delisted or ceased to trade on the NYSE or another defined trading market after June 9, 2018, this could ultimately provide the holder with redemption rights in certain circumstances.

If we fail to regain and maintain compliance with the continued listing standards of the NYSE, it may result in the delisting of our common shares and other securities from the NYSE and have other negative implications under our convertible senior notes, secured notes, material agreements with lenders and counterparties and our Series C preferred shares and Series D preferred shares.

On September 21, 2017, RAIT received the NYSE Notice from the NYSE that RAIT was not in compliance with an NYSE continued listing standard because the average closing price of RAIT’s common shares fell below $1.00 over a consecutive 30 trading-day period ending September 15, 2017.  RAIT has informed the NYSE that it currently intends to seek to cure the price condition by proposing a reverse stock split or other action that may require approval of its shareholders.  Under NYSE listing standards, RAIT must obtain the shareholder approval by no later than RAIT’s next annual meeting and must implement the action promptly thereafter. In this event, the price condition will be deemed cured if the price promptly exceeds $1.00 per share, and the price remains above the level for at least the following 30 trading days. Our common shares could also be delisted if the trading price of our common shares on the NYSE is abnormally low, which has generally been interpreted to mean at levels below $0.16 per share, or if our average market capitalization over a consecutive 30 day-trading period is less than $15.0 million. In these events, we would not have an opportunity to cure the deficiency, and our shares would be suspended from trading on the NYSE immediately, and the NYSE would begin the process to delist our securities, subject to RAIT’s right to appeal under NYSE rules.  We cannot assure you that any appeal we undertake in these or other circumstances would be successful. While RAIT is considering various options it may take in an effort to cure this deficiency and regain compliance with Rule 802.01C of the NYSE Listed Company Manual, including potentially proposing to its stockholders that they approve a reverse stock split, no assurance can be given that RAIT will be able to regain compliance with the aforementioned listing requirement or maintain compliance with the other continued listing requirements set forth in the NYSE Listed Company Manual.

If RAIT’s common shares ultimately were to be suspended from trading on, and/or ultimately, delisted from, the NYSE for any reason, it could have material adverse consequences on RAIT including, among others: materially adversely affect the trading price of our common shares and the ability to trade in our common shares, triggering the right of holders of our senior secured notes and our convertible senior notes to require us to repurchase their notes, satisfying one condition which, if all other relevant conditions were satisfied, would trigger an increased dividend rate on RAIT’s series C preferred shares, could trigger redemption rights under our Series D preferred shares, could trigger non-compliance with covenants applicable to RAIT’s series D preferred shares and would likely result in the delisting of our preferred shares and senior notes currently listed on the NYSE.  If RAIT failed to repay any senior secured notes or convertible senior notes for which the holders exercised repurchase rights, it could trigger cross defaults under, and ultimately the acceleration of, other RAIT indebtedness, which we would be unlikely to be able to satisfy.

If RAIT’s common shares were to be suspended from trading on, and/or ultimately delisted from, the NYSE for any reason, while RAIT would seek alternative trading platforms for RAIT’s publicly traded securities, such as the OTCQB, this would be limited by the need for RAIT to meet any initial or continued trading requirements of such platform and there can be no assurance the trading in RAIT’s publicly traded securities would not be materially adversely affected by any such suspension or delisting.

Many of the exchange traded funds, mutual funds and similar types of investment vehicles holding our common shares require a stock to be listed on a stock exchange, maintain a minimum market capitalization, or be included in the Russell 2000, a stock index, among other requirements.  If RAIT ceases to qualify for inclusion in any of these vehicles because RAIT is delisted from the NYSE and is not listed or quoted on another qualifying stock exchange or other trading platform, RAIT’s market capitalization falls below the minimum required by these vehicles, RAIT is removed from the Russell 2000 or RAIT fails to meet any other of the requirements of these vehicles, these vehicles may be required to sell their holdings of RAIT common shares which may create selling pressure that could reduce the trading price of RAIT’s common shares.

Other business risks

Changes in general economic conditions may adversely affect our business.

Our business and operations depend on the commercial real estate industry generally, which in turn depends upon broad economic conditions in the U.S. and abroad. A worsening of economic conditions would likely have a negative impact on the commercial real estate industry generally and on our business and operations specifically. Additionally, disruptions in the global economy may also have a negative impact on the commercial real estate market domestically. Adverse conditions in the commercial real estate industry could harm our business and financial condition by, among other factors, reducing the value of our existing assets, limiting our access to debt and equity capital, limiting our ability to sell our assets and otherwise negatively impacting our operations.  See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Trends That May Affect Our Business” for a description of some of the specific economic trends that may affect our business.

Loss of our management team or the ability to attract and retain key employees could harm our business.

The real estate finance business is very labor-intensive. We depend on our management team to manage our investments. The market for skilled personnel is highly competitive and has historically experienced a high rate of turnover. Due to the nature of our business, we compete for qualified personnel not only with companies in our business, but also in other sectors of the financial services industry. Competition for qualified personnel may lead to increased hiring and retention costs. We cannot guarantee that we will be able to attract or retain qualified personnel at reasonable costs or at all. If we are unable to attract or retain a sufficient number of skilled personnel at manageable costs, it could impair our ability to manage our investments and execute our investment strategies successfully, thereby reducing our earnings.

On February 21, 2018, Scott L.N. Davidson, our former Chief Executive Officer and President, pursuant to his previously disclosed employment agreement with us provided notice to RAIT of his intent to resign from his employment with RAIT for “Good Reason” (as defined in his employment agreement). While RAIT and Mr. Davidson entered into a separation agreement, each reserved their respective rights as to whether “Good Reason” exists, under which Mr. Davidson’s employment with RAIT terminated effective February 28, 2018.  We may incur additional expenses and severance costs in connection with Mr. Davidson’s separation from RAIT.

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

Shareholders may from time to time engage in proxy solicitations, advance shareholder proposals or board nominations or otherwise attempt to effect changes, assert influence or acquire some level of control over us.  Our announcement of the 2018 strategic steps may increase the likelihood that activist shareholders may act against us.

While our board and management team strive to maintain constructive, ongoing communications with all of RAIT’s shareholders and welcomes their views and opinions with the goal of enhancing value for all stakeholders and the depth and breadth of our board, an activist campaign could have an adverse effect on us because:

•Responding to such actions by activist shareholders can disrupt our operations, are costly and time-consuming, and divert the attention of our board and senior management team from the pursuit of business strategies, which could adversely affect our results of operations and financial condition;

•Perceived uncertainties as to our future direction as a result of changes to the composition of our board may lead to the perception of a change in the direction of the business, instability or lack of continuity which may be exploited by our competitors, cause concern to our current or potential clients, may result in the loss of potential business opportunities and make it more difficult to attract and retain qualified personnel and business partners;

•These types of actions could cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business;

•If individuals are elected to our board with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our shareholders; and

•If a proxy contest by an activist investor that seeks to replace at least a majority of the members of the board was successful, a change in control of the board may be deemed to have occurred under certain of our material contracts and agreements, and such a change in control may trigger certain fundamental change and/or change in control provisions, payments, and/or redemptions under certain of our outstanding indebtedness, our employment agreements with our named executive officers, our equity compensation plans and possibly other of our plans and agreements.

Our succession planning may be insufficient which would reduce the effectiveness of the management of our business and increase exposure to disruption if members of current management become unavailable unexpectedly.

RAIT has a limited number of executive officers and leadership talent within RAIT may not be sufficiently developed and/or recruitment outside RAIT may not occur within time frames providing for orderly succession, if needed, in the future which could reduce the effectiveness of the management of our business overall or particular business functions and increase exposure to disruption if members of current management become unexpectedly unavailable.

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

Historically, we have been subject to significant competition in all of our business lines. After the implementation of the 2018 strategic steps, our competition is primarily sellers of other assets similar to those in our portfolio. We compete with many third parties engaged in finance and real estate investment activities, including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms and broker-dealers, property managers, investment advisers, lenders, governmental bodies and other entities. Some of these competitors have, or in the future may have, substantially greater financial resources than we do and generally may be able to accept more risk. As such, they have the ability to reduce the risk of loss from any one loan by having a more diversified loan portfolio. They may also enjoy significant competitive advantages that result from, among other things, a lower cost of, and greater access to, capital and enhanced operating efficiencies. An increase in the general availability of funds to lenders, or a decrease in the amount of borrowing activity, may increase competition for selling loans and may reduce obtainable yields or increase the credit risk inherent in the available loans.

Competition may limit the number of suitable opportunities to sell investments offered by us. It may also result in lower purchase prices offered to us, lower yields and a narrower spread of yields over our borrowing costs, making it more difficult for us to sell investments on attractive terms and reducing the fee income we realize from the management and servicing of securitizations.

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

We have engaged in transactions with, and invested in, certain of the securitization vehicles under which we also serve as collateral manager, servicer and/or special servicer, and may continue to do so in the future. These transactions have included, and may include in the future, surrendering for cancellation notes we hold issued by these vehicles and exchanges of our or others’ securities with these vehicles for assets collateralizing these vehicles. In addition, we have previously, and may in the future, purchase investments in these vehicles that are senior or junior to, or have rights and interests different from or adverse to, other investors or credit support providers in the debt or other securities of such securitization vehicles. Such situations may create perceived or actual conflicts of interest between us and such other investors or credit support providers for such investors. Our interests in such transactions and investments may conflict with the interests of such other investors or credit support providers at the time of origination or in the event of a default or restructuring of a securitization vehicle or underlying assets.

Furthermore, if we were involved in structuring the securitization vehicles or such securitization vehicles were structured as our subsidiaries, then our managers may have conflicts between us and other entities managed by them that purchase debt or other securities in such securitization vehicles with regard to setting subordination levels, determining interest rates, pricing the securities, providing for divesting or deferring distributions that would otherwise be made to equity interests, or otherwise setting the amounts and priorities of distributions to the holders of debt and equity interests in the securitization vehicles.

Although we seek to make decisions with respect to our securitization vehicles in a manner that we believe is fair and consistent with the operative legal documents governing these vehicles, perceived or actual conflicts may create dissatisfaction among the other investors in such vehicles or litigation or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and our reputation could be damaged if we fail to deal appropriately with one or more perceived or actual conflicts of interest. Regulatory scrutiny of, or litigation in connection with, such conflicts of interest could materially adversely affect our ability to manage or generate income or cash flow from our securitizations business, cause harm to our reputation and adversely affect our ability to attract investors for future vehicles, if any.

Quarterly results may fluctuate and may not be indicative of future quarterly performance.

Our quarterly operating results could fluctuate; therefore, you should not rely on past quarterly results to be indicative of our performance in future quarters. Factors that could cause quarterly operating results to fluctuate include, among others, variations in the timing of repayments of debt financing, variations in the timing of property sales, variations in the amount of time between our receipt of the proceeds of a securities offering and our investment of those proceeds in loans or other assets, market conditions that result in increased cost of funds or material fluctuations in the fair value of our assets and liabilities, the degree to which we encounter competition in our markets, general economic conditions and other factors referred to elsewhere in this section.

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

The absence of affordable insurance coverage protecting against terrorist attacks may adversely affect the general real estate lending market, lending volume and the market’s overall liquidity and may reduce the number of suitable opportunities available to us and the pace at which we are able to acquire assets. If the properties underlying our interests are unable to obtain affordable insurance coverage, the value of our interests could decline, and in the event of an uninsured loss, we could lose all or a portion of our assets.

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

Combination or “Layering” of Multiple Risks May Significantly Increase Risk of Loss

Although the various risks discussed in this Item are generally described separately, you should consider the potential effects of the interplay of multiple risk factors. Where more than one significant risk factor is present, the risk of loss to our investors may be significantly increased.

Risk related to our financing strategy

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

We are subject to the risks normally associated with debt financing, including the risk that our cash flows will be insufficient to meet required principal and interest payments and the risk that we will be unable to refinance our indebtedness when it becomes due, or that the terms of such refinancing will not be as favorable as the terms of our indebtedness. Included in our debt instruments are provisions providing for the lump sum payment of significant amounts of principal, whether upon maturity, upon the exercise of any applicable put rights or otherwise, which we refer to as balloon payments. Most of our debt provides for balloon payments that are payable at maturity. If collateral underlying any secured credit facility we are party to defaults or otherwise fails to meet specified conditions, we may have to repay that facility to the extent it was secured by that collateral. Our ability to make these payments when due will depend upon several factors, which may not be in our control. These factors include our liquidity or our ability to convert assets owned by us into liquidity on or prior to such put or maturity dates and the amount by which we have been able to reduce indebtedness prior to such put or maturity date through exchanges, refinancing, extensions, collateralization or other similar transactions (any of which transactions may also have the effect of reducing liquidity or liquid assets). Our ability to accomplish these goals will be affected by various factors existing at the relevant time, such as the state of the national and regional economies, local real estate conditions, available interest rate levels, the lease terms for and equity in any related collateral, our financial condition and the operating history of the collateral. If we are unable to pay, redeem, restructure, refinance, extend or otherwise enter into transactions to satisfy any of our debt, this could result in defaults under, and acceleration of, our debt and we may be required to sell assets in significant amounts and at times when market conditions are not favorable, which could result in our incurring significant losses.

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

Our financing arrangements contain covenants that restrict our operations, and any default under these arrangements could materially adversely affect our operations and accelerate our indebtedness, and inhibit our ability to pay distributions to our shareholders.

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

When we engage in repurchase transactions, we generally sell securities and/or loans to lenders (i.e., repurchase agreement counterparties) in return for cash from the lenders. The lenders then are obligated to resell the same securities and/or loans to us at the end of the term of the transaction. In a repurchase agreement, the cash we receive from a lender when we initially sell the securities and/or loans to such lender is less than the value of the securities and/or loans sold. If the lender defaults on its obligation to resell the same securities and/or loans to us under the terms of a repurchase agreement, we will incur a loss on the transaction equal to the difference between the value of the securities and/or loans sold and the cash we received from the lender (assuming there was no change in the value of the securities and/or loans). We also would lose money on a repurchase transaction if the value of the underlying securities and/or loans has declined as of the end of the transaction term, as we would have to repurchase the securities and/or loans for the amount of cash we received from such securities and/or loans but may receive securities and/or loans worth less than that amount. Further, if we default on one of our obligations under a repurchase transaction, the lender will be able to terminate the transaction and cease entering into any other repurchase transactions with us. Our repurchase agreements generally contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements also could declare a default. If a default occurs under any of our repurchase agreements and the lenders terminate one or more of their repurchase agreements, we may need to enter into replacement repurchase agreements with different lenders. There can be no assurance that we will be successful in entering into such replacement repurchase agreements on the same terms as the repurchase agreements that were terminated or at all. Any losses that we incur on our repurchase transactions could adversely affect our earnings.

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

Our previous participation in the market for nonrecourse long-term securitizations may expose us to risks that could result in losses.

We have previously participated in the market for nonrecourse long-term securitizations by contributing loans to securitizations led by various large financial institutions and by leading securitizations on mortgage loans we originated and participation interests therein. To date, when we have acted as a mortgage loan seller into, and as an issuer, sponsor and/or depositor of, securitizations, we have been obligated to assume liabilities, including with respect to representations and warranties required to be made for the benefit of investors. In particular, in connection with any particular securitization, we: (i) made certain representations and warranties regarding ourselves and the characteristics of, and origination process for, the mortgage loans that we contribute to the securitization; (ii) undertook to cure, or to repurchase or replace any mortgage loan that we contribute to the securitization that is affected by a material breach of any such representation and warranty or a material loan document deficiency; and (iii) assumed, either directly or through the indemnification of third-parties, potential securities law liabilities for disclosure to investors regarding ourselves and the mortgage loans that we contribute to the securitization. When we lead securitizations as issuer, we assume, either directly or through indemnification agreements, additional potential securities law liabilities and third-party liabilities beyond the liabilities we would assume when we act only as a mortgage loan seller into a securitization.

Pursuant to the Dodd-Frank Act, various federal agencies have promulgated, or are in the process of promulgating, regulations and rules with respect to various issues that affect securitizations, including: (i) a rule requiring that sponsors in securitizations retain 5% of the credit risk associated with securities they issue; (ii) requirements for additional disclosure; (iii) requirements for additional review and reporting (including revisions to Regulation AB); and (iv) restrictions designed to prohibit conflicts of interest. The risk retention rule (as it relates to CMBS) became effective in December 2016 and requires retention of at least 5% of the fair value of all securities issued in connection with a securitization for a certain period of time and can be satisfied by (i) retention of a horizontal tranche (i.e., in one or more subordinate classes), (ii) retention of a vertical security or interest in each class of securities issued in connection with the securitization or (iii) a combination of vertical and horizontal strips. The risk (with respect to CMBS) must be retained by the sponsor, certain mortgage loan originators or, upon satisfaction of certain requirements, up to two third-party purchasers of interests in the securitization. Other regulations have been and may ultimately be adopted. The risk retention rules and other rules and regulations that have been adopted or may be adopted will alter the structure of securitizations in the future and could pose additional risks to or reduce or eliminate the economic benefits of our current securitizations to us. In addition, such rules and regulations could reduce or eliminate the economic benefits of securitization or discourage traditional issuers, underwriters, subordinated security investors or other participants from participating in future securitizations and affect the availability of securitization platforms into which we can contribute mortgage loans.

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

Under the indentures for the notes, or the CDO notes, issued to unaffiliated investors by RAIT I and RAIT II, since the CDO notes were not redeemed in full prior to the distribution date occurring in November 2016, in the case of RAIT I, and June 2017, in the case of RAIT II, then an auction of the collateral assets of RAIT I or RAIT II, as relevant, will be periodically conducted by the relevant trustee and, if certain conditions set forth in the relevant indenture are satisfied, such collateral assets will be sold at the auction and the relevant CDO notes will be redeemed, in whole, but not in part, on such distribution date. No redemption of the CDO notes may occur unless proceeds of the auction, together with other defined available redemption funds, are sufficient to pay the defined total senior redemption amount. If such conditions are not satisfied and the auction is not successfully conducted on such distribution date, the relevant trustee will conduct auctions on a periodic basis until the relevant CDO notes are redeemed in full. Our liquidity and financial performance may be adversely affected if the proceeds of any auction sales are lower than our valuation of such assets or if we acquire such assets in such auctions on more costly terms than the terms of RAIT I and RAIT II. In addition, our returns on the preference shares and our other equity we hold in RAIT I and RAIT II may be reduced or eliminated if auctions are held when the total senior redemption amount does not include the payment of an internal rate of return on such preference shares. We refer to the auctions contemplated by such indentures as the auction process

RAIT II is the plaintiff in an action captioned RAIT Preferred Funding II, Ltd. v. CWCapital Asset Management LLC, et al.–Index No. 651729/2016 (Sup. Ct. N.Y.) and the adverse resolution of this matter could have a material adverse effect on our financial condition and results of operations.

RAIT II filed an amended complaint against CWCapital Asset Management, LLC, or CWCapital, Wells Fargo Bank N.A., or Wells Fargo, and U.S. Bank N.A., or U.S. Bank. This action concerns a loan, or the mortgage loan, to a non-party borrower, or the borrower, in 2007.  RAIT II purchased $18.5 million of the mortgage loan for which it holds a promissory note, or note B.  U.S. Bank is the trustee for a securitization trust that purchased the remaining $190.0 million of the mortgage loan and for which it also held a promissory note, or note A.  CWCapital is the special servicer and Wells Fargo is the master servicer for the mortgage loan (including note A and note B).  The mortgage loan was repaid in May of 2017, and CWCapital and the other defendants have alleged that RAIT II was not entitled to receive any payoff of principal under note B pursuant to the subordination and other provisions of the co-lender agreement.  During the year ended December 31, 2017, RAIT charged off its $18.5 million loan as a result.  RAIT II alleges, among other things, that the defendants breached certain of their obligations under the operative documents and RAIT should have received, among other things, all of its $18.5 million principal under note B.  The adverse resolution of this matter could have a material adverse effect on our financial condition and results of operations.  For a description of this action, see “Item 3—Legal Proceedings” below.

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

Future issuances of our securities in the public or private markets or to one or more of our stakeholders in negotiated transactions could adversely affect the trading price of our publicly traded securities and substantially dilute existing shareholders.

Future issuances of our securities in the public or private markets or to one or more of our stakeholders in negotiated transactions could result in substantial dilution to existing shareholders, could potentially adversely affect the trading price of our publicly traded securities and could further impair our ability to raise capital or exchange new securities issued by us for other of our securities.  This is particularly true if such sales occur at depressed stock prices, such as those currently existing.  In addition, the perceived risk of dilution may cause some shareholders to sell their shares, which may further reduce the market price of our common shares.

We have not established a minimum dividend payment level and we cannot assure you of our ability to pay dividends in the future or the amount of any dividends.

The board has determined to suspend paying a dividend on RAIT’s common shares. The board currently expects to continue to review and determine the dividends on RAIT’s common shares on a quarterly basis. The board also expects to continue to review and determine the dividends on RAIT’s preferred shares on a quarterly basis. Our board determines the amount and timing of any distributions. In making this determination, our trustees consider a variety of relevant factors, including, without limitation, REIT minimum distribution requirements, the amount of cash available for distribution, restrictions under Maryland law, capital expenditures and reserve requirements and general operational requirements. We cannot assure you that we will be able to make distributions in the future. Any of the foregoing could adversely affect the market price of our publicly traded securities.

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

We expect repayments of loans collateralizing RAIT I, RAIT II and the FL securitizations outside their contractual maturities to continue which we expect will reduce our returns from these securitizations.

We expect repayment of the loans collateralizing RAIT I, RAIT II and the FL securitizations outside their contractual maturities to continue. We expect this will reduce our returns from these securitizations. If we are unable to replace these returns, our financial performance may be adversely affected.

We receive servicing and special servicing fees pursuant to servicing agreements with RAIT I, RAIT II and the FL securitizations for services we provide as the servicer and special servicer. If these or any similar servicing agreements are terminated, if the loans serving as collateral for a securitization are prepaid or go into default or if the notes issued by these securitizations are repaid or redeemed, the servicing fees will be reduced or eliminated.

We receive servicing fees pursuant to servicing agreements for acting as the servicer and special servicer of each of RAIT I, RAIT II and the FL securitizations. If all the notes issued by RAIT I, RAIT II or any of the FL securitizations are repaid or redeemed, or if a servicing agreement is otherwise terminated, we will no longer receive servicing fees from RAIT I, RAIT II or the affected FL securitization, as applicable. In general, these servicing agreements may be terminated upon the occurrence of a termination event, which includes our failure to remit required payments, make required advances, material breaches of covenants or representations, defined bankruptcy and insolvency events and a ratings downgrade citing servicing concerns as a material factor. Furthermore, the fees payable by each securitization are based on the total amount of collateral held by the securitization. If the assets serving as collateral for a securitization are prepaid or go into default, we will receive lower servicing fees than expected or the servicing fees may be eliminated.

If we lose our rating as a commercial mortgage loan primary servicer and special servicer by Standard & Poor’s and by Morningstar or if any of the bonds in our FL securitizations are downgraded, qualified or put on a watch list by the relevant rating agency citing servicing concerns as the sole or a material factor, our fee income might be reduced.

We are rated as a commercial mortgage loan primary servicer and special servicer by Standard & Poor’s and by Morningstar. If we were to lose either of these ratings, we might need to incur additional expenses in order to regain our rating or obtain comparable credentials from other persons to continue to provide servicing services generating fee income under our arrangements with securitizations or enter into sub-servicing or other arrangements with third parties in order to continue to earn such fees. Such expenses or arrangements might reduce our fee income. Standard & Poor’s has downgraded our rating and this increases the chance that one or more of these adverse consequences will occur. In addition, if any of the bonds in our FL securitizations are downgraded, qualified or put on a watch list by the relevant rating agency citing servicing concerns as the sole or a material factor, we may be terminated as the servicer and/or special servicer of such securitization and our fee income may also be reduced.

Risks relating to financial reporting requirements and fair value determinations

If we deconsolidate any of RAIT I, RAIT II or the FL securitizations, it may have a material effect on our financial statements.

Our consolidated financial statements reflect our accounts and the accounts of our subsidiaries and other entities in which we have a controlling financial interest. If we were to determine that our interests in any of these entities no longer made us have a controlling financial interest, our determination to consolidate such entities would change. If we deconsolidate any of these entities for these or any other reasons, the assets, liabilities, equity and income in our financial statements may be changed significantly. We may consider disposing of part or all of our direct or indirect retained interests in any or all of RAIT I, RAIT II or the FL securitizations as part of the 2018 strategic steps which would likely replace assets, liabilities, equity and income in our financial statements from these securitizations with the proceeds of any such disposition which may materially change our financial condition and operating performance.

We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, investor confidence in our Company and, as a result, the value of our common shares.

We are required to report on the effectiveness of our internal controls over financial reporting and include in our Annual Reports on Form 10-K management’s assessment of the effectiveness of such controls. In connection with management’s assessment of our internal control over financial reporting for the year ended December 31, 2017, management identified certain material weaknesses in our internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented or detected and corrected, on a timely basis.

As described in Part II Item 9A “Management’s Report on Internal Control Over Financial Reporting,” in our assessment of our internal controls for the year ended December 31, 2017, management identified a material weakness in our internal control over financial reporting related to not conducting an effective continuous risk assessment process and monitoring activities to modify financial reporting processes and related internal controls impacted by changes in the business operations.  As a result, RAIT did not have effective process level controls over the accuracy of data inputs used in the valuation of a financial liability and did not investigate and resolve a difference identified by a reconciliation control related to a financial asset.

Management expects to remediate this material weakness by implementing enhancements to our risk assessment process and monitoring activities to ensure timely identification of changes in the business operations such that necessary changes in financial reporting processes and related internal controls are implemented.  Until our remediation plan is fully implemented, our management will continue to devote time and attention to these efforts. If we do not complete our remediation in a timely fashion, or at all, or if our remediation plan is inadequate, there will be an increased risk that we will be unable to timely file future periodic reports with the SEC and that our future consolidated financial statements could contain errors that will be undetected. If we are unable to report our results in a timely and accurate manner, we may not be able to comply with the applicable covenants in our financing arrangements and may be required to seek amendments or waivers under these financing arrangements, which could adversely impact our liquidity and financial condition.

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

Our remediation of the material weakness described above is not complete.  In the event we remediate this material weakness, there can be no assurance that significant deficiencies or material weaknesses will not occur in the future. If we fail to maintain effective internal controls over financial reporting and disclosure controls and procedures in the future, it could result in a material misstatement of our financial statements that may not be prevented or detected on a timely basis, which could cause stakeholders to lose confidence in our reported financial information. Our inability to remedy any additional deficiencies or material weaknesses that may be identified in the future could, among other things, cause us to fail to file timely our periodic reports with the SEC (which may limit our ability to access the capital markets); prevent us from providing reliable and accurate financial information and forecasts or from avoiding or detecting fraud; or require us to incur additional costs or divert management resources to achieve compliance.

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

We may have material geographic concentrations related to our investments in commercial real estate loans and properties. The REITs and real estate operating companies in whose securities we have invested in may also have material geographic concentrations related to their investments in real estate, loans secured by real estate or other investments. We also have material concentrations in the property types that comprise our commercial loan portfolio and in the industry sectors that comprise our unsecured securities portfolio. We also may have material concentrations in the sponsors of properties that comprise our commercial loan portfolio. Where we have any kind of concentration risk in our investments, an adverse development in that area of concentration could reduce the value of our investment and our return on that investment and, if the concentration affects a material amount of our investments, impair our ability to execute our investment strategies successfully, reduce our earnings and reduce our ability to make distributions.

Our due diligence efforts before making an investment may not identify all the risks related to that investment.

Before originating a loan or investment for, or making a loan to or investment in, an entity, we assess the strength and skills of the entity’s management and other factors that we believe will determine the success of the loan or investment. In making the assessment and otherwise conducting customary due diligence, we expect to rely on available resources and, in some cases, an investigation by third parties. This process is particularly important and subjective with respect to newly organized entities because there may be little or no information publicly available about the entities. As a result, there can be no assurance that the due diligence processes we conduct will uncover all relevant facts or that any investment will be successful.

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

Since, in many cases, we own the non-investment grade and unrated debt and equity classes of securitizations, we are in a subordinated and/or “first loss” position because the rights of the securities that we hold are subordinate in right of payment and in liquidation to the rights of higher rated debt securities issued by the securitization entities. Accordingly, we have incurred and may in the future incur significant losses regarding our investments in these securities. In the event of default, we may not be able to recover any or all of our respective investments in these securities. In addition, we may experience significant losses if the underlying portfolio has been overvalued or if the values subsequently decline and, as a result, less collateral is available to satisfy interest, principal and dividend payments due on the related securities. The prices of lower credit quality securities are generally less sensitive to interest rate changes than higher rated investments, but are more sensitive to economic downturns or developments specific to a particular issuer. Current credit market conditions have caused a decline in the price of lower credit quality securities because the ability of obligors on the underlying assets to make principal, interest and dividend payments may be impaired. In addition, existing credit support in a number of the securitizations in which we have invested have been, and may in the future be, insufficient to protect us against loss of our investments in these securities.

Risks relating to our commercial real estate, or CRE, real estate lending business

The commercial mortgage loans in which we have invested and the commercial mortgage loans underlying the CMBS in which we have invested are subject to delinquency, foreclosure and loss, which could result in losses to us that may result in reduced earnings or losses and reduce our ability to pay distributions to our shareholders.

We hold substantial portfolios of commercial mortgage loans and CMBS which are secured by office, retail, industrial and multifamily or other commercial property and are subject to risks of delinquency and foreclosure. The ability of a borrower to repay a non-recourse loan secured by an income-producing property typically depends primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things: tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expense or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, acts of God, terrorism, social unrest and civil disturbances.

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

Foreclosure of a commercial mortgage loan can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan. CMBS evidence interests in or are secured by a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, the mortgage-backed securities in which we have invested are subject to all of the risks of the underlying mortgage loans.

A defaulted commercial real estate loan may become subject to either substantial workout negotiations or restructuring, which may entail, among other things, a substantial reduction in the interest rate, a substantial write-down of principal, and a substantial change in the terms, conditions and covenants with respect to such loan. In addition, such negotiations or restructuring may be quite extensive and protracted over time, and therefore may result in substantial uncertainty with respect to the ultimate recovery on such loan.

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

The frequency at which prepayments (including voluntary prepayments by the borrowers and liquidations due to defaults and foreclosures) occur on our investments can adversely impact our business. Prepayment rates cannot be predicted with certainty, making it impossible to completely insulate us from prepayment or other such risks. Prepayments of our investments in loans may adversely impact our portfolio because investments may experience outright losses in an environment of faster actual or anticipated prepayments or may underperform relative to hedges that the management team may have constructed for such investments (resulting in a loss to our overall portfolio). Additionally, borrowers are more likely to prepay when the prevailing level of interest rates falls, thereby exposing us to the risk that the prepayment proceeds, if reinvested, may be reinvested only at a lower interest rate than that borne by the prepaid obligation.

Our subordinated real estate investments such as mezzanine loans and preferred equity interests in entities owning real estate involve increased risk of loss.

We have invested in mezzanine loans and other forms of subordinated financing, such as investments consisting of preferred equity interests in entities owning real estate. Because of their subordinate position, these subordinated investments carry a greater credit risk than senior lien financing, including a substantially greater risk of non-payment. If a borrower defaults on our subordinated investment or on debt senior to us, our subordinated investment will be satisfied only after the senior debt is paid off, which may result in our being unable to recover the full amount, or any, of our investment. A decline in the real estate market could reduce the value of the property so that the aggregate outstanding balances of senior liens may exceed the value of the underlying property.

Where debt senior to our investment exists, the presence of inter-creditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill” periods) and control decisions made in bankruptcy proceedings relating to borrowers. Bankruptcy and borrower litigation can significantly increase the time needed for us to acquire the underlying collateral in the event of a default, during which time the collateral may decline in value. In addition, there are significant costs and delays associated with the foreclosure process. In the event of a default on a senior loan, we may elect to make payments, if we have the right to do so, in order to prevent foreclosure on the senior loans. When we originate or acquire a subordinated investment, we typically did not have the right to service senior loans. The servicers of the senior loans are responsible to the holders of those loans, whose interests will likely not coincide with ours, particularly in the event of a default. Accordingly, the senior loans may not be serviced in a manner advantageous to us. It is also possible that, in some cases, a “due on sale” clause included in a senior mortgage, which accelerates the amount due under the senior mortgage in case of the sale of the property, may apply to the sale of the property if we foreclose, increasing our risk of loss.

Our investments in subordinate loans, subordinate participation interests in loans and subordinate CMBS rank junior to other senior debt and we may be unable to recover our investment in these loans.

Our investments include subordinate loans (including mezzanine loans), subordinate participation interests in loans and subordinate CMBS. In the event a borrower defaults on a loan and lacks sufficient assets to satisfy our loan, we may suffer a loss of principal or interest. In the event a borrower declares bankruptcy, we may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the loan. In addition, certain of our loans may be subordinate to other debt of the borrower. If a borrower defaults on a loan to us or on debt senior to our loan, or in the event of a borrower bankruptcy, our loan will be satisfied only after the senior debt is paid in full. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend loan documents, assign our loans, accept prepayments, exercise remedies and control decisions made in bankruptcy proceedings relating to borrowers.

In general, losses on a property securing a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, then by the holder of a mezzanine loan or B-Note, if any, then by the “first loss” subordinated security holder (generally, the “B-Piece” buyer) and then by the holder of a higher-rated security. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit, mezzanine loans or B-Notes, and any classes of securities junior to those in which we may invest, we may not be able to recover all of our investment in the securities we purchased. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related mortgage-backed securities, the securities in which we have invested may effectively become the “first loss” position behind the more senior securities, which may result in significant losses to us. The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to adverse economic downturns or individual issuer developments. A projection of an economic downturn, for example, could cause a decline in the price of lower credit quality securities because the ability of obligors of mortgage loans underlying the mortgage-backed securities to make principal and interest payments may be impaired. In such event, existing credit support in the securitization structure may be insufficient to protect us against loss of our principal in these securities.

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

The vast majority of the mortgage loans that we have originated or purchased, and those underlying the CMBS in which we have invested, are nonrecourse loans and the assets securing the loans may not be sufficient to protect us from a partial or complete loss if the borrower defaults on the loan.

Except for customary nonrecourse carve-outs for certain actions and environmental liability, most commercial mortgage loans, including those underlying the CMBS in which we have invested, are effectively nonrecourse obligations of the sponsor and borrower, meaning that there is no recourse against the assets of the borrower or sponsor other than the underlying collateral. In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations. Even if a mortgage loan is recourse to the borrower (or if a nonrecourse carve-out to the borrower applies), in most cases, the borrower’s assets are limited primarily to its interest in the related mortgaged property. Further, although a mortgage loan may provide for limited recourse to a principal or affiliate of the related borrower, there is no assurance of any recovery from such principal or affiliate will be made or that such principal’s or affiliate’s assets would be sufficient to pay any otherwise recoverable claim.

Certain balance sheet loans may be more illiquid and involve a greater risk of loss than long-term mortgage loans.

We originated and acquired balance sheet loans generally having maturities of three years or less, that provide interim financing to borrowers seeking short-term capital for the acquisition or transition (for example, lease up and/or rehabilitation) of commercial real estate. Such a borrower under an interim loan often has identified a transitional asset that has been under-managed and/or is located in a recovering market. If the market in which the asset is located fails to recover according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management and/or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the interim loan, and we bear the risk that we may not recover some or all of our initial expenditure. In addition, borrowers usually use the proceeds of a long-term mortgage loan to repay an interim loan. We may therefore be dependent on a borrower’s ability to obtain permanent financing to repay our interim loan, which could depend on market conditions and other factors.

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

We may not control the special servicing of the mortgage loans or other debt underlying the debt securities in which we have invested and, in such cases, the special servicer may take actions that could adversely affect our interest.

In circumstances where we do not maintain a first mortgage position, overall control over the special servicing of the mortgage loans or other debt underlying the debt securities in which we have invested may be held by a directing certificate holder which is typically appointed by the holders of the most subordinate class of such debt security then outstanding. We ordinarily do not have the right to appoint the directing certificate holder. In connection with the servicing of the specially serviced loans, the related special servicer may, at the direction of the directing certificate holder, take actions that could adversely affect our interest.

Our cash flow loans involve increased risk of loss.

Certain of our commercial mortgage loans, mezzanine loans and preferred equity interests provide for the accrual of interest at specified rates that differ from current payment terms. We refer to these loans as cash flow loans. Although a cash flow loan accrues interest at a stated rate, pursuant to forbearance or other agreements, the borrower is only required to pay interest each month at a minimum rate (which could be zero) plus additional interest up to the stated rate to the extent of all cash flow from the property underlying the loan after the payment of property operating expenses.  Interest income is recognized on our cash flow loans at the specified rates that differ from current payment terms.  In the event our borrowers on our cash flow loans do not ultimately pay these accrued interest receivables, our financial performance will be adversely affected.

Risks related to our investments in real estate

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

There is no guarantee that any tenant will continue to occupy space in the related retail property. The presence of significant tenants or anchor tenants is an important consideration at a retail property. A retail “anchor tenant” or “shadow-anchor tenant” plays a key role in attracting customers to a retail property and making a retail property a desirable location for other tenants, whether or not it is located on the mortgaged property. A significant tenant or anchor tenant ceasing to do business at a retail property could result in realized losses on the mortgage loans or real property that we own. The loss of a significant tenant or anchor tenants may result from the tenant’s voluntary decision not to renew a lease or to terminate it in accordance with its terms, the bankruptcy or economic decline of the tenant, the tenant’s general cessation of business activities or other reasons (including co-tenancy provisions permitting a tenant to terminate a lease prior to its term).

Some tenants at retail properties may be entitled to terminate their leases or pay reduced rent if sales are below certain target levels, or if an anchor tenant or one or more of the larger tenants cease operations at that property or fail to open. If anchor stores in a mortgaged property or real property that we own were to close, the borrower or we may be unable to replace those anchor tenants in a timely manner on similar terms, and customer traffic may be reduced, possibly affecting sales at the remaining retail tenants. The lack of replacement anchors and a reduction in rental income from remaining tenants may adversely affect the borrower’s or our ability to pay current debt service or successfully refinance the mortgage loan or sell the property at or prior to maturity. These risks with respect to an anchored retail property may be increased when the property is a single tenant property.

In addition, various anchor parcels and/or anchor improvements at a mortgaged property may be owned by the anchor tenant (or an affiliate of the anchor tenant) or by a third party, rather than the related borrower or us, and therefore not be part of the related mortgaged property or real property that we own and the related borrower or we may not receive rental income from such anchor tenant.

Current levels of property income may not be maintained due to varying tenant occupancy.

Rental payments from tenants of retail properties typically comprise the largest portion of the net operating income of those mortgaged properties or real property that we own. Tenants at our retail properties may be paying rent but are not yet in occupancy or have signed leases but have not yet started paying rent and/or are not yet in occupancy. Tenants at our retail properties may be in a rent abatement period. There can be no assurance that such tenants will be in a position to pay full rent when the abatement period expires. Risks applicable to anchor tenants (such as bankruptcy, failure to renew leases, early terminations of leases and vacancies) also apply to other tenants. We cannot assure you that the rate of occupancy at the stores will remain at the current levels or that the net operating income contributed by our retail properties will remain at its current or past levels.

Competition may adversely affect the value and cash flow from retail properties.

Retail properties face competition from sources outside their local real estate market. For example, all of the following compete with more traditional retail properties for consumer business:

•	factory outlet centers;
•	discount shopping centers and clubs;
•	video shopping networks;
•	video stores;
•	book stores;
•	catalogue retailers;
•	online retailers
•	home shopping networks;
•	direct mail;
•	internet websites; and
•	telemarketers.

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

Economic decline in the businesses operated by the tenants of office properties may increase the likelihood that the tenants may be unable to pay their rent, which could result in realized losses on the mortgage loans or real property that we own. A number of economic and demographic factors may adversely affect the value of office properties, including:

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

If one or more of the larger tenants at a particular office property were to close or remain vacant, we cannot assure you that such tenants would be replaced in a timely manner or that such replacement tenants would be without incurring material additional costs to the related borrower or us, thus adversely affecting property cash flow.

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

Industrial properties may be adversely affected by reduced demand for industrial space occasioned by a decline in a particular industry segment (for example, a decline in defense spending), and a particular industrial property that suited the needs of its original tenant may be difficult to re-let to another tenant or may become functionally obsolete relative to newer properties. Furthermore, lease terms with respect to industrial properties are generally for shorter periods of time and may result in a substantial percentage of leases expiring in the same year at any particular industrial property. In addition, industrial properties are often more prone to environmental concerns due to the nature of items being stored or type of work conducted at the property. Further, industrial properties may have tenants that are subject to risks unique to their business, such as cold storage facilities. Because of seasonal use, leases at such facilities are customarily for shorter terms, making income potentially more volatile than for properties with longer term leases. In addition, such facilities may require customized refrigeration design, which in those cases would render them less readily convertible to alternative uses.

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

Our properties, and the properties underlying our loans, have comprehensive insurance in amounts we believe are sufficient to permit the replacement of the properties in the event of a total loss, subject to applicable deductibles. There are, however, certain types of losses, such as earthquakes, sinkholes, floods, hurricanes and terrorism that may be insurable with very high deductibles, uninsurable or not economically insurable. Also, inflation, changes in building codes and ordinances, environmental considerations and other factors might make it impractical to use insurance proceeds to replace a damaged or destroyed property. If any of these or similar events occurs, it may reduce our return from an affected property and the value of our investment. If we suffered substantial losses with applicable deductibles, we may not have sufficient resources to pay such deductibles which would adversely affect our ability to recover from such losses.

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

Lease expirations, lease defaults and lease terminations may result in reduced revenue from our real estate if the lease payments received from replacement tenants are less than the lease payments received from the expiring, defaulting or terminating tenants. In addition, lease defaults by one or more significant tenants, lease terminations by tenants following events causing significant damage to the property or takings by eminent domain, or the failure of tenants under expiring leases to elect to renew their leases, could cause us to experience long periods with reduced or no revenue from a property and to incur substantial capital expenditures in order to obtain replacement tenants. See Item 2— “Properties,” for a ten-year lease expiration schedule for our non-residential properties as of December 31, 2017.

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

We believe that we have been organized and operated in a manner that will allow us to qualify as a REIT. We have not requested, and do not plan to request, a ruling from the IRS that we and our REIT affiliates qualify as a REIT and any statements in our filings or the filings of our REIT affiliates with the SEC are not binding on the IRS or any court. Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions, for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may also affect our abilities and those of our REIT affiliates to qualify as a REIT. In order to qualify as a REIT, we and our REIT affiliates must each satisfy a number of requirements, including requirements regarding the composition of our respective assets and sources of our respective gross income. Also, we must each make distributions to our respective shareholders aggregating annually at least 90% of our respective net taxable incomes, excluding net capital gains. In addition, our respective ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership or REIT for U.S. federal income tax purposes. As an example, to the extent we have invested in preferred equity securities of other REIT issuers, our qualification as a REIT will depend upon the continued qualification of such issuers as REITs under the Internal Revenue Code. Accordingly, unlike other REITs, we and our REIT affiliates may be subject to additional risk regarding our respective ability to qualify and maintain our respective qualification as a REIT. The cessation of our origination of new assets pursuant to the 2018 strategic steps, our operations and our liquidity may adversely impact our and our REIT affiliates’ ability to meet REIT requirements and we and our REIT affiliates may be less able to make changes to our respective investment portfolios to adjust our respective REIT qualifying assets and income depending on our respective ability to deploy capital and maintain assets under management.

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

Our or our REIT affiliates’ respective taxable income may substantially exceed our or their respective net income as determined by accounting principles generally accepted in the United States, or GAAP, because, for example, expected capital losses will be deducted in determining our respective GAAP net income, but may not be deductible in computing our or their respective taxable income. GAAP net income may also be reduced to the extent we or our REIT affiliates have to “markdown” the value of our respective assets to reflect their current value. Prior to the sale of such assets, those mark-downs do not comparably reduce taxable income. In addition, we or our REIT affiliates have invested in assets including the equity of securitization entities that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets. This taxable income may arise for us in the following ways:

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

•

Our or our REIT affiliates’ loan terms may provide for both an interest “pay” rate and “accrual” rate. When this occurs, we recognize interest based on the accrual rate, subject to management’s determination of collectability, but may only receive cash at the pay rate until maturity of the loan, at which time all accrued interest is due and payable.

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

We may distribute taxable dividends that are payable in shares of our common stock. If we were to make such a taxable distribution of shares of our stock, shareholders would be required to include the full amount of such distribution as income. As a result, a shareholder may be required to pay tax with respect to such dividends in excess of cash received. Accordingly, shareholders receiving a distribution of our shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a shareholder sells the shares it receives as a dividend in order to pay such tax, the sale proceeds may be less than the amount included in income with respect to the dividend. Moreover, in the case of a taxable distribution of shares of our stock with respect to which any withholding tax is imposed on a non-U.S. shareholder, we may have to withhold or dispose of part of the shares in such distribution and use such withheld shares or the proceeds of such disposition to satisfy the withholding tax imposed. While the IRS in certain private letter rulings has ruled that a distribution of cash or shares at the election of a REIT’s shareholders may qualify as a taxable stock dividend if certain requirements are met, it is unclear whether and to what extent we will be able to pay taxable dividends in cash and shares of common stock in any future period. In addition, if a significant number of our shareholders determine to sell sell our common shares in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common shares.

Legislative, regulatory or administrative changes could adversely affect us or our stockholders.

Legislative, regulatory or administrative changes could be enacted or promulgated at any time, either prospectively or with retroactive effect, and may adversely affect us and/or our stockholders.

On December 22, 2017 the Tax Cuts and Jobs Act (“TCJA”) was signed into law. The TCJA makes significant changes to the U.S. federal income tax rules for taxation of individuals and corporations, generally effective for taxable years beginning after December 31, 2017. In addition to reducing corporate and individual tax rates, the TCJA eliminates or restricts various deductions. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The TCJA makes numerous large and small changes to the tax rules that do not affect the REIT qualification rules directly but may otherwise affect us or our stockholders.

While the changes in the TCJA generally appear to be favorable with respect to REITs, the extensive changes to non-REIT provisions in the Code may have unanticipated effects on us or our stockholders. Moreover, Congressional leaders have recognized that the process of adopting extensive tax legislation in a short amount of time without hearings and substantial time for review is likely to have led to drafting errors, issues needing clarification and unintended consequences that will have to be revisited in subsequent tax legislation. At this point, it is not clear if or when Congress will address these issues or when the Internal Revenue Service will issue administrative guidance on the changes made in the TCJA.

We urge you to consult with your own tax advisor with respect to the status of the TCJA and other legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock

Dividends paid by REITs do not qualify for the reduced tax rates provided under current law.

Dividends paid by REITs are generally not eligible for the reduced 15% maximum tax rate for dividends paid to individuals (20% for those with taxable income above certain thresholds that are adjusted annually under current law).  The more favorable rates applicable to regular corporate dividends could cause stockholders who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends to which more favorable rates apply, which could reduce the value of the stock of REITs.  However, under the TCJA regular dividends from REITs are treated as income from pass-through entity and are eligible for a 20% deduction. As a result, our regular dividends will be taxed at 80% of an individual marginal tax rate. The current maximum rate is 37% resulting in a maximum tax rate of 29.6% on our dividends. Dividends from REITs as well as regular corporate dividends will also be subject to a 3.8% Medicare surtax for taxpayers with modified adjusted gross income above $200,000 (if single) for $250,000 (if married and filing jointly).

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

Our taxable income may substantially differ from our net income based on GAAP. For example, interest income on our mortgage related securities does not necessarily accrue under an identical schedule for U.S. federal income tax purposes as for accounting purposes. Please see Part II, Item 8, “Financial Statements and Supplementary Data—Note 14: Income Taxes” for further information.

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

Our qualification as a REIT and exemption from U.S. federal income tax with respect to certain assets may be dependent on the accuracy of legal opinions or advice rendered or given or statements by the issuers of assets that RAIT has acquired or hereafter acquires, if any, and the inaccuracy of any such opinions, advice or statements may adversely affect RAIT’s REIT qualification and result in significant corporate-level tax.

When purchasing securities, if any, RAIT may rely on opinions or advice of counsel for the issuer of such securities, or statements made in related offering documents, for purposes of determining whether such securities represent debt or equity securities for U.S. federal income tax purposes, and also to what extent those securities constitute REIT real estate assets for purposes of the REIT asset tests and produce income which qualifies for purposes of the REIT income tests. In addition, when purchasing the equity tranche of a securitization, if any, RAIT may rely on opinions or advice of counsel regarding the qualification of the securitization for exemption from U.S. corporate income tax and the qualification of interests in such securitization as debt for U.S. federal income tax purposes. The inaccuracy of any such opinions, advice or statements may adversely affect RAIT’s REIT qualification and result in significant corporate-level tax.

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

Any domestic TRSs that we or our REIT affiliates own or that we or our REIT affiliates acquire in the future, if any, will pay U.S. federal, state and local income tax on their taxable income, and their after-tax net income will be available for distribution but will not be required to be distributed.

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

Any origination fees we or our REIT affiliates receive will not be qualifying income for purposes of the 75% or 95% gross income tests applicable to REITs under the Internal Revenue Code. We have typically received, and our REIT affiliates have received, initial payments, or “points,” from borrowers as commitment fees or additional interest. So long as the payment is for the use of money, rather than for other services provided by us or our REIT affiliates, we believe that this income should not be classified as non-qualifying origination fees. However, the Internal Revenue Service may seek to reclassify this income as origination fees instead of commitment fees or interest. If we cannot satisfy the Internal Revenue Code’s income tests as a result of a successful challenge of our classification of this income, we may not qualify as a REIT. Any fees for services, such as advisory fees or broker-dealer fees, received by us or our REIT affiliates will not qualify for either income test. Any such fees earned by a TRS of ours or of one of our REIT affiliates would not be subject to tax, and any distributions from TRSs would be qualifying income for purposes of the 95% gross income test but not for the 75% gross income test.

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

Potential regulatory action poses a significant risk to our reputation and thereby to our business. Our business is subject to extensive regulation in the United States. We operate our business so as to comply with the Internal Revenue Code’s REIT rules and regulations and so as to remain exempt from registration as an investment company under the Investment Company Act. In addition, we are subject to regulation under the Exchange Act and various other statutes. A number of our investing activities are subject to regulation by various U.S. state regulators. Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of our business, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular businesses. A failure to comply with the obligations imposed by any of the regulations binding on us or to maintain any of the licenses required to be maintained by us could result in investigations, sanctions, monetary penalties and reputational damage.

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

Where our subsidiary provides collateral management, servicing or advisory services solely to one or more entities that do not invest in “securities” or regarding assets that are not “securities portfolios” that provide sufficient “regulatory assets under management”, as such terms are defined in the Investment Advisers Act, such subsidiary will not engage in activities that would require it to register as an investment adviser under the Investment Advisers Act. We have determined that RAIT Partnership does not need to register as an investment adviser for RAIT Partnership’s collateral management services to RAIT I and RAIT II or RAIT Partnerhip’s affiliates providing servicing to the FL securitizations, RAIT I and RAIT II. We have not requested the SEC to approve our determination that these subsidiaries do not need to register as investment advisers under the Investment Advisers Act and the SEC has not done so. If the SEC or any applicable state regulatory authority were to disagree with our determination, we would need to register those companies as investment advisers and comply with all applicable requirements, which might require those subsidiaries to adjust the manner in which they provide services which could hinder their respective operating performance and negatively impact their respective business and subject them to additional regulatory burdens and costs that they are not currently subject to.

In addition, our settlement in 2015 with the SEC of its investigation concerning our subsidiary, Taberna Capital Management, LLC, or TCM, restricts our ability (including the ability of RAIT Partnership) to serve as an investment advisor until September 2018, which may require us to forgo opportunities.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

For our investments in real estate, the leases for our multi-family properties are generally one-year or less and leases for our office and retail properties are operating leases. The following table represents a ten-year lease expiration schedule for our non-residential properties as of December 31, 2017.

Year of Lease Expiration (December 31,)	Number of Leases Expiring during the Year	Rentable Square Feet Subject to Expiring Leases	Final Annualized Rent under Expiring Leases (in 000's) (a)	Final Annualized Rent per Square Foot under Expiring Leases	Percentage of Total Final Annualized Base Rent Under Expiring Leases	Cumulative Total
2018	195	278,937	$3,376,236	$12.10	13.1%	13.1%
2019	40	85,101	1,395,174	16.39	5.4%	18.5%
2020	33	328,795	3,481,579	10.59	13.6%	32.1%
2021	30	224,463	2,930,883	13.06	11.4%	43.5%
2022	31	203,382	2,943,790	14.47	11.4%	55.0%
2023	14	306,951	5,699,810	18.57	22.1%	77.1%
2024	6	75,559	1,203,577	15.93	4.7%	81.8%
2025	6	69,499	2,192,057	31.54	8.5%	90.3%
2026	12	105,166	1,494,679	14.21	5.8%	96.1%
2027	0	—	-	0.00	—	96.1%
2028 and thereafter	4	86,366	1,034,079	11.97	4.0%	100.1%
Total	371	1,764,219	$25,751,864	$14.60	100%

(a)	“Final Annualized Rent” for each lease scheduled to expire represents the cash rental rates of the respective tenants for the final month prior to expiration multiplied by 12.

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

RAIT Preferred Funding II, Ltd. v. CWCapital Asset Management LLC, et al.–Index No. 651729/2016 (Sup. Ct. N.Y.)

On September 20, 2017, RAIT Preferred Funding II, Ltd., or RAIT II, filed an amended complaint against CWCapital Asset Management, LLC, or CWCapital, Wells Fargo Bank N.A., or Wells Fargo, and U.S. Bank N.A., or U.S. Bank. This action concerns a loan, or the mortgage loan, to a non-party borrower, or the borrower, in 2007.  RAIT II purchased $18.5 million of the mortgage loan for which it holds a promissory note, or note B.  U.S. Bank is the trustee for a securitization trust that purchased the remaining $190.0 million of the mortgage loan and for which it held a promissory note, or note A.  CWCapital is the special servicer and Wells Fargo is the master servicer for the mortgage loan (including note A and note B).  The parties’ rights and obligations are governed by, among other things, a pooling and servicing agreement and a co-lender agreement. The mortgage loan was repaid in May of 2017, and the defendants have alleged that RAIT II was not entitled to receive any payoff of principal under note B pursuant to the subordination and other provisions of the co-lender agreement.  In the amended complaint, RAIT II alleges, among other things, that the defendants breached certain of its obligations under the operative documents and RAIT II should have received, among other things, all of its $18.5 million principal under note B.  On October 11, 2017, CWCapital and U.S. Bank moved to dismiss the amended complaint and on November 13, 2017 Wells Fargo moved to dismiss the amended complaint.  RAIT II filed its opposition to the motions to dismiss on November 27, 2017.  By Decision and Order dated January 29, 2018, the Court denied the defendants’ motions to dismiss the contract claims, leaving intact RAIT II’s breach of contract claims against all defendants.  The Court dismissed RAIT II’s non-contract claims (unjust enrichment, conversion, money had and received, and declaratory judgment) as duplicative of the surviving contract claims.  The litigation is now in the discovery phase.  RAIT Partnership, L.P. serves as the collateral manager and servicer for RAIT II.  The proceedings are still in the initial stages and RAIT II intends to vigorously pursue the matter.

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

MARKET PRICE OF AND DIVIDENDS ON OUR COMMON SHARES

The following table shows the high and low reported sales prices per common share on the NYSE composite transactions reporting system and the quarterly cash dividends declared per common share for the periods indicated. The board has determined to suspend paying a dividend on RAIT’s common shares. The board currently expects to continue to review and determine the dividends on RAIT’s common shares on a quarterly basis. For further discussion of our dividend policies, see Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations-REIT Taxable Income.” Past price performance is not necessarily indicative of likely future performance. Because the market price of our common shares will fluctuate, you are urged to obtain current market prices for our common shares.

	Price Range of Common Shares
	High	Low	Dividends Declared
2016
First Quarter	$3.23	$1.85	$0.09
Second Quarter	3.39	2.73	0.09
Third Quarter	3.40	2.88	0.09
Fourth Quarter	3.45	2.41	0.09
2017
First Quarter	$3.91	$2.80	0.09
Second Quarter	3.18	1.90	0.05
Third Quarter	2.55	0.55	0.00
Fourth Quarter	0.72	0.29	0.00

As of March 1, 2018, there were 93,045,152 of our common shares outstanding held by 355 holders of record.

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

See Part II, Item 8, “Financial Statements and Supplementary Data—Note 10: Series D Preferred Shares” for the terms of the purchase agreement limiting our ability to declare dividends.

PERFORMANCE GRAPH

The following graph compares the index of the cumulative total shareholder return on our common shares for the measurement period commencing December 31, 2012 and ending December 31, 2017 with the cumulative total returns of the National Association of Real Estate Investment Trusts (NAREIT) Mortgage REIT index, the NAREIT Equity index and the S&P 500 Index. The following graph assumes that each index was 100 on the initial day of the relevant measurement period and that all dividends were reinvested.

Unregistered Sales of Equity Securities and Use of Proceeds

We withheld the following common shares to satisfy tax withholding obligations during the quarter ending December 31, 2017 arising from the vesting of restricted share awards made pursuant to the RAIT Financial Trust 2017 Incentive Award Plan. These common shares may be deemed to be “issuer purchases” of common shares that are required to be disclosed pursuant to the item.

(1)	The price reported is the price paid per share using our closing stock price on the New York Stock Exchange on the vesting date of the relevant award.
Period	Total Number of Shares Purchased	Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
10/01/2017 to 10/31/2017			-	-
11/01/2017 to 11/30/2017			-	-
12/01/2017 to 12/31/2017	1,469	0.33	-	-
Total	1,469	$0.33	-	-

Item 6.	Selected Financial Data

The following selected financial data information should be read in conjunction with Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements, including the notes thereto, included elsewhere herein (dollars in thousands, except share and per share data).

	As of and For the Years Ended December 31
	2017		2016	2015	2014		2013
Operating Data:
Net interest margin	$29,283		$53,397	$69,182	$103,109		$103,852
Property income	64,184		112,836	124,157	113,110		96,428
Total revenue	99,718		173,607	211,614	238,204		220,631
Interest expense	(35,544)		(55,049)	(61,750)	(47,860)		(37,601)
Real estate operating expenses	(37,198)		(56,894)	(62,726)	(59,948)		52,237
Provision for losses	(45,614)		(8,050)	(8,300)	(5,500)		3,000
Total expenses	(184,854)		(219,381)	(219,992)	(195,928)		157,282
Operating income (loss)	(85,136)		(45,774)	(8,378)	42,276		63,349
Loss on deconsolidation of variable interest entities	—		—	—	(215,804)		—
Change in fair value of financial instruments	13,422		(5,946)	11,638	(98,752)		(344,426)
Income (loss) from continuing operations	(151,803)		(37,879)	28,593	(292,830)		(286,919)
Income (loss) from discontinued operations	—		40,144	34,900	2,855		1,555
Gain (loss) on disposal of discontinued operations	—		47,808	—	—		—
Net income (loss)	—		50,073	63,493	(289,975)		(285,364)
Net income (loss) allocable to common shares	(184,695)		(9,820)	7,158	(318,504)		(308,008)
Earnings (loss) per share from continuing operations:
Basic	$(2.02)		$(0.77)	$(0.03)	$(3.93)		$(4.56)
Diluted	$(2.02)		$(0.77)	$(0.03)	$(3.93)		$(4.56)
Earnings (loss) per share:
Basic	$(2.02)		$(0.11)	$0.08	$(3.92)		$(4.54)
Diluted	$(2.02)		$(0.11)	$0.08	$(3.92)		$(4.54)
Balance Sheet Data:
Investment in mortgages, loans and preferred equity interests, at amortized cost	$1,255,724		$1,280,285	$1,606,486	$1,383,218		$1,099,422
Investments in real estate, net	245,904		716,432	986,942	1,006,235		829,865
Investments in securities, at fair value	—		—	—	31,412		567,302
Assets of discontinued operations	—		—	1,383,547	691,798		182,069
Total assets	1,791,833		2,406,843	4,415,928	3,485,673		3,008,305
Total indebtedness	1,390,188		1,751,082	2,399,475	2,209,882		2,002,997
Liabilities of discontinued operations	—		—	952,530	388,974		106,134
Total liabilities	1,533,703		1,947,492	3,617,160	2,818,523		2,319,645
Total equity	179,787		377,770	744,741	587,842		688,660
Other Data:
Common shares outstanding, at period end	93,045,152		92,295,478	91,586,767	82,506,606		71,447,437
Book value per share	$(0.61)		$1.52	$1.88	$1.89		$5.62
Ratio of earnings to fixed charges and preferred share dividends	—	(1)	1.1X	1.2X	—	(1)	—	(1)

(1)

The ratio of earnings to fixed charges and preferred share dividends for the years ended December 31, 2017, 2014, and 2013 is deficient by $184.6 million, $319.0 million, and $308.0 million, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an internally-managed Maryland real estate investment trust, or REIT, focused on managing a portfolio of commercial real estate (CRE) loans and properties.  As explained further below, we are currently undertaking steps to increase liquidity and reduce costs within our businesses.  In addition, we plan to continue to opportunistically divest our owned real estate, or REO, property portfolio and to continue to service and manage our existing commercial real estate loan portfolio.  We also continue to manage retail real estate assets for third parties. We were formed in August 1997 and commenced operations in January 1998.

See “Part I- Item 1. Business” above, or the business description, which is incorporated herein by reference, for further description of our company, business strategy, 2017 business developments and financial results and other matters.

As described in the business description, in 2017, and prior to the decision in early 2018 by RAIT’s board of trustees, or the board, to cease our CRE lending business activities and reduce expenses in order to improve our liquidity, we continued to concentrate on our CRE lending business, opportunistically divest our legacy REO portfolio and reduce our total expense base, among other things.  As that transition evolved, we announced that a process was being undertaken by the Board to explore and evaluate strategic and financial alternatives, which contemplated refinements to RAIT’s operations or strategy, financial transactions, such as a recapitalization or other change to RAIT’s capital structure and strategic transactions, such as a sale of all or part of RAIT.  In early 2018, we announced that our review of strategic and financial alternatives concluded and that the review did not identify a strategic or financial transaction preferable to the Board’s decision to take necessary steps to increase our liquidity and better position RAIT to meet its obligations as they come due.  These steps include, but are not limited to:

•	The cessation of our lending business along with the implementation of other steps to reduce costs within our other operating businesses;
•	The continuation of the process of selling our REO portfolio while continuing to service and manage our existing

CRE loan portfolio; and

•	The engagement of a financial advisor to assist and advise RAIT during this process.

For further discussion of RAIT’s liquidity, including its near term obligations and current and potential future sources of liquidity, see “Liquidity and Capital Resources” below.

Other key developments in 2017 included the following:

•	Property Sales
o	RAIT sold 18 properties which generated aggregate gross proceeds of $301.7 million.
o	After repayment of debt and closing costs, RAIT received aggregate net proceeds of approximately $24.8 million.
o	See “REO Portfolio” below for additional disclosure about our REO portfolio.

•	Reductions in Compensation & General and Administrative, or G&A, Expenses
o	RAIT’s compensation and G&A expenses were $25.2 million for the year ended December 31, 2017 as compared to $31.7 million for the year ended December 31, 2016.

•	Debt and Other Obligation Reductions
o	RAIT’s indebtedness, based on principal amount, declined by $368.3 million, or 20.6%, during the year ended December 31, 2017.
o	Total recourse debt, excluding RAIT’s secured warehouse facilities, declined by $69.4 million, or 19.2% during the year ended December 31, 2017.
o

RAIT paid a $20.5 million to satisfy an obligation related to common share purchase warrants (the “Warrants”) and common share appreciation rights (the “SARs”) issued by RAIT in 2012 to an investor pursuant to the exercise of a put right by that investor.

For 2017, our CRE lending business originated $462.8 million of loans and completed its 7th and 8th floating rate loan securitizations in June and November, respectively, which we refer to as RAIT FL7 and RAIT FL8, respectively.  See “Securitization Summary” below for further discussion of FL7 and FL8.

Financial Results

•

GAAP net income (loss) allocable to common shares of $(184.7) million, or $(2.02) per common share-diluted for the year ended December, 31, 2017, as compared to $(9.8) million, or $(0.11) per common share-diluted, for the year ended December 31, 2016.

o

RAIT incurred asset impairment charges of $102.5 million for the year ended December 31, 2017.  These charges were primarily related to certain legacy properties where we changed our investment approach to these properties during the period, which led to an expectation that the properties would be disposed of prior to the end of their useful life.  These charges also included impairment charges on intangible assets related to our retail property manager, which were driven by the current challenges facing the retail property sector.

o

RAIT also incurred a provision for loan losses of $45.6 million, which was primarily driven by certain legacy loans where the borrower and/or property experienced an unfavorable event or events during the year. One of these loans was a mezzanine loan with a principal balance of $18.5 million for which we recorded a provision for loan loss of $18.5 million and a full charge off of the loan during 2017 but which we continue to seek full recovery for through a legal proceeding.  For a description of this action, see “Item 3—Legal Proceedings” above.

o	RAIT also incurred a goodwill impairment charge of $8.3 million related to our retail property manager, which was driven by the current challenges facing the retail property sector.
•

During 2017, our cash available for distribution, or CAD, was $(2.6) million, or $(0.03) per common share, as compared to $40.6 million, or $0.45 per common share for 2016.  CAD is a non-GAAP financial measure.

o

For management’s respective definitions and discussion of the usefulness of CAD to investors, analysts and management and a reconciliation of our reported net income (loss) to our CAD, see “Non-GAAP Financial Measures” below.

Trends That May Affect Our Business

The following trends may affect our business:

Impact of Change in Business Strategy.  We expect that our implementation of the recently announced strategy will increase the volatility relevant to our common and preferred shares and our recourse indebtedness.  We also expect to see a reduction in our operating costs and may experience difficulty retaining our staff and/or hiring experienced replacement personnel.

Trends relating to capital markets.  We are seeing high volatility in the capital markets with respect to our common and preferred shares and our recourse indebtedness.

Trends Relating to Investments in Loans. We are expecting a high level of loan repayments in 2018 as borrowers continue to take advantage of relatively low interest rates and strong real estate market fundamentals and either sell or refinance their properties.

Trends Relating to Investments in Real Estate. We have been selling and/or divesting our REO property portfolio.  As of December 31, 2017, we identified 10 properties for disposition, aggregating $176.8 million of book value.  From a performance perspective, we expect the occupancy and rental rates of our office properties to improve or remain stable during 2018 as a result of stable leasing activity during 2017 in our office portfolio and stable or improved economic conditions within the relevant markets of our office properties.  The retail property sector has experienced challenges in 2017, and we expect that to continue in 2018.

Interest rate environment. While interest rates in 2017 continued to remain at historically low levels, rates rose and volatility increased as the Federal Reserve began to tighten monetary policies during 2017.  We believe market participants expect that the future interest rate environment will be higher than 2017 as the Federal Reserve pursues its inflationary goals. In the event interest rates rise significantly, we may be impacted, see our discussion below under Item 7A—“Quantitative and Qualitative Disclosures About Market Risk- Interest Rate Risk Management” for a summary of the possible effects on our income and expenses. We use floating rate facilities and long-term floating rate securitization bonds to finance our investments. To the extent the fixed interest rate on our fixed rate commercial loans do not appropriately match the floating interest rate on the securitization bonds that these loans collateralize, we may utilize interest rate derivative contracts to convert our floating rate liabilities into fixed-rate liabilities, effectively match funding our assets with our liabilities. As we seek to sell or divest our REO portfolio to implement the 2018 strategic steps, a rising interest rate environment may adversely affect the value of the properties we seek to sell if capitalization rates rise as a result and potential purchasers’ borrowing costs increase.

Prepayment rates. Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayment rates on our assets also may be affected by other factors, including, without limitation, conditions in the housing, real estate and financial markets, general economic conditions and the relative interest rates on adjustable-rate and fixed-rate loans. See “Securitization Summary” below for a discussion of the impact of prepayments on the returns we receive from our retained interests in our consolidated securitizations. As a result of the current low interest rate environment, there may be an increase in prepayment rates in our commercial loan portfolio, which could decrease our net investment income. Our CRE loan portfolio continues to experience elevated levels of loan payoffs as borrowers are taking advantage of the strong real estate markets to either sell or refinance their properties.  These factors have contributed to the decline in our net interest margin through 2017 as loans repay and leverage declines.  Loan repayments were $453.8 million during 2017.

Assets Under Management

Assets under management, or AUM, is an operating measure representing the total assets that we own or are managing for third parties. While not all AUM generates fee income, it is an important operating measure to gauge the status of our assets, volume of originations, size and scale of our operations and our performance. AUM includes our total investment portfolio and assets managed for third parties.

The table below summarizes our AUM as of December 31, 2017 and December 31, 2016 (dollars in thousands):

	AUM as of December 31, 2017	AUM as of December 31, 2016
Commercial real estate portfolio (1)	$1,548,178	$2,159,152
Property management (2)	1,224,368	1,416,072
Total	$2,772,546	$3,575,224

(1)

As of December 31, 2017 and December 31, 2016, our commercial real estate portfolio was comprised of $232.3 million and $411.7 million, respectively, of assets collateralizing RAIT I and RAIT II; $944.9 million and $789.4 million, respectively, of assets collateralizing our floating rate securitizations; $274.7 million and $854.6 million, respectively, of investments in real estate; and $96.3 million and $103.4 million, respectively, of commercial mortgage loans, mezzanine loans and preferred equity interests that were not securitized.

(2)	As of December 31, 2017, Urban Retail provided management and/or leasing services to 48 properties with 11,758,100 square feet in 18 states.

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

As of December 31, 2017, we had sponsored six securitizations with varying amounts of retained or residual interests held by us which we consolidate in our financial statements as follows: RAIT I, RAIT II, RAIT 2015-FL5 Trust, or RAIT FL5, RAIT 2016-FL6 Trust, or RAIT-FL6, RAIT 2017-FL7 Trust, or RAIT-FL7 and RAIT 2017-FL8 Trust, or RAIT-FL8. We refer to RAIT FL5, RAIT FL6, RAIT FL7 and RAIT FL8 as the FL securitizations. We previously exercised our rights and unwound four other securitizations we had sponsored, RAIT 2013-FL1 Trust, or RAIT FL1, in 2015, RAIT 2014-FL2 Trust, or RAIT FL2, in 2016, RAIT 2014-FL3 Trust, or RAIT FL3, in April 2017, and RAIT 2015-FL4 Trust, or RAIT FL4, in September 2017. We originated substantially all the loans collateralizing RAIT I, RAIT II and the FL securitizations. We serve as the collateral manager, servicer and special servicer on RAIT I and RAIT II and as servicer and special servicer for each of the FL securitizations.

Over time, our returns on and cash flows from our retained interests in our securitizations generally decrease as the senior classes of debt bearing relatively lower interest rates are paid down by collateral pool payments and other proceeds leaving more junior classes of debt bearing relatively higher interest rates on the smaller collateral pool.  As a result, we continue to evaluate strategies to manage the returns on our capital allocated to our retained interests in each of our securitizations consistent with our rights and obligations under our securitizations and relevant market conditions, which may include, without limitation, unwinding a securitization and rolling the remaining collateral over to a new securitization and may involve, where applicable, selling our properties securing loans included in the collateral pool and repaying such loans.  With respect to our floating rate CMBS securitizations described below, we have previously implemented a process of unwinding the FL securitizations when, because of loan repayments, the securitizations become inefficient.

Securitization Performance. RAIT I and RAIT II contain interest coverage triggers, or IC triggers, and over collateralization triggers, or OC triggers, that must be met in order for us to receive our subordinated management fees and our lower-rated debt or residual equity returns. If the IC triggers or OC triggers are not met in a given period, then the cash flows are redirected from lower rated tranches and used to repay the principal amounts to the senior tranches of CDO notes payable. These conditions and the re-direction of cash flow continue until the triggers are met by curing the underlying payment defaults, paying down the CDO notes payable, or other actions permitted under the relevant securitization indenture. As of the most recent payment information, all applicable IC triggers and OC triggers continue to be met for RAIT I and RAIT II, and we continue to receive all of our management fees, interest and residual returns from these securitizations. The FL securitizations do not have IC triggers or OC triggers.

Repayment of the loans collateralizing RAIT I and RAIT II outside their contractual maturities are expected to remain consistent with 2017 levels in the foreseeable future. In addition, we have 10 properties held for disposition with an aggregate gross cost of $176.8 million, and carrying value of $167.4 million, as of December 31, 2017.  The related indebtedness of these properties is expected to be repaid with the proceeds of any sales, which primarily includes paying down the most senior notes outstanding issued by RAIT I and RAIT II, as applicable. Because we own properties that are financed, in part, by loans collateralizing RAIT I and RAIT II, sales of our properties could result in a significant reduction of our securitization notes payable. These repayments have reduced our returns from these securitizations and we expect future repayments to continue to reduce these returns.

If the CDO notes issued by RAIT I and RAIT II have not been redeemed in full prior to the distribution date occurring in May 2018, in the case of RAIT I, and April 2018, in the case of RAIT II, then an auction of the collateral assets of RAIT I or RAIT II, as relevant, will be conducted by the relevant trustee periodically thereafter and, if certain conditions set forth in the relevant indenture are satisfied, such collateral assets will be sold at the auction and the relevant CDO notes will be redeemed, in whole, but not in part, on such distribution date. Six auctions for RAIT I and ten auctions for RAIT II have been held but no sales occurred as not all of the conditions precedent were satisfied.

A summary of the investments in our consolidated securitizations as of the most recent payment information is as follows:

Our Legacy Securitizations

We sponsored two securitizations in 2006 and 2007.

•

RAIT I—We closed RAIT I in 2006. RAIT I is collateralized by $401.1 million principal amount of commercial real estate loans and participations, of which $39.2 million is defaulted. The current OC test is passing at 133.9% with an OC trigger of 116.2%. All of the notes issued by this securitization are performing in accordance with their terms. We currently own $43.7 million of the securities that were originally rated investment grade and $200 million of the non-investment grade securities issued by this securitization. We are currently receiving all distributions required by the terms of our retained interests in this securitization and are receiving all of our collateral management fees. We pledged $17.0 million of the securities of RAIT I we own as collateral for the senior secured notes we issued.  We have converted certain of the loans that collateralize RAIT I to real estate owned, thereby acquiring ownership of the related real estate property and leaving the loans and any other indebtedness encumbering the property outstanding. Upon these conversions, we consolidate the assets, liabilities and operations of the real estate properties, including any loans secured by the properties owed to unaffiliated lenders, and the loans collateralizing RAIT I secured by these properties remain outstanding, but are eliminated in consolidation.  For a description of the encumbrances on our investments in real estate held by RAIT I and RAIT II, see Item 8—“Financial Statements and Supplementary Data—Schedule III.”

•

RAIT II— We closed RAIT II in 2007. RAIT II is collateralized by $190.2 million principal amount of commercial real estate loans and participations, of which $18.5 million is defaulted. The current OC test is passing at 179.7% with an OC trigger of 111.7%. All of the notes issued by this securitization are performing in accordance with their terms. We currently own $60.1 million of the securities that were originally rated investment grade and $140.7 million of the non-investment grade securities issued by this securitization. We are currently receiving all distributions required by the terms of our retained interests in this securitization and are receiving all of our collateral management fees. We have converted certain of the loans that collateralize RAIT II to real estate owned, thereby acquiring ownership of the related real estate property and leaving the loans and any other indebtedness encumbering the property outstanding. Upon these conversions, we consolidate the assets, liabilities and operations of the real estate properties, including any loans secured by the properties owed to unaffiliated lenders, and the loans collateralizing RAIT II secured by these properties remain outstanding, but are eliminated in consolidation. For a description of the encumbrances on our investments in real estate held by RAIT I and RAIT II, see Item 8—“Financial Statements and Supplementary Data—Schedule III.”

Our Floating Rate CMBS Securitizations

We have issued eight non-recourse floating rate CMBS securitizations since 2013 as follows:

•

RAIT FL1— During the third quarter of 2015, RAIT exercised its right to unwind RAIT 2013-FL1 Trust, or RAIT FL1, and repaid the outstanding notes. We refinanced the $55.0 million of remaining loans through one of our warehouse financing arrangements. Loan repayments in RAIT FL1 decreased the efficiency of the securitization and by unwinding this securitization, we increased our returns on our remaining assets.

•

RAIT FL2— During the third quarter of 2016, RAIT exercised its right to unwind RAIT FL2 and repaid the outstanding notes.  We refinanced the $99.8 million of remaining loans through one of our warehouse financing arrangements.  Loan repayments in RAIT FL 2 decreased the efficiency of the securitization and by unwinding this securitization, we increased our returns on our remaining assets.

•

RAIT FL3— During the second quarter of 2017, RAIT exercised its right to unwind RAIT 2014-FL3 Trust, or RAIT FL3, and satisfied the outstanding notes. We refinanced a majority of the $85.7 million of remaining loans through one of our warehouse financing arrangements. Loan repayments in RAIT FL3 decreased the efficiency of the securitization and by unwinding this securitization, we increased our returns on our remaining assets.

•

RAIT FL4— During the third quarter of 2017, RAIT exercised its right to unwind RAIT 2015-FL4 Trust, or RAIT FL4, and satisfied the outstanding notes. We refinanced a majority of the $98.6 million of remaining loans through one of our warehouse financing arrangements. Loan repayments in RAIT FL4 decreased the efficiency of the securitization and by unwinding this securitization, we increased our returns on our remaining assets.

•

RAIT FL5— We closed RAIT FL5 in 2015.  RAIT FL5 has $194.7 million of total collateral at par value, none of which is in default. RAIT FL5 has classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $133.9 million to investors. In February 2016, we contributed our junior notes and equity of RAIT FL5 to a venture. The venture, in which we have retained a 60% interest, owns the unrated classes of junior notes and the equity, or the retained interests, of RAIT FL5. The unrated classes of junior notes have an aggregate principal balance of $60.8 million.

•

RAIT FL6— We closed RAIT FL6 in 2016.  RAIT FL6 has $155.3 million of total collateral at par value, none of which is in default. RAIT FL6 has classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $114.0 million to investors. In January 2017, we contributed our junior notes and equity of RAIT FL6 to a venture. The venture, in which we have retained a 60% interest, owns the unrated classes of junior notes and the equity, or the retained interests, of RAIT FL6. The unrated classes of junior notes have an aggregate principal balance of $41.3 million.

•

RAIT FL7— During the second quarter of 2017, we closed RAIT FL7. RAIT FL7 has $342.3 million of total collateral at par value, none of which is in default. RAIT FL7, has classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $276.8 million to investors. We currently own the less than investment grade classes of junior notes, including a class with an aggregate principal balance of $65.5 million, and the equity, or the retained interests, of RAIT FL7.

•

RAIT FL8— During the fourth quarter of 2017, we closed RAIT FL8. RAIT FL8 has $252.5 million of total collateral at par value, none of which is in default. RAIT FL8, has classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $208.3 million to investors. We currently own the less than investment grade classes of junior notes, including a class with an aggregate principal balance of $44.2 million, and the equity, or the retained interests, of RAIT FL8.

IRT Management Internalization

On December 20, 2016, the management internalization of one of our previously consolidated variable interest entities, Independence Realty Trust, Inc., or IRT, was completed pursuant to a securities and asset purchase agreement dated September 27, 2016 among RAIT and IRT and their respective named affiliates, or the IRT internalization agreement. The IRT management internalization consisted of two parts: (i) the sale to IRT of Independence Realty Advisors, LLC, or the IRT advisor, which was our subsidiary and IRT’s external advisor, and (ii) the sale to IRT of certain assets and IRT’s assumption of certain liabilities relating to our multifamily property management business, which we referred to as RAIT Residential, including property management contracts relating to apartment properties owned by us, IRT, and third parties. The purchase price paid by IRT for the IRT management internalization was $43.0 million, subject to certain pro rations at closing. As part of the same agreement, we sold all of the 7,269,719 shares of IRT’s common stock owned by certain of our subsidiaries and received aggregate proceeds of approximately $62.2 million on October 5, 2016. Please see Part II, Item 8, “Financial Statements and Supplementary Data— Note 9: Discontinued Operations” for further information regarding the IRT management internalization and its effects on our financial statements.

REIT Taxable Income

To qualify as a REIT, we are required to make annual dividend payments to our shareholders in an amount at least equal to 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. In addition, to avoid certain U.S. federal excise taxes, we are required to make dividend payments to our shareholders in an amount at least equal to 90% of our REIT taxable income for each year. Because we expect to pay dividends based on the foregoing requirements, and not based on our earnings computed in accordance with GAAP, our dividends may at times be more or less than our reported earnings as computed in accordance with GAAP.

Our board of trustees monitors RAIT’s REIT taxable income and all available net operating losses not utilized in prior years. The board has determined to suspend paying a dividend on RAIT’s common shares. The board currently expects to continue to review and determine the dividends on RAIT’s common shares on a quarterly basis. The board also expects to continue to review and determine the dividends on RAIT’s preferred shares on a quarterly basis. Our board determines the amount and timing of any distributions. In making this determination, our trustees consider a variety of relevant factors, including, without limitation, REIT minimum distribution requirements, the amount of cash available for distribution, restrictions under Maryland law, capital expenditures and reserve requirements and general operational requirements. Our board of trustees reserves the right to change its dividend policy at any time or from time to time in its sole discretion but expects to continue to declare dividends, if any, in at least the amount necessary to maintain RAIT’s REIT status.

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

On December 22, 2017, H.R. 1, originally known as the Tax Cuts and Jobs Act, was enacted. In accordance with the accounting guidance for income taxes, we have recognized the effect of tax law changes in the period of enactment.  Among other things, this law reduced the corporate income tax rate from 35% to 21% effective as of January 1, 2018 and also repealed the corporate Alternative Minimum Tax (“AMT”) effective as of January 1, 2018. As a result, during the year ended December 31, 2017, we have adjusted the federal tax rate for calculating deferred tax items to be 21% for the TRS entities and we have also released the valuation allowance on our TRS entities’ AMT credit carryforward as those will become refundable credits under the new tax law.

The table below reconciles the differences between reported net income (loss), total taxable income and estimated REIT taxable income for the three years ended December 31, 2017 (dollars in thousands):

	For the Years Ended December 31
	2017	2016	2015
Net income (loss), as reported	$(151,803)	$50,073	$63,493
Add (deduct):
Provision for losses	45,614	8,050	8,300
Charge-offs on allowance for losses	(43,084)	(2,810)	(416)
Domestic TRS book-to-total taxable income differences:
Income tax provision (benefit)	(861)	2,550	2,798
Stock compensation, forfeitures and other temporary tax differences	1,363	2,686	3,123
Capital losses carryforward (offsetting capital gains)	—	(32,500)	—
Impairment of intangible assets	5,866	—	—
Taxable Income adjustment for JV entities	12,499	—	—
Book to tax differences on gain from sale of assets	(30,548)	8,122	10,986
Depreciation and amortization differences on real estate	13,726	24,076	11,832
Capital losses not offsetting capital gains and other temporary tax differences	—	—	—
Change in fair value of financial instruments, net of noncontrolling interests	(13,422)	5,946	(11,743)
Net (gains) losses on deconsolidation of VIEs	(5,855)	(7,962)	—
Amortization of intangible assets	9,939	6,561	1,591
Book/Tax difference on extinguishment of debt	(4,089)	—	—
Asset Impairments	96,625	38,337	—
Other book to tax differences	161	(2,181)	9,716
Total taxable income (loss)	(63,869)	100,948	99,680
Taxable (income) loss attributable to domestic TRS entities	4,829	(2,933)	(5,473)
Dividends paid by domestic TRS entities	—	39,030	5,886
Net income from IRT (net of taxable dividends received)	—	(33,149)	(29,267)
Distributions designated as capital gain distributions	—	(38,503)	(52,447)
Deductible preferred dividends (1)	—	(19,201)	(7,996)
Deductible common dividends	—	(15,547)	(10,383)
Net operating loss deduction	—	(30,645)	—
Estimated REIT taxable income (loss) (2)	$(59,040)	$—	$—

(1)	Dividends paid deduction for preferred dividends is limited to the lesser of (i) REIT taxable income, or (ii) amount of preferred dividends paid.
(2)

Federal and State tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an “ownership change” for tax purposes, as defined in Section 382 of the Internal Revenue Code. During the period ended December 31, 2017, we conducted an analysis to determine whether such an ownership change had occurred due to significant stock transactions that occurred during that period.  The analysis indicated that an ownership change occurred during the period, which results in an annual limitation of amounts of net operating loss carryforwards generated prior to December 31, 2017.

For the year ended December 31, 2017, the tax classification of our dividends on common shares was as follows:

Declaration Date	Record Date	Payment Date	Dividend Paid	Ordinary Income	Qualified Dividend	Capital Gain Distribution	Unrecaptured Sec. 1250 Gain	Return of Capital
12/16/2016	1/10/2017	1/31/2017	$0.0900	$0.0001	$0.0001	$0.0011	$0.0011	$0.0888
5/2/2017	5/26/2017	6/15/2017	0.0900	0.0000	0.0000	0.0000	0.0000	0.0900
8/2/2017	8/25/2017	9/15/2017	0.0500	0.0000	0.0000	0.0000	0.0000	0.0500
			$0.2300	$0.0001	$0.0001	$0.0011	$0.0011	$0.2288

The preferred dividends that we paid in 2017 were classified as 11.59% ordinary dividend including 6.04% (of total preferred distributions) that was eligible for qualified dividend treatment and 88.41% as capital gain including 86.94% (of total preferred distributions) classified as unrecaptured Internal Revenue Code section 1250 gain.

For the year ended December 31, 2016, the tax classification of our dividends on common shares was as follows:

Declaration Date	Record Date	Payment Date	Dividend Paid	Ordinary Income	Qualified Dividend	Capital Gain Distribution	Unrecaptured Sec. 1250 Gain	Return of Capital
12/7/2015	1/8/2016	1/29/2016	$0.0900	$0.0427	$0.0427	$0.0473	$0.0186	$-
3/14/2016	4/8/2016	4/29/2016	0.0900	0.0427	0.0427	0.0473	0.0186	-
6/15/2016	7/8/2016	7/29/2016	0.0900	0.0427	0.0427	0.0473	0.0186	-
9/19/2016	10/7/2016	10/31/2016	0.0900	0.0427	0.0427	0.0473	0.0186	-
			$0.3600	$0.1708	$0.1708	$0.1892	$0.0744	$-

The preferred dividends that we paid in 2016 were classified as 47.44% ordinary dividend including 47.44% (of total preferred distributions) that was eligible for qualified dividend treatment and 52.56% as capital gain including 20.62% (of total preferred distributions) classified as unrecaptured Internal Revenue Code section 1250 gain.

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

The preferred dividends that we paid in 2015 were classified as 28.2% ordinary dividend including 8.1% (of total preferred distributions) that was eligible for qualified dividend treatment and 71.8% as capital gain including 29.0% (of total preferred distributions) classified as unrecaptured Internal Revenue Code section 1250 gain.

Results of Operations

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Revenue

Net interest margin. Net interest margin decreased $24.1 million, or 45%, to $29.3 million for the year ended December 31, 2017 from $53.4 million for the year ended December 31, 2016. Investment interest income decreased $19.0 million driven by lower interest income from $453.8 million of loan payoffs during 2017. Investment interest expense increased $5.1 million due to the RAIT FL6, FL7 and FL8 securitizations issued in December 2016, June 2017 and November 2017, respectively, partially offset by a decrease in interest expense due to a reduction in securitization-related indebtedness due to repayments of the underlying loans.

Property income. Property income decreased $48.6 million to $64.2 million for the year ended December 31, 2017 from $112.8 million for the year ended December 31, 2016. The decrease is primarily attributable to 29 properties disposed of or deconsolidated after January 1, 2017, partially offset by the acquisition of one property in the same period.

Fee and other income. Fee and other income decreased $1.1 million to $6.3 million for the year ended December 31, 2017 from $7.4 million for the year ended December 31, 2016. The decrease is primarily attributable to lower property management fees earned by our retail property management subsidiary as compared to the same period in 2016.

Expenses

Interest expense. Interest expense decreased $19.5 million to $35.5 million, or 35% for the year ended December 31, 2017 from $55.0 million for the year ended December 31, 2016. This decrease is primarily attributable to $50.5 million of recourse debt reductions since January 1, 2017 and $122.6 million of repayments of indebtedness related to property dispositions.

Real estate operating expense. Real estate operating expense decreased $19.7 million, or 35%, to $37.2 million for the year ended December 31, 2017 from $56.9 million for the year ended December 31, 2016. The decrease is primarily attributable to 29 properties disposed of or deconsolidated after January 1, 2017, partially offset by the acquisition of one property in the same period.

Property management expense. Property management expense decreased $0.6 million to $8.9 million for the year ended December 31, 2017 from $9.5 million for the year ended December 31, 2016.

Compensation expense. Compensation expense decreased $5.0 million to $13.4 million for the year ended December 31, 2017 from $18.4 million for the year ended December 31, 2016. This is primarily due to less compensation expense as a result of a decrease in the number of employees.

General and administrative expense. General and administrative expense decreased $1.5 million to $11.8 million for the year ended December 31, 2017 from $13.3 million for the year ended December 31, 2016. This decrease is primarily due to decreases across multiple types of general and administrative expenses as part of our strategic transformation and simpler business model.

Acquisition expense. Acquisition expense decreased $0.2 million to $0.4 million for the year ended December 31, 2017 from $0.6 million for the year ended December 31, 2016.

Provision for loan losses. Provision for loan losses increased $37.5 million to $45.6 million for the year ended December 31, 2017 from $8.1 million for the year ended December 31, 2016.  During the year ended December 31, 2017, $26.2 million of the provision for loan losses was primarily driven by seven legacy loans where the borrower and/or property experienced an unfavorable event or events during the period, which resulted in probable, incurred losses. Additionally, $18.5 million provision for loan losses was incurred related to a loan subject to legal proceedings.

Depreciation and amortization expense. Depreciation and amortization expense decreased $23.1 million to $28.2 million for the year ended December 31, 2017 from $51.3 million for the year ended December 31, 2016.  The decrease is due to higher 2016 expense attributable to $5.3 million of accelerated amortization expense on our customer relationships intangible assets and 2017 decrease attributable to 29 properties disposed of or deconsolidated after January 1, 2017, partially offset by the acquisition of one property in the same period.

IRT internalization expense. IRT internalization expense decreased $5.6 million to $0.7 million for the year ended December 31, 2017 from $6.3 million for the year ended December 31, 2016.

Shareholder activism expenses. During the year ended December 31, 2017, we incurred $2.5 million of expenses related to shareholder activism.

Employee separation expenses. During the year ended December 31, 2017, we incurred a one-time $0.6 million expense related to the settlement agreement with the former chief financial officer.

Other income (expense)

Gains (losses) on assets: During the year ended December 31, 2017 five multifamily properties, seven office properties, four retail properties and two parcels of land were sold resulting in gains of $20.3 million. A $3.1 million gain was also recognized during the year ended December 31, 2017 relating to the sale of a multifamily property that occurred during the second quarter of 2015. The gain was deferred as the buyer’s initial investment was insufficient. As our loan, which financed the buyer’s acquisition of this property from us, was paid off in the third quarter of 2017, we recognized the $3.1 million deferred gain.

Gains (losses) on deconsolidation of properties. During the year ended December 31, 2017, we incurred a non-cash gain on deconsolidation of properties of $5.2 million relating to an industrial real estate portfolio which contained ten properties with a carrying value of $82.5 million and $81.9 million of related non-recourse debt as of December 31, 2016. During the year ended December 31, 2017, the senior lender foreclosed on the mortgage liens encumbering these industrial properties.  Additionally, we incurred a non-cash gain on deconsolidation of properties of $0.7 million related to a four-property industrial/office real estate portfolio with a carrying value of $17.6 million and $18.3 million of related non-recourse debt. The properties were sold in a foreclosure auction initiated by the senior lender.

Gain on extinguishment of debt.  During the year ended December 31, 2017, we recognized a gain on extinguishment of debt of $0.5 million.  This includes a $4.1 million gain on the extinguishment of the mortgage indebtedness of two of our multifamily properties upon their sale as they were sold for less than their outstanding indebtedness and the outstanding indebtedness has been satisfied. This was offset by a loss on the extinguishment of debt of $3.6 million related to repurchases of our indebtedness, primarily driven by the write-off of the unamortized deferred financing costs associated with the indebtedness.

Asset impairment. During the year ended December 31, 2017, we recognized non-cash asset impairment charges of $102.5 million, which primarily related to real estate assets where it was more likely than not we would dispose of the assets before the end of their previously estimated useful lives and a portion of our recorded investment in these assets was determined to not be recoverable.

Change in fair value of financial instruments. During the year ended December 31, 2017, the change in fair value of financial instruments increased our net income by $13.4 million. The fair value adjustments we recorded were as follows (dollars in thousands):

Description	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Change in fair value of junior subordinated notes	$3,701	$(1,318)
Change in fair value of derivatives	(179)	(428)
Change in fair value of warrants and investor SARs	9,900	(4,200)
Change in fair value of financial instruments	$13,422	$(5,946)

The changes in the fair value for the junior subordinated notes was primarily attributable to changes in instrument specific credit risks.  The changes in the fair value of derivatives was primarily due to changes in interest rates. The change in fair value of the warrants and investor SARs was primarily due to changes in the reference stock price and volatility.

Income tax benefit (provision). For the year ended December 31, 2017, the income tax provision was driven by taxable income generated from the IRT management internalization transaction and recording a valuation allowance against our net deferred tax assets related to our other taxable operations.  For the year ended December 31, 2016, the income tax provision was driven by the profitable performance of our taxable operations.

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

Asset impairment. During the year ended December 31, 2016, we recognized impairment of $25.2 million on five office properties, one retail property, and five multifamily properties that we expected to sell in future periods.  We also expensed tenant improvements and straight-line rent receivables aggregating $1.7 million associated with tenants that vacated our properties early.  We also recognized a loss on our retail property management subsidiary’s investment in an unconsolidated entity of $0.9 million and recognized impairment of $10.0 million on ten of our industrial properties because they are expected to be disposed of at a loss before the end of their useful lives.  Our exposure to this industrial portfolio began with a mezzanine loan originated in 2006 which we converted to real estate owned in late 2015.

Change in fair value of financial instruments. During the year ended December 31, 2016, the change in fair value of financial instruments decreased our net income by $5.9 million. The fair value adjustments we recorded were as follows (dollars in thousands):

Description	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Change in fair value of trading securities and security-related receivables	$-	$(172)
Change in fair value of junior subordinated notes	(1,318)	2,598
Change in fair value of derivatives	(428)	28
Change in fair value of warrants and investor SARs	(4,200)	9,184
Change in fair value of financial instruments	$(5,946)	$11,638

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

Set forth below is a reconciliation of CAD to net income (loss) allocable to common shares for the years ended December 31, 2017, 2016, and 2015 (dollars in thousands, except share information).  The reconciliation of CAD to net income (loss) for the year ended December 31, 2015 has been conformed to reflect the presentation of IRT, IRT’s external advisory and our multifamily property management business as discontinued operations.  The calculation of CAD was not affected by this change in presentation.  Please see Part II, Item 8, “Financial Statements and Supplementary Data—Note 9: Discontinued Operations” for further information regarding the presentation of these entities or distinguishable components of RAIT as discontinued operations.

	For the Year Ended December 31, 2017		For the Year Ended December 31, 2016		For the Year Ended December 31, 2015
	Amount	Per Share (1)	Amount	Per Share (2)	Amount	Per Share (3)
Cash Available for Distribution:
Net income (loss) allocable to common shares	$(184,695)	$(2.02)	$(9,820)	$(0.11)	$7,158	$0.08
Adjustments:
Depreciation and amortization expense	28,173	0.31	51,304	0.56	45,505	0.54
Change in fair value of financial instruments	(13,422)	(0.15)	5,946	0.07	(11,638)	(0.14)
(Gains) losses on assets	(23,439)	(0.26)	(53,272)	(0.58)	(37,393)	(0.44)
(Gains) losses on deconsolidation of properties	(5,855)	(0.06)	—	—	—	—
(Gains) losses on extinguishment of debt	(488)	(0.01)	(1,331)	(0.01)	—	-
Deferred income tax (benefit) provision	(577)	(0.01)	2,213	0.02	2,484	0.03
Straight-line rental adjustments	(449)	—	(1,369)	(0.02)	95	-
Share-based compensation	2,611	0.03	3,396	0.04	3,970	0.05
Acquisition and integration expenses	455	—	624	0.01	2,332	0.03
Origination fees and other deferred items	32,559	0.35	34,063	0.37	32,093	0.38
Provision for losses	45,614	0.50	8,050	0.09	8,300	0.10
IRT internalization and management transition expenses	736	0.01	6,271	0.07	—	—
Shareholder activism expenses	2,464	0.03	—	—	—	—
Employee separation expenses	575	0.01	—	—	—	—
Asset impairment	102,490	1.12	37,785	0.41	8,179	0.10
Goodwill impairment	8,342	0.09	—	—	—	—
Net expenses associated with deconsolidated properties	2,329	0.03	—	—	—	—
Discontinued operations and noncontrolling interest effect of certain adjustments	—	—	(43,272)	(0.47)	5,061	0.06
Cash Available for Distribution	$(2,577)	$(0.03)	$40,588	0.45	$66,146	$0.77

(1)	Based on 91,479,533 weighted-average shares outstanding for the year ended December 31, 2017.
(2)	Based on 91,153,861 weighted-average shares outstanding for the year ended December 31, 2016.
(3)	Based on 85,524,073 weighted-average shares outstanding for the year ended December 31, 2015.

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

Set forth below is a reconciliation of FFO to net income (loss) allocable to common shares for the years ended December 31, 2017, 2016, and 2015 (dollars in thousands, except share information). The reconciliation of FFO to net income (loss) for the year ended December 31, 2015 has been conformed to reflect the presentation of IRT, IRT’s external advisory and our multifamily property management business as discontinued operations.  The calculation of FFO was not affected by this change in presentation.

Please see Part II, Item 8, “Financial Statements and Supplementary Data—Note 9: Discontinued Operations” for further information regarding the presentation of these entities or distinguishable components of RAIT as discontinued operations.

	For the Year Ended December 31, 2017		For the Year Ended December 31, 2016		For the Year Ended December 31, 2015
	Amount	Per Share (1)	Amount	Per Share (2)	Amount	Per Share (3)
Funds From Operations:
Net income (loss) allocable to common shares	$(184,695)	$(2.02)	$(9,820)	$(0.11)	$7,158	$0.08
Adjustments:
Real estate depreciation and amortization	20,423	0.22	35,570	0.39	36,951	0.43
(Gains) losses on the sale of real estate	(23,439)	(0.26)	(53,272)	(0.58)	(37,102)	(0.43)
Asset impairment	98,126	1.07	37,785	0.41	8,179	0.10
Adjustments related to discontinued operations	-	-	(1,747)	(0.02)	(2,267)	(0.03)
Funds From Operations allocable to common shares	$(89,585)	$(0.98)	$8,516	$0.09	$12,919	$0.15

(1)	Based on 91,479,533 weighted-average shares outstanding for the year ended December 31, 2017.
(2)	Based on 91,153,861 weighted-average shares outstanding for the year ended December 31, 2016.
(3)	Based on 85,524,073 weighted-average shares outstanding for the year ended December 31, 2015.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, pay dividends and other general business needs.

Our primary cash requirements are as follows:

•	to repay, repurchase or redeem our indebtedness;
•	to pay our expenses, including compensation to our employees and fees to our legal and financial advisors;
•	to pay U.S. federal, state, and local taxes of our taxable REIT subsidiaries;
•	to redeem our Series D preferred shares subject to the terms of the extension agreement described under “Item 9B-Other Information” below; and
•	to distribute a minimum of 90% of our REIT taxable income and to make investments in a manner that enables us to maintain our qualification as a REIT.

We intend to meet these liquidity requirements primarily through the following:

•	the use of our cash and cash equivalent balance, which was $53.4 million as of December 31, 2017 and $79.6 million as of March 13, 2018;
•	cash generated from operating activities, including net investment income from our investment portfolio;
•	cash generated from distributions on our retained interests we hold related to RAIT I and RAIT II; and
•	proceeds from the sales of assets and repayments of our loans.

The financial statements included in this report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and other commitments in the normal course of business.

In evaluating RAIT’s potential cash requirements over the next 12 months, management considered the option of holders of the 4.0% convertible senior notes, which have an unpaid principal balance of $110,513 as of December 31, 2017, to require RAIT to redeem them in October 2018, the financial covenant compliance requirements of certain of RAIT’s indebtedness described below, RAIT’s existing non-compliance with and options to cure certain continued listing standards of the NYSE (including the potential implications thereof which are further discussed below) and RAIT’s recurring costs of operating its business.

As previously disclosed, effective September 21, 2017, RAIT received the NYSE Notice, from the NYSE that RAIT was not in compliance with an NYSE continued listing standard in Rule 802.01C of the NYSE Listed Company Manual because the average closing price of RAIT’s common shares fell below $1.00 over a consecutive 30 trading-day period ending September 15, 2017.  RAIT has informed the NYSE that it currently intends to seek to cure the price condition by proposing a reverse stock split or other action that may require approval of its shareholders.  Under NYSE listing standards, RAIT must obtain the shareholder approval by no later than RAIT’s next annual meeting and must implement the action promptly thereafter. In this event, the price condition will be deemed cured if the price promptly exceeds $1.00 per share, and the price remains above the level for at least the following 30 trading days. Our common shares could also be delisted if the trading price of our common shares on the NYSE is abnormally low, which has generally been interpreted to mean at levels below $0.16 per share, or if our average market capitalization over a consecutive 30 day-trading period is less than $15.0 million. In these events, we would not have an opportunity to cure the deficiency, and our shares would be suspended from trading on the NYSE immediately, and the NYSE would begin the process to delist our securities, subject to RAIT’s right to appeal under NYSE rules.  We cannot assure you that any appeal we undertake in these or other circumstances will be successful. While RAIT is considering various options it may take in an effort to cure this deficiency and regain compliance with this continued listing standard, there can be no assurance that RAIT will be able to cure this deficiency or that RAIT will be able to comply with another continued listing standard of the NYSE.  See Item 1A—“Risk Factors- Item 1A—“Risk Factors- General Risks-If we fail to regain and maintain compliance with the continued listing standards of the NYSE, it may result in the delisting of our common shares and other securities from the NYSE and have other negative implications under our convertible senior notes, secured notes, material agreements with lenders and counterparties and our Series C preferred shares and Series D preferred shares” above describes risks relating to the potential consequences of our failure to meet NYSE continued listing standards, which include triggering possible acceleration of some of our indebtedness and possible rights under some series of our preferred, any of which could materially adversely affect our liquidity.

As previously disclosed, RAIT is implementing the 2018 strategic steps seeking to increase liquidity and reduce costs within our businesses.  As such, RAIT plans to control costs, to sell certain loans, to sell certain real estate properties and to continue to receive repayments of loans as they become due.  In furtherance of these matters: (i) RAIT sold $639.6 million and divested another $97.6 million of our properties and RAIT reduced $652.1 million of related indebtedness from January 1, 2016 through the filing of this report, and (ii) RAIT reduced total recourse debt, excluding RAIT’s secured warehouse facilities, by $126.1 million from January 1, 2016 through the filing of this report.  Also, as of February 20, 2018, RAIT has ceased new investment activity, and as of March 13, 2018, RAIT has no amounts outstanding on its secured warehouse facilities.

RAIT’s ability to satisfy its obligations, excluding any obligations that may arise with respect to RAITs non-compliance with the continued listing standards of the NYSE, arising over the applicable one-year period including RAIT’s ability to satisfy any put option exercised by the holders of the 4.0% convertible senior notes and maintaining compliance with its debt covenants depends on management’s ability to sell certain of RAIT’s remaining real estate assets releasing cash from those sales and/or distributions on our retained interests in our RAIT I and RAIT II securitizations, to continue to control costs, to sell certain loans, and to continue to receive repayments of loans as they become due.  While controlling costs are principally within management’s control, selling real estate assets, selling loans, and the timing of loan repayments involve performance by third parties.  Since many of the real estate assets and loans that management plans to sell or receive repayment from to satisfy its obligations are not subject to an executed purchase and sale agreement or other contractual agreement as of the date hereof, the sale of those assets cannot be considered probable of occurring.  Furthermore, any potential obligations that may arise with respect to RAITs non-compliance with the continued listing standards of the NYSE would exceed the amounts of available funds and liquidity that could be generated to satisfy all of those potential obligations as they would become due.

If these plans or other alternative plans are not implemented as RAIT management expects or if RAIT cannot cure its non-compliance with the continued listing standards of the NYSE, RAIT’s financial condition, liquidity and ability to continue as a going concern may be materially adversely affected, including, without limitation that RAIT might not be able to satisfy any exercise of the option of holders of 4.0% convertible senior notes to require RAIT to redeem their respective notes in October 2018 or that RAIT may not maintain compliance with financial covenants in RAIT indebtedness. Subject to the considerations outlined in Part II, Item 8, “Financial Statements —Note 2: Summary of Significant Accounting Policies—Going Concern Considerations” and under this Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” if RAIT’s plans are implemented in the normal course of business, we believe our available cash and restricted cash balances, proceeds from the sales of assets, and cash flows from operations will be sufficient to fund our liquidity requirements for the next 12 months.

We received a notice on February 14, 2018 from the holder of the Series D preferred shares describing purported breaches of documents related to the Series D preferred shares which the notice claims constituted a default event and a mandatory redemption triggering event under the Series D preferred shares and stating that the holder was exercising its mandatory redemption right defined in the Series D preferred shares, provided that the holder has extended the time when the notice will become effective through June 9, 2018.  If the holder is able to require us to redeem the Series D preferred shares that would materially adversely affect our liquidity and capital resources.  See “Item 9B. Other Information” below for a description of the extension agreement with the holder extending the period of time before this notice would become effective.  This extension agreement also has requirements for us to use reasonable best efforts to sell specified assets and use the net proceeds to redeem certain of the Series D preferred shares on certain terms and conditions.  If our securities listed on the NYSE were delisted or ceased to trade on the NYSE or another defined trading market after June 9, 2018, this could ultimately provide the holder with redemption rights in certain circumstances.

We intend to engage in discussions with various stakeholders and are pursuing or considering a number of actions, but there can be no assurance that sufficient liquidity can be obtained from one or more of these actions or that these actions can be consummated within the period needed to meet certain obligations, and we could be required to seek relief under Chapter 11 of Title 11 of the U.S. Code.  We have engaged financial and legal advisors to assist us in, among other things, analyzing various strategic alternatives to address our liquidity and capital structure, including strategic and refinancing alternatives through one or more private restructurings. However, a filing under Chapter 11 may be unavoidable. Seeking bankruptcy relief would have a material adverse effect on our business, financial condition, results of operations, liquidity and returns to all stakeholders.

In these discussions or through open market purchases, we may seek to acquire, redeem, repurchase, restructure, refinance or otherwise enter into transactions to satisfy our debt or redeem our preferred shares which may include any combination of material payments of cash, issuances of our debt and/or equity securities, sales or exchanges of our assets or other methods.  From time to time our indebtedness and preferred shares may trade at discounts to their respective face amounts. In order to reduce future cash interest payments, as well as future principal amounts due upon any applicable put dates, at maturity or upon redemption, or payments on preferred shares, or to otherwise benefit RAIT, we may, from time to time, purchase such indebtedness or preferred shares for cash, in exchange for our equity or debt securities, or for any combination of cash and our equity or debt securities, in each case in open market purchases, privately negotiated transactions, exchange offers and consent solicitations or otherwise. We will evaluate any such transactions in light of then-existing market conditions, contractual restrictions and other factors, taking into account our current liquidity and prospects for future access to capital. The amounts involved in any such transactions, individually or in the aggregate, may be material and may materially reduce our liquidity or reduce or eliminate our ability to convert assets into liquidity. Any material issuances of our equity securities may have a material dilutive effect on our current shareholders.

Cash Flows

As of December 31, 2017 and 2016, we maintained cash and cash equivalents of $53.4 million and $110.5 million, respectively. Our cash and cash equivalents, inclusive of cash and cash equivalents related to discontinued operations, were generated or used from the following activities (dollars in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Cash flow from operating activities	$10,225	$109,232	$87,871
Cash flow from investing activities	265,434	609,447	(403,112)
Cash flow from financing activities	(332,810)	(734,034)	319,401
Net change in cash and cash equivalents	(57,151)	(15,355)	4,160
Net change in cash and cash equivalents from discontinued operations	—	38,305	(23,542)
Cash and cash equivalents at beginning of year	110,531	87,581	106,963
Cash and cash equivalents at end of year	$53,380	$110,531	$87,581

Cash flows from operating activities for the year ended December 31, 2017, as compared to the same period in 2016, decreased $99.0 million primarily due to the timing of payments for various accounts payable, accrued expenses and other liabilities, and a decrease in accrued interest receivable that related to the payoff of loans whose accrual of interest accrual terms differed from their current payment terms.  Cash flows from operating activities for the year ended December 31, 2016, as compared to the same period in 2015, increase primarily due to sales of conduit loans outpacing the originations of conduit loans during 2016 as compared to 2015 where originations of conduit loans outpaced sales of conduit loans.

The cash inflow for investing activities for the year ended December 31, 2017 was substantially due to proceeds from property dispositions of $243.5 million as well as loan repayments of $453.8 million offset by new investments in loans of $476.7 million.  The cash inflow for investing activities for the year ended December 31, 2016 is substantially due to loan repayments of $425.1 million exceeding new investments in loans of $154.2 million as well and proceeds from property dispositions of $317.4 million.  The cash outflow for investing activities for the year ended December 31, 2015 is substantially due to new investments in loans of $598.1 million which exceeded loan repayments of $291.2 million as well as acquisitions of real estate properties and capital expenditures on real estate assets of $189.6 million.  These cash outflows were partially offset by proceeds from the disposition of real estate assets of $87.6 million.

The cash outflow from our financing activities during the year ended December 31, 2017 was primarily due to repayments and repurchases of indebtedness of $751.3 million and distributions to shareholders and noncontrolling interests of $49.0 million exceeding proceeds from the issuance of indebtedness of $507.6 million.  The cash outflow from our financing activities during the year ended December 31, 2016 was primarily due to repayments and repurchases of indebtedness, net of issuances, of $1,103.1 million and distributions to shareholders and noncontrolling interest of $81.2 million exceeding proceeds from the issuances of indebtedness of $470.7 million.  The cash inflow from our financing activities during the year ended December 31, 2015 is primarily due to proceeds from credit facilities and term loans of $488.7 million (primarily obtained through IRT’s acquisition of TSRE) and proceeds from our CDO notes and floating rate securitizations of $476.2 million exceeding repayments on our credit facilities, loans on real estate and CDO notes of $557.4 million and distributions to preferred and common shareholders of $84.7 million.

As a REIT, we evaluate our dividend coverage based on our cash flow from operating activities, excluding acquisition and integration expenses, the origination and sale of conduit loans, and changes in assets and liabilities. During the year ended December 31, 2017, we paid distributions to our preferred shareholders, common shareholders, and noncontrolling interests of $49.0 million and generated cash flows from operating activities, before acquisition expenses, origination and sale of conduit loans, and changes in assets and liabilities of $5.9 million. The $43.1 million of excess distributions was funded through cash flows from the disposition of real estate assets and principal repayments on loans, which are included in cash flows from investing activities in the consolidated statements of cash flows and totaled $243.5 million and $453.8 million, respectively, during the year ended December 31, 2017.

Capitalization

A discussion of our capitalization is incorporated by reference to Note 5: Indebtedness, Note 10: Series D Preferred Shares and Note 11: Shareholders’ Equity of Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data.”

Critical Accounting Estimates and Policies

We consider the accounting policies discussed below to be critical to an understanding of how we report our financial condition and results of operations because their application places the most significant demands on the judgment of our management.  Please see Part II, Item 8, “Financial Statements —Note 2: Summary of Significant Accounting Policies” for information regarding recent accounting pronouncements.

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

Revenue Recognition for Interest Income. We recognize interest income from investments in commercial mortgage loans, mezzanine loans, and preferred equity interests on a yield to maturity basis. Some of our commercial mortgage loans, mezzanine loans and preferred equity interests provide for the accrual of interest at specified rates which differ from current payment terms. Interest income is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible. Management will cease accruing interest on these loans when it determines that the interest income is not collectible based on the ultimate value of the underlying collateral using discounted cash flow models and market based assumptions.

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

Off-Balance Sheet Arrangements and Commitments

As of December 31, 2017 we did not have any off-balance sheet arrangements.

Contractual Commitments

The table below summarizes our contractual obligations as of December 31, 2017 (dollars in thousands):

	Payment due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Recourse indebtedness:
Convertible senior notes (1)	$111,384	$—	$—	$—	$111,384
Senior notes	124,732	—	68,408	—	56,324
Senior secured notes	11,500	—	11,500	—	—
Junior subordinated notes	43,771	—	—	—	43,771
CMBS facilities	22,313	22,313	—	—	—
Total recourse indebtedness	313,700	22,313	79,908	—	211,479
Non-recourse indebtedness
CDO notes payable	258,063	—	—	—	258,063
CMBS securitization	744,763	—	—	—	744,763
Loans payable on real estate	62,297	1,315	2,843	58,139	—
Total non-recourse indebtedness	1,065,123	1,315	2,843	58,139	1,002,826
Total indebtedness	1,378,823	23,628	82,751	58,139	1,214,305
Interest payable (2)(3)	735,227	50,628	92,426	84,546	507,628
Operating lease obligations	29,053	1,992	2,822	2,197	22,042
Funding commitments to borrowers (4)	15,859	11,257	4,602	—	—
Total	$2,158,963	$87,505	$182,601	$144,882	$1,743,975

(1)

Our 7.0% convertible senior notes are redeemable, at par at the option of the holder, in April 2021 and April 2026. Our 4.0% convertible senior notes are redeemable, at par at the option of the holder, in October 2018, October 2023, and October 2028.

(2)	All variable-rate indebtedness assumes a 30-day LIBOR rate of 1.56%, which was the 30-day LIBOR rate at December 31, 2017.
(3)

Interest payable is comprised of interest expense related to our indebtedness and the interest cost of the hedges associated with indebtedness. Interest payments related to recourse indebtedness are due by period as follows: $16.8 million-less than one year, $25.0 million-one to three years, $21.5 million-three to five years and $79.7 million-more than five years. Interest payments related to non-recourse indebtedness are due by period as follows: $33.8 million-less than one year, $67.4 million-one to three years, $63.1 million-three to five years and $427.9 million-more than five years. Interest payable on non-recourse, securitization related notes assumes no collateral repayments and that interest is paid on the amount outstanding as of December 31, 2017 through the respective maturity dates.

(4)	Amounts represent the commitments we have made to fund borrowers in our existing lending arrangements as of December 31, 2017.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk results primarily from changes in the credit risks of our portfolio and changes in interest rates. We are exposed to credit risk and interest rate risk related to our investments in commercial mortgage loans, mezzanine loans, preferred equity interests and debt instruments.

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

Credit Summary and Concentrations of Credit Risk

Our investment portfolio had the following key credit statistics as of December 31, 2017:

Commercial real estate loans—We had seven loans on non-accrual status with a carrying value of $98.6 million, or 7.7% of our commercial real estate loan portfolio. Our allowance for losses for our commercial loan portfolio was $14.9 million, or 15.1% of our non-accrual loans and pertained to loans with an unpaid principal balance of $98.6 million.

Prior to our implementation of the 2018 strategic steps, in our normal course of business, we engaged in lending activities with borrowers throughout the United States. As of December 31, 2017, no single borrower or collateral issuer represented greater than 10% of our entire portfolio. The largest concentration by property type in our commercial mortgage loans, mezzanine loan and preferred equity interest portfolio was multi-family property, which made up approximately 32% of our commercial mortgage loan, mezzanine loan and preferred equity interest portfolio. For further information on each of our portfolios, please refer to the portfolio summaries in Item 1—“Business”. We also seek to mitigate the risk of default by borrowers on our floating rate loans in the event of significant increases in the applicable interest rates by seeking to have these borrowers enter into interest rate cap agreements capping their exposure to such increases.

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

Prior to our implementation of the 2018 strategic steps, we made investments that were either floating rate or fixed rate. Our floating rate investments were generally priced at a fixed spread over an index such as LIBOR that re-prices either quarterly or every 30 days. Given the frequency of future price changes in our floating rate investments, changes in interest rates are not expected to have a material effect on the value of these investments. Increases or decreases in LIBOR will have a corresponding increase or decrease in our interest income and the match-funded interest expense, thereby reducing the net earnings impact on our overall portfolio. Our interest income is also protected from decreases in interest rates due to interest rate floors existing in nearly all of on our investments in commercial mortgage loans and mezzanine loans. In the event that long-term interest rates increase, the value of our fixed-rate investments would be diminished. We may consider hedging this risk in the future if the benefit outweighs the cost of the hedging strategy. Such changes in interest rates would not have a material effect on the income from these investments.

As of December 31, 2017, we use a limited number of interest rate-related derivatives to hedge fixed and variable cash flows associated with our loans. These derivatives have an aggregate notional value of $12.6 million and are used to swap the fixed cash flows associated with fixed rate loans into variable-rate payments or cap variable rate cash flows over the lives of the loans. As of December 31, 2017, the interest rate-related derivatives had an aggregate asset fair value of $0.1 million. These derivatives are not designated in hedging relationships.  Changes in the fair value of these instruments that are not designated as hedges under FASB ASC Topic 815, “Derivatives and Hedging” are recorded in earnings.  These derivatives have been excluded from the table below as their impact to our interest rate risk under the scenarios presented in the table is insignificant.

The following table summarizes the interest income and interest expense for a 12-month period, and the change in the net fair value of our investments and indebtedness assuming an instantaneous increase or decrease of 100 basis points in the LIBOR interest rate curve, both adjusted for the effects of our interest rate hedging activities (dollars in thousands):

	Assets (Liabilities) Subject to Interest Rate Sensitivity (Par Amount)	100 Basis Point Increase	100 Basis Point Decrease (a)	200 Basis Point Increase	200 Basis Point Decrease (a)
Interest income from variable-rate investments	$1,265,435	$12,654	$(12,654)	$25,309	$(19,741)
Interest expense from variable-rate indebtedness	(1,068,910)	(10,689)	10,689	(21,378)	16,675
Total interest income (expense) from variable-rate instruments	$196,525	$1,965	$(1,965)	$3,931	$(3,066)

Fair value of fixed-rate instruments	$16,645	$(932)	$1,278	$(1,919)	$2,514
Fair value of fixed-rate indebtedness	(309,913)	2,310	(2,403)	4,529	(4,902)
Net fair value of fixed-rate instruments	$(293,268)	$1,378	$(1,125)	$2,610	$(2,388)
(a)	Assumes the LIBOR interest rate will not decrease below zero. The 1 month LIBOR rate was 1.56% as of December 31, 2017.

Item 8.	Financial Statements and Supplementary Data.

RAIT FINANCIAL TRUST

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees
RAIT Financial Trust:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of RAIT Financial Trust and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes and financial statement schedules II to IV (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2018 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s current liquidity is not sufficient to meet its obligations within one year of the date of issuance of the financial statements, including any obligations that may arise if the Company is not able to regain compliance with a New York Stock Exchange continued listing standard, which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Philadelphia, Pennsylvania
March 16, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees
RAIT Financial Trust:

Opinion on Internal Control Over Financial Reporting

We have audited RAIT Financial Trust and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes and financial statement schedules II to IV (collectively, the consolidated financial statements), and our report dated March 16, 2018 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to ineffective risk assessment procedures and monitoring activities that are responsive to changes in the business operations and ineffective process level control activities over the valuation of a financial liability and reconciliation of a financial asset has been identified and included in management’s assessment. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2017 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 16, 2018

RAIT Financial Trust

Consolidated Balance Sheets

(Dollars in thousands, except share and per share information)

	As of December 31, 2017	As of December 31, 2016
Assets
Investment in mortgages and loans:
Commercial mortgages, mezzanine loans, and preferred equity interests	$1,270,607	$1,292,639
Allowance for loan losses	(14,883)	(12,354)
Total investment in mortgages and loans, net (including $1,174,827 and $1,184,588 held by consolidated VIEs, respectively)	1,255,724	1,280,285
Investments in real estate, net of accumulated depreciation of $28,768 and $138,214, respectively (including $18,634 and $192,070 held by consolidated VIEs, respectively)	245,904	716,432
Cash and cash equivalents	53,380	110,531
Restricted cash	157,914	190,179
Accrued interest receivable	29,664	36,271
Other assets	43,871	53,878
Intangible assets, net of accumulated amortization of $6,831 and $22,230, respectively	5,376	19,267
Total assets	$1,791,833	$2,406,843
Liabilities and Equity
Indebtedness, net of unamortized discounts, premiums and deferred financing costs of $29,465 and $36,892, respectively (including $1,038,864 and $1,288,258 held by consolidated VIEs, respectively)	$1,390,188	$1,751,082
Accrued interest payable	4,688	8,347
Accounts payable and accrued expenses	9,641	20,016
Borrowers' escrows	117,070	107,183
Deferred taxes and other liabilities	12,116	60,864
Total liabilities	1,533,703	1,947,492
Series D cumulative redeemable preferred shares, $0.01 par value per share, 4,000,000 shares authorized, 3,133,720 and 3,536,000 shares issued and outstanding, respectively	78,343	81,581
Equity:
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 25,000,000 shares authorized;
7.75% Series A cumulative redeemable preferred shares, liquidation preference $25.00 per share, 8,069,288 shares authorized, 5,344,353 and 5,344,353 shares issued and outstanding, respectively	53	53
8.375% Series B cumulative redeemable preferred shares, liquidation preference $25.00 per share, 4,300,000 shares authorized, 2,340,969 and 2,340,969 shares issued and outstanding, respectively	23	23
8.875% Series C cumulative redeemable preferred shares, liquidation preference $25.00 per share, 3,600,000 shares authorized, 1,640,425 and 1,640,425 shares issued and outstanding, respectively	17	17
Series E cumulative redeemable preferred shares, $0.01 par value per share, 4,000,000 shares authorized	-	-
Common shares, $0.03 par value per share, 200,000,000 shares authorized 93,045,152 and 92,295,478 issued and outstanding, respectively, including 1,246,484 and 1,079,193 unvested restricted common share awards, respectively	2,791	2,769
Additional paid in capital	2,094,804	2,093,257
Retained earnings (deficit)	(1,921,533)	(1,723,735)
Total shareholders’ equity	176,155	372,384
Noncontrolling interests	3,632	5,386
Total equity	179,787	377,770
Total liabilities and equity	$1,791,833	$2,406,843

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Operations

(Dollars in thousands, except share and per share information)

	For the Years Ended December 31
	2017	2016	2015
Revenue:
Investment interest income	$70,215	$89,203	$98,432
Investment interest expense	(40,932)	(35,806)	(29,250)
Net interest margin	29,283	53,397	69,182
Property income	64,184	112,836	124,157
Fee and other income	6,251	7,374	18,275
Total revenue	99,718	173,607	211,614
Expenses:
Interest expense	35,544	55,049	61,750
Real estate operating expense	37,198	56,894	62,726
Property management expenses	8,853	9,479	9,322
General and administrative expenses:
Compensation expense	13,426	18,437	15,349
Other general and administrative expense	11,816	13,273	14,708
Total general and administrative expenses	25,242	31,710	30,057
Acquisition and integration expenses	455	624	2,332
Provision for loan losses	45,614	8,050	8,300
Depreciation and amortization expense	28,173	51,304	45,505
IRT internalization and management transition expenses	736	6,271	—
Shareholder activism expense	2,464	—	—
Employee separation expenses	575	—	—
Total expenses	184,854	219,381	219,992
Operating (Loss) Income	(85,136)	(45,774)	(8,378)
Interest and other income (expense), net	100	(427)	(1,083)
Gain (losses) on assets	23,439	53,272	37,393
Gain (losses) on extinguishment of debt	488	1,331	—
Asset impairment	(102,490)	(37,785)	(8,179)
Gain (losses) on deconsolidation of VIEs	5,855	—	—
Goodwill impairment	(8,342)	—	—
Change in fair value of financial instruments	13,422	(5,946)	11,638
Income (loss) before taxes	(152,664)	(35,329)	31,391
Income tax benefit (provision)	861	(2,550)	(2,798)
Income (loss) from continuing operations	(151,803)	(37,879)	28,593
Discontinued operations:
Income (loss) from discontinued operations	—	40,144	34,900
Gain (loss) on disposal of discontinued operations	—	47,808	—
Net income (loss)	(151,803)	50,073	63,493
(Income) loss allocated to preferred shares	(32,816)	(35,160)	(32,830)
(Income) loss allocated to noncontrolling interests	(76)	(24,733)	(23,505)
Net income (loss) allocable to common shares	$(184,695)	$(9,820)	$7,158
Amount attributable to common shares
Net income (loss) available to common shares from continuing operations	$(184,695)	$(69,604)	$(2,002)
Net income (loss) available to common shares from discontinued operations	-	59,784	9,160
Net income (loss)	$(184,695)	$(9,820)	$7,158
Earnings (loss) per share-Basic:
Earnings (loss) per share from continuing operations	$(2.02)	$(0.77)	$(0.03)
Earnings (loss) per share from discontinued operations	-	0.66	0.11
Earnings (loss) per share-Basic	$(2.02)	$(0.11)	$0.08
Weighted-average shares outstanding-Basic	91,479,533	91,153,861	85,524,073
Earnings (loss) per share-Diluted:
Earnings (loss) per share from continuing operations	$(2.02)	$(0.77)	(0.03)
Earnings (loss) per share from discontinued operations	$-	0.66	0.11
Earnings (loss) per share-Diluted	$(2.02)	$(0.11)	$0.08
Weighted average shares outstanding-Diluted	91,479,533	91,153,861	86,457,871

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Comprehensive Income (Loss)

(Dollars in thousands)

	For the Years Ended December 31
	2017	2016	2015
Net income (loss)	$(151,803)	$50,073	$63,493
Other comprehensive income (loss):
Change in fair value of interest rate hedges	—	(133)	(293)
Realized (gains) losses on interest rate hedges reclassified to earnings	—	4,824	16,382
Change in fair value of available-for-sale securities	—	—	—
Total other comprehensive income (loss) from continuing operations	—	4,691	16,089
Discontinued operations:
Other comprehensive income (loss) from discontinued operations	—	(607)	—
Total other comprehensive income (loss)	—	4,084	16,089
Comprehensive income (loss) before allocation to noncontrolling interests	(151,803)	54,157	79,582
Allocation to noncontrolling interests - net (income) loss	(76)	(24,733)	(23,505)
Allocation to noncontrolling interests - other comprehensive (income) loss	—	615	—
Comprehensive income (loss) allocable to common shares	$(151,879)	$30,039	$56,077

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Changes in Equity

(Dollars in thousands, except share information)

	Preferred Shares— Series A	Par Value Preferred Shares— Series A	Preferred Shares— Series B	Par Value Preferred Shares— Series B	Preferred Shares— Series C	Par Value Preferred Shares— Series C	Common Shares	Par Value Common Shares	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2014	4,775,569	$48	2,288,465	$23	1,640,100	$17	82,506,606	$2,473	$2,025,683	$(20,788)	$(1,633,911)	$373,545	$214,297	$587,842
Net income (loss)	—	—	—	—	—	—	—	—	—	—	39,988	39,988	23,505	63,493
Preferred dividends	—	—	—	—	—	—	—	—	—	—	(26,275)	(26,275)	—	(26,275)
Preferred Series D discount amortization	—	—	—	—	—	—	—	—	—	—	(6,555)	(6,555)	—	(6,555)
Common dividends declared	—	—	—	—	—	—	—	—	—	—	(53,998)	(53,998)	—	(53,998)
Other comprehensive income (loss), net	—	—	—	—	—	—	—	—	—	16,089	—	16,089	—	16,089
Share-based compensation	—	—	—	—	—	—	—	—	4,466	—	—	4,466	—	4,466
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	123,911	123,911
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(1,000)	—	—	(1,000)	(22,163)	(23,163)
Deconsolidation of real estate owned property	—	—	—	—	—	—	—	—	—	—	—	—	663	663
Preferred shares issued, net	530,515	5	52,504	—	325	—	—	—	13,050	—	—	13,055	—	13,055
Common shares issued for equity compensation	—	—	—	—	—	—	385,322	14	(996)	—	—	(982)	—	(982)
Common shares issued, net	—	—	—	—	—	—	8,008,817	240	42,185	—	—	42,425	—	42,425
7.0% convertible senior notes embedded conversion option	—	—	—	—	—	—	686,022	21	3,749	—	—	3,770	—	3,770
Balance, December 31, 2015	5,306,084	$53	2,340,969	$23	1,640,425	$17	91,586,767	$2,748	$2,087,137	$(4,699)	$(1,680,751)	$404,528	$340,213	$744,741
Net income (loss)	—	—	—	—	—	—	—	—	—	—	25,340	25,340	24,733	50,073
Preferred dividends	—	—	—	—	—	—	—	—	—	—	(27,374)	(27,374)	—	(27,374)
Preferred Series D discount amortization	—	—	—	—	—	—	—	—	—	—	(7,786)	(7,786)	—	(7,786)
Common dividends declared	—	—	—	—	—	—	—	—	—	—	(33,164)	(33,164)	—	(33,164)
Other comprehensive income (loss), net	—	—	—	—	—	—	—	—	—	4,699	—	4,699	(615)	4,084
Share-based compensation	—	—	—	—	—	—	—	39	6,745	—	—	6,784	—	6,784
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	826	826
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	(23,268)	(23,268)
Derecognition of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	4,954	4,954
Disposal of discontinued operations	—	—	—	—	—	—	—	—	—	—	—		(341,457)	(341,457)
Preferred shares issued, net	38,269	—	—	—	—	—	—	—	610	—	—	610	—	610
Common shares issued for equity compensation	—	—	—	—	—	—	699,468	(18)	(1,235)	—	—	(1,253)	—	(1,253)
Common shares issued, net	—	—	—	—	—	—	9,243	—	—	—	—	—	—	—
7.0% convertible senior notes embedded conversion option	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2016	5,344,353	53	2,340,969	23	1,640,425	17	92,295,478	2,769	2,093,257	—	(1,723,735)	372,384	5,386	377,770
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(151,879)	(151,879)	76	(151,803)
Preferred dividends	—	—	—	—	—	—	—	—	—	—	(25,998)	(25,998)	—	(25,998)
Preferred Series D discount amortization	—	—	—	—	—	—	—	—	—	—	(6,818)	(6,818)	—	(6,818)
Common dividends declared	—	—	—	—	—	—	—	—	—	—	(13,103)	(13,103)	—	(13,103)
Other comprehensive income (loss), net	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	930,211	28	2,584	—	—	2,612	—	2,612
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	66	66
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	(1,710)	(1,710)
Derecognition of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	(186)	(186)
Disposal of discontinued operations	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Preferred shares issued, net	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Common shares issued for equity compensation	—	—	—	—	—	—	(193,854)	(6)	(1,037)	—	—	(1,043)	—	(1,043)
Common shares issued, net	—	—	—	—	—	—	13,317	0	—	—	—	—	—	—
7.0% convertible senior notes embedded conversion option	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2017	5,344,353	53	2,340,969	23	1,640,425	17	93,045,152	2,791	2,094,804	—	(1,921,533)	176,155	3,632	179,787

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Years Ended December 31
	2017	2016	2015
Operating activities:
Net income (loss)	$(151,803)	$50,073	$63,493
Adjustments to reconcile net income (loss) to cash flow from operating activities:
Provision for loan losses	45,614	8,050	8,300
Share-based compensation expense	2,612	7,720	4,466
Depreciation and amortization	28,173	78,804	73,868
Amortization of deferred financing costs and debt discounts	14,650	20,796	17,943
Accretion of discounts on investments	744	(1,039)	(2,045)
Amortization of above/below market leases	(1,148)	(1,780)	(104)
(Gains) losses on assets	(23,439)	(85,535)	(43,805)
(Gains) losses on extinguishment of debt	(488)	(379)	—
(Gains) losses on deconsolidation of VIEs	(5,855)	—	—
TSRE financing extinguishment expenses	—	—	23,219
(Gains) on IRT merger with TSRE	—	(732)	(64,604)
Asset impairment	102,490	37,785	8,179
Goodwill impairment	8,342	—	—
Gain on disposal of discontinued operations, exclusive of transaction costs	—	(49,938)	—
Change in fair value of financial instruments	(13,422)	5,946	(11,638)
Provision (benefit) for deferred taxes	(577)	2,212	2,484
Changes in assets and liabilities:
Decrease in accrued interest receivable	6,039	5,145	(2,665)
Decrease (increase) in other assets	4,507	116	4,339
Increase (decrease) in accrued interest payable	3,010	3,065	2,558
Increase (decrease) in accounts payable and accrued expenses	(5,392)	5,280	(23,120)
Increase (decrease) in borrowers’ escrows and other liabilities	(3,832)	2,266	(8,922)
Origination of conduit loans	—	(13,800)	(389,054)
Sales of conduit loans	—	35,177	424,979
Cash flows provided by (used in) operating activities	10,225	109,232	87,871
Investing activities:
Proceeds from sales or repayments of other securities	—	—	31,241
Purchase and origination of loans for investment	(460,770)	(154,212)	(598,146)
Principal repayments on loans	453,771	425,050	291,228
Investments in real estate	(9,243)	(30,358)	(52,482)
IRT's acquisition of TSRE, net of cash acquired	—	—	(137,096)
Proceeds from the disposition of real estate	243,510	317,444	87,573
Proceeds from sale of interest in IRT, net of cash deconsolidated	—	31,572	—
Proceeds from sale of discontinued operations	—	43,000	—
(Increase) decrease in restricted cash	38,166	(23,049)	(25,430)
Cash flows provided by (used in) investing activities	265,434	609,447	(403,112)
Financing activities:
Repayments of warrants and SARs obligations	(20,500)	—	—
Repayments on secured credit facilities and loans payable on real estate	(1,295)	(259,523)	(274,765)
Proceeds from secured credit facilities, term loans and loans payable on real estate	—	206,680	488,725
Repayments and repurchase of CDO notes payable and floating rate securitizations	(678,164)	(717,338)	(282,680)
Net proceeds from issuance of CDO notes and floating rate securitizations	490,550	239,236	476,191
Repurchase of convertible notes and senior notes	(17,285)	(47,614)	—
Repayments of senior secured notes	(50,500)	(8,000)	(8,000)
Net proceeds (repayments) related to conduit loan repurchase agreements	—	(36,922)	(19,035)
Net proceeds (repayments) related to floating rate loan repurchase agreements	(4,109)	(33,724)	31,050
Proceeds from issuance of other indebtedness	17,022	24,796	—
Distribution to noncontrolling interests	(1,710)	(23,266)	(22,083)
Issuance of noncontrolling interests	66	689	—
TSRE financing extinguishment expenses	—	—	(23,219)
Payments for deferred costs	(8,494)	(8,098)	(16,547)
Preferred share issuance, net of costs incurred	—	610	13,055
Common share issuance, net of costs incurred	(1,043)	(2,052)	41,443
Repurchase of Series D preferred shares	(10,057)	(11,600)	—
Distributions paid to preferred shareholders	(25,990)	(24,776)	(24,166)
Distributions paid to common shareholders	(21,301)	(33,132)	(60,568)
Cash flows (used in) provided by financing activities	(332,810)	(734,034)	319,401
Net change in cash and cash equivalents	(57,151)	(15,355)	4,160
Net change in cash and cash equivalents from discontinued operations	—	(38,305)	23,542
Net change in cash and cash equivalents from continuing operations	(57,151)	22,950	(19,382)
Cash and cash equivalents at the beginning of the year	110,531	87,581	106,963
Cash and cash equivalents at the end of the year	$53,380	$110,531	$87,581

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2017

(Dollars in thousands, except share and per share amounts)

NOTE 1: THE COMPANY

RAIT Financial Trust is a self-managed and self-advised Maryland real estate investment trust, or REIT, focused on managing a portfolio of commercial real estate (CRE) loans and properties.  References to “RAIT”, “we”, “us”, and “our” refer to RAIT Financial Trust and its subsidiaries, unless the context otherwise requires.  We have financed a substantial portion of our investments through borrowing and securitization strategies seeking to match the maturities and terms of our financings with the maturities and terms of those investments.

On September 7, 2017, we announced that our Board of Trustees, or the board, had formed a committee of independent trustees, or the special committee, to explore and evaluate a wide range of possible strategic and financial alternatives for RAIT. On February 20, 2018, we announced that the special committee had concluded this review and that the board has determined that this review did not identify a strategic or financial transaction with another counterparty that was preferable to the steps described below. This review, conducted with the support of financial and legal advisors, evaluated a wide range of potential alternatives which included, but were not limited to, (i) refinements of RAIT’s operations or strategy, (ii) financial transactions, such as a recapitalization or other change to RAIT’s capital structure and (iii) strategic transactions, such as a sale of all or part of RAIT.  As a result, the board, after considering the recommendations and advice of the special committee, RAIT’s management and legal and financial advisors, determined that RAIT should take steps to increase RAIT’s liquidity and better position RAIT to meet its financial obligations as they come due. We refer to these steps as the 2018 strategic steps and they include, but are not limited to: (i) the cessation of RAIT’s lending business along with the implementation of other steps to reduce costs within its other operating businesses; (ii) the continuation of the process of selling RAIT’s owned real estate (REO) portfolio while continuing to service and manage its existing CRE loan portfolio; and (iii) the engagement of a financial advisor. M-III Advisory Partners, LP, to advise and assist RAIT in its ongoing assessment of its financial performance and financial needs.

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The accompanying consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles, or GAAP. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position and consolidated results of operations, equity and cash flows are included.

During the year ended December 31, 2017, we corrected the following errors that resulted in adjustments to the accompanying consolidated statement of operations that related to transactions completed in a prior period: (a) provision for loan losses includes $1,542 associated with the charge-off of a loan that was determined to be not collectible and the component of the recorded investment of another loan that was not properly reserved for and (b) depreciation and amortization expense includes $494 associated  the acceleration of amortization as a result of the cancellation of one customer relationship. We evaluated these corrections of errors and determined, based on quantitative and qualitative factors, the changes were not material to the consolidated financial statements taken as a whole for the current and any previously filed consolidated financial statements.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2017

(Dollars in thousands, except share and per share amounts)

During 2017, we began presenting our borrowers’ escrows liability as a separate line item on our consolidated balance sheets. This liability was previously presented within the deferred taxes, borrowers’ escrows and other liabilities line item on our consolidated balance sheets.  We have conformed prior periods to reflect this change.

For the years ended December 31, 2016 and 2015, certain entities or distinguishable components of RAIT have been presented as discontinued operations.  See Note 9: Discontinued Operations for further information.  Also, during the year ended December 31, 2016, we began presenting property management expenses separately on the consolidated statement of operations.  These expenses relate to employees that perform regional supervision, accounting, treasury, human resources, and other corporate functions.  We have retroactively adjusted historical periods to reclassify these expenses from compensation expense and general and administrative expenses to property management expense.

b. Going Concern Considerations

Under the accounting guidance related to the presentation of financial statements, an entity is required to evaluate on a quarterly basis whether the entity’s current financial condition, including its liquidity sources at the date that the financial statements are issued, will enable the entity to meet its obligations arising within one year of the date  the entity’s financial statements are issued and to make a determination as to whether it is probable, under the application of this accounting guidance, that the entity will be able to continue as a going concern over the applicable period.  The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The financial statements do not include any adjustments that might be necessary should RAIT be unable to continue as a going concern. As a result of the considerations articulated below, there is substantial doubt about RAIT’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Analysis.  In applying the accounting guidance, management considered RAIT’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and RAIT’s conditional and unconditional obligations due over the next twelve months.  Management considered the option of holders of the 4.0% convertible senior notes, which have an unpaid principal balance of $110,513 as of December 31, 2017, to require RAIT to redeem them in October 2018, the financial covenant compliance requirements of certain of RAIT’s indebtedness described below, RAIT’s existing non-compliance with and options to cure certain continued listing standards of the NYSE (including the potential implications thereof which are further discussed below) and RAIT’s recurring costs of operating its business.

RAIT received written notification, or the NYSE notice, from the New York Stock Exchange, or the NYSE, effective September 21, 2017, that RAIT was not in compliance with an NYSE continued listing standard because the average closing price of RAIT’s common shares fell below $1.00 over a consecutive 30 trading-day period ending September 15, 2017.  In accordance with NYSE procedures, RAIT acknowledged receipt of the NYSE notice and notified the NYSE of its intention to seek to cure the deficiency set forth therein.  RAIT is considering various options it may take in an effort to cure this deficiency and regain compliance with this continued listing standard, including, among other things, by evaluating strategies such as a reverse stock split.  There can be no assurance that RAIT will be able to cure this deficiency or that RAIT will be able to continue to comply with any other continued listing standard of the NYSE.  RAIT’s ability to cure RAIT’s non-compliance with the continued listing standards of the NYSE is dependent, in part, on the market price and market capitalization of RAIT’s common shares, which is not within RAIT’s exclusive control.  If RAIT’s common shares ultimately were to be delisted for any reason from the NYSE before RAIT was able to cure the deficiency, it could have material adverse consequences on RAIT’s ability to meet its obligations arising within one year of the date of issuance of these financial statements, including, among others: triggering the right of holders of RAIT’s senior secured notes and RAIT’s convertible notes to require us to repurchase their notes and could trigger non-compliance with covenants applicable to RAIT’s series D preferred shares.  If RAIT failed to repay any senior secured notes or convertible notes for which the holders exercised repurchase rights, it could trigger cross defaults under, and ultimately the acceleration of, other RAIT indebtedness.

RAIT plans to control costs, to sell certain loans, to sell certain real estate properties and to continue to receive repayments of loans as they become due.  Also, as of February 20, 2018, RAIT has ceased new investment activity.  Due to the inherent risks, unknown results and significant uncertainties associated with each of these matters and the direct correlation between these matters and RAIT’s ability to satisfy its financial obligations that may arise over the applicable one-year period, RAIT is unable to conclude that it is probable that RAIT will be able to meet its obligations arising within one year of the date of issuance of these financial statements within the parameters set forth in this accounting guidance.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2017

(Dollars in thousands, except share and per share amounts)

RAIT’s current financial condition and currently available sources of repayment for its obligations over the next twelve months, such as its available funds, which were $53,380 as of December 31, 2017, would not enable RAIT to meet its obligations within one year of the date these financial statements are issued.  As a result, management evaluated whether this was mitigated by RAIT’s approved plans and expectations for the applicable period under the second step of this accounting standard.

RAIT’s ability to satisfy its obligations, excluding any obligations that may arise with respect to RAITs non-compliance with the continued listing standards of the NYSE, arising over the applicable one-year period including RAIT’s ability to satisfy any put option exercised by the holders of the 4.0% convertible senior notes and maintaining compliance with its debt covenants depends on management’s ability to sell certain of RAIT’s remaining real estate assets releasing cash from those sales and/or distributions on our retained interests in our RAIT I and RAIT II securitizations, to continue to control costs, to sell certain loans, and to continue to receive repayments of loans as they become due.  While controlling costs are principally within management’s control, selling real estate assets, selling loans, and the timing of loan repayments involve performance by third parties.  Since many of the real estate assets and loans that management plans to sell or receive repayment from to satisfy its obligations are not subject to an executed purchase and sale agreement or other contractual agreement as of the date hereof, the sale of those assets cannot be considered probable of occurring.  Furthermore, any potential obligations that may arise with respect to RAITs non-compliance with the continued listing standards of the NYSE would exceed the amounts of available funds and liquidity that could be generated to satisfy all of those potential obligations as they would become due.

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

Under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 810, “Consolidation”, the determination of whether to consolidate a VIE is based on the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance together with either the obligation to absorb losses or the right to receive benefits that could be significant to the VIE. We define the power to direct the activities that most significantly impact the VIE’s economic performance as the ability to buy, sell, refinance, or recapitalize assets or entities, and solely control other material operating events or items of the entity. For our commercial mortgage loans, mezzanine loans, and preferred equity investments, certain rights we hold are protective in nature and would preclude us from having the power to direct the activities that most significantly impact the VIE’s economic performance. Assuming both criteria are met, we would be considered the primary beneficiary and would consolidate the VIE. We will continually assess our involvement with VIEs and consolidate the VIEs when we are the primary beneficiary. See Note 8: Variable Interest Entities for additional disclosures pertaining to VIEs.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2017

(Dollars in thousands, except share and per share amounts)

f. Restricted Cash

Restricted cash consists primarily of tenant escrows and borrowers’ funds held by us to fund certain expenditures or to be released at our discretion upon the occurrence of certain pre-specified events, and to serve as additional collateral for borrowers’ loans. As of December 31, 2017 and 2016, we had $123,398 and $121,395, respectively, of tenant escrows and borrowers’ funds.

Restricted cash also includes proceeds from the issuance of CMBS securitizations that are restricted for the purpose of funding additional investments in securities subsequent to the balance sheet date. As of December 31, 2017 and 2016, we had $34,516 and $68,784, respectively, of restricted cash held by securitizations.

g. Investments in Mortgage Loans, Mezzanine Loans and Preferred Equity Interests

We have invested in commercial mortgage loans, mezzanine loans, and preferred equity interests. We account for our investments in commercial mortgages, mezzanine loans, and preferred equity interests at amortized cost. The carrying value of these investments is adjusted for origination discounts/premiums, nonrefundable fees and direct costs for originating loans which are amortized into income on a level yield basis over the terms of the loans.

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

Loans which experience a modification to their contractual terms which result in a concession being granted to a borrower experiencing financial difficulties are considered troubled debt restructurings, or TDRs. A concession is deemed granted when, as a result of the restructuring, we do not expect to collect all amounts due, including interest accrued, at the original contractual interest rate. As appropriate, we also consider other qualitative factors in determining whether a concession is deemed granted, including the value of the underlying collateral. We do not consider restructurings that result in a delay in payment, in timing or amount, which is insignificant to be a concession.

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

As of December 31, 2017

(Dollars in thousands, except share and per share amounts)

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

Management reviews our investments in real estate for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The review of recoverability is based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the long-lived asset’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a long-lived asset, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property.  During the year ended December 31, 2017, we recognized $96,625 of impairment charges on our real estate assets.  Refer to Note 4: Investments in Real Estate for further discussion of the impairment charges.

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

k. Revenue Recognition

1)

Interest income—We recognize interest income from investments in commercial mortgage loans, mezzanine loans, and preferred equity interests, and other securities on a yield to maturity basis. Certain of our commercial mortgage loans, mezzanine loans and preferred equity interests provide for the accrual of interest at specified rates which differ from current payment terms (which may have minimum payment rates as low as zero percent). Interest income is recognized on such loans, the majority of which were originated prior to 2011, at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible. Management will cease accruing interest on these loans when it determines that the interest income is not collectible based on the value of the underlying collateral using discounted cash flow models and market based assumptions. The accrued interest receivable associated with these loans as of December 31, 2017, 2016, and 2015 was $23,801, $29,845, and $34,132, respectively.  These loans are considered

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2017

(Dollars in thousands, except share and per share amounts)

to be impaired when the total amount owed exceeds the estimated value of the underlying collateral. Four of these loans, with an unpaid principal balance of $28,904 were considered to be impaired as of December 31, 2017.  One of these loans, with an unpaid principal balance of $12,869 was considered to be impaired as of December 31, 2016. None of these loans were considered to be impaired as of December 31, 2015.

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

3)

Fee and other income—We generate fee and other income through our various subsidiaries by (a) funding conduit loans for sale into unaffiliated commercial mortgage-backed securities, or CMBS securitizations, (b) providing or arranging to provide financing to our borrowers, (c) providing ongoing asset management services to investment portfolios under cancelable management agreements, and (d) providing property management services to third parties. We recognize revenue for these activities when the fees are fixed or determinable, are evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided. While we may receive asset management fees when they are earned, we eliminate earned asset management fee income from securitizations while such securitizations are consolidated. During the years ended December 31, 2017, 2016 and 2015, we received $915, $1,420 and $1,892, respectively, of earned asset management fees. We eliminated $915, $1,420 and $1,644, respectively, of these earned asset management fees as it was associated with consolidated securitizations.

Also, during the years ended December 31, 2017, 2016 and 2015 we earned $0, $7,092, and $4,984 of asset management fees, respectively, and $0, $350 and $629 of incentive fees, respectively, related to our Advisory Agreement with IRT.  During the years ended December 31, 2017, 2016 and 2015 we also earned $0, $4,769, and $3,675, respectively, of property management and leasing fees related to our property management agreements with IRT’s properties.  As we consolidated IRT through October 5, 2016, all of these fees earned for the years ended December 31, 2015 and 2014 were eliminated in consolidation.

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

The Chicago Mercantile Exchange (“CME”) and the London Clearing House (“LCH”) recently made amendments to their respective rules that resulted in the prospective accounting treatment of variation margin payments (certain daily payments that were historically accounted for as collateral) being considered settlements of their related derivatives. While the CME rule, which became effective in January 2017, is mandatory, the LCH rule allows a clearing member institution the option to adopt the rule changes on an

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2017

(Dollars in thousands, except share and per share amounts)

individual contract or portfolio basis.  As of December 31, 2017, $12,650 of notional amount of our derivative contracts were cleared on the LCH.  During the second quarter of 2017, our LCH clearing member institution adopted the new rule change.  As of December 31, 2017, $103 of variation margin payments related to these derivatives have been accounted for as settlements of the derivatives.

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

•

Level 3: Inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. Generally, assets and liabilities carried at fair value and included in this category are subordinated debentures, and historically included trust preferred obligations and CDO notes payable, where observable market inputs do not exist.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2017

(Dollars in thousands, except share and per share amounts)

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

In prior years, our TRS entities generated taxable revenue primarily from (i) advisory fees for services provided to IRT, (ii) property management fees for services provided to RAIT properties, IRT properties and third-party properties, and (iii) fees and other income from our CMBS lending business.  During the year ended December 31, 2017, our TRS entities generated taxable revenue primarily from (i) property management fees for services provided to RAIT properties and third-party properties, and (ii) fees and other income from our CMBS lending business. In consolidation, the advisory fees and property management fees related to IRT were eliminated through October 5, 2016 and property management fees related to RAIT properties were eliminated in their entirety. Nonetheless, all income taxes are expensed and are paid by the TRSs in the year in which the revenue is received. These income taxes are not eliminated when the related revenue is eliminated in consolidation.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2017

(Dollars in thousands, except share and per share amounts)

As part of our change in strategic direction and to decrease administrative processes, during the year ended December 31, 2016, we moved our active TRS entities under a single holding company. We elected a November 30th taxable year end for the TRS holding company. We estimated the effective tax rate and current income tax liability as of December 31, 2016 by projecting activity for the full taxable year ended November 30, 2017. As we projected ordinary taxable income for the TRS holding company for its taxable year ended November 30, 2017, we recognized a current income tax liability as of December 31, 2016.  However, during the year ended December 31, 2017, our projections indicated, and ultimately our actual results yielded, an ordinary loss for taxable year 2017 for the TRS holding company. As a result, we reversed the current income tax liability accrued as of December 31, 2016, which generated a current income tax benefit of $249 during the year ended December 31, 2017.  During the year ended December 31, 2017, a current income tax benefit of $34 was also recognized related to insignificant activities occurring in our TRS entities during the period.  During the year ended December 31, 2017, a net current income tax benefit of $12 was recognized, which includes a deferred income tax expense that had been disclosed in previous periods.

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

q. Intangible Assets

Intangible assets on our consolidated balance sheets represent identifiable intangible assets acquired in business acquisitions. We amortize identified intangible assets to expense over their estimated lives using the straight-line method. We evaluate intangible assets for impairment as events and circumstances change, in accordance with FASB ASC Topic 360, “Property, Plant, and Equipment.” The gross value for our customer relationships was $0 and $12,276 as of December 31, 2017 and December 31, 2016, respectively. The gross value for our customer relationships has decreased $12,276, of which $7,843 relates to impairments and the remaining relates to assets that fully amortized as a result of the cancellation of seven customer relationships during the year ended December 31, 2017. The gross carrying amount for our in-place leases and above-market leases, was $12,208 and $26,122 as of December 31, 2017 and December 31, 2016, respectively. The gross carrying amount for Urban Retail’s trade name was $0 and $1,500 as of December 31, 2017 and December 31, 2016, respectively. The accumulated amortization for our intangible assets was $6,831 and $22,230 as of December 31, 2017 and December 31, 2016, respectively. We recorded amortization expense of $6,775, $14,934 and $14,283 for the years ended December 31, 2017, 2016 and 2015, respectively. Based on the intangible assets identified above, we expect to record amortization expense of intangible assets of $1,557 for 2018, $1,187 for 2019, $905 for 2020, $626 for 2021, $425 for 2022 and $677 thereafter. As a result of the declining profitability of our retail property manager subsidiary, which has been a product of the current challenges facing the retail property sector, we recognized non-cash impairment charges of $4,903 on our customer relationships and $963 on our retail property manager’s trade name during the year ended December 31, 2017.  These non-cash impairment charges are presented in asset impairment on our consolidated statements of operations.

r. Goodwill

Goodwill on our consolidated balance sheet represented the amounts paid in excess of the fair value of the net assets acquired from business acquisitions accounted for under FASB ASC Topic 805, “Business Combinations.” Pursuant to FASB ASC Topic 350, “Intangibles-Goodwill and Other”, goodwill is not amortized to expense but rather is analyzed for impairment. We evaluate goodwill for impairment on an annual basis and as events and circumstances change, in accordance with FASB ASC Topic 350. As of December 31, 2017 and 2016, we have $0 and $8,342, respectively, of goodwill that is included in Other Assets in the accompanying consolidated balance sheets. As a result of the declining profitability of our retail property manager subsidiary, which has been a product of the current challenges facing the retail property sector, we concluded that a triggering event had occurred leading to a $8,342 non-cash impairment charge on our goodwill, which was recognized during the year ended December 31, 2017. This non-cash impairment charge is presented in goodwill impairment on our consolidated statements of operations. During the year ended

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2017

(Dollars in thousands, except share and per share amounts)

December 31, 2016, we derecognized $512 of goodwill related to the disposal of discontinued operations. During the year ended December 31, 2015, we recorded an adjustment to correct the deferred tax liability balance with an offset to goodwill for $2,160 related to our acquisition of Urban Retail.

s. Shareholder Activism Expenses

During the year ended December 31, 2017, we incurred additional expenses beyond those normally associated with soliciting proxies for our annual meeting of shareholders as a result of responding to an unsolicited and nonbinding externalization of management proposal as well as an activist campaign threatened by an activist investor. On May 26, 2017, we entered into a cooperation agreement with this investor pursuant to which, among other things, the investor agreed to terminate its proxy contest against us and withdraw the notice of proposed trustee candidates it submitted to us and we agreed to reimburse the investor $250 for the out-of-pocket expenses incurred by the investor in connection with its unsolicited and nonbinding externalization of management proposal and its activist campaign against us.  Refer to Note 15: Related Party Transactions for further discussion. Our expenses as a result of responding to an unsolicited and nonbinding externalization of management proposal as well as an activist campaign threatened by an activist investor totaled $2,464 for the year ended December 31, 2017 and are presented as shareholder activism expenses in our consolidated statements of operations.

t. Employee Separation Expense

On September 27, 2017, we entered into a settlement agreement and general release with our former chief financial officer, who was previously employed by RAIT as RAIT’s Chief Financial Officer and Treasurer pursuant to an employment agreement executed on February 17, 2017. The purpose of the settlement agreement, which provided for the termination of our former chief financial officer’s employment from RAIT retroactive to August 20, 2017, was to provide for a complete and final settlement of all existing and potential disputes between RAIT and our former chief financial officer, including, but not limited to, all disputes related to our former chief financial officer’s previous employment by RAIT and the termination of such employment.  During the year ended December 31, 2017, we incurred an expense in the amount of $575 related to this settlement agreement, which is presented as employee separation expense in our consolidated statements of operations.

u. Recent Accounting Pronouncements

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2017

(Dollars in thousands, except share and per share amounts)

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

In January 2017, the FASB issued an accounting standard classified under FASB ASC Topic 350, “Intangibles – Goodwill and Other”. The amendments in this accounting standard removes step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. As a result, a goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The amendments in this accounting standard are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption of the amendments in this standard is permitted.  The adoption of this standard did not have an impact on our consolidated financial statements, however, we applied the guidance contained in this accounting standard in measuring the goodwill impairment referred to above in section r. Goodwill.

Not Yet Adopted Within These Financial Statements

In May 2014, the FASB issued an accounting standard classified under FASB ASC Topic 606, “Revenue from Contracts with Customers”. This accounting standard establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance, including industry-specific guidance. This accounting standard generally replaces existing guidance by requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This accounting standard applies to all contracts with customers, except those that are within the scope of other Topics in the FASB ASC. During 2016 and 2017, the FASB issued multiple amendments to this accounting standard that provide further clarification to this accounting standard. These standards amending FASB ASC Topic 606 are currently effective for annual reporting periods beginning after December 15, 2017. Upon completion of our review of the impact of this guidance, we have concluded that this guidance will not have a material impact on our revenue recognition practices. In 2017, we identified a project team and commenced an initial impact assessment for this accounting standard. This assessment included identification of the sources of revenue that will be impacted by the new standard, which include the following: tenant reimbursement revenue, parking revenue, property management fee income, and leasing commission income and their impacts to our results of operations, financial position and cash flows. We have adopted this new standard as of January 1, 2018, and have applied the modified retrospective method, which resulted in a cumulative effect adjustment as an increase to shareholders’ equity in the amount of $701 as of the adoption date.

In January 2016, the FASB issued an accounting standard classified under FASB ASC Topic 825, “Financial Instruments”. This accounting standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  Among other things, the amendment (i) eliminates certain disclosure requirements for financial instruments measured at amortized cost; (ii) requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (iii) requires separate presentation, in other comprehensive income, of the change in fair value of a liability, when the fair value option has been elected, resulting from a change in the instrument-specific credit risk; and (iv) requires separate presentation of financial instruments by measurement category and form.  This standard is effective for annual periods beginning after December 15, 2017,

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2017

(Dollars in thousands, except share and per share amounts)

including interim periods within those fiscal years.  Early adoption is permitted for the separate presentation of changes in fair value due to changes in instrument-specific credit risk. Management expects the adoption of this standard to have impact on our consolidated financial statements related to disclosures of the fair value of financial instruments and changes in the fair value of a liability, when the fair value option has been elected, resulting from a change in the instrument-specific credit risk.

In February 2016, the FASB issued an accounting standard classified under FASB ASC Topic 842, “Leases”.  This accounting standard states that a lessee should recognize the assets and liabilities that arise from all leases with a term greater than 12 months. The core principle requires the lessee to recognize a liability to make lease payments and a "right-of-use" asset. The accounting applied by the lessor is relatively unchanged.  The amendments in this accounting standard are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in this standard is permitted. Management is currently evaluating the impact that this standard may have on our consolidated financial statements. The recognition of operating leases, for which we are the lessee, on the consolidated balance sheets is expected to be the most significant impact of the adoption of this accounting standard.

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

In November 2016, the FASB issued an accounting standard classified under FASB ASC Topic 230, “Statement of Cash Flows”.  The amendments in this accounting standard require that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  The amendments in this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period.  The adoption of this standard will change the presentation of the statement of cash flows for RAIT and we will utilize a retrospective transition method for each period presented within financial statements for

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2017

(Dollars in thousands, except share and per share amounts)

periods subsequent to the date of adoption. As the adoption of this standard only requires the presentation of additional detail on the statement of cash flows, the adoption of this standard is not expected to have a material impact on our consolidated financial statements.

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

In February 2017, the FASB issued an accounting standard classified under FASB ASC Subtopic 610-20, “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets”. The amendments in this accounting standard clarify what constitutes an “in substance nonfinancial asset” and changes the accounting for partial sales of nonfinancial assets to be more consistent with the accounting for a sale of a business. The amendments in this accounting standard are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this standard was performed in conjunction with the adoption of FASB ASC Topic 606 described above.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2017

(Dollars in thousands, except share and per share amounts)

NOTE 3: Investments in Commercial Mortgage Loans, Mezzanine Loans and Preferred Equity Interests

The following table summarizes our investments in commercial mortgage loans, mezzanine loans and preferred equity interests as of December 31, 2017:

	Unpaid Principal Balance	Unamortized (Discounts) Premiums	Carrying Amount	Number of Loans	Weighted- Average Coupon (1)	Range of Maturity Dates
Commercial Real Estate (CRE)
Commercial mortgage loans	$1,194,735	$(719)	$1,194,016	95	6.3%	Jan. 2018 to Dec. 2025
Mezzanine loans	45,488	$164	45,652	13	11.2%	May 2018 to May 2025
Preferred equity interests	33,284	$(1)	33,283	15	9.1%	Nov. 2018 to Jan. 2029
Total CRE (2)	1,273,507	(556)	1,272,951	123	6.5%
Deferred fees and costs, net (3)	(2,344)	-	(2,344)
Total	$1,271,163	$(556)	$1,270,607
(1)	Weighted-average coupon is calculated on the unpaid principal balance, which does not necessarily correspond to the carrying amount.
•

Includes $106,136 of cash flow loans, of which $55,353 are commercial mortgage loans, $21,149 are mezzanine loans and $29,634 are preferred equity interests.  See Note 2: Summary of Significant Accounting Policies, (k) Revenue Recognition, for further discussion of our cash flow loans.

(2)	Includes $8,497 of deferred fees, net of $6,153 of deferred costs.

The following table summarizes our investments in commercial mortgage loans, mezzanine loans and preferred equity interests as of December 31, 2016:

	Unpaid Principal Balance	Unamortized (Discounts) Premiums	Carrying Amount	Number of Loans	Weighted- Average Coupon (1)	Range of Maturity Dates
Commercial Real Estate (CRE)
Commercial mortgage loans (2)	$1,162,233	$(852)	$1,161,381	94	5.8%	Jan. 2017 to Dec. 2025
Mezzanine loans	89,811	45	89,856	23	9.9%	Feb. 2017 to Jun. 2027
Preferred equity interests	42,830	(1)	42,829	17	8.2%	Jan. 2017 to Jan. 2029
Total CRE (3)	1,294,874	(808)	1,294,066	134	6.1%
Deferred fees and costs, net (4)	(1,427)	—	(1,427)
Total	$1,293,447	$(808)	$1,292,639
(1)	Weighted-average coupon is calculated on the unpaid principal balance, which does not necessarily correspond to the carrying amount.
(2)

Commercial mortgage loans include two conduit loans with unpaid principal balances and carrying amounts totaling $20,181, a weighted-average coupon of 4.8%, and maturity dates ranging from June 2025 through December 2025. These commercial mortgage loans are accounted for as loans held for sale.

(3)

Includes $155,750 of cash flow loans, of which $98,784 are commercial mortgage loans, $21,171 are mezzanine loans and $35,795 are preferred equity interests.  See Note 2: Summary of Significant Accounting Policies, (k) Revenue Recognition, for further discussion of our cash flow loans.

(4)	Includes $5,978 of deferred fees, net of $4,551 of deferred costs.

A loan is placed on non-accrual status if it is delinquent for 90 days or more or if there is uncertainty over full collection of principal and interest, which generally includes our impaired loans that have reserves. The following table summarizes the delinquency statistics of our commercial real estate loans as of December 31, 2017 and 2016:

	As of December 31, 2017
Delinquency Status	Current	30 to 59 days	60 to 89 days	90 days or more	Total	Non-accrual (1)
Commercial mortgage loans	$1,149,501	$—	$—	$45,234	$1,194,735	$81,443
Mezzanine loans	40,258	—	—	5,230	45,488	13,510
Preferred equity interests	33,284	—	—	—	33,284	3,650
Total	$1,223,043	$—	$—	$50,464	$1,273,507	$98,603

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2017

(Dollars in thousands, except share and per share amounts)

(1)      Includes five loans that were current in accordance with their terms, but are on non-accrual due to uncertainty over whether we will fully collect principal and interest, and two loans that are 90 days or more past due in accordance with their terms.

	As of December 31, 2016
Delinquency Status	Current	30 to 59 days	60 to 89 days	90 days or more	Total	Non-Accrual (1)
Commercial mortgage loans	$1,111,898	$50,335	$—	$—	$1,162,233	$113,509
Mezzanine loans	88,432	—	—	1,379	89,811	1,379
Preferred equity interests	42,830	—	—	—	42,830	6,150
Total	$1,243,160	$50,335	$—	$1,379	$1,294,874	$121,038

(1)      Includes five loans that are current and one loan that is 30 to 59 days past due in accordance with their terms, but are on non-accrual due to uncertainty over whether we will fully collect principal and interest.

As of December 31, 2017 and December 31, 2016, all of our commercial mortgage loans, mezzanine loans and preferred equity interests that were 90 days or more past due, or in foreclosure, were on non-accrual status.  It is noted that as of December 31, 2017, $106,136 of our loans are cash flow loans, which provide for the accrual of interest at specified rates which differ from current payment terms, and in some cases, do not require current payments.  See Note 2: Summary of Significant Accounting Policies, (k) Revenue Recognition, for further discussion of our cash flow loans.  As of December 31, 2017 and December 31, 2016, $98,603 and $121,038, respectively, of our commercial real estate loans were on non-accrual status and had weighted-average interest rates of 6.1% and 5.8%, respectively. Also, as of December 31, 2017 and 2016, three and four loans, respectively, with unpaid principal balances of $20,624 and $28,930, respectively, and weighted average interest rates of 12.9% and 12.6%, respectively, were recognizing interest on the cash basis.

The following table sets forth the maturities of our investments in commercial mortgage loans, mezzanine loans and preferred equity interests by year:

	Commercial	Mezzanine	Preferred equity	Total
2018	412,620	2,123	3,650	418,393
2019	378,351	3,000	-	381,351
2020	313,224	8,810	7,948	329,982
2021	33,932	-	-	33,932
2022	36,790	-	-	36,790
Thereafter	19,818	31,555	21,686	73,059
Total	$1,194,735	$45,488	$33,284	$1,273,507

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2017

(Dollars in thousands, except share and per share amounts)

Allowance for Loan Losses And Impaired Loans

During the year ended December 31, 2017, we recognized provision for loan losses of $45,614, which was related to legacy loans.  Our provision for loan losses during the year ended December 31, 2017 was primarily driven by eight loans, where the borrower and/or property experienced an unfavorable event or events during the period, which resulted in probable, incurred losses. One of these loans was a mezzanine loan with a principal balance of $18,500, which was part of a loan structure that included a $190,000 loan held by a third party. The loans were collectively governed by a co-lender agreement. During 2017, a borrower payoff event occurred and the loans’ special servicer applied all funds to the third-party loan and released the related mortgage. As a result of these events, we recorded a provision for loan loss of $18,500 and a full charge off of the loan. Collection is now being pursued through a legal proceeding. Based on the co-lender agreement, we believe we are entitled to full repayment on our mezzanine loan.

We closely monitor our loans, which require evaluation for loan loss in two categories: satisfactory and watchlist. Loans classified as satisfactory are loans that are performing consistent with our expectations. Loans classified as watchlist are generally loans that have performed below our expectations, have credit weaknesses or in which the credit quality of the collateral has deteriorated. This is determined by evaluating quantitative factors including debt service coverage ratios, net operating income of the underlying collateral and qualitative factors such as recent operating performance of the underlying property and history of the borrower’s ability to provide financial support. We have classified our investments in loans by credit risk category as of December 31, 2017 and December 31, 2016 as follows:

	As of December 31, 2017
Credit Status	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Satisfactory	$1,083,741	$19,109	$21,879	$1,124,729
Watchlist (1)	110,994	26,379	11,405	148,778
Total	$1,194,735	$45,488	$33,284	$1,273,507
(1)	Includes $126,478 of loans that are considered to be impaired and $22,300 of loans that are not considered to be impaired.

	As of December 31, 2016
Credit Status	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Satisfactory	$1,048,724	$57,063	$36,680	$1,142,467
Watchlist (1)	113,509	32,748	6,150	152,407
Total	$1,162,233	$89,811	$42,830	$1,294,874
(1)	Includes $152,407 of loans that are considered to be impaired.

The following tables provide a roll-forward of our allowance for loan losses for our commercial mortgage loans, mezzanine loans and preferred equity interests for the years ended December 31, 2017, 2016 and 2015:

	For the Year Ended December 31, 2017
	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Beginning balance	$10,640	$—	$1,714	$12,354
Provision (benefit) for loan losses	18,193	28,010	(589)	45,614
Charge-offs, net of recoveries	(19,814)	(22,388)	(883)	(43,085)
Ending balance	$9,019	$5,622	$242	$14,883

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2017

(Dollars in thousands, except share and per share amounts)

	For the Year Ended December 31, 2016
	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Beginning balance	$3,154	$12,139	$1,804	$17,097
Provision (benefit) for loan losses	6,467	(227)	1,810	8,050
Charge-offs, net of recoveries	—	(11,912)	(1,900)	$(13,812)
Other (1)	1,019	—	—	1,019
Ending balance	$10,640	$—	$1,714	$12,354
(1)	Represents capitalization of past due interest on modified loans.
	For the Year Ended December 31, 2015
	Commercial Mortgages	Mezzanine Loans	Preferred Equity	Total
Beginning balance	$—	$7,892	$1,326	$9,218
Provision for loan losses	3,154	4,668	478	8,300
Charge-offs, net of recoveries	—	(421)	—	(421)
Ending balance	$3,154	$12,139	$1,804	$17,097

Information on those loans considered to be impaired as of December 31, 2017 and December 31, 2016 was as follows:

	As of December 31, 2017
Impaired Loans	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Impaired loans expecting full recovery	$14,321	$12,869	$7,756	$34,946
Impaired loans with reserves	74,372	13,510	3,650	91,532
Total Impaired Loans (1)	88,693	26,379	11,406	126,478
Allowance for loan losses	$9,019	$5,622	$242	$14,883
(1)	As of December 31, 2017, there was no unpaid principal relating to previously identified TDRs that are on accrual status.

	As of December 31, 2016
Impaired Loans	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Impaired loans expecting full recovery	$—	$32,748	$—	$32,748
Impaired loans with reserves	113,509	—	6,150	119,659
Total Impaired Loans (1)	113,509	32,748	6,150	152,407
Allowance for loan losses	$10,640	$—	$1,714	$12,354
(1)	As of December 31, 2016, there was no unpaid principal relating to previously identified TDRs that are on accrual status.

The average unpaid principal balance and recorded investment of total impaired loans was $148,261, $134,721 and $90,280 during the years ended December 31, 2017, 2016, and 2015, respectively. We recorded interest income from impaired loans of $968, $3,488 and $4,419 for the years ended December 31, 2017, 2016, and 2015, respectively.

We have evaluated modifications to our commercial real estate loans to determine if the modification constitutes a troubled debt restructuring, or TDR, under FASB ASC Topic 310, “Receivables”. During the year ended December 31, 2017, we determined that restructuring of two commercial real estate loans with unpaid principal balances totaling of $13,080 constituted TDRs as the maturity date of the loans were extended and the borrowers were determined to be experiencing financial difficulty.  During the year ended December 31, 2016, we determined that a restructuring of one commercial real estate loan with an unpaid principal balance of $15,645 constituted a TDR as the interest payment rate was decreased, although interest will continue to accrue on the original contractual rate, subject to management’s determination that it is collectible, and will be owed upon maturity. As of December 31, 2017, there was

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2017

(Dollars in thousands, except share and per share amounts)

one TDR that subsequently defaulted for restructurings that had been entered into within the previous 12 months. This loan has an unpaid principal balance of $45,234 and is greater than 90 days past due.

In January, 2018 we determined that a restructuring of one commercial real estate loan with a principal balance of $7,948 constituted a TDR as the interest rate was decreased to zero percent and the maturity date was extended.

Loan-to-Real Estate Conversions

During the year ended December 31, 2017, we completed the conversion of one commercial mortgage loan with a carrying value of $1,590 to real estate owned property. See Note 4: Investments in Real Estate for further information. We recognized a charge off of $360 upon conversion.

Other

In February 2018, we began to pursue a sale of certain loans that were on our balance sheet as of December 31, 2017.  In March 2018, we sold these loans, which had an unpaid principal balance of $44,050 and received gross proceeds of $43,720.

NOTE 4: Investments In Real Estate

The table below summarizes our investments in real estate:

	Book Value
	As of December 31, 2017	As of December 31, 2016
Multifamily real estate properties	$17,163	$147,201
Office real estate properties	130,125	397,769
Industrial real estate properties	—	93,423
Retail real estate properties	106,817	164,019
Parcels of land	20,567	52,234
Subtotal	274,672	854,646
Less: Accumulated depreciation and amortization	(28,768)	(138,214)
Investments in real estate, net (1)	$245,904	$716,432
(1)	As of December 31, 2016, three of our multifamily properties, with a carrying amount of $62,428, and two of our parcels of land, with a carrying amount of $14,233, were considered held-for-sale.

As of December 31, 2017 and 2016, our investments in real estate were comprised of land of $73,003 and $169,133, respectively, and buildings and improvements of $201,669 and $685,513, respectively.

As of December 31, 2017, our gross investments in real estate of $274,672 were financed through $62,297 of mortgage loans or other debt held by third parties and $298,050 of mortgage loans held by our RAIT I and RAIT II CDO securitizations, which is also eliminated in consolidation.  As of December 31, 2016, our investments in real estate of $854,646 were financed through $186,237 of mortgage loans held by third parties and $642,824 of mortgage loans held by our RAIT I and RAIT II CDO securitizations, which is also eliminated in consolidation. Together, along with commercial real estate loans held by RAIT I and RAIT II, these mortgages serve as collateral for the CDO notes payable issued by the RAIT I and RAIT II CDO securitizations. All intercompany balances and interest charges are eliminated in consolidation.

For our investments in real estate, the leases for our multifamily properties are generally one-year or less and leases for our office and retail properties are operating leases. The following table represents the minimum future rentals under expiring leases for our office and retail properties as of December 31, 2017.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2017

(Dollars in thousands, except share and per share amounts)

2018	$3,376
2019	1,395
2020	3,482
2021	2,931
2022	2,944
2023 and thereafter	11,624
Total	$25,752

Acquisitions:

During the year ended December 31, 2017, we completed the conversion of one commercial loan with a carrying value of $1,590 to real estate.

The following table summarizes the aggregate estimated fair value of the assets and liabilities associated with the properties acquired during the year ended December 31, 2017, on the date of acquisition, for the real estate accounted for under FASB ASC Topic 805.

Description	Fair Value of Assets Acquired During the Twelve Months Ended December 31, 2017
Assets acquired:
Investments in real estate	$1,118
Cash and cash equivalents	84
Restricted cash	-
Accounts receivable and other assets	14
Intangible assets	1,231
Total assets acquired	2,447
Liabilities assumed:
Indebtedness, net	-
Accounts payable and accrued expenses	139
Other liabilities	718
Total liabilities assumed	857
Estimated fair value of net assets acquired	$1,590

The following table summarizes the consideration transferred to acquire the real estate properties and the amounts of identified assets acquired and liabilities assumed at the respective acquisition date:

Description	Total Estimated Fair Value
Fair value of consideration transferred:
Investments in loans, accrued interest receivable and other assets	$1,590
Total	$1,590

The table below presents the revenue and net income (loss) attributable to the properties acquired during the year ended December 31, 2017 as reported in our consolidated financial statements.

	For the Year Ended
	December 31, 2017
Property	Total Revenue	Net income (loss) allocable to common shares
Erieview Galleria	$1,190	$(305)
Total	$1,190	$(305)

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2017

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

	For the Year Ended
	December 31,
Description	2017	2016
Pro forma total revenue (unaudited)	$101,228	$174,990
Pro forma net income (loss) allocable to common shares (unaudited)	(185,121)	(10,146)
Earnings (loss) per share attributable to common shareholders:
Basic-as pro forma (unaudited)	(2.02)	(0.11)
Diluted-as pro forma (unaudited)	(2.02)	(0.11)

Property Sales:

During the year ended December 31, 2017, we disposed of five multifamily properties, eight office properties, two retail properties (one sold as two parcels in two separate transactions), and three parcels of land.  We also recognized $5 of losses on sales related to properties sold prior to December 31, 2016, as we settled remaining amounts with third parties subsequent to each sale date, respectively. The below table summarizes the current year dispositions recorded at sale and also presents each property’s contribution to net income (loss) allocable to common shares, excluding the impact of the gain (loss) on sale:

					Net income (loss) allocable to common shares
Property Name	Property Type	Date of Sale	Sale Price	Gain (loss) on sale	For the Year Ended December 31, 2017
Tuscany Bay	Multifamily	1/6/2017	$36,650	$7,657	$2
Emerald Bay (1)	Multifamily	3/8/2017	23,750	772	135
Tiffany Square (1)	Office	3/9/2017	12,175	113	59
Oyster Point (1)	Multifamily	3/28/2017	11,500	(82)	1
Executive Center	Office	3/31/2017	10,600	437	123
MGS (1)	Land	3/31/2017	300	—	—
100 E. Lancaster (1)	Office	4/13/2017	4,575	14	70
UBS Tower (1)	Office	5/9/2017	14,150	—	(43)
South Plaza (2)	Retail	5/24/2017 & 9/29/2017	22,478	1,647	896
South Terrace	Multifamily	6/30/2017	42,950	9,189	250
Trails at Northpointe (1)	Multifamily	7/18/2017	6,450	(54)	(118)
Rutherford (1)	Office	9/29/2017	5,700	—	430
Treasure Island/Sunny Shores	Land	10/4/2017	12,125	—	(81)
McDowell Phase I/II (1)	Office	10/16/2017	53,150	206	1,612
May's Crossing	Retail	11/16/2017	8,150	298	242
Four Resource Square (1)	Office	12/29/2017	17,500	78	(573)
Reuss Federal Plaza (1)	Office	12/29/2017	19,500	47	995

Total			$301,703	$20,322	$4,000
(1)	These properties were previously impaired.
(2)	Includes gain on sale in May and September 2017 of $1,481 and $166, respectively.

During the year ended December 31, 2016, we disposed of sixteen multifamily real estate properties, one office property, and one parcel of land (combined in the below table). We also recognized $5 of loss on sales related to properties sold in the prior year as we settled remaining amounts with buyers.  The below table summarizes these dispositions and also presents each property’s contribution to net income (loss) allocable to common shares, excluding the impact of the gain (loss) on sale:

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2017

(Dollars in thousands, except share and per share amounts)

					Net income (loss) allocable to common shares
Property Name	Property Type	Date of Sale	Sale Price	Gain (loss) on sale	For the Year Ended December 31, 2016
Mineral/Lincoln	Office	03/25/2016	$7,949	$(374)	$—
Ventura	Multifamily	03/30/2016	8,750	115	45
Saxony	Land	04/06/2016	1,500	(12)	(4)
Desert Wind (1)	Multifamily	05/18/2016	8,750	(2,032)	52
Las Vistas (1)	Multifamily	05/18/2016	10,500	(61)	122
Penny Lane (1)	Multifamily	05/18/2016	10,000	3,248	121
Sandal Ridge (1)	Multifamily	05/18/2016	12,250	3,482	162
Silversmith	Multifamily	06/03/2016	6,200	1,227	95
Coles Crossing (2)	Multifamily	09/20/2016	43,750	(3,965)	90
Eagle Ridge and Grand Terrace	Multifamily	09/21/2016	44,650	11,757	534
Augusta	Multifamily	09/28/2016	37,500	10,431	871
Ellington	Multifamily	11/03/2016	36,200	8,646	1,000
Regency Meadows	Multifamily	11/08/2016	7,200	(68)	(502)
River Park West	Multifamily	11/17/2016	30,150	1,886	279
Ashford	Multifamily	12/09/2016	24,050	2,430	157
Tierra Bella	Multifamily	12/14/2016	12,468	3,271	330
Mandalay Bay	Multifamily	12/21/2016	36,000	13,296	(698)
Total			$337,867	$53,277	$2,654
(1)	These properties were disposed of as a group of assets in a portfolio sale on May 18, 2016.

(2)   The loss on sale related to this property primarily results from a defeasance premium of $1,318 and the writeoff of the noncontrolling interest of $2,518.

During the year ended December 31, 2017, we also recognized a gain of $3,122 related to a sale of a multifamily property that occurred during the second quarter of 2015.  This gain was deferred as the buyer’s initial investment was insufficient.  As our loan, which financed the buyer’s acquisition of this property, was paid off during the year ended December 31, 2017, we recognized the deferred gain.

During the year ended December 31, 2017, we disposed of two land parcels for $12,125 plus the reimbursement of capital expenditures associated with those parcels.  The principal consideration received in the sale was a note from the buyer. We deferred a gain on the sale of these assets of $701 which was classified within other liabilities and will be recognized under the cost recovery method as the buyer’s initial investment was insufficient.

During the year ended December 31, 2017, we incurred a net non-cash gain on deconsolidation of properties of $5,158 relating to an industrial real estate portfolio containing ten properties with carrying value of $82,501 of investments in real estate and $81,941 of related cross-collateralized non-recourse debt as of December 31, 2016. During the year ended December 31, 2017, the senior lender foreclosed on the mortgage liens encumbering all of these industrial properties, and disposed of the properties through auction processes.  RAIT had no control or influence over the divestiture processes.  These properties, including other assets, net of related liabilities, had an aggregate carrying value of $82,046. As a result, the senior lender or its assignee/designee now owns these properties, subject to any redemption rights that we have under applicable state law, if any.  Upon foreclosure, we derecognized these net assets and extinguished related debt and accrued interest of $87,204 based on the proceeds received by and legal stipulations entered into with the senior lender with respect to the auctions.

During the year ended December 31, 2017, we incurred a net non-cash gain on deconsolidation of properties of $697 relating to a real estate portfolio containing two office and two industrial properties with a carrying value of $16,216 and $17,698 of related non-recourse debt. During the year ended December 31, 2017, the senior lender foreclosed on the mortgage liens encumbering these four properties and disposed of the properties through an external foreclosure process. RAIT had no control or influence over the divestiture process. These four properties, including other assets, net of related liabilities, had an aggregate carrying value of $17,625. Upon foreclosure, we derecognized these net assets and extinguished related debt and accrued interest of $18,303 based on the proceeds received by the senior lender through the foreclosure.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2017

(Dollars in thousands, except share and per share amounts)

Impairment:

During the year ended December 31, 2017, we recognized impairment charges on real estate assets of $96,625 as it was more likely than not that we would dispose of the assets before the end of their previously estimated useful lives and a portion of our recorded investment in these assets was determined to not be recoverable.  These impairment charges are further described below.

During the year ended December 31, 2017, we changed our investment approach on six of our real estate properties. These decisions to change our investment approach led to an expectation that the properties would be disposed of prior to the end of their useful life, which was concluded to be a triggering event requiring further analysis of the recoverability of these properties. As a result of the analysis performed, the aggregate carrying value of these properties was determined not to be fully recoverable, resulting in impairment charges totaling $74,514 as further described below:

•

Four of these six properties, consisting of an office property and a retail property in the Central region, and a retail property and a land parcel in the Southeast region, were previously in various stages of redevelopment with an aggregate carrying value of $101,896.  During the year ended December 31, 2017, a decision was made to cease redevelopment efforts and market the properties for sale in their existing condition.  The analysis performed, which included obtaining a broker opinion of value for each of the Central region properties and performing a discounted cash flow analysis for each of the Southeast region properties using market-based assumptions, resulted in impairment charges of $50,274.

•

For one office property in the Central region, which was previously planned to be held for use and currently not stabilized, a sales process was pursued for the property in its current condition.  Based upon various offers that have been received to purchase the property, the carrying value of $39,218 was determined to not be fully recoverable, resulting in an impairment charge of $17,447.

•

Additionally, it was determined it was more likely than not that we would dispose of one retail property in the Mid-Atlantic region with a carrying value of $30,863, which was being held for investment, in the foreseeable future.  The analysis performed, which included performing a discounted cash flow analysis using market-based assumptions, resulted in an impairment charge of $6,793.

Subsequently, during the year ended December 31, 2017, one of the above mentioned real estate properties that was previously determined to be more likely than not to be disposed of before the end of its estimated useful life incurred capital expenditures, which led to additional impairment charges totaling $3,458.  In addition, during the year ended December 31, 2017, we also determined that one of the above mentioned real estate properties would be sold at a lower price than previously expected, resulting in an impairment charge totaling $2,945.

During the year ended December 31, 2017, we also continued execution on plans to market certain assets that had been identified for disposal in previous periods.  The remaining $15,708 of impairment charges during year ended December 31, 2017 related to nine of these other real estate assets, including one multifamily property, one retail property, five office properties, and two land parcels and was recognized as a result of updated information obtained based upon purchase and sale agreements, letters of intent and broker opinions of value as these assets have progressed through different stages of the marketing and sales negotiation process.

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

During the year ended December 31, 2015, we recognized impairment on three real estate assets of $8,179 as it was more likely than not we would dispose of these assets before the end of their previously estimated useful life, and a portion of our recorded investment in these assets was determined to not be recoverable.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2017

(Dollars in thousands, except share and per share amounts)

See Note 7: Fair Value of Financial Instruments for further information regarding our non-recurring fair value measurements.

NOTE 5: Indebtedness

We maintain various forms of short-term and long-term financing arrangements. Generally, these financing agreements are collateralized by assets within securitizations.

The following table summarizes our total recourse and non-recourse indebtedness as of December 31, 2017:

Description	Unpaid Principal Balance	Unamortized Discount/Premium and Deferred Financing Costs	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
7.0% convertible senior notes (1)	$871	$(38)	$833	7.0%	Apr. 2031 (1)
4.0% convertible senior notes (2)	110,513	(3,713)	106,800	4.0%	Oct. 2033 (2)
7.625% senior notes	56,324	(1,457)	54,867	7.6%	Apr. 2024
7.125% senior notes	68,408	(934)	67,474	7.1%	Aug. 2019
Senior secured notes	11,500	(437)	11,063	7.3%	Apr. 2019
Junior subordinated notes, at fair value (3)	18,671	(10,550)	8,121	5.3%	Mar. 2035
Junior subordinated notes, at amortized cost	25,100	—	25,100	3.9%	Apr. 2037
Secured warehouse facilities	22,313	(570)	21,743	3.5%	Jan. 2018 to Jul. 2018
Total recourse indebtedness	313,700	(17,699)	296,001	5.5%
Non-recourse indebtedness:
CDO notes payable, at amortized cost (4)(5)	258,063	(3,339)	254,724	2.2%	Jun. 2045 to Nov. 2046
CMBS securitizations (6)(7)	744,763	(8,177)	736,586	3.4%	Jan. 2031 to Dec. 2037
Loans payable on real estate	62,297	(375)	61,922	5.2%	May 2021 to Dec. 2021
Total non-recourse indebtedness	1,065,123	(11,891)	1,053,232	3.2%
Other indebtedness (8)	40,830	125	40,955	—	—
Total indebtedness	$1,419,653	$(29,465)	$1,390,188	3.7%
(1)	Our 7.0% convertible senior notes are redeemable at par, at the option of the holder, in April 2021, and April 2026.
(2)	Our 4.0% convertible senior notes are redeemable at par, at the option of the holder, in October 2018, October 2023, and October 2028.
(3)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(4)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
(5)

Collateralized by $507,306 principal amount of commercial mortgage loans, mezzanine loans, other loans and preferred equity interests, $274,629 of which is eliminated in consolidation.  These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

(6)	Excludes CMBS securitization notes purchased by us which are eliminated in consolidation.
(7)

Collateralized by $944,894 principal amount of commercial mortgage loans and participation interests in commercial mortgage loans. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

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

As of December 31, 2017

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
(7)

Collateralized by $789,421 principal amount of commercial mortgage loans and participation interests in commercial mortgage loans. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

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

The current status or activity in our financing arrangements occurring as of or during the year ended December 31, 2017 is as follows:

Recourse Indebtedness

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2017

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

Prior to April 5, 2016, the 7.0% convertible senior notes were not redeemable at our option, except to preserve RAIT’s status as a REIT. On or after April 5, 2016, we may redeem all or a portion of the 7.0% convertible senior notes at a redemption price equal to the principal amount plus accrued and unpaid interest. Holders of 7.0% convertible senior notes may require us to repurchase all or a portion of the 7.0% convertible senior notes at a purchase price equal to the principal amount plus accrued and unpaid interest on April 1, 2021, and April 1, 2026, or upon the occurrence of certain defined fundamental changes.

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

During the year ended December 31, 2016, we repurchased a total of $29,177 in aggregate principal amount of the 7.0% convertible senior notes for a total consideration of $29,177.

During the year ended December 31, 2017, there was no activity other than recurring interest. These notes do not contain financial covenants.

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

As of December 31, 2017

(Dollars in thousands, except share and per share amounts)

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

During the year ended December 31, 2017, we repurchased a total of $15,585 in aggregate principal amount of 4.0% convertible senior notes for a total consideration of $14,468. These notes do not contain financial covenants.

7.625% senior notes. On April 14, 2014, we issued and sold in a public offering $60,000 aggregate principal amount of our 7.625% Senior Notes due 2024, or the 7.625% senior notes. After deducting the underwriting discount and the offering costs, we received approximately $57,500 of net proceeds. Interest on the 7.625% senior notes is paid quarterly with a maturity date of April 15, 2024. The 7.625% senior notes are subject to redemption at our option, in whole or in part, at any time on or after April 15, 2017, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date and are subject to repurchase by us at the option of the holders following a defined fundamental change, at a repurchase price equal to 101% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The senior notes are not convertible into equity securities of RAIT. These notes contain financial covenants that are applicable upon the incurrence of debt as defined in the notes’ related indenture including a maximum leverage ratio covenant and a minimum fixed charge ratio covenant.  As of December 31, 2017, the leverage ratio, calculated in accordance with the indenture, was 74.1% as compared to a maximum leverage ratio not to exceed 80%, and for the preceding four quarters, the fixed charge coverage ratio, calculated in accordance with the indenture, was 1.41x as compared to a minimum fixed charge coverage ratio of no less than 1.20x.

During the year ended December 31, 2016, we repurchased a total of $2,713 in aggregate principal amount of 7.625% convertible senior notes for a total consideration of $2,172.

During the year ended December 31, 2017, we repurchased a total of $963 in aggregate principal amount of 7.625% senior notes for a total consideration of $766.

7.125% senior notes. In August 2014, we issued and sold in a public offering $71,905 aggregate principal amount of our 7.125% Senior Notes due 2019, or the 7.125% senior notes. After deducting the underwriting discount and the offering costs, we received approximately $69,209 of net proceeds. Interest on the 7.125% senior notes is paid quarterly with a maturity date of August 30, 2019. The 7.125% senior notes are subject to redemption at our option, in whole or in part, at any time on or after August 30, 2017, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date and are subject to repurchase by us at the option of the holders following a defined fundamental change, at a repurchase price equal to 101% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The senior notes are not convertible into equity securities of RAIT. These notes contain financial covenants that are applicable upon the incurrence of debt as defined in the notes’ related indenture including a maximum leverage ratio covenant and a minimum fixed charge ratio covenant. As of December 31, 2017, the leverage ratio, calculated in accordance with the indenture, was 74.1% as compared to a maximum leverage ratio not to exceed 80%,

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2017

(Dollars in thousands, except share and per share amounts)

and for the preceding four quarters, the fixed charge coverage ratio, calculated in accordance with the indenture, was 1.41x as compared to a minimum fixed charge coverage ratio of no less than 1.20x.

During the year ended December 31, 2016, we repurchased a total of $1,174 in aggregate principal amount of 7.125% senior notes for a total consideration of $1,081.

           During the year ended December 31, 2017, we repurchased a total of $2,323 in aggregate principal amount of 7.125% senior notes for a total consideration of $2,023.

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

The senior secured notes were issued pursuant to an indenture agreement dated October 5, 2011 which contains customary events of default, including those relating to nonpayment of principal or interest when due and defaults based upon events of bankruptcy and insolvency. The senior secured notes were each $25,000 principal amount with a weighted average interest rate of 7.0% and had maturity dates ranging from April 2017 to April 2019. Interest is paid quarterly on October 30, January 30, April 30 and July 30 of each year.  The senior secured notes are secured and are not convertible into equity securities of RAIT.

During the year ended December 31, 2016, we repaid $8,000 of the senior secured notes.

During the year ended December 31, 2017, we repaid $7,500 of the senior secured notes.

During the year ended December 31, 2017, we redeemed $15,500 in principal amount of the 6.75% senior notes at a redemption price equal to the principal amount plus accrued and unpaid interest.

During the year ended December 31, 2017, we redeemed $15,000 in principal amount of the 6.85% senior notes at a redemption price equal to the principal amount plus accrued and unpaid interest.

During the year ended December 31, 2017, we redeemed $12,500 in principal amount of the 7.15% senior notes at a redemption price equal to the principal amount plus accrued and unpaid interest.

Junior subordinated notes, at fair value. On October 16, 2008, we issued two junior subordinated notes with an aggregate principal amount of $38,052 to a third party and received $15,459 of net cash proceeds. One junior subordinated note, which we refer to as the first $18,671 junior subordinated note, has a principal amount of $18,671, a fixed interest rate of 8.65% through March 30, 2015 with a floating rate of LIBOR plus 400 basis points thereafter, and a maturity date of March 30, 2035. The second junior subordinated note, which we refer to as the $19,381 junior subordinated note, had a principal amount of $19,381, a fixed interest rate of 9.64%, and a maturity date of October 30, 2015. At issuance, we elected to record these junior subordinated notes at fair value under FASB ASC Topic 825, with all subsequent changes in fair value recorded in earnings.

On October 25, 2010, pursuant to a securities exchange agreement, we exchanged and cancelled the first $18,671 junior subordinated note for another junior subordinated note, which we refer to as the second $18,671 junior subordinated note, in aggregate principal amount of $18,671 with a reduced interest rate and provided $5,000 of our 6.875% convertible senior notes as collateral for the second $18,671 junior subordinated note. The second $18,671 junior subordinated note had a fixed rate of interest of 0.5% through March 30, 2015, and thereafter a floating rate of three-month LIBOR plus 400 basis points, with such floating rate not to exceed 7.0%. The maturity date remains the same at March 30, 2035. At issuance, we elected to record the second $18,671 junior subordinated note at fair value under FASB ASC Topic 825, with all subsequent changes in fair value recorded in earnings.  The fair value, or carrying amount, of this indebtedness was $8,121 as of December 31, 2017.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2017

(Dollars in thousands, except share and per share amounts)

Interest on the junior subordinated notes is payable quarterly at a fixed rate of 7.69% through April 2012 and thereafter at a floating rate equal to three-month LIBOR plus 2.50%.

Secured warehouse facilities. On October 27, 2011, we entered into a two year CMBS facility pursuant to which we may sell, and later repurchase, performing whole mortgage loans or senior interests in whole mortgage loans secured by first liens on stabilized commercial properties which meet current standards for inclusion in CMBS transactions. The purchase price paid for any asset purchased will be equal to 75% of the lesser of the market value (determined by the purchaser in its sole discretion, exercised in good faith) or par amount of such asset on the purchase date. On July 28, 2014, we entered into an amended and restated master repurchase agreement, or the Amended MRA. The Amended MRA added defined floating-rate whole loans and senior interests in whole loans as eligible purchased assets which we could sell to the investment bank and later repurchase. All eligible purchased assets must be acceptable to the investment bank in its sole discretion. The Amended MRA increased the aggregate principal amount available under the facility to $200,000 from $100,000 provided that the aggregate outstanding purchase price under the Amended MRA at any time for all floating rate loans cannot exceed $100,000. Fixed rate loans and floating rate loans incur interest at LIBOR plus 250 basis points. The Amended MRA contains standard margin call provisions and financial covenants. On July 28, 2016, this facility was amended decreasing the capacity to $150,000 and extending the maturity date to July 28, 2018. In June 2017, the financial covenants with respect to this facility were amended. As of December 31, 2017, we had no outstanding secured warehouse borrowings and nothing outstanding under the amended and restated MRA and were in compliance with all financial covenants contained in the Amended MRA.

On November 23, 2011, we entered into a one year CMBS facility, or the $150,000 CMBS facility, pursuant to which we may sell, and later repurchase, commercial mortgage loans secured by first liens on stabilized commercial properties which meet current standards for inclusion in CMBS transactions. Effective November 17, 2015, we extended the maturity of the $150,000 CMBS facility to the earlier of November 16, 2016 or the day on which an event of default occurs. The aggregate principal amount available under the $150,000 CMBS facility is $150,000 and incurs interest at LIBOR plus 250 basis points. The purchase price paid for any asset purchased is up to 75% of the lesser of the unpaid principal balance and the market value (determined by the purchaser in its sole discretion, exercised in good faith) of such purchased asset on the purchase date. The $150,000 CMBS facility contains standard margin call provisions and financial covenants. On November 16, 2016, this facility was amended decreasing the capacity to $100,000 and extending the maturity date to November 16, 2017.  On June 27, 2017, this facility was amended decreasing the capacity to $25,000. In June 2017, the financial covenants with respect to this facility were amended. This facility was not renewed after its maturity and it has terminated.

On January 27, 2014, we entered into a two year $75,000 commercial mortgage facility, or the $75,000 commercial mortgage facility, pursuant to which we may sell, and later repurchase, commercial mortgage loans and other assets meeting defined eligibility criteria which are approved by the purchaser in its sole discretion. Effective September 28, 2015, we extended the maturity of the $75,000 commercial mortgage facility to January 22, 2018 or such date as determined by the Buyer in its good faith discretion pursuant to its rights and remedies under the Agreement. The $75,000 commercial mortgage facility incurs interest at LIBOR plus 200 basis points. The $75,000 commercial mortgage facility contains standard margin call provisions and financial covenants. In June 2017, the financial covenants with respect to this facility were amended. In July 2017, the financial covenants with respect to this facility were amended. As of December 31, 2017, we had no outstanding borrowings under the $75,000 commercial mortgage facility and were in compliance with all financial covenants contained in the $75,000 commercial mortgage facility.  On January 19, 2018, this facility was amended extending the maturity date to June 18, 2018.

On December 23, 2014, we entered into a $150,000 commercial mortgage facility, or the $150,000 commercial mortgage facility, pursuant to which we may sell, and later repurchase, commercial mortgage loans and other assets meeting defined eligibility criteria which are approved by the purchaser in its reasonable discretion. The $150,000 commercial mortgage facility incurs interest at LIBOR plus 200 basis points. The purchase price paid for any asset purchased is based on a defined percentage of the lesser of its unpaid principal balance or its defined market value. On December 20, 2016, we extended the maturity of the $150,000 commercial facility to December 19, 2017 or the day on which an event of default occurs. The $150,000 commercial mortgage facility contains standard margin call provisions and financial covenants. On June 27, 2017, this facility was amended increasing the capacity to $250,000. In June 2017, the financial covenants with respect to this facility were amended. On December 18, 2017, this facility was amended extending the maturity date to June 18, 2018. As of December 31, 2017, we had $22,313 of outstanding borrowings under the $250,000 commercial mortgage facility.  As of December 31, 2017, we were in compliance with all financial covenants contained in the $250,000 commercial mortgage facility.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2017

(Dollars in thousands, except share and per share amounts)

In February 2018, we began to pursue a sale of certain loans that were on our balance sheet as of December 31, 2017.  In March 2018, we sold these loans, which had an unpaid principal balance of $44,050 and received gross proceeds of $43,720.  We used part of the proceeds received from the sale of these loans to repay the $22,313 of outstanding borrowings that existed on this facility as of December 31, 2017.

Non-Recourse Indebtedness

CDO notes payable, at amortized cost. CDO notes payable at amortized cost represent notes issued by consolidated CDO securitizations which are used to finance the acquisition of unsecured REIT notes, CMBS securities, commercial mortgage loans and mezzanine loans in our commercial real estate portfolio. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates. Both RAIT I and RAIT II are meeting all of their overcollateralization, or OC, and interest coverage, or IC, trigger tests as of December 31, 2017 and 2016.

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

On October 29, 2014, we closed a CMBS securitization transaction we refer to as RAIT FL3 that was collateralized by $219,378 of floating rate commercial mortgage loans that we originated and is non-recourse to us, except for certain repurchase and other obligations related to customary representations, warranties and covenants concerning the collateral that we had made.  In this CMBS securitization transaction, our subsidiary, RAIT 2014-FL3 Trust, or the FL3 issuer, issued classes of investment grade senior notes, or the FL3 senior notes, with an aggregate principal balance of approximately $181,261 to investors, representing an advance rate of approximately 82.6%. The FL3 senior notes bore interest at a weighted average rate equal to LIBOR plus 1.86%. The stated maturity of the FL3 notes was December 2031, unless redeemed or repaid prior thereto.  At the closing of RAIT FL3, we retained the unrated classes of junior notes, or the FL3 junior notes, including a class with an aggregate principal balance of $38,117, and the equity, or the retained interests, of the FL3 issuer.   Subject to certain conditions, beginning in October 2016 or upon defined tax events, the FL3 senior notes were able to be redeemed in whole but not in part, at the direction of holders of FL3 junior notes, which we held. During the second quarter of 2017, RAIT exercised its right to unwind RAIT FL3, thereby repaying all of the outstanding notes.

On May 22, 2015, we closed a CMBS securitization transaction we refer to as RAIT FL4 collateralized by $223,034 of floating rate commercial mortgage loans that we originated and is non-recourse to us, except for certain repurchase and other obligations related to customary representations, warranties and covenants concerning the collateral that we had made. In this CMBS securitization transaction, our subsidiary, RAIT 2015-FL4 Trust, or the FL4 issuer, issued classes of investment grade senior notes, or the FL4 senior notes with an aggregate principal balance of approximately $181,215 to investors, representing an advance rate of approximately 81.2%. The FL4 senior notes bore interest at a weighted average rate equal to LIBOR plus 1.84%. The stated maturity of the FL4 notes was December 2031, unless redeemed or repaid prior thereto. At the closing of RAIT FL4, we retained the unrated classes of junior notes, or the FL4 junior notes, including a class with an aggregate principal balance of $41,819, and the equity, or the retained interests, of the FL4 issuer.    Subject to certain conditions, beginning in May 2017, or upon defined tax events, the FL4 senior notes were able to be redeemed in whole but not in part, at the direction of holders of FL4 junior notes, which we hold. During the third quarter of 2017, RAIT exercised its right to unwind RAIT FL4, thereby repaying all of the outstanding notes.

On December 23, 2015, we closed a CMBS securitization transaction we refer to as RAIT FL5 collateralized by $347,446 of floating rate commercial mortgage loans and participation interests in floating rate commercial mortgage loans that we originated and

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2017

(Dollars in thousands, except share and per share amounts)

is non-recourse to us, except for certain repurchase and other obligations related to customary representations, warranties and covenants concerning the collateral that we had made. In this CMBS securitization transaction, our subsidiary, RAIT 2015-FL5 Trust, or the FL5 issuer, issued classes of investment grade senior notes, or the FL5 senior notes, with an aggregate principal balance of approximately $263,624 to investors, representing an advance rate of approximately 75.8%. The FL5 senior notes bear interest at a weighted average rate equal to LIBOR plus 3.71%. The stated maturity of the FL5 notes is January 2031, unless redeemed or repaid prior thereto. At the closing of RAIT FL5, we retained $23,019 of investment grade notes and all $60,803 of the unrated classes of junior notes, or the FL5 junior notes, and equity of the FL5 issuer. In February 2016, we contributed the $60,803 of junior notes and equity of RAIT FL5 to a venture. We retained a 60% interest in the venture, and, as a result of our controlling financial interest, we consolidated the venture.  We received approximately $24,796 of proceeds as a result of this contribution.  In April 2016, we sold $23,019 of investment grade notes that we had retained upon closing. As of December 31, 2017, RAIT FL5 had $194,698 of total collateral at par value, none of which is defaulted and had classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $133,895 to investors. Subject to certain conditions, beginning in December 2017 or upon defined tax events, the FL5 issuer may redeem the FL5 senior notes, in whole but not in part, at the direction of holders of FL5 junior notes, which are held by the aforementioned venture.  RAIT FL5 does not have OC triggers or IC triggers.

On November 30, 2016, we closed a CMBS securitization transaction we refer to as RAIT FL6 collateralized by $257,949 of floating rate commercial mortgage loans and participation interests in floating rate commercial mortgage loans that we originated and is non-recourse to us, except for certain repurchase and other obligations related to customary representations, warranties and covenants concerning the collateral that we had made. In this CMBS securitization transaction, our subsidiary, RAIT 2016-FL6 Trust, or the FL6 issuer, issued classes of investment grade senior notes, or the FL6 senior notes, with an aggregate principal balance of approximately $216,677 to investors, representing an advance rate of approximately 84.0%. The FL6 senior notes bear interest at a weighted average rate equal to LIBOR plus 2.49%. The stated maturity of the FL6 notes is November 2031, unless redeemed or repaid prior thereto.  At the closing of RAIT FL6, we retained the unrated classes of junior notes, or the FL6 junior notes, aggregating to a principal balance of $41,272 and the equity, or the retained interests, of the FL6 issuer. In January 2017, we contributed our junior notes and equity of RAIT FL6 to a venture. We retained a 60% interest in the venture, and, as a result of our controlling financial interest, we consolidated the venture.  We received approximately $16,893 of proceeds as a result of this contribution. As of December 31, 2017, RAIT FL6 had $161,520 of total collateral at par value, none of which is defaulted and had classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $120,248 to investors. Subject to certain conditions, beginning in December 2018 or upon defined tax events, the FL6 issuer may redeem the FL6 senior notes, in whole but not in part, at the direction of holders of FL6 junior notes, which were held by the aforementioned venture.  RAIT FL6 does not have OC triggers or IC triggers.

On June 23, 2017, we closed a CMBS securitization transaction we refer to as RAIT FL7 collateralized by $342,373 of floating rate commercial mortgage loans and participation interests in floating rate commercial mortgage loans that we originated and that is non-recourse to us, except for certain repurchase and other obligations related to customary representations, warranties and covenants concerning the collateral that we had made. In this CMBS securitization transaction, our subsidiary, RAIT 2017-FL7 Trust, or the FL7 issuer, issued classes of investment grade senior notes, or the FL7 senior notes, with an aggregate principal balance of approximately $276,894 to investors, representing an advance rate of approximately 80.9%. The FL7 senior notes bear interest at a weighted average rate equal to LIBOR plus 1.44%. The stated maturity of the FL7 notes is June 2037, unless redeemed or repaid prior thereto. At the closing of RAIT FL7, we retained the less than investment grade classes of junior notes, or the FL7 junior notes, aggregating to a principal balance of $65,479 and the equity, or the retained interests, of the FL7 issuer. As of December 31, 2017, RAIT FL7 had $342,346 of total collateral at par value, none of which is defaulted and had classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $276,867 to investors. We currently own the less than investment grade classes of junior notes, including a class with an aggregate principal balance of $65,479, and the equity, or the retained interests, of RAIT FL7. RAIT FL7 does not have OC triggers or IC triggers.

On November 29, 2017, we closed a CMBS securitization transaction we refer to as RAIT FL8 collateralized by $259,776 of floating rate commercial mortgage loans and participation interests in floating rate commercial mortgage loans that we originated and that is non-recourse to us, except for certain repurchase and other obligations related to customary representations, warranties and covenants concerning the collateral that we had made. In this CMBS securitization transaction, our subsidiary, RAIT 2017-FL8 Trust, or the FL8 issuer, issued classes of investment grade senior notes, or the FL8 senior notes, with an aggregate principal balance of approximately $215,614 to investors, representing an advance rate of approximately 83%. The FL8 senior notes bear interest at a weighted average rate equal to LIBOR plus 1.30%. The stated maturity of the FL8 notes is December 2037, unless redeemed or repaid prior thereto. At the closing of RAIT FL8, we retained the less than investment grade classes of junior notes, or the FL8 junior notes, aggregating to a principal balance of $44,162 and the equity, or the retained interests, of the FL8 issuer. As of December 31, 2017,

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2017

(Dollars in thousands, except share and per share amounts)

RAIT FL8 had $257,915 of total collateral at par value, none of which is defaulted and had classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $213,753 to investors. We currently own the less than investment grade classes of junior notes, including a class with an aggregate principal balance of $44,162, and the equity, or the retained interests, of RAIT FL8. RAIT FL8 does not have OC triggers or IC triggers.

The junior notes that we have retained in our CMBS securitizations include the class of junior notes that is subject to the first dollar of loss.

Loans payable on real estate. As of December 31, 2017 and 2016, we had $62,297 and $186,237, respectively, of other indebtedness outstanding relating to loans payable on consolidated real estate. These loans are secured by specific consolidated real estate and commercial loans included in our consolidated balance sheets.

During the year ended December 31, 2017, we repaid $22,981 of mortgage indebtedness as part of three property dispositions. We recognized $3,813 gains on extinguishments of debt related to two of these three dispositions as the properties were sold for less than their outstanding indebtedness and the outstanding indebtedness was deemed satisfied in full as a result of such sales.

During the year ended December 31, 2017, we incurred a non-cash gain on deconsolidation of properties of $5,158, relating to an industrial real estate portfolio containing ten properties with carrying value of $82,501 of investments in real estate and $81,941 of related cross-collateralized non-recourse debt as of December 31, 2016. During the year ended December 31, 2017, the senior lender foreclosed on the mortgage liens encumbering all of these industrial properties, and disposed of the properties through auction processes. RAIT had no control or influence over the divestiture process. These properties, including other assets, net of related liabilities, had an aggregate carrying value of $82,046. As a result, the senior lender or its assignee/designee now owns these properties, subject to any redemption rights that we have under applicable state law, if any.  Upon foreclosure, we derecognized these net assets and extinguished related debt of $87,204, based on the proceeds received by and legal stipulations entered into with the senior lender with respect to the auctions.

During the year ended December 31, 2017, we incurred a non-cash gain on deconsolidation of properties of $697 relating to a real estate portfolio, or the Indiana portfolio, containing two office and two industrial properties with a carrying value of $16,216 and $17,698 of related non-recourse debt as of December 31, 2016. During the year ended December 31, 2017, the senior lender foreclosed on the mortgage liens encumbering these four properties and disposed of the properties through an external foreclosure process. RAIT had no control or influence over the divestiture process. These four properties, including other assets, net of related liabilities, had an aggregate carrying value of $17,625. Upon foreclosure, we derecognized these net assets and extinguished related debt of $18,303 based on the proceeds received by the senior lender through the foreclosure.

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

As of December 31, 2017

(Dollars in thousands, except share and per share amounts)

       Maturity of Indebtedness

Generally, the majority of our indebtedness is payable in full upon the maturity or termination date of the underlying indebtedness. The following table displays the aggregate contractual maturities of our indebtedness by year:

	Recourse indebtedness	Non-recourse indebtedness
2018	$22,313	$1,315
2019	79,908	1,388
2020	-	1,455
2021	-	58,139
2022	-	-
Thereafter (1)	211,479	1,002,826
Total	$313,700	$1,065,123

(1)      Includes $871 of our 7.0% convertible senior notes which are redeemable, at par at the option of the holder in April 2021 and April 2026. Includes $110,513 of our 4.0% convertible senior notes which are redeemable, at par at the option of the holder in October 2018, October 2023, and October 2028.

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

We designate interest rate hedge agreements at inception and determine whether or not the interest rate hedge agreement is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. At designation, certain of these interest rate swaps had a fair value not equal to zero. However, we concluded, at designation, that these hedging arrangements were highly effective during their term using regression analysis and determined that the hypothetical derivative method would be used in measuring any ineffectiveness. At each reporting period, we update our regression analysis and, as of December 31, 2017, we concluded that these hedging arrangements were highly effective during their remaining term and used the hypothetical derivative method in measuring the ineffective portions of these hedging arrangements.  As of December 31, 2016, all of our cash flow hedge interest rate swaps had reached maturity. During the year ended December 31, 2017, no new cash flow hedge interest rate swaps have been entered into.

The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments as of December 31, 2017 and December 31, 2016:

	As of December 31, 2017			As of December 31, 2016
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities

Interest rate caps	$—	$—	$—	$28,960	$135	$—
Interest rate swaps	12,650	11	—	15,175	71	—
Net fair value	$12,650	$11	$—	$44,135	$206	$—

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2017

(Dollars in thousands, except share and per share amounts)

Effective interest rate hedges are reported in accumulated other comprehensive income and the fair value of these hedge agreements is included in other assets or derivative liabilities.

For interest rate swaps that are considered effective hedges, we reclassified realized losses of $0, $4,824 and $16,382 to earnings, within investment interest expense, for the years ended December 31, 2017, 2016 and 2015, respectively.   For the years ended December 31, 2017, 2016 and 2015 we had no unrealized gains to reclassify to earnings for interest rate swaps that were considered ineffective.

Changes in fair value on our other interest rate derivatives are reported in change in fair value of financial instruments in the Consolidated Statements of Operations.

NOTE 7: FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments” requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of investments in mortgage loans, mezzanine loans, preferred equity interests, CDO notes payable, convertible senior notes, junior subordinated notes, warrants and investor share appreciations rights, or SARs, and derivative assets and liabilities is based on significant observable and unobservable inputs. The fair value of cash and cash equivalents, restricted cash, CMBS facilities, and other indebtedness approximates their carrying amount or unpaid principal balance due to the nature of these instruments.

The following table summarizes the carrying amount and the fair value of our financial instruments as of December 31, 2017:

Financial Instrument	Carrying Amount	Estimated Fair Value
Assets
Total investment in mortgages and loans, net	$1,255,723	$1,252,780
Cash and cash equivalents	53,380	53,380
Restricted cash	157,914	157,914
Derivative assets	11	11
Liabilities
Recourse indebtedness:
7.0% convertible senior notes	833	533
4.0% convertible senior notes	106,800	103,457
7.625% senior notes	54,867	43,009
7.125% senior notes	67,474	61,567
Senior secured notes	11,063	11,197
Junior subordinated notes, at fair value	8,121	8,121
Junior subordinated notes, at amortized cost	25,100	8,849
Secured warehouse facilities	21,743	22,313
Non-recourse indebtedness:
CDO notes payable, at amortized cost	254,724	196,212
CMBS securitizations	736,586	744,359
Loans payable on real estate	61,922	64,377
Other indebtedness	40,955	40,830
Derivative liabilities	—	—
Warrants and investor SARs	—	—

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2017

(Dollars in thousands, except share and per share amounts)

The following table summarizes the carrying amount and the fair value of our financial instruments as of December 31, 2016:

Financial Instrument	Carrying Amount	Estimated Fair Value
Assets
Total investment in mortgages and loans, net	$1,280,285	$1,256,342
Cash and cash equivalents	110,531	110,531
Restricted cash	190,179	190,179
Derivative assets	206	206
Liabilities
Recourse indebtedness:
7.0% convertible senior notes	831	890
4.0% convertible senior notes	120,271	116,861
7.625% senior notes	55,568	53,231
7.125% senior notes	69,188	69,118
Senior secured notes	58,233	62,620
Junior subordinated notes, at fair value	11,822	11,822
Junior subordinated notes, at amortized cost	25,100	13,099
Secured warehouse facilities	24,908	26,421
Non-recourse indebtedness:
CDO notes payable, at amortized cost	534,501	477,032
CMBS securitizations	641,077	646,642
Loans payable on real estate	185,668	188,525
Other indebtedness	23,915	24,321
Derivative liabilities	-	-
Warrants and investor SARs	30,400	30,400

Fair Value Measurements

The following tables summarize information about our assets and liabilities measured at fair value on a recurring basis as of December 31, 2017, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (1)	Significant Unobservable Inputs (Level 3) (1)	Balance as of December 31, 2017
Derivative assets	$—	$11	$—	$11
Total assets	$—	$11	$—	$11

Liabilities:	Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (1)	Significant Unobservable Inputs (Level 3) (1)	Balance as of December 31, 2017
Junior subordinated notes, at fair value	$—	$—	$8,121	$8,121
Total liabilities	$—	$—	$8,121	$8,121
(1)	During the year ended December 31, 2017, there were no transfers between Level 1 and Level 2, and there were no transfers into and/or out of Level 3.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2017

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

When estimating the fair value of our Level 3 financial instruments, management uses various observable and unobservable inputs. These inputs include yields, credit spreads, duration, effective dollar prices and overall market conditions on not only the exact financial instrument for which management is estimating the fair value, but also financial instruments that are similar or issued by the same issuer when such inputs are unavailable. Generally, an increase in the yields, credit spreads or estimated duration will decrease the fair value of our financial instruments. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value, as determined by management, may fluctuate from period to period and any ultimate liquidation or sale of the investment may result in proceeds that may be significantly different than fair value. For the fair value of our junior subordinated notes, at fair value, we estimate the fair value of these financial instruments using significant unobservable inputs. For the junior subordinated notes, at fair value, we use a discounted cash flow model as the valuation technique and the significant unobservable inputs as of December 31, 2017 include discount rates ranging from 18.01% to 18.21% and as of December 31, 2016 include discount rates ranging from 11.5% to 11.8%.

The following tables summarize additional information about assets and liabilities that are measured at fair value on a recurring basis for which we have utilized Level 3 inputs to determine fair value for the year ended December 31, 2017:

Liabilities	Warrants and investor SARS	Junior Subordinated Notes, at Fair Value	Total Level 3 Liabilities
Balance, as of December 31, 2016	$30,400	$11,822	$42,222
Change in fair value of financial instruments	(9,900)	(3,701)	(13,601)
Settlement of liability	(20,500)
Balance, as of December 31, 2017	$-	$8,121	$28,621

 The following tables summarize additional information about assets and liabilities that are measured at fair value on a recurring basis for which we have utilized Level 3 inputs to determine fair value for the year ended December 31, 2016:

Liabilities	Warrants and investor SARS	Junior Subordinated Notes, at Fair Value	Total Level 3 Liabilities
Balance, as of December 31, 2015	$26,200	$10,504	$36,704
Change in fair value of financial instruments	4,200	1,318	5,518
Balance, as of December 31, 2016	$30,400	$11,822	$42,222

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2017

(Dollars in thousands, except share and per share amounts)

Non-Recurring Fair Value Measurements

As of December 31, 2017, we measured one real estate asset at a fair value of $32,948 in our consolidated balance sheets as it was impaired.  The fair value was based on our broker’s opinion of fair value for the real estate asset and was classified within Level 3 of the fair value hierarchy.  The significant inputs were the terminal capitalization rate of 7.25% and the discount rate of 11.6%.

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

Our other non-recurring fair value measurements relate primarily to our commercial real estate loans that are considered impaired. In evaluating our impaired loans, we estimate the fair value of the underlying collateral of the respective commercial real estate loan and compare that fair value to our total investment in the loan. When estimating the fair value of the underlying collateral of the commercial real estate loan, management uses discounted cash flow analyses and/or direct capitalization valuation analyses. The significant inputs to these valuations are capitalization rates and discount rates and are based on market information and comparable sales of similar properties.  As of December 31, 2017, we measured the underlying collateral of ten of our loans at a fair value of $119,220 in our consolidated balance sheet as they were impaired.

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

	Carrying Amount as of December 31, 2017	Estimated Fair Value as of December 31, 2017	Valuation Technique	Level in Fair Value Hierarchy
Total investment in mortgages and loans, net	$1,255,723	$1,252,780	Discounted cash flows	Three
7.0% convertible senior notes	833	533	Trading price	Two
4.0% convertible senior notes	106,800	103,457	Trading price	Two
7.625% senior notes	54,867	43,009	Trading price	Two
7.125% senior notes	67,474	61,567	Trading price	Two
Senior secured notes	11,063	11,197	Discounted cash flows	Three
Junior subordinated notes, at amortized cost	25,100	8,849	Discounted cash flows	Three
CDO notes payable, at amortized cost	254,724	196,212	Discounted cash flows	Three
CMBS securitizations	736,586	744,359	Discounted cash flows	Three
Loans payable on real estate	61,922	64,377	Discounted cash flows	Three
Other indebtedness	40,955	40,830	Discounted cash flows	Three

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2017

(Dollars in thousands, except share and per share amounts)

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

Change in Fair Value of Financial Instruments

The following table summarizes realized and unrealized gains and losses on assets and liabilities for which we elected the fair value option within FASB ASC Topic 825, “Financial Instruments” as reported in change in fair value of financial instruments in the accompanying consolidated statements of operations:

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
Description	2017	2016	2015
Change in fair value of trading securities and security-related receivables	$—	$—	$(172)
Change in fair value of junior subordinated notes	3,701	(1,318)	2,598
Change in fair value of derivatives	(179)	(428)	28
Change in fair value of warrants and investors SARs	9,900	(4,200)	9,184
Change in fair value of financial instruments	$13,422	$(5,946)	$11,638

The changes in the fair value for the trading securities and security-related receivables, and junior subordinated notes for which the fair value option was elected for the years ended December 31, 2017, 2016 and 2015 was primarily attributable to changes in instrument specific credit risks. The changes in the fair value of derivatives for which the fair value option was elected for the years ended December 31, 2017, 2016 and 2015 were mainly due to changes in interest rates.  The changes in fair value of the warrants and investor SARs for the years ended December 31, 2016 and 2015 were due to changes in reference stock price and volatility. The change in fair value of the warrants and investor SARs for the year ended December 31, 2017 was driven by the investor’s exercise of a put right option with respect to such warrants and investor SARs.  As a result, RAIT has no further obligations relating to warrants and investor SARS.

NOTE 8: Variable Interest Entities

The determination of when to consolidate a VIE is based on the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance together with either the obligation to absorb losses or the right to receive benefits that could be significant to the VIE. We evaluated our investments and determined that, as of December 31, 2017, our consolidated VIEs were: RAIT I, RAIT II, our floating rate securitizations, RAIT VIE Properties (Willow Grove and Cherry Hill), and the two ventures described in Note 5: Indebtedness (RAIT Venture VIEs).

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2017

(Dollars in thousands, except share and per share amounts)

We consolidate the securitizations that we sponsor as we have retained interests in these entities and control the significant decisions regarding the collateral in these entities, such as the approval of loan workouts.  As of December 31, 2017, we consolidate the VIE properties as we own a majority of these entities and control the significant capital and operating decisions regarding the properties.  As of December 31, 2017, we consolidate RAIT Venture VIE (which consolidates a floating rate securitization) as we own a majority of this entity and control a majority of the significant decisions regarding the collateral in this entity, such as the approval of loan workouts.

The following table presents the assets and liabilities of our consolidated VIEs as of each respective date.  Certain amounts included in the tables below are eliminated upon consolidation with our other subsidiaries that maintain investments in the debt or equity securities issued by these entities.

	As of December 31, 2017
	RAIT Securitizations	RAIT VIE Properties	RAIT Venture VIEs	Total
Assets
Investments in mortgages and loans, at amortized cost:
Commercial mortgages, mezzanine loans, other loans and preferred equity interests	$1,082,528	$—	$349,924	$1,432,452
Allowance for losses	—	—	—	—
Total investments in mortgages and loans	1,082,528	—	349,924	1,432,452
Investments in real estate
Investments in real estate	—	25,536	—	25,536
Accumulated depreciation	—	(6,902)	—	(6,902)
Total investments in real estate	—	18,634	—	18,634
Cash and cash equivalents	—	283	92	375
Restricted cash	1,068	237	10	1,315
Accrued interest receivable	41,639	—	2,462	44,101
Other assets	16,860	3,954	—	20,814
Intangible assets
Intangible assets	—	—	—	—
Accumulated amortization	—	—	—	—
Total intangible assets	—	—	—	—
Total assets	$1,142,095	$23,108	$352,488	$1,517,691
Liabilities and Equity
Indebtedness, net	$1,034,750	$19,630	$354,835	$1,409,215
Accrued interest payable	1,869	5,356	1,111	8,336
Accounts payable and accrued expenses	23	3,274	—	3,297
Derivative liabilities	—	—	—	—
Deferred taxes, borrowers’ escrows and other liabilities	—	184	643	827
Total liabilities	1,036,642	28,444	356,589	1,421,675
Equity:
Shareholders’ equity:
RAIT investment and Retained earnings (deficit)	105,453	(5,336)	(4,140)	95,978
Total shareholders’ equity	105,453	(5,336)	(4,140)	95,977
Noncontrolling Interests	—	—	39	39
Total liabilities and equity	$1,142,095	$23,108	$352,488	$1,517,691

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2017

(Dollars in thousands, except share and per share amounts)

	As of December 31, 2016
	RAIT Securitizations	RAIT VIE Properties	RAIT Venture VIE	Total
Assets
Investments in mortgages and loans, at amortized cost:
Commercial mortgages, mezzanine loans, other loans and preferred equity interests	$1,409,758	$—	$324,709	$1,734,467
Allowance for losses	—	—	—	—
Total investments in mortgages and loans	1,409,758	—	324,709	1,734,467
Investments in real estate
Investments in real estate	—	223,722	—	223,722
Accumulated depreciation	—	(31,652)	—	(31,652)
Total investments in real estate	—	192,070	—	192,070
Cash and cash equivalents	—	2,145	1	2,146
Restricted cash	6,986	1,167	723	8,876
Accrued interest receivable	56,974	—	1,513	58,487
Other assets	480	9,591	—	10,071
Intangible assets
Intangible assets	—	5,616	—	5,616
Accumulated amortization	—	(3,740)	—	(3,740)
Total intangible assets	—	1,876	—	1,876
Total assets	$1,474,198	$206,849	$326,946	$2,007,993
Liabilities and Equity
Indebtedness, net	$1,244,507	$230,510	$323,485	$1,798,502
Accrued interest payable	1,903	14,306	854	17,063
Accounts payable and accrued expenses	19	5,443	1	5,463
Derivative liabilities	—	—	—	—
Deferred taxes, borrowers’ escrows and other liabilities	—	2,051	920	2,971
Total liabilities	1,246,429	252,310	325,260	1,823,999
Equity:
Shareholders’ equity:
RAIT investment and Retained earnings (deficit)	227,769	(47,320)	1,686	182,135
Total shareholders’ equity	227,769	(47,320)	1,686	182,135
Noncontrolling Interests	—	1,859	—	1,859
Total liabilities and equity	$1,474,198	$206,849	$326,946	$2,007,993

The assets of the VIEs can only be used to settle obligations of the VIEs and are not available to our creditors. The amounts that eliminate in consolidation include $257,625 of total investments in mortgage loans and $370,351 of indebtedness as of December 31, 2017 and $549,879 of total investments in mortgage loans, $510,244 of indebtedness as of December 31, 2016.  We do not have any contractual obligation to provide the VIEs listed above with any financial support. We have not and do not intend to provide financial support to these VIEs that we were not previously contractually required to provide.

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

As of December 31, 2017

(Dollars in thousands, except share and per share amounts)

certain pro rations at closing.  As part of the same agreement, we sold all of the 7,269,719 shares of IRT’s common stock owned by certain of our subsidiaries on October 5, 2016.

As the IRT internalization agreement resulted in our probable disposal of our investment in IRT, our advisory agreement with IRT and our multifamily property management business as well as a strategic shift in our operations and financial results, we concluded that these entities or distinguishable components of RAIT should be reported as discontinued operations as of September 30, 2016.  As discussed in Note 18: Segment Reporting, IRT was part of our IRT segment.  The IRT advisor and our multifamily property management business were part of our real estate lending, owning and managing segment.

Provided below are the statements of operations and summarized cash flow statement classified as discontinued operations. A balance sheet will not be included as there were no discontinued operations presented as of the balance sheet dates.

The table below presents the statements of operations of these entities or distinguishable components of RAIT that were considered discontinued operations for the year ended December 31, 2016 and 2015:

	For the Year Ended December 31,
	2016	2015
Revenue:
Property income	$117,306	$109,574
Fee and other income	9,481	2,793
Total revenue	126,787	112,367
Expenses:
Interest expense	27,937	22,588
Real estate operating expense	48,352	46,275
Compensation expense	10,490	6,248
General and administrative expense	3,916	3,381
Acquisition expense	489	14,195
Depreciation and amortization expense	27,500	28,363
Total expenses	118,684	121,050
Operating (Loss) Income	8,103	(8,683)
Interest and other income (expense), net	(3)	75
Gains (losses) on assets	32,264	6,412
Gain (loss) on IRT merger with TSRE	732	64,604
TSRE financing extinguishment and employee separation expenses	—	(27,508)
Gains (losses) on extinguishments of debt	(952)	—
Net income (loss) from discontinued operations	$40,144	$34,900

As RAIT did not own 100% of IRT, a portion of the net income (loss) from discontinued operations above was not attributable to RAIT.  For the years ended December 31, 2016, and 2015, $11,977, and $9,161 of the net income (loss) from discontinued operations was attributable to RAIT.

The table below summarizes the cash flows provided by operating, financing and investing activities of these entities or distinguishable components of RAIT that are discontinued operations for the years ended December 31, 2016 and 2015.

	For the Year Ended December 31,
	2016	2015
Cash flow from operating activities from discontinued operations	$34,175	$18,729
Cash flow from investing activities from discontinued operations	(1,060)	(153,466)
Cash flow from financing activities from discontinued operations	(71,420)	158,279
Net change in cash and cash equivalents from discontinued operations	(38,305)	23,542
Cash and cash equivalents at beginning of year - discontinued operations	38,305	14,763
Cash and cash equivalents at end of year - discontinued operations	$—	$38,305

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2017

(Dollars in thousands, except share and per share amounts)

NOTE 10: Series D Preferred Shares

On October 1, 2012, we entered into a Securities Purchase Agreement, or the purchase agreement, with ARS VI Investor I, LLC, or the investor, an affiliate of Almanac Realty Investors, LLC, or Almanac. During the period from the effective date of the purchase agreement through March 2014,  we sold to the investor on a private placement basis in four separate sales between October 2012 and March 2014 for an aggregate purchase price of $100,000, or the total commitment, the following securities: (i) 4,000,000 of our Series D Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share, or the Series D preferred shares, (ii) common share purchase warrants, or the warrants, initially exercisable for 9,931,000 of our common shares, or the common shares, and (iii) common share appreciation rights, or the investor SARs, with respect to 6,735,667 common shares. We have subsequently repurchased a number of Series D preferred shares in transactions described below.  We purchased and cancelled the warrants and the investor SARs in October 2017 pursuant to the investor’s exercise of put rights described below.  We used the proceeds received under the purchase agreement to fund our loan origination and investment activities, including CMBS and bridge lending.

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

The Series D preferred shares initially bore a cash coupon rate of 7.5%, which increased to 8.5% on October 1, 2015, and increases again on October 1, 2018 and each anniversary thereafter by 50 basis points. They rank on parity with our existing outstanding preferred shares. Their liquidation preference was equal to $26.25 per share to October 1, 2017 and $25.00 per share thereafter. In defined circumstances, the Series D preferred shares are exchangeable for Series E Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share, or the Series E preferred shares. The rights and preferences of the Series E preferred shares will be similar to those of the Series D preferred shares except, among other differences, the Series E preferred shares will be mandatorily redeemable upon a change of control, will have no put right, will not have the right to designate one trustee to the board except in the event of a payment default under the Series E preferred shares, and have defined registration rights.

We had the right in limited circumstances to redeem the Series D preferred shares prior to the October 1, 2017 at a redemption price of $26.25 per share. From and after October 1, 2017, we may redeem all or a portion of the Series D preferred shares at any time at a redemption price of $25.00 per share. We may satisfy all or a portion of the redemption price for an optional redemption with an unsecured promissory note, or a preferred note, with a maturity date of 180 days from the applicable redemption date. From and after the occurrence of a defined mandatory redemption triggering event, each holder of Series D preferred shares may elect to have all or a portion of such holder’s Series D preferred shares redeemed by us. These shares could be redeemed at a redemption price of $26.25 per share prior to October 1, 2017 and $25.00 per share on or after October 1, 2017. We may satisfy all or a portion of the redemption price for certain of the mandatory redemption triggering events with a note. The purchase agreement and certain related documents provide for a subsidiary of RAIT to use the first $38,941 of net proceeds (other than defined CMBS net proceeds) from the sale, transfer, repayment or other disposition of investments held by the subsidiary on the date of disposition from and after October 1, 2017 and defined CMBS net proceeds from and after October 1, 2019 to engage in transactions resulting in the redemption of Series D preferred shares on a dollar-for-dollar basis provided such redemptions are otherwise permitted. Each case is at a redemption price of $25.00 per share. All amounts paid in connection with liquidation or for all redemptions of the Series D preferred shares must also include all accumulated and unpaid dividends to, but excluding, the redemption date.

In September 2015, we amended the purchase agreement with Almanac related to the Series D preferred shares. This amendment changed two of the covenants therein. As consideration for this amendment, we paid Almanac $450. We accounted for this amendment as a modification of the Series D preferred shares.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2017

(Dollars in thousands, except share and per share amounts)

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

We received a notice on February 14, 2018 from the holder of the Series D preferred shares describing purported breaches of documents related to the Series D preferred shares which the notice claims constituted a default event and a mandatory redemption triggering event under the Series D preferred shares and stating that the holder was exercising its mandatory redemption right defined in the Series D preferred shares, provided that the holder has extended the time when the notice was to become effective through June 9, 2018. This extension period is the subject of an extension agreement, which has requirements for us to use reasonable best efforts to sell specified assets and use the net proceeds to redeem certain of the Series D preferred shares on certain terms and conditions.  One of these assets was sold in March 2018 resulting in net proceeds of $4,863.  We expect to use these net proceeds from that sale to redeem and cancel 194,530 Series D preferred shares.  After giving effect to this transaction, we expect there will be 2,939,190 Series D preferred shares outstanding.  We dispute that any breaches exist under the documents related to the Series D preferred shares.  If our securities listed on the NYSE were delisted or ceased to trade on the NYSE or another defined trading market after June 9, 2018, this could ultimately provide the holder with redemption rights in certain circumstances.

Accounting Treatment

The accounting treatment for the Series D preferred shares differs from the accounting treatment of our other preferred share instruments. Based on accounting standards, the Series D preferred shares were determined not to be classified as equity as they contain redemption features that are not solely in our control. In addition, the Series D preferred shares were considered not to be classified as a liability because they are not mandatorily redeemable. As a result, the Series D preferred shares are presented in the mezzanine section of the balance sheet, between liabilities and equity. Any costs and the initial value of the warrants and investor SARs were recorded as a discount on the Series D Preferred Shares and that discount was amortized to earnings over the respective term.

The following table summarizes the sales activity of the Series D preferred shares from the effective date of the agreement through December 31, 2017:

Aggregate purchase price		$100,000
Repurchase		$(21,657)
Initial value of warrants and investor SARs issued to-date	(21,805)
Costs incurred	(6,834)
Total discount		(28,639)
Discount amortization to-date		28,639
Carrying amount of Series D Preferred Shares		$78,343

NOTE 11: SHAREHOLDERS’ EQUITY

Preferred Shares

In 2004, we issued 2,760,000 shares of our 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, or Series A Preferred Shares. The Series A Preferred Shares accrue cumulative cash dividends at a rate of 7.75% per year of the $25.00 liquidation preference, equivalent to $1.9375 per year per share. Subject to the board’s declaration of a dividend, dividends are payable quarterly in arrears at the end of each March, June, September and December. The Series A Preferred Shares have no maturity

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2017

(Dollars in thousands, except share and per share amounts)

date, and we are not required to redeem the Series A Preferred Shares at any time. On or after March 19, 2009, we may, at our option, redeem the Series A Preferred Shares, in whole or part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.

In 2004, we issued 2,258,300 shares of our 8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest, or Series B Preferred Shares. The Series B Preferred Shares accrue cumulative cash dividends at a rate of 8.375% per year of the $25.00 liquidation preference, equivalent to $2.09375 per year per share. Subject to the board’s declaration of a dividend, dividends are payable quarterly in arrears at the end of each March, June, September and December. The Series B Preferred Shares have no maturity date, and we are not required to redeem the Series B Preferred Shares at any time. On or after October 5, 2009, we may, at our option, redeem the Series B Preferred Shares, in whole or part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.

In 2007, we issued 1,600,000 shares of our 8.875% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest, or the Series C Preferred Shares, in a public offering at an offering price of $25.00 per share. The Series C Preferred Shares accrue cumulative cash dividends at a rate of 8.875% per year of the $25.00 liquidation preference and subject to the board’s declaration of a dividend, dividends are paid on a quarterly basis. The Series C Preferred Shares have no maturity date, and we are not required to redeem the Series C Preferred Shares at any time. We may not redeem the Series C Preferred Shares before July 5, 2012, except for the special optional redemption to preserve our tax qualification as a REIT. On or after July 5, 2012, we may, at our option, redeem the Series C Preferred Shares, in whole or part, at any time and from time to time, for cash at $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date.

At Market Issuance Sales Agreements (ATM)

On June 13, 2014, we entered into an At Market Issuance Sales Agreement, or the 2014 Preferred ATM agreement, with MLV & Co. LLC, or MLV, providing that, from time to time during the term of the 2014 Preferred ATM agreement, on the terms and subject to the conditions set forth therein, we may issue and sell through MLV, up to $150,000 aggregate amount of preferred shares. With respect to each series of preferred shares, the maximum amount issuable is as follows: 4,000,000 Series A Preferred Shares, 1,000,000 Series B Preferred Shares, and 1,000,000 Series C Preferred Shares. Unless the 2014 Preferred ATM agreement is earlier terminated by MLV or us, the 2014 Preferred ATM agreement automatically terminates upon the issuance and sale of all of the Series A Preferred Shares, Series B Preferred Shares, and Series C Preferred Shares subject to the 2014 Preferred ATM agreement. During the period from the effective date of the 2014 Preferred ATM agreement through December 31, 2016, pursuant to the 2014 Preferred ATM agreement, we issued a total of 1,275,065 Series A Preferred Shares at a weighted-average price of $23.50 per share and received $29,109 of net proceeds. We also issued a total of 52,504 Series B Preferred Shares at a weighted-average price of $23.65  per share and received $1,203 of net proceeds and 325 Series C Preferred Shares at a weighted-average price of $22.90 and received $7 of net proceeds. No shares were issued under this agreement in 2017.  As of December 31, 2017, 2,724,935, 947,496, and 999,675 Series A Preferred Shares, Series B Preferred Shares, and Series C Preferred Shares, respectively, remain available for issuance under the 2014 Preferred ATM agreement.

Common Shares

Share Issuances:

Dividend reinvestment and share purchase plan (DRSPP). We have a dividend reinvestment and share purchase plan, or DRSPP, under which we registered and reserved for issuance, in the aggregate, 10,500,000 common shares. During the year ended December 31, 2017, we issued a total of 13,317 common shares pursuant to the DRSPP at a weighted-average price of $1.54 per share and received $21 of net proceeds. As of December 31, 2017, 7,739,162 common shares, in the aggregate, remain available for issuance under the DRSPP.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2017

(Dollars in thousands, except share and per share amounts)

Capital on Demand™ Sales Agreement (COD). On November 21, 2012, we entered into a Capital on Demand™ Sales Agreement, or the COD sales agreement, with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we may issue and sell up to 10,000,000 of our common shares from time to time through JonesTrading acting as agent and/or principal, subject to the terms and conditions of the COD sales agreement. Unless the COD sales agreement is earlier terminated by JonesTrading or us, the COD sales agreement automatically terminates upon the issuance and sale of all of the common shares subject to the COD sales agreement. During the period from the effective date of the COD sales agreement through December 31, 2017, we issued a total of 2,081,081 common shares pursuant to this agreement at a weighted-average price of $7.96 per share and received $16,139 of net proceeds. As of December 31, 2017, 7,918,919 common shares, in the aggregate, remain available for issuance under the COD sales agreement.

Shareholders’ Equity Attributable to Common Shares. As of December 31, 2017, total shareholders’ equity attributable to common shares was a deficit of $56,989.

Dividends

The following tables summarize the dividends we declared or paid during the years ended December 31, 2017, 2016 and 2015:

	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	For the Year Ended December 31, 2017
Series A Preferred Shares
Date declared	2/15/2017	5/18/2017	8/2/2017	11/2/2017
Record date	3/1/2017	6/1/2017	9/1/2017	12/1/2017
Date paid	3/31/2017	6/30/2017	10/2/2017	1/2/2018
Total dividend amount	$2,589	$2,589	$2,589	$2,589	$10,356
Series B Preferred Shares
Date declared	2/15/2017	5/18/2017	8/2/2017	11/2/2017
Record date	3/1/2017	6/1/2017	9/1/2017	12/1/2017
Date paid	3/31/2017	6/30/2017	10/2/2017	1/2/2018
Total dividend amount	$1,225	$1,225	$1,225	$1,225	$4,900
Series C Preferred Shares
Date declared	2/15/2017	5/18/2017	8/2/2017	11/2/2017
Record date	3/1/2017	6/1/2017	9/1/2017	12/1/2017
Date paid	3/31/2017	6/30/2017	10/2/2017	1/2/2018
Total dividend amount	$910	$910	$910	$910	$3,640
Series D Preferred Shares
Date declared	2/15/2017	5/18/2017	8/2/2017	11/2/2017
Record date	3/1/2017	6/1/2017	9/1/2017	12/1/2017
Date paid	3/31/2017	6/30/2017	9/29/2017	12/28/2017
Total dividend amount	$1,879	$1,879	$1,665	$1,665	$7,088
Common shares
Date declared	5/2/2017	8/2/2017	N/A	N/A
Record date	5/26/2017	8/25/2017	N/A	N/A
Date paid	6/15/2017	9/15/2017	N/A	N/A
Dividend per share	$0.09	$0.05	$—	$—	$0.14
Total dividend declared	$8,220	$4,574	$—	$—	$12,794

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2017

(Dollars in thousands, except share and per share amounts)

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

As of December 31, 2017

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

On March 13, 2018, our board of trustees declared a first quarter 2018 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares and $0.5546875 per share on our 8.875% Series C Preferred Shares, and $0.5312500 per share on our Series D Preferred Shares. The dividends will be paid on April 2, 2018 to holders of record on March 23, 2018.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2017

(Dollars in thousands, except share and per share amounts)

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive loss by component for the years ended December 31, 2015 and 2016:

	Interest Rate Hedges	Available- For-Sale Securities	Foreign Currency Translation Adjustments	Total
Balance as of December 31, 2014	$(20,788)	$—	$—	$(20,788)
Other comprehensive income (loss) before reclassifications	(293)	—	—	(293)
Amounts reclassified from accumulated other comprehensive income (loss)	16,382	—	—	16,382
Net current period other comprehensive income	16,089	-	-	16,089
Balance as of December 31, 2015	$(4,699)	$-	$-	$(4,699)
Other comprehensive income (loss) before reclassifications	(852)	—	—	(852)
Amounts reclassified from accumulated other comprehensive income (loss)	5,551	—	—	5,551
Net current period other comprehensive income	4,699	—	—	4,699
Balance as of December 31, 2016	$-	$—	$—	$-

As of December 31, 2016, $719 loss from discontinued operations is included in accumulated other comprehensive loss. As of December 31, 2015, $8 from discontinued operations is included in accumulated other comprehensive loss. See Note 9: Discontinued Operations for further information regarding the impact of this transaction.

Noncontrolling Interests

As of December 31, 2015, we held 7,269,719 shares of IRT common stock representing 15.5% of the outstanding shares of IRT common stock.

On September 17, 2015, IRT issued 1,925,419 IROP units in connection with the TSRE acquisition.

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

RAIT Venture VIE:

During the year ended December 31, 2017, the 2016 RAIT Venture VIE, which elected to be taxed as a REIT and that was formed in 2016 to hold the less than investment grade classes of notes of FL-5, issued 125 Series A Preferred Shares at a public offering. The price was $1,000 per share and the 2016 RAIT Venture VIE received $66 of net proceeds. During the year ended December 31, 2017, we paid $15 of dividends on preferred shares. Refer to Note 2: Summary of Significant Accounting Policies, (n) Income Taxes, and Note 5: Indebtedness for further discussion about this entity.

Deconsolidation of South Terrace:

On June 30, 2017, we sold our membership interest in South Terrace, a multifamily real estate property, to a subsidiary of IRT for $42,950 of cash and limited partnership units.  The limited partnership units, which had a value of $1,654, were issued to our

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2017

(Dollars in thousands, except share and per share amounts)

previous noncontrolling interest holders in South Terrace. This transaction resulted in the distribution of $1,618 of our noncontrolling interests.  Refer to Note 15: Related Party Transactions for further discussion.

NOTE 12: SHARE-BASED COMPENSATION AND EMPLOYEE BENEFITS

In 2017, the RAIT Financial Trust 2017 Incentive Award Plan, or the 2017 IAP, that provides for the grants of awards to employees, non-employee trustees, and consultants of RAIT, was amended and restated to increase the maximum aggregate number of common shares that may be issued from 4,000,000 to 7,500,000.

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

The total compensation awarded under the cash bonus plan is at-risk and tied to pre-determined criteria. For one executive officer, for 2017, 75% of the target cash bonus awards is payable based on the following objectives and weightings: i) cash available for distribution of 10%; ii) property sales of 20%; iii) recourse debt reductions of 15%; iv) G&A management of 15%; and v) equity raises of 15%.  For the other executive officers, for 2017, 75% of the target cash bonus awards is payable based on the following objectives and weightings: i) cash available for distribution of 10%; ii) property sales of 25%; iii) recourse debt reductions of 20%; and G&A management of 20%.  The amounts are earned based on our annual performance relative to threshold, target and maximum performance goals for these objective measures, with 50% of target incentive opportunity payable based on threshold performance achieved, 100% based on target performance achieved and 150% based on maximum performance achieved. The remaining 25% of the target cash bonus award for all executive officers is based on the achievement of various individual performance criteria that may be earned based on individual performance factors deemed relevant by the compensation committee.

The LTIP is an equity program whereby long-term performance awards are granted each year and earned based on our performance over a three year period. Compensation awarded under the LTIP is based on predefined performance for 75% of the

Award. Performance measures and weighting for the performance component of the 2016-2018 awards are based on the following objective performance measures relating to the total shareholder return (stock price appreciation plus aggregate dividends or TSR) TSR as compared to a peer group of public companies over the same period at 40%, TSR as compared to the TSR for the NAREIT Mortgage Index at 30%, and the RAIT’s absolute TSR at 30%. The remaining 25% of the compensation award is time-based vesting over three years.

As of December 31, 2017, 3,361,603 common shares are available for issuance under the amended and restated 2012 IAP.

A summary of the SARs activity of the 2012 IAP is presented below.

	2017		2016		2015
	SARs	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price
Outstanding, January 1,	4,050,984	$6.06	3,620,700	$7.01	2,780,242	$6.92
Granted	832,500	3.78	895,000	2.38	1,177,500	7.23
Expired	(1,004,066)	6.12	(126,499)	7.14	(106,500)	6.17
Exercised	(58,294)	2.38	—	—	(61,667)	6.30
Forfeited	(178,170)	4.02	(338,217)	5.55	(168,875)	7.53
Outstanding, December 31,	3,642,954	$5.68	4,050,984	$6.06	3,620,700	$7.01
SARs exercisable at December 31,	2,094,385	6.93	2,373,462	6.82	1,649,643	6.52

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2017

(Dollars in thousands, except share and per share amounts)

As of December 31, 2017, our closing common stock price was $0.38, which was less than the exercise prices of all exercisable SARs. Therefore, the total intrinsic value of SARs outstanding and exercisable at December 31, 2017 was $0. As of December 31, 2017, the unrecognized compensation cost relating to unvested SARs was $500.

The weighted average grant date fair values of the SARs and the assumptions used in computing those fair values at the dates of their respective awards, using the Black-Scholes Option Pricing Model, were as follows:

	For the Years Ended December 31
	2017	2016	2015
Weighted average grant date fair value	$0.76	$0.23	$0.96
Stock Price	3.78	2.38	7.23
Strike Price	3.78	2.38	7.23
Risk-free interest rate	1.6%	1.0%	1.2%
Dividend yield	9.5%	15.1%	10.0%
Volatility	43%	38%	32%
Expected term	3.5 years	3.5 years	3.5 years

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

The following table summarizes information about the SARs outstanding and exercisable as of December 31, 2017:

	SARs Outstanding		SARs Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Remaining Contractual Life
$2.38—8.29	3,642,954	2.2 years	2,094,385	1.2 years

A summary of the restricted common share awards of the 2012 IAP and 2015 LTIP as of December 31, 2017, 2016, and 2015 is presented below.

	2017		2016		2015
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance, January 1,	1,079,193	$7.41	559,583	$7.41	455,917	$7.67
Granted	1,149,293	3.18	1,356,999	2.84	386,905	7.23
Vested	(702,185)	3.79	(507,407)	5.29	(234,197)	7.46
Forfeited	(279,818)	3.47	(329,982)	4.03	(49,042)	7.54
Balance, December 31,	1,246,483	$3.56	1,079,193	$7.41	559,583	$7.41

As of December 31, 2017, the unrecognized compensation cost relating to unvested restricted common share awards was $1,817. The estimated fair value of restricted common share awards vested during 2017, 2016, and 2015 was $2,540, $1,248 and $1,688, respectively.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2017

(Dollars in thousands, except share and per share amounts)

The following table summarizes the PSUs granted for the years ended December 31, 2017 and 2016:

Grant Date	Type of PSUs Granted	Number of PSUs Granted	Performance Period Commencement Date	Performance Period End Date	Grant Date Fair Value	Number of PSUs Outstanding as of December 31, 2017
March 31, 2015	3-Year TSR vs Peer Group	136,115	January 1, 2015	December 31, 2017	$3.35	136,115
March 31, 2015	3-Year TSR vs NAREIT Mortgage Index	68,057	January 1, 2015	December 31, 2017	$3.26	68,057
March 31, 2015	Absolute 3-Year TSR	68,057	January 1, 2015	December 31, 2017	$2.17	68,057
March 31, 2015	Strategic Objectives	68,057	January 1, 2015	December 31, 2017	$6.86	68,057
April 22, 2016	3-Year TSR vs Peer Group	325,348	January 1, 2016	December 31, 2018	$1.55	325,348
April 22, 2016	3-Year TSR vs NAREIT Mortgage Index	244,011	January 1, 2016	December 31, 2018	$1.44	244,011
April 22, 2016	Absolute 3-Year TSR	244,011	January 1, 2016	December 31, 2018	$1.07	244,011
April 26, 2017	3-Year TSR vs NAREIT Mortgage Index	150,854	January 1, 2017	December 31, 2019	$1.18	47,637
April 26, 2017	Absolute 3-Year TSR	150,854	January 1, 2017	December 31, 2019	$0.90	47,637
June 22, 2017	3-Year TSR vs NAREIT Mortgage Index	183,225	January 1, 2017	December 31, 2019	$0.23	183,225
June 22, 2017	Absolute 3-Year TSR	183,225	January 1, 2017	December 31, 2019	$0.15	183,225

Our assumptions used in computing the fair value of the PSUs at the dates of their respective awards, using the Monte Carlo method, were as follows:

	For the Years Ended December 31
	2017 a)		2017 b)		2016		2015
Dividend yield	10.7%	c)	14.5%	e)	10.6%	g)	8.0%	i)
Volatility	41.0%	d)	39.0%	f)	53.0%	h)	39.0%	j)
Expected term	2.7 years		2.5 years		2.7 years		2.8 years

a)	These represent the assumptions of the 2017 PSUs that had a grant date of April 26, 2017.
b)	These represent the assumptions of the 2017 PSUs that had a grant date of June 22, 2017.

c)    This represents the dividend yield assumption used for RAIT.  The dividend yield assumptions used for our peer group and the NAREIT Mortgage Index ranged from 0% to 17.4%.

d)	This represents the volatility assumption used for RAIT. The volatility assumptions used for our peer group and the NAREIT Mortgage Index ranged from 15% to 47%.
e)	This represents the dividend yield assumption used for RAIT. The dividend yield assumptions used for our peer group and the NAREIT Mortgage Index ranged from 0% to 18.8%.
f)	This represents the volatility assumption used for RAIT. The volatility assumptions used for our peer group and the NAREIT Mortgage Index ranged from 15% to 35%.
g)	This represents the dividend yield assumption used for RAIT. The dividend yield assumptions used for our peer group and the NAREIT Mortgage Index ranged from 0% to 17.9%.
h)	This represents the volatility assumption used for RAIT. The volatility assumptions used for our peer group and the NAREIT Mortgage Index ranged from 17% to 48%.
i)	This represents the dividend yield assumption used for RAIT. The dividend yield assumptions used for our peer group and the NAREIT Mortgage Index ranged from 0% to 17.9%.
j)	This represents the volatility assumption used for RAIT. The volatility assumptions used for our peer group and the NAREIT Mortgage Index ranged from 17% to 50%.

RAIT estimates future expenses associated with PSUs outstanding at December 31, 2017 to be $413, which will be recognized over a weighted-average period of 2.2 years.

During the year ended December 31, 2017, we recorded $2,612 associated with our share based compensation. During the year ended December 31, 2016, we recorded $6,752 associated with our share based compensation of which $3,355 was recorded within IRT internalization and management transition expenses.  This included $784 of share based compensation expense recorded related to the December 20, 2016 modification of SARs, restricted awards, and PSUs previously granted to two executive officers and $2,571

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2017

(Dollars in thousands, except share and per share amounts)

of share based compensation recorded related to restricted stock awards with no service condition that were issued in conjunction with the closing of the IRT internalization transaction.  Share based compensation expense for the modified awards was based on the fair value of the awards on the modification date.  Share based compensation expense for the awards with no service condition was based on the fair value of the awards on the grant date.  During the year ended December 31, 2015, we recorded share based compensation expense of $4,466.

On January 9, 2017, the compensation committee awarded 344,042 unvested restricted common share awards to one of our former executive officers in order to satisfy the remaining portion of the 600,000 awards to be granted to that executive officer under a Binding Memorandum of Understanding dated September 26, 2016, or the MOU, contingent on the closing of the IRT internalization transaction.  While a portion of the awards issued with respect to the MOU were granted on December 23, 2016 and this final portion on January 9, 2017, stock compensation expense of $2,068 related to all 600,000 awards was recorded in 2016 since the awards were authorized as of the December 20, 2016 IRT internalization transaction and no future service would be required after the grant date.

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

On April 26, 2017, the compensation committee awarded 189,738 unvested restricted common share awards, valued at $583 using our closing price of $3.07 to our executive officers.  These awards vest over a three-year period.

At the end of the second quarter 2017, the compensation committee awarded 211,420 unvested restricted common share awards to our Board of Trustees. These awards vested on December 31, 2017 at $80 using our closing price of $0.38. An additional 70,093 of shares were awarded to the Chairman. 35,046 of these shares vested immediately at $75 using our closing price of $2.14. The remaining 35,047 vest over a three-year period.

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

During the years ended December 31, 2017, 2016 and 2015, we recorded $376, $749 and $548 of contributions which is included in compensation expense on the accompanying consolidated statements of operations. During the years ended December 31, 2017, 2016 and 2015, we did not make any discretionary cash profit sharing contributions.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2017

(Dollars in thousands, except share and per share amounts)

NOTE 13: EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three years ended December 31, 2017:

	For the Year Ended December 31,
	2017	2016	2015
Income (loss) from continuing operations	$(151,803)	$(37,879)	$28,593
(Income) loss allocated to preferred shares	(32,816)	(35,160)	(32,830)
(Income) loss allocated to noncontrolling interests	(76)	3,435	2,235
Income (loss) from continuing operations allocable to common shares	(184,695)	(69,604)	(2,002)
Total Income (loss) from discontinued operations	—	87,952	34,900
(Income) loss from discontinued operations allocated to noncontrolling interests	—	(28,168)	(25,740)
Income (loss) from discontinued operations allocable to common shares	—	59,784	9,160
Net income (loss) allocable to common shares	$(184,695)	$(9,820)	$7,158
Weighted-average shares outstanding—Basic	91,479,533	91,153,861	85,524,073
Dilutive securities	—	—	933,798
Weighted-average shares outstanding—Diluted	91,479,533	91,153,861	86,457,871
Earnings (loss) per share—Basic:
Continuing operations	$(2.02)	$(0.77)	$(0.03)
Discontinued operations	-	0.66	0.11
Earnings (loss) per share—Basic	$(2.02)	$(0.11)	$0.08
Earnings (loss) per share—Diluted:
Continuing operations	$(2.02)	$(0.77)	$(0.03)
Discontinued operations	-	0.66	0.11
Earnings (loss) per share—Diluted	$(2.02)	$(0.11)	$0.08

For the years ended December 31, 2017, 2016 and 2015, securities convertible into 13,867,014, 26,457,897 and 21,807,918      common shares, respectively, were excluded from the earnings (loss) per share computations because their effect would have been anti-dilutive.

NOTE 14: INCOME TAXES

RAIT, Taberna and IRT have elected to be taxed as REITs under Sections 856 through 860 of the Internal Revenue Code. Note that as of October 5, 2016, IRT was no longer consolidated by RAIT.  Refer to Note 9: Discontinued Operations for further discussion. In February 2016 and January 2017, in conjunction with the ventures described in Note 5: Indebtedness and Note 8: Variable Interest Entities, we created two new entities that elected to be taxed as a REIT.  These entities hold the FL-5 and FL-6 junior notes for the aforementioned ventures, respectively.  To maintain qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to shareholders. We generally will not be subject to U.S. federal income tax on taxable income that is distributed to our shareholders.  If our REIT entities fail to qualify as REITs in any taxable year, we will then be subject to U.S. federal income taxes on our taxable income at regular corporate rates, and we will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants relief under certain statutory provisions. Such an event could materially adversely affect our net income and cash available for dividends to shareholders. However, we believe that each of our REIT entities will be organized and operated in such a manner as to qualify for treatment as a REIT, and intend to operate in the foreseeable future in a manner so that each will qualify as a REIT. We may be subject to certain state and local taxes.  For the year ended December 31, 2017, 10% of dividends were characterized as ordinary income and 90% were characterized as total capital gain distribution.  For the year ended December 31, 2016, 47% of dividends were characterized as ordinary income, 53% as total capital gain distribution.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2017

(Dollars in thousands, except share and per share amounts)

The components of the provision for income taxes as it relates to our taxable income from domestic TRSs during the years ended December 31, 2017, 2016 and 2015 includes the effects of our performance of a portion of TRS services in a foreign jurisdiction that does not incur income taxes.

Certain TRS entities are domiciled in the Cayman Islands and, accordingly, taxable income generated by these entities may not be subject to local income taxation, but generally will be included in our income on a current basis as SubPart F income, whether or not distributed. Upon distribution of any previously included SubPart F income by these entities, no incremental U.S. federal, state, or local income taxes would be payable by us. Accordingly, no provision for income taxes has been recorded for these foreign TRS entities for the years ended December 31, 2017, 2016 and 2015.

The components of the income tax benefit (provision) as it relates to our taxable income (loss) from domestic and foreign TRSs during the years ended December 31, 2017, 2016 and 2015 were as follows:

	For the Year Ended December 31, 2017
	Federal	State and Local	Foreign	Total
Current benefit (provision)	$64	$220	$—	$284
Deferred benefit (provision)	583	(6)	—	577
Income tax benefit (provision)	$647	$214	$—	$861

	For the Year Ended December 31, 2016
	Federal	State and Local	Foreign	Total
Current benefit (provision)	$(9)	$(329)	$—	$(338)
Deferred benefit (provision)	(2,127)	(85)	—	(2,212)
Income tax benefit (provision)	$(2,136)	$(414)	$—	$(2,550)

	For the Year Ended December 31, 2015
	Federal	State and Local	Foreign	Total
Current benefit (provision)	$(268)	$(46)	$—	$(314)
Deferred benefit (provision)	(2,110)	(374)	—	(2,484)
Income tax benefit (provision)	$(2,378)	$(420)	$—	$(2,798)

A reconciliation of the income tax benefit (provision) based upon the statutory tax rates to the effective rates of our taxable REIT subsidiaries is as follows for the years ended December 31, 2017, 2016 and 2015:

	For the Years Ended December 31
	2017	2016	2015
Federal statutory rate	$7,224	$(8,530)	$(1,718)
State statutory, net of federal benefit	214	(299)	(404)
Loss limited by ownership change	(18,795)
Change in valuation allowance	16,746	5,670	(55)
Permanent items	(2,924)	(54)	(41)
Change in Tax Rate	(1,668)	—	—
Provision to return adjustments	64	207	(580)
Other	—	456	—
Income tax benefit (provision)	$861	$(2,550)	$(2,798)

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2017

(Dollars in thousands, except share and per share amounts)

Significant components of our deferred tax assets (liabilities), at our TRSs, are as follows as of December 31, 2017 and 2016:

Deferred tax assets (liabilities):	As of December 31, 2017	As of December 31, 2016
Net operating losses, at TRSs	$—	$13,899
Capital losses	—	8,498
Unrealized losses	—	—
Other	2,322	595
Total deferred tax assets	2,322	22,992
Valuation allowance	(1,778)	(22,683)
Net deferred tax assets	$544	$309
Identified intangibles	—	(276)
Advances	—	—
Accrued interest	—	—
Other	(91)	(156)
Deferred tax (liabilities)	(91)	(432)
Net deferred tax assets (liabilities)	$454	$(123)

Federal and State tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an “ownership change” for tax purposes, as defined in Section 382 of the Internal Revenue Code. During the period ended December 31, 2017, we conducted an analysis to determine whether such an ownership change had occurred due to significant stock transactions that occurred during that period.  The analysis indicated that an ownership change occurred during the period, which results in a de minimis annual limitation on our net operating loss carryforwards generated prior to December 31, 2017 for our TRS entities.  Accordingly, we have reduced our net operating loss and capital loss carryforwards for the period prior to December 31, 2017 for our TRS entities as there is no ability to utilize them prior to the end of their respective carryforward periods as a result of the annual limitations employed.  In recording this entry, we reduced gross DTAs for net operating loss and capital loss carryforwards by $12,475 and $6,320, respectively and recorded a corresponding reduction to our valuation allowance of $18,795.  As of December 31, 2017, our remaining DTA consists primarily of our TRS entities’ AMT credit carryforward, of which $531 is considered to be more likely than not of realization in a future period and therefore no associated valuation allowance has been recorded.

On December 22, 2017, H.R. 1, originally known as the Tax Cuts and Jobs Act, was enacted. In accordance with the accounting guidance for income taxes, we have recognized the effect of tax law changes in the period of enactment.  Among other things, this law reduced the corporate income tax rate from 35% to 21% effective as of January 1, 2018 and also repealed the corporate Alternative Minimum Tax (“AMT”) effective as of January 1, 2018. As a result, during the year ended December 31, 2017, we have adjusted the federal tax rate for calculating deferred tax items to be 21% for the TRS entities and we have also released the valuation allowance on our TRS entities’ AMT credit carryforward in the amount of $531 as those will become refundable credits under the new tax law.  We believe this reassessment to be the final adjustment to these amounts in connection with the passage of H. R.1.

The accounting guidance for income taxes clarifies the accounting for uncertainty in income taxes, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also provides rules on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no uncertain tax positions for the years ending December 31, 2017, 2016 and 2015, and 2014. Income tax returns are filed in multiple jurisdictions and are subject to examination by taxing authorities. We have open tax years from 2013 through 2016 with various jurisdictions. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations.

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

As of December 31, 2017

(Dollars in thousands, except share and per share amounts)

Almanac

Andrew M. Silberstein serves as a trustee on our board of trustees, as designated pursuant to the purchase agreement. Mr. Silberstein is an equity owner of Almanac and an officer of the investor and holds indirect equity interests in the investor. The transactions pursuant to the purchase agreement are described above in Note 10: Series D Preferred Shares.

Ballard Spahr LLP

As of June 27, 2017, Justin P. Klein has been appointed as a trustee on our board of trustees.  Mr. Klein is a partner at Ballard Spahr LLP. RAIT has paid Ballard Spahr LLP $378 during the year ended December 31, 2016 and $134 during the year ended December 31, 2017 for legal counsel related to various matters. The approximate dollar value of Mr. Klein’s interest in these fees was less than $3 for the year ended December 31, 2016 and $ 1 for the year ended December 31, 2017, based on Mr. Klein’s Ballard partnership interest.

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

IRT

As described in Note 9: Discontinued Operations, we deconsolidated IRT as of October 5, 2016.  While IRT was consolidated by RAIT, IRT was not considered a related party.  Subsequent to deconsolidation, IRT became a related party.  RAIT has ended its last arrangement with IRT as of December 20, 2017 and does not consider IRT to be a related party after that date.  RAIT’s relationships with IRT are discussed below.

Fees and Expenses Received as IRT’s External Advisor

On December 20, 2016, in connection with IRT’s management internalization, we sold IRT’s Advisor to IRT and, therefore, fees and expenses are no longer earned.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2017

(Dollars in thousands, except share and per share amounts)

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

For the years ended December 31, 2016 and 2015, we earned $7,092, and $4,984 of asset management fees, respectively.  It is noted that the quarterly asset management fee for the period ended December 31, 2017 was calculated by adjusting for the effect of the repurchase of IRT’s shares held by RAIT as well as the purchase price for IRT’s management internalization as described in Note 9: Discontinued Operations.  For the years ended December 31, 2016, and 2015, we earned $350, and $629 of incentive fees, respectively. For the years ended December 31, 2016 and 2015, all of these fees earned were eliminated in consolidation.  For the year ended December 31, 2016, $5,584 of these fees earned were eliminated in consolidation.  These fees are included within fees and other income in our consolidated statements of operations.

Property Management Fees Paid to Our Property Manager

On December 20, 2016, in connection with IRT’s management internalization, we sold our multifamily property management business to IRT, which included all of the property management agreements for IRT’s properties.

We had entered into property management agreements with IRT with respect to each of IRT’s properties.  Pursuant to these property management agreements, IRT paid our multifamily property manager property management and construction management fees on a monthly basis up to 4.0% of the gross revenues from a property for each month. For the years ended December 31, 2016 and 2015, we earned $4,769, and $3,675, respectively, of property management and construction management fees. For the years ended December 31, 2016 and 2015, all of these fees earned were eliminated in consolidation.

Dividends Paid to Affiliates of Our External Advisor

On October 5, 2016, we sold all 7,269,719 shares of IRT’s common stock that we owned to IRT.

As of December 31, 2017 and 2016, RAIT did not own any outstanding shares of IRT’s common stock.  For the years ended December 31, 2016 and 2015, we earned and subsequently received dividends of $3,926 and $5,234, respectively, related to shares of common stock owned by RAIT.  All of these dividends were eliminated in consolidation.

Indebtedness

During the year ended December 31, 2016, IRT repaid $38,075 of mortgage indebtedness held by us with proceeds from two property dispositions.  For the years ended December 31, 2017, we received $0 in exit fees pursuant to the contractual terms of the mortgage indebtedness.  Also for the years ended December 31, 2017, 2016, and 2015, we received $0, $361, and $965 respectively, of interest from IRT. All of the debt, fees and interest eliminated in consolidation.  There was no accrued interest receivable outstanding as of December 31, 2017 and December 31, 2016.

Other Transactions with IRT

On June 30, 2017, we sold South Terrace, a multifamily property, to IRT for $42,950.  The sales price was supported by a recent appraisal provided by a third-party commercial real estate information services firm.  RAIT recognized a gain of $9,189 on the sale.

During the year ended December 31, 2017, the joint shared services agreement between RAIT and IRT ended.  Pursuant to that shared services agreement, IRT reimbursed RAIT $727 for general and administrative services for the year ended December 31, 2017. In addition, during the year ended December 31, 2017, IRT reimbursed RAIT for $155 of general and administrative expenses that were paid on IRT’s behalf.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2017

(Dollars in thousands, except share and per share amounts)

Pursuant to property management agreements with IRT with respect to RAIT’s multifamily properties, RAIT paid IRT $261 of property management fees for the year ended December 31, 2017, respectively.  These amounts are reflected within real estate operating expense in our consolidated statements of operations.

Other

On December 20, 2016, Scott F. Schaeffer resigned from his position as Chief Executive Officer of RAIT and became the full-time Chief Executive Officer of IRT.  On the same date, Scott F. Schaeffer entered into a one year consulting agreement with RAIT for which he received compensation of $375.  For the year ended December 31, 2017, $375, was earned and paid related to this consulting agreement, which is reflected in general and administrative expenses in our consolidated statements of operations. In accordance with the Memorandum of Understanding dated September 26, 2016, which memorialized the terms of Scott F. Schaeffer’s resignation, RAIT granted Scott F. Schaeffer 150,000 unvested shares of common stock on December 23, 2016, and made a $500 cash payment in January 2017.  The shares vest 50% on the six month anniversary and 50% on the one year anniversary of the grant date.

In accordance with the Memorandum of Understanding dated September 26, 2016, which memorialized the terms of James J. Sebra’s resignation, he was owed a cash bonus, payable in 2017, equal to 25% of his cash bonus for the year ended December 31, 2016.  During the year ended December 31, 2017, this bonus of $110 was paid.

NOTE 16: SUPPLEMENTAL DISCLOSURE TO CONSOLIDATED STATEMENTS OF CASH FLOWS

The consolidated statements of cash flows and supplemental disclosure includes the entities or distinguishable components of RAIT that were considered discontinued operations for the years ended December 31, 2017, 2016 and 2015. See Note 9: Discontinued Operations for additional information.

The following are supplemental disclosures to the consolidated statements of cash flows for the years ended December 31, 2017, 2016 and 2015:

	For the Year Ended December 31,
	2017	2016	2015
Cash paid for interest	$65,732	$98,154	$80,748
Cash paid for taxes	27	268	500
Non-cash increase (decrease) in investments in real estate, intangible assets, and other liabilities from conversion of loans	1,590	33,271	159,214
Non-cash increase in noncontrolling interests from property acquisition	—	—	123,855
Non-cash (decrease) in investments in real estate, restricted cash, other assets, intangible assets, accounts payable and accrued expenses, and other liabilities from deconsolidation of properties	(93,531)	—	—
Non-cash increase (decrease) in indebtedness from debt extinguishments	(4,640)	—	(4,018)
Non-cash increase (decrease) in indebtedness from the assumption of debt from property acquisitions	—	—	204,308
Non-cash (decrease) in assets from discontinued operations	—	(1,277,292)	—
Non-cash decrease in liabilities and equity from discontinued operations	—	1,245,720	—
Non-cash increase (decrease) to noncontrolling interests from distribution of limited partnership units on South Terrace	(1,618)	—	—
Non-cash increase (decrease) in indebtedness from deconsolidation of properties	(99,665)	—	—

Also, during the year ended December 31, 2017, we sold one real estate property which resulted in a non-cash decrease of $16,367 to investments in real estate as the property was sold on the last business day of the year and, while titled was transferred, our cash was held by our settlement agent until the next business day, resulting in a receivable as of December 31, 2017.

Also, during the year ended December 31, 2017, we sold two real estate properties whose purchase price was financed by a loan made by RAIT. This resulted in a non-cash decrease of $14,839 to investments in real estate and a non-cash increase of $15,540 to investment in mortgages and loans.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2017

(Dollars in thousands, except share and per share amounts)

Also, during the year ended December 31, 2015, we deconsolidated two real estate properties which resulted in a non-cash decrease of $45,650 to investments in real estate, a non-cash increase of $4,791 to investment in commercial mortgage loans, mezzanine loans and preferred equity interests, and a non-cash decrease of $47,888 to indebtedness.

Also, during the year ended December 31, 2015, we sold one real estate property whose purchase price was financed by an existing RAIT loan on the property that was assumed by the buyer. This resulted in a non-cash decrease of $15,848 to investments in real estate and a non-cash increase of $18,000 to investment in commercial mortgage loans, mezzanine loans and preferred equity interests.

For a discussion of the non-cash changes in indebtedness and investments in real estate, restricted cash, other assets, intangible assets, accounts payable and accrued expenses, and other liabilities that occurred during the year ended December 31, 2017, see Note 4: Investments in Real Estate and Note 5: Indebtedness.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2017

(Dollars in thousands, except share and per share amounts)

NOTE 17: QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes our quarterly financial data which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our results of operations:

	For the Three-Month Periods Ended
	March 31	June 30	September 30	December 31
2017
Total revenue	$29,603	$22,813	$24,603	$22,699
Change in fair value of financial instruments	(1,153)	3,093	4,753	6,729
Income (loss) from continuing operations	(21,539)	(116,884)	(15,843)	2,463
Income (loss) from discontinued operations	—	—	—	—
Net income (loss)	(21,539)	(116,884)	(15,843)	2,463
Net income (loss) available to common shares from continuing operations	(30,085)	(125,757)	(24,230)	(4,623)
Net income (loss) available to common shares from discontinued operations	—	—	—	—
Net income (loss) allocable to common shares	(30,085)	(125,757)	(24,230)	(4,623)
Earnings (loss) per share from continuing operations - Basic (a)	(0.33)	(1.38)	(0.26)	(0.05)
Earnings (loss) per share from discontinued operations - Basic (a)	—	—	—	—
Total earnings (loss) per share—Basic (a)	(0.33)	(1.38)	(0.26)	(0.05)
Earnings (loss) per share from continuing operations - Diluted (a)	(0.33)	(1.38)	(0.26)	(0.05)
Earnings (loss) per share from discontinued operations - Diluted (a)	—	—	—	—
Total earnings (loss) per share—Diluted (a)	(0.33)	(1.38)	(0.26)	(0.05)

2016
Total revenue	$48,651	$45,974	$43,237	$35,745
Change in fair value of financial instruments	(4,088)	(1,592)	(1,375)	1,109
Income (loss) from continuing operations	(11,988)	(6,471)	5,328	(24,748)
Income (loss) from discontinued operations	1,485	32,876	4,112	1,671
Net income (loss)	(10,503)	26,405	9,440	24,731
Net income (loss) available to common shares from continuing operations	(19,363)	(14,115)	(2,048)	(34,078)
Net income (loss) available to common shares from discontinued operations	1,519	6,535	2,044	49,686
Net income (loss) allocable to common shares	(17,844)	(7,580)	(4)	15,608
Earnings (loss) per share from continuing operations - Basic (a)	(0.22)	(0.15)	(0.02)	(0.37)
Earnings (loss) per share from discontinued operations - Basic (a)	0.02	0.07	0.02	0.54
Total earnings (loss) per share—Basic (a)	(0.20)	(0.08)	—	0.17
Earnings (loss) per share from continuing operations - Diluted (a)	(0.22)	(0.15)	(0.02)	(0.37)
Earnings (loss) per share from discontinued operations - Diluted (a)	0.02	0.07	0.02	0.54
Total earnings (loss) per share—Diluted (a)	(0.20)	(0.08)	—	0.17
(a)	The summation of quarterly per share amounts may not equal the full year amounts.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2017

(Dollars in thousands, except share and per share amounts)

NOTE 18: SEGMENT REPORTING

As a group, our executive officers act as the Chief Operating Decision Maker (“CODM”). The CODM reviews operating results of our reportable segments to make decisions about investments and resources and to assess performance for each of these reportable segments.

Historically, we have conducted our business through the following reportable segments:

•

Our real estate lending, owning and managing segment concentrated on lending, owning and managing commercial real estate assets throughout the United States. The form of our investments ranged from first mortgage loans to equity ownership of a commercial real estate property. In nearly all cases, we manage our investments internally through our asset management and property management professionals.

•	Prior to the deconsolidation of IRT in October 2016, our IRT segment concentrated on the ownership of apartment properties in opportunistic markets throughout the United States.

As discussed in Note 9: Discontinued Operations, IRT is a discontinued operation.  As a result, we only have one reportable segment that relates to our continuing operations.

NOTE 19: COMMITMENTS AND CONTINGENCIES

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

  During the year ended December 31, 2017, we settled matters with two former employees for $175 and $575, respectively.

Lease Obligations

We lease office space in Philadelphia and other locations. The annual minimum rent due pursuant to the leases for each of the next five years and thereafter is estimated to be as follows as of December 31, 2017:

2018	$1,992
2019	1,490
2020	1,332
2021	1,094
2022	1,103
Thereafter	22,042
Total	$29,053

Rent expense was $1,365, $2,130 and $2,817 for the years ended December 31, 2017, 2016, and 2015, respectively, and has been included in general and administrative expense or property operating expenses in the accompanying consolidated statements of operations.

Loan Funding Commitments

We have made commitments to fund borrowers in certain of our existing lending arrangements. As of December 31, 2017, the total outstanding funding commitment was $15,859.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2017

(Dollars in thousands, except share and per share amounts)

NOTE 20: SUBSEQUENT EVENTS

On February 21, 2018, Scott L.N. Davidson, our former Chief Executive Officer and President, pursuant to his previously disclosed employment agreement with us provided notice to RAIT of his intent to resign from his employment with RAIT for “Good Reason” (as defined in his employment agreement). While RAIT and Mr. Davidson entered into a separation agreement, each reserved their respective rights as to whether “Good Reason” exists, under which Mr. Davidson’s employment with RAIT terminated effective February 28, 2018.  We may incur additional expenses and severance costs in connection with Mr. Davidson’s separation from RAIT

We have evaluated subsequent events or transactions that have occurred after the consolidated balance sheet date of December 31, 2017, but prior to the filing of the consolidated financial statements with the SEC on this Annual Report on Form 10-K. We have determined that, except as disclosed within this Note and other Notes, there are no subsequent events that require disclosure in this Annual Report on Form 10-K.

RAIT Financial Trust

Schedule II

Valuation and Qualifying Accounts

For the Three Years Ended December 31, 2017

(Dollars in thousands)

	Allowance for Losses
	Balance, Beginning of Period	Additions		Deductions	Balance, End of Period
		Provision	Other (a)
For the year ended December 31, 2017	$12,354	$45,614	$—	$(43,085)	$14,883
For the year ended December 31, 2016	$17,097	$8,050	$1,019	$(13,812)	$12,354
For the year ended December 31, 2015	$9,218	$8,300	$—	$(421)	$17,097

(a) Represents capitalization of past due interest on modified loans.

RAIT Financial Trust

Schedule III

Real Estate and Accumulated Depreciation

As of December 31, 2017

(Dollars in thousands)

			Initial Cost		Cost of Improvements, net of Retirements		Gross Carrying Amount
Property Name	Description	Location	Land	Building	Land	Building	Land (1)	Building (1)	Accumulated Depreciation- Building	Encumbrances (Unpaid Principal)	Year of Acquisition	Life of Depreciation
Willow Grove	Land	Willow Grove, PA	$307	$—	$—	$—	$307	$—	$—	$—	2001	N/A
Cherry Hill	Land	Cherry Hill, NJ	307	—	—	—	307	—	—	—	2001	N/A
Corey Landings	Land	St. Pete Beach, FL	9,735	—	—	5,024	9,735	5,024	—	—	2009	N/A
Plaz America	Retail	Houston, TX	6,736	15,866	—	7,274	6,736	23,140	(375)	(52,962)(2)	2009	30
Inlet Square Mall	Retail	Myrtle Beach, SC	—	140	—	3,558	—	3,698	(232)	(30,175)(2)	2009	30
1501 Yamato Road	Office	Boca Raton, FL	8,200	32,800	—	6,328	8,200	39,128	(11,928)	(53,359)(4)	2009	30
Executive Mews - Willow Grove	Office	Willow Grove, PA	2,280	9,120	—	1,555	2,280	10,675	(3,241)	(11,246)(2)	2010	30
Executive Mews - Cherry Hill	Office	Cherry Hill, NJ	1,980	7,920	—	2,906	1,980	10,826	(3,802)	(8,600)(3)	2010	30
Lexington	Multi-Family	Jackson, MS	3,168	12,672	—	1,323	3,168	13,995	(4,016)	(20,280)(2)	2010	30
Beachcomber Beach Resort	Land	Daytona Beach, FL	5,151	—	—	43	5,151	43	—	(12,649)(2)	2011	N/A
Union Medical	Office	Colorado Springs, CO	2,448	19,873	—	2,315	2,448	22,188	(305)	(26,085)(2)	2014	30
Oakland Square	Retail	Troy, MI	6,031	15,836	—	498	6,031	16,334	(2,042)	(16,296)(5)	2014	30
Oakland Plaza	Retail	Troy, MI	5,353	19,381	—	838	5,353	20,219	(2,404)	(18,125)(5)	2014	30
Erieview Tower	Office	Cleveland, OH	17,385	2,183	—	12,832	17,385	15,015	—	(69,402)(2)	2015	30
Raritan Shopping Center	Retail	Raritan, NJ	3,313	20,697	—	166	3,313	20,863	(364)	(29,000)(2)	2016	30
Erieview Galleria	Retail	Cleveland, OH	608	285	—	238	608	523	(59)	(1,590)(2)	2017	30

			$73,002	$156,773	$—	$44,898	$73,002	$201,671	$(28,768)	$(349,769)
(1)	The aggregate cost basis for federal income tax purposes of our investments in real estate approximates the carrying amount at December 31, 2017.
(2)	These encumbrances are held by our consolidated securitizations, RAIT I and RAIT II
(3)	Of these encumbrances, $7,017 is held by third parties and $1,584 is held by RAIT.
(4)	Of these encumbrances, $20,859 is held by third parties and $32,500 is held by RAIT I.
(5)	These encumbrances are held entirely by third parties.

Investments in Real Estate	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Balance, beginning of period	$854,646	$1,145,630
Additions during period:
Acquisitions	1,118	49,734
Improvements to land and building	9,362	22,701
Deductions during period:
Dispositions, impairments and deconsolidation of real estate	(590,454)	(363,419)
Balance, end of period:	$274,672	$854,646

Accumulated Depreciation	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Balance, beginning of period	$138,214	$158,688
Depreciation expense	20,422	36,944
Dispositions and deconsolidation of real estate	(129,868)	(57,418)
Balance, end of period:	$28,768	$138,214

RAIT Financial Trust

Schedule IV

Mortgage Loans on Real Estate

As of December 31, 2017

(Dollars in thousands)

(1) Summary of Commercial Mortgage Loans, Mezzanine Loans and Preferred Equity Interests:

		Interest Rate			Maturity Date		Principal
Description of mortgages	Number of Loans	Lowest		Highest	Earliest	Latest	Lowest	Highest	Carrying Amount of Mortgages (a) (c)
Commercial mortgages
Multi-family	32	5.2%		7.3%	3/1/2018	1/1/2021	$2,977	$30,000	$372,190
Office	25	4.9%		7.2%	1/1/2018	7/1/2022	5,250	32,815	341,990
Retail	29	4.6%		7.5%	1/1/2018	12/1/2025	299	26,000	342,651
Other	9	5.7%		11.5%	1/1/2018	10/1/2020	4,201	63,000	137,185
Subtotal	95						12,727	151,815	1,194,016
Mezzanine Loans
Multi-family	5	6.0%		14.5%	10/1/2020	1/1/2025	496	12,504	18,808
Office	7	5.1%		12.1%	8/1/2018	5/1/2025	554	5,230	26,721
Retail	1	5.0%		5.0%	5/8/2018	5/8/2018	123	123	123
Subtotal	13						1,173	17,857	45,652
Preferred equity interests
Multi-family	6	6.0%		11.0%	4/1/2020	6/1/2027	235	7,948	20,766
Office	9	0.0%	(b)	11.0%	11/11/2018	1/2/2029	750	3,649	12,517
Subtotal	15						985	11,597	33,283

Total commercial mortgages, mezzanine loans and preferred equity interests	123						$14,885	$181,269	$1,272,951
(a)	The tax basis of the commercial mortgage loans, mezzanine loans and preferred equity interests approximates the recorded investment of the loans.
(b)	Relates to a $3.7 million preferred equity interest where there is no contractual interest; however, we receive returns based on the performance of the underlying real estate property.
(c)	Reconciliation of carrying amount of commercial mortgage loans, mezzanine loans and preferred equity interests:

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Balance, beginning of period	$1,294,066	$1,625,838
Additions during period:
Investments in loans	476,723	165,240
Accretion of discount	248	458
Deductions during period:
Collections of principal	(453,768)	(417,735)
Sales of conduit loans	—	(35,177)
Conversion of loans to real estate and charge-offs	(44,318)	(44,558)
Balance, end of period:	$1,272,951	$1,294,066

(2) Summary of Commercial Mortgage Loans, Mezzanine Loans and Preferred Equity Interests by Geographic Location:

		Interest Rate			Principal
Location by State	Number of Loans	Lowest		Highest	Lowest	Highest	Total Carrying Amount of Mortgages
Texas	26	5.2%		14.5%	$235	$27,582	$244,287
California	20	0.0%	(a)	7.1%	3,150	30,650	215,767
Florida	15	4.6%		11.5%	123	32,815	179,702
Pennsylvania	3	5.7%		6.5%	11,040	63,000	86,625
Georgia	4	5.7%		6.6%	4,800	22,054	47,354
Ohio	4	6.3%		6.6%	3,000	20,000	43,730
Nevada	3	6.8%		7.1%	8,400	26,000	43,350
Oklahoma	3	6.2%		10.0%	4,805	30,000	42,665
Virginia	4	4.8%		6.6%	5,600	16,645	38,745
Colorado	3	5.1%		6.6%	806	23,600	35,156
Arizona	5	5.3%		12.1%	2,000	11,750	34,510
Wisconsin	12	6.0%		11.0%	496	13,000	33,343
Alabama	4	5.6%		7.3%	5,830	9,400	31,955
Illinois	2	6.0%		6.8%	10,925	13,000	23,925
Minnesota	2	4.9%		6.3%	19,995	19,995	19,995
North Carolina	1	5.8%		5.8%	18,000	18,000	18,000
Oregon	2	5.8%		5.9%	5,250	10,120	15,370
Washington	1	6.6%		6.6%	11,000	11,000	11,000
Maryland	1	6.6%		6.6%	8,950	8,950	8,950
Connecticut	1	12.0%		12.0%	554	3,978	8,280
Tennessee	1	7.0%		7.0%	7,250	7,250	7,250
Kentucky	1	5.8%		5.8%	6,400	6,400	6,400
New Mexico	1	6.6%		6.6%	4,550	4,550	4,550
Missouri	1	9.0%		9.0%	2,600	2,600	2,600
Indiana	1	10.0%		10.0%	899	899	899
Various	2	4.8%		7.5%	299	23,308	68,543
	$123	0.0%		14.5%	$146,956	$456,546	$1,272,951

(a)	Relates to a $3.7 million preferred equity interest where there is no contractual interest; however, we receive returns based on the performance of the underlying real estate property.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our reports under our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Also, projections of any evaluation of effectiveness of future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may deteriorate.

Under the supervision of our CEO and CFO and with the participation of our disclosure committee, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as a result of a material weakness in our internal control over financial reporting at December 31, 2017, as described below.

Notwithstanding the material weakness discussed below, RAIT’s management, including the CEO and CFO, has concluded that our consolidated financial statements included in this Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. generally accepted accounting principles.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).  Our internal control over financial reporting is a process designed by or under the supervision of, our CEO and CFO to provide reasonable assurance to our management and Board of Trustees regarding the reliability of financial reporting and the preparation of financial statements for external reporting in accordance with U.S. generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.  Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework). As a result of this assessment, management identified the following control deficiencies described below:

RAIT did not conduct an effective continuous risk assessment process and monitoring activities to modify financial reporting processes and related internal controls impacted by changes in the business operations.  As a result, RAIT did not have effective process level controls over the accuracy of data inputs used in the valuation of a financial liability and did not investigate and resolve the difference identified by a reconciliation control related to a financial asset.

These control deficiencies resulted in (1) an immaterial misstatement to a financial asset and the provision for loan losses in previously reported consolidated financial statements that was corrected as an out-of-period adjustment in the consolidated financial statements as of and for the year ended December 31, 2017 as described in Note 2 and (2) an immaterial misstatement to indebtedness, net and the change in fair value of financial instruments which was recorded prior to the issuance of RAIT’s December 31, 2017 consolidated financial statements.  These control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis, and therefore we concluded that the deficiencies represent a material weakness in RAIT’s internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2017.

Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this annual report, has expressed an adverse report on the operating effectiveness of RAIT’s internal control over financial reporting.  KPMG LLP's report appears on page 75 of this annual report on Form 10-K.

Plan for Remediation of Material Weakness that Existed as of December 31, 2017

Management will remediate this material weakness by implementing enhancements to our risk assessment process and monitoring activities to ensure timely identification of changes in the business operations such that necessary changes in financial reporting processes and related internal controls are implemented.

Changes in Internal Control Over Financial Reporting

Except for the identification of the material weakness that existed in prior periods, there were no other changes in our internal control over financial reporting that occurred during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

This disclosure below is intended to satisfy any obligation of ours to provide disclosures pursuant to the following item of Form 8-K: Item 1.01 “Entry into a Material Definitive Agreement.”

Item 1.01 Entry into a Material Definitive Agreement.

On March 12, 2018, RAIT Financial Trust (“RAIT”), RAIT Partnership, L.P. (the “Operating Partnership”), Taberna Realty Finance Trust (“TRFT”), and RAIT Asset Holdings IV, LLC (“RAIT IV” and together with RAIT, the Operating Partnership and TRFT, the “ Issuer Parties”) and ARS VI Investor I, LP, (formerly known as ARS VI Investor I, LLC (the “Investor”) entered into an Extension Agreement (the “Extension Agreement”) relating to the previously disclosed Securities Purchase Agreement (as amended on or prior to the date hereof, the “Purchase Agreement”) dated as of October 1, 2012 between the Issuer Parties and the Investor related to the Investor’s purchase of the Series D preferred shares and further described in this Annual Report on Form 10-K.

By letter dated February 14, 2018 (the “February Letter”) to RAIT, the Operating Partnership and RAIT IV, the Investor described purported breaches of the Securities Purchase Agreement and other documents related to the Series D preferred shares.  The February Letter also stated that, unless the Investor extended or revoked the February Letter, it would become effective at a defined date (the “Effective Date”) as to the Investor’s notice of such breaches, that such breaches constituted both a default event and a mandatory redemption triggering event as defined in the documents related to the Series D preferred shares and the exercise of the Investor’s mandatory redemption right.  RAIT, the Operating Partnership and RAIT IV dispute the existence of any such breaches and the existence of a default event and a mandatory redemption triggering event.  Pursuant to the Extension Agreement, the Effective Date was extended to June 9, 2018 (the “Extended Effective Date Period”) in order to permit the parties additional time to engage in discussions concerning, among other things, the contents of the February Letter and the Redemption Transaction (defined below).  The extension provided by the Extension Agreement is revoked if certain defined events occur, including bankruptcy related events.  The Extension Agreement provides that, during the Extended Effective Date Period, the Investor shall refrain from exercising any of its rights or remedies solely as they relate to any failure by RAIT to maintain the listing or trading of any of RAIT’s securities on the NYSE or other defined trading markets.

During the Extended Effective Date Period, the Issuer Parties have agreed to use reasonable best efforts to sell specified assets of RAIT IV on or prior to July 1, 2018.  The Extension Agreement provides that the net proceeds of any such sales will be used to facilitate RAIT’s redemption of the RAIT IV preferred units and the linked Series D preferred shares, in each case, held by the Investor  (collectively, the “Redemption Transaction”).  A portion of these assets was sold on March 12, 2018 and the resulting expected Redemption Transaction is described under the caption “Item 8.01 Other Events” below.  The Extension Agreement provides that if the remaining specified assets are sold and the net proceeds result in Redemption Transactions reducing the remaining aggregate liquidation preference of the remaining outstanding Series D preferred shares to $12,235,000 (increased by any shortfall in net proceeds if those assets are sold below par), then, among other things, the remaining Series D preferred shares would be converted into a new series of RAIT’s preferred shares on a parity with RAIT’s other outstanding preferred shares and the Investor’s rights under the Securities Purchase Agreement and its related documents would be terminated and/or amended, as applicable.

The above summary of the Extension Agreement does not purport to be complete and is qualified in its entirety by the Extension Agreement attached to this Annual Report on Form 10-K as Exhibit 10.14.5 and incorporated by reference herein.

Andrew M. Silberstein serves as a Trustee on RAIT’s Board of Trustees as the Investor Board Designee (as defined in the Purchase Agreement). Mr. Silberstein is an equity owner of Almanac Realty Investors, LLC (“Almanac”), an officer of the Investor and holds indirect equity interests in the Investor.  As previously disclosed, pursuant to the Purchase Agreement, RAIT sold to the Investor on a private placement basis in four sales between October 2012 and March 2014 for an aggregate purchase price of $100,000,000 the following securities, in the aggregate: (i) 4,000,000 Series D Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share, of RAIT (the “Series D Preferred Shares”), (ii) common share purchase warrants exercisable for RAIT common shares (the “Common Shares”) and (iii) common share appreciation rights with respect to Common Shares. In December 2016, RAIT repurchased and canceled 464,000 Series D Preferred Shares for a purchase price of $11,600,000 and, in June 2017, RAIT repurchased and canceled 402,280 Series D Preferred Shares for a purchase price of $10,057,000, together with any accrued and unpaid dividends to but excluding the date of repurchase held by the Investor (which repurchase included the corresponding repurchase of preferred units in RAIT IV held by the Investor). As of the date hereof, the remaining number of RAIT securities held by the Investor are 3,133,720 Series D Preferred Shares, which represents all of the outstanding Series D Preferred Shares (and a corresponding number of outstanding preferred units of RAIT IV.  For further information about RAIT’s transactions with the Investor and its affiliates, see note 10 and note 15 to the financial statements included in this Annual Report on Form 10-K.

The disclosure below is provided, at our option, regarding events which we deem of importance to our securities holders in accordance with Item 8.01 “Other Events” of Form 8-K.

Item 8.01 Other Events.

As referred to under the caption “Item 1.01 Entry into a Material Definitive Agreement” above, in order to facilitate the Redemption Transaction, pursuant to the Extension Agreement, the Issuer Parties have agreed to use reasonable best efforts to sell specified assets held by RAIT IV on or prior to July 1, 2018. A portion of these assets was sold on March 12, 2018 resulting in net proceeds to RAIT IV totaling $4,863,250.   We expect to use these net proceeds to consummate a Redemption Transaction redeeming 194,530 RAIT IV preferred units and the linked Series D Preferred Shares, in each case, held by the Investor.  After giving effect to this Redemption Transaction, we expect there will be 2,939,190 Series D preferred Shares outstanding.  We cannot assure you that we will be able to sell the other specified assets and otherwise complete the other Redemption Transactions contemplated by the Extension Agreement or that an event terminating the Extended Effective Date Period will not occur.

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

The information required by this item will be set forth in our definitive proxy statement with respect to our 2018 annual meeting of shareholders to be filed on or before April 30, 2018, and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item will be set forth in our definitive proxy statement with respect to our 2018 annual meeting of shareholders, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item will be set forth in our definitive proxy statement with respect to our 2018 annual meeting of shareholders, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Trustee Independence

The information required by this item will be set forth in our definitive proxy statement with respect to our 2018 annual meeting of shareholders, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be set forth in our definitive proxy statement with respect to our 2018 annual meeting of shareholders, and is incorporated herein by reference.

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

The exhibits filed as part of this annual report on Form 10-K are identified below.

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

3.1.15	Amendment dated November 30, 2012 to the Series D Articles Supplementary. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 4, 2012 (File No.1-14760).

3.1.16	Articles Supplementary relating to the Series A Preferred Shares. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on June 13, 2014 (File No. 1-14760).

3.2.1	Amended and Restated Bylaws of RAIT, as adopted on November 16, 2016. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on November 17, 2016 (File No. 1-14760).

3.2.2	First Amendment to the Amended and Restated Bylaws of RAIT. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on June 28, 2017 (File No. 1-14760).

3.2.3	Second Amendment to the Amended and Restated Bylaws of RAIT. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on August 8, 2017 (File No. 1-14760).

4.1.1	Form of Certificate for Common Shares of Beneficial Interest. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on July 1, 2011 (File No. 1-14760).

Exhibit Number	Description of Documents

4.1.2	Form of Certificate for the Series A Preferred Shares. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 22, 2004 (File No. 1-14760).

4.1.3	Form of Certificate for the Series B Preferred Shares. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 1, 2004 (File No. 1-14760).

4.1.4	Form of Certificate for the Series C Preferred Shares. Incorporated by reference to RAIT’s Form 8-A as filed with the SEC on June 29, 2007 (File No. 1-14760).

4.1.5	Form of Certificate for the Series D Preferred Shares. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 23, 2012 (File No. 1-14760).

4.1.6	Form of Certificate for the Series E Preferred Shares. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 23, 2012 (File No. 1-14760).

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

4.5.11	Put Right Notice dated October 10, 2017 from ARS VI Investor I, LP to RAIT Financial Trust. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 17, 2017 (File No. 1-14760).

Exhibit Number	Description of Documents
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

10.2.6

Binding Memorandum of Understanding, dated September 26, 2016, by and between RAIT and Scott F. Schaeffer. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on September 27, 2016 (File No. 1-14760).

10.2.7	Separation Agreement, dated as of December 14, 2016, between RAIT and Scott F. Schaeffer. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 16, 2016 (File No. 1-14760).

10.2.8	Consulting Agreement, dated as of December 14, 2016, between RAIT and Scott F. Schaeffer. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 16, 2016 (File No. 1-14760).

10.3.1	Offer Letter dated February 17, 2017 between RAIT and Paul W. Kopsky, Jr. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on February 21, 2017. (File No. 1-14760).

10.3.2	Employment Agreement dated February 17, 2017 between RAIT and Paul W. Kopsky, Jr. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on February 21, 2017. (File No. 1-14760).

10.3.3

Settlement Agreement and General Release by and between Paul W. Kopsky, Jr. and RAIT dated September 27, 2017. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on September 27, 2017 (File No. 1-14760).

10.4.1	Employment Agreement dated as of January 29, 2014 between RAIT and Scott L.N. Davidson. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on February 4, 2014 (File No. 1-14760).

10.4.2

Binding Memorandum of Understanding, dated September 26, 2016, by and between RAIT and Scott L. N. Davidson.  Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on September 27, 2016 (File No. 1-14760).

10.4.3	Employment Agreement dated November 1, 2016 between RAIT and Scott L. N. Davidson. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on November 7, 2016 (File No. 1-14760).

10.4.4	Separation Agreement dated as of February 27, 2018 between RAIT and Scott L.N. Davidson. Filed herewith.

10.5.1	Employment Agreement dated as of May 22, 2007, by and between RAIT and James J. Sebra. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on May 24, 2007 (File No. 1-14760).

Exhibit Number	Description of Documents
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

10.5.4

Binding Memorandum of Understanding, dated September 26, 2016, by and between RAIT and James J. Sebra.  Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on September 27, 2016 (File No. 1-14760).

10.5.5	Separation Agreement, dated as of December 14, 2016, between RAIT and James J. Sebra. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 16, 2016 (File No. 1-14760).

10.6.1	RAIT Phantom Share Plan (As Amended and Restated, Effective July 20, 2004) (the “PSP”). Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended June 30, 2004 (File No. 1-14760).

10.6.2	RAIT 2008 Incentive Award Plan, as Amended and Restated May 20, 2008 Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on May 27, 2008 (File No. 1-14760).

10.6.3

RAIT 2012 Incentive Award Plan, as Amended and Restated May 22, 2012, (as subsequently amended, the “IAP”). Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on May 25, 2012 (File No. 1-14760).

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

10.6.9

RAIT 2015 Annual Incentive Compensation Plan Form of Target Cash Bonus Award Grant Agreement adopted under the IAP. Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended March 31, 2015 (File No. 1-14760).

10.6.10

RAIT 2015 Long Term Incentive Plan Form of Performance Share Unit Award Grant Agreement adopted under the IAP. Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended March 31, 2015 (File No. 1-14760).

10.6.11

Terms of 2015 Annual Incentive Compensation Plan (the “2015 AICP”) and the 2015 Long Term Incentive Plan (the “2015 LTIP”) and the 2015 awards made thereunder adopted under the IAP.  Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on April 6, 2016 (File No. 1-14760).

10.6.12

Terms of the 2015 AICP and the 2015 LTIP and the 2016 LTIP and the 2016 awards made thereunder adopted under the IAP.  Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on April 28, 2016 (File No. 1-14760).

10.6.13

RAIT 2016 Annual Incentive Compensation Plan Form of Target Cash Bonus Award Grant Agreement adopted under the IAP.  Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended June 30, 2016 (File No. 1-14760).

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

10.6.16

Share Award Grant Agreement dated as of May 23, 2016 from RAIT to Scott L. N. Davidson under the terms of the RAIT 2012 Incentive Award Plan.  Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on May 25, 2016 (File No. 1-14760).

10.6.17

Share Award Grant Agreement, dated December 23, 2016, by and between RAIT and Scott L. N. Davidson.  Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 30, 2016 (File No. 1-14760).

10.6.18

Share Award Grant Agreement, dated December 23, 2016, by and between RAIT and Scott F. Schaeffer.  Incorporated by reference to RAIT’s Form 8-K as filed with the Sec on December 30, 2016 (File No. 1-14760).

10.6.19

Share Award Grant Agreement, dated January 9, 2017, by and between RAIT and Scott L. N. Davidson. Incorporated by reference to RAIT’s Form 10-K for the fiscal year ended December 31, 2016 (File No. 1-14760).

10.6.20

Form of Share Appreciation Rights Award Agreement adopted under the IAP on February 14, 2017. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on February 21, 2017. (File No. 1-14760).

10.6.21

Form of Share Award Grant Agreement for participants other than non-management trustees adopted under the IAP on February 14, 2017. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on February 21, 2017. (File No. 1-14760).

Exhibit Number	Description of Documents
10.6.22	RAIT 2017 Incentive Award Plan, as Amended and Restated June 22, 2017. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on June 28, 2017 (File No. 1-14760).

10.6.23

RAIT 2017 Long Term Incentive Plan Form of Performance Share Unit Award Grant Agreement adopted April 26, 2017 under the IAP. Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended June 30, 2017 as filed with the SEC on August 9, 2017 (File No. 1-14760).

10.6.24

Form of Share Award Grant Agreement for executive officers adopted under the IAP on April 26, 2017. Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended June 30, 2017 as filed with the SEC on August 9, 2017 (File No. 1-14760).

10.6.25

RAIT 2017 Annual Incentive Compensation Plan Form of Target Cash Bonus Award Grant Agreement adopted under the IAP on April 26, 2017. Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended June 30, 2017 as filed with the SEC on August 9, 2017 (File No. 1-14760).

10.6.26

IAP Form of Share Award Grant Agreement for non-management trustees adopted June 28, 2017. Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended June 30, 2017 as filed with the SEC on August 9, 2017 (File No. 1-14760).

10.6.27

IAP Form of Share Award Grant Agreement for Chairman of the Board of Trustees adopted June 28, 2017. Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended June 30, 2017 as filed with the SEC on August 9, 2017 (File No. 1-14760).

10.6.28

IAP Notice of Amendment of Outstanding Grants under the IAP adopted June 28, 2017. Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended June 30, 2017 as filed with the SEC on August 9, 2017 (File No. 1-14760).

10.7.1

Securities and Asset Purchase Agreement among RAIT, Jupiter Communities, LLC, RAIT TRS, LLC, the RAIT selling stockholders named therein, IRT and IROP dated September 27, 2016.  Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on September 27, 2016 (File No. 1-14760).

10.7.2

Shared Services Agreement, dated December 20, 2016, by and among Independence Realty Trust, Inc. and RAIT.  Incorporated by reference to RAIT’s Form 8-K as filed with the Sec on December 20, 2016 (File No. 1-14760).

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

10.9.1

Master Repurchase Agreement (the “Citi MRA”) dated as of October 27, 2011, by and among RAIT CMBS Conduit I, LLC and Citibank, N.A. Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended September 30, 2011 (File No.1-14760).

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

10.9.4

Second Amendment dated as of October 11, 2013 among Citibank, N.A., RAIT CMBS Conduit I, LLC and RAIT to Master Repurchase Agreement dated as of October 27, 2011.  Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 18, 2013. (File No. 1-14760).

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

10.9.8

First Amendment dated December 12, 2014 to the Amended and Restated Guaranty dated as of July 28, 2014 made by RAIT, as guarantor, in favor of Citibank, N.A. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 18, 2014 (File No.1-14760).

10.9.9

First Amendment dated as of September 28, 2015 among RAIT CMBS Conduit I, LLC (“Seller I”) and RAIT CRE Conduit III, LLC (“Seller III”), RAIT (to reaffirm its guaranty of the Citi MRA) and Citibank, N.A. (“Citibank”) to the Amended and Restated Master Repurchase Agreement, dated as of July 28, 2014 among Seller I, Seller III and Citibank. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 2, 2015 (File No. 1-14760).

10.9.10

Second Amendment dated as of July 28, 2016 among RAIT CMBS Conduit I, LLC (“Seller I”) and RAIT CRE Conduit III, LLC (“Seller III”), RAIT (to reaffirm its guaranty of the Citi MRA) and Citibank, N.A. (“Citibank”) to the Amended and Restated Master Repurchase Agreement, dated as of July 28, 2014 among Seller I, Seller III and Citibank.  Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on July 29, 2016 (File No. 1-14760).

10.9.11

Second Amendment dated as of June 29, 2017 to the Amended and Restated Guaranty dated as of July 28, 2014 made by RAIT, as guarantor, in favor of Citibank, N.A., acknowledged and agreed to by RAIT CMBS Conduit I, LLC and RAIT CRE Conduit III, LLC. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on June 30, 2017 (File No. 1-14760).

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

10.10.8

Second Amendment dated December 12, 2014 but effective as of November 19, 2014 to the Guaranty dated as of November 23, 2011, as amended, made by RAIT, as guarantor, in favor of Barclays Bank PLC. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 18, 2014 (File No.1-14760).

10.10.9

Second Omnibus Amendment to Master Repurchase Agreement and Other Transaction Documents dated December 28, 2016 but effective as of November 16, 2016 among RAIT CMBS Conduit II, LLC, as seller, Barclays Bank PLC, as purchaser, and RAIT, as guarantor.  Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 30, 2016 (File No. 1-14760).

10.10.10

Third Amendment to Guaranty dated June 26, 2017 among Barclays Bank PLC, as purchaser, and RAIT, as guarantor.  Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on June 30, 2017 (File No. 1-14760).

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

10.12.1

Master Repurchase Agreement (the “UBS MRA”) dated as of January 24, 2014 among RAIT CRE Conduit II, LLC, as seller, RAIT, as guarantor, and UBS Real Estate Securities Inc., as buyer. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on January 31, 2014 (File No. 1-14760).

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

10.12.5

Amendment No. 3, dated as of September 28, 2015 among RAIT CRE Conduit II, LLC (“Seller II”), RAIT (as guarantor under the UBS MRA ) and UBS Real Estates Securities Inc. (“UBS”) to the Master Repurchase Agreement dated as of January 24, 2014 among Seller II, RAIT and UBS (the “UBS MRA”). Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 2, 2015 (File No. 1-14760).

10.12.6

Amendment No. 4, dated as of November 13, 2015 among RAIT CRE Conduit II, LLC (the “Seller”), RAIT (as guarantor under the UBS MRA) and UBS Real Estates Securities Inc. (“UBS”), as buyer, under the Master Repurchase Agreement dated as of January 24, 2014 among Seller, RAIT and UBS (the “UBS MRA”). Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on November 16, 2015 (File No. 1-14760).

Exhibit Number	Description of Documents

10.12.7

Amendment No. 5 dated as of December 23, 2015 among RAIT CRE Conduit II, LLC (“Seller,” as seller under the UBS MRA ), RAIT, as guarantor under the UBS MRA) and UBS Real Estates Securities Inc. (“UBS,” as buyer under the Master Repurchase Agreement dated as of January 24, 2014 among Seller, RAIT and UBS (the “UBS MRA”). Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 23, 2015 (File No. 1-14760).

10.12.8

Assignment and Amendment No. 6 to Master Repurchase Agreement and Assignment and Amendment No. 4 to Pricing Letter, dated October 20, 2016 among RAIT CRE Conduit II, LLC, as seller, UBS Real Estate Securities Inc., as assignor, UBS AG, as assignee, and RAIT, as guarantor.  Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 24, 2016 (File No. 1-14760).

10.12.9

Assignment and Reaffirmation of Guaranty, dated October 20, 2016 among UBS Real Estate Securities Inc., as assignor, UBS AG, as assignee, and RAIT, as guarantor.  Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 24, 2016 (File No. 1-14760).

10.12.10

Amendment No. 7 to Master Repurchase Agreement dated as of January 19, 2018 among RAIT CRE Conduit II, LLC, as seller, UBS AG, as buyer, and RAIT, as guarantor. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on January 24, 2018 (File No. 1-14760).

10.13.1

Master Repurchase Agreement dated as of December 23, 2014 between Barclays Bank PLC, as purchaser, and RAIT CRE Conduit IV, LLC, as seller. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 30, 2014 (File No. 1-14760).

10.13.2	Guaranty dated as of December 23, 2014, made by RAIT for the benefit of Barclays Bank PLC. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 30, 2014 (File No. 1-14760).

10.13.3

First Amendment to Guaranty dated June 26, 2017 among Barclays Bank PLC, as purchaser, and RAIT, as guarantor. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on June 30, 2017 (File No. 1-14760).

10.13.4

Omnibus Amendment to Master Repurchase Agreement and Other Transaction Documents dated December 28, 2016 but effective as of December 20, 2016 among RAIT CRE Conduit IV, LLC, as seller, Barclays Bank PLC, as purchaser, and RAIT, as guarantor.  Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 30, 2016 (File No. 1-14760).

10.13.5

Second Amendment to Master Repurchase Agreement dated December 18, 2017 among RAIT CRE Conduit IV, LLC , as seller, Barclays Bank PLC, as purchaser, and RAIT, as guarantor. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 20, 2017 (File No. 1-14760).

10.14.1

Securities Purchase Agreement dated as of October 1, 2012 by and among RAIT, RAIT Partnership, L.P., Taberna Realty Finance Trust, RAIT Asset Holdings IV, LLC and ARS VI. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 4, 2012 (File No. 1-14760).

10.14.2

Amendment dated September 30, 2015 effective September 28, 2015 among RAIT, RAIT Partnership, L.P. (the “Operating Partnership”), Taberna Realty Finance Trust (“TRFT”), and RAIT Asset Holdings IV, LLC (“RAIT IV”) and together with RAIT, the Operating Partnership and TRFT, the “Issuer Parties”) and ARS VI Investor I, LP, (formerly known as ARS VI Investor I, LLC (the “Investor”) to the Securities Purchase Agreement dated as of October 1, 2012 by and among the Issuer Parties and the Investor. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 2, 2015 (File No. 1-14760).

10.14.3

Securities Repurchase Agreement dated as of November 23, 2016 by and among ARS VI Investor I, LP, RAIT, RAIT Partnership, L.P., Taberna Realty Finance Trust, and RAIT Asset Holdings IV, LLC.  Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on November 30, 2016 (File No. 1-14760).

10.14.4

Securities Repurchase Agreement dated as of June 22, 2017 by and among ARS VI Investor I, LP, RAIT, RAIT Partnership, L.P. Taberna Realty Finance Trust, and RAIT Asset Holdings IV, LLC. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on June 28, 2017 (File No. 1-14760).

10.14.5	Extension Agreement dated as of March 12, 2018 by and among ARS VI Investor I, LP, RAIT, RAIT Partnership, L.P. Taberna Realty Finance Trust, and RAIT Asset Holdings IV, LLC. Filed herewith.

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

10.18.1

Capital on Demand Sales Agreement dated as of November 21, 2012 between RAIT, RAIT Partnership, L.P. and JonesTrading Institutional Services LLC. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on November 21, 2012. (File No. 1-14760).

10.18.2

Amendment No. 1 dated November 26, 2014 to the Capital on Demand Sales Agreement dated as of November 21, 2012 between RAIT, RAIT Partnership, L.P. and JonesTrading Institutional Services LLC. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on November 26, 2014 (File No. 1-14760).

10.19	Commitment by RAIT effective September 2, 2015. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on September 4, 2015 (File No. 1-14760).

10.20.1	Employment Agreement dated April 21, 2017 between RAIT and John J. Reyle. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on April 21, 2017. (File No. 1-14760).

10.20.2	Letter Agreement dated February 27, 2018 between RAIT and John J. Reyle. Filed herewith.

10.21.1

Employment Agreement dated April 21, 2017 between RAIT and Glenn Riis. Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended March 31, 2017 as filed with the SEC on May 5, 2017. (File No. 1-14760).

Exhibit Number	Description of Documents

10.21.2	Separation Agreement dated as of March 13, 2018 and accepted March 14, 2018 between RAIT and Glenn Riis. Filed herewith.

10.23

Cooperation Agreement dated May 25, 2017 by and among RAIT and Highland Capital Management, L.P. and each of the other persons set forth on the signature page of the Cooperation Agreement.  Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on May 26, 2017 (File No. 1-14760).

10.24	Non-Executive Chairman Agreement dated as of February 27, 2018 between RAIT and Michael J. Malter. Filed herewith.

12.1	Statements regarding computation of ratios as of December 31, 2017. Filed herewith..

21.1	List of Subsidiaries. Filed herewith.

23.1	Consent of KPMG LLP. Filed herewith

31.1	Rule 13a-14(a) Certification by the Chief Executive Officer of RAIT. Filed herewith.

31.2	Rule 13a-14(a) Certification by the Chief Financial Officer of RAIT. Filed herewith.

32.1	Section 1350 Certification by the Chief Executive Officer of RAIT. Filed herewith.

32.2	Section 1350 Certification by the Chief Financial Officer of RAIT. Filed herewith.

99.1	Material U.S. Federal Income Tax Considerations. Filed herewith.

101

Pursuant to Rule 405 of Regulation S-T, the following financial information from RAIT’s Annual Report on Form 10-K for the period ended December 31, 2017 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the three years ended December 31, 2017; (ii) Consolidated Balance Sheets as of December 31, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three years ended December 31, 2017; (iv) Consolidated Statements of Cash Flows for three years ended December 31, 2017; and (v) Notes to Consolidated Financial Statements. Filed herewith.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAIT FINANCIAL TRUST

By:	/s/ JOHN J. REYLE
John J. Reyle Interim Chief Executive Officer, Interim President and General Counsel

March 16, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Capacity With RAIT Financial Trust	Date
By:	/s/ JOHN J. REYLE	Interim Chief Executive Officer, Interim	March 16, 2018
	John J. Reyle	President and General Counsel (Principal Executive Officer)
By:	/s/ ALFRED J. DILMORE	Interim Chief Financial Officer, Interim Treasurer and Chief Accounting Officer	March 16, 2018
	Alfred J. Dilmore	(Principal Financial Officer and Principal Accounting Officer)
By:	/s/ MICHAEL J. MALTER	Trustee and Chairman of the Board	March 16, 2018
Michael J. Malter
By:	/s/ ANDREW BATINOVICH	Trustee	March 16, 2018
Andrew Batinovich
By:	/s/ FRANK A. FARNESI	Trustee	March 16, 2018
Frank A. Farnesi
By:	/s/ S. KRISTIN KIM	Trustee	March 16, 2018
S. Kristin Kim
By:	/s/ JUSTIN P. KLEIN	Trustee	March 16, 2018
Justin P. Klein
By:	/s/ NANCY J. KUENSTNER	Trustee	March 16, 2018
Nancy J. Kuenstner
By:	/s/ JON C. SARKISIAN	Trustee	March 16, 2018
Jon C. Sarkisian
By:	/s/ ANDREW M. SILBERSTEIN	Trustee	March 16, 2018
Andrew M. Silberstein
By:	/s/ MURRAY STEMPEL, III	Trustee	March 16, 2018
Murray Stempel, III
By:	/s/ Thomas D. Wren	Trustee	March 16, 2018
Thomas D. Wren