Form 10-K/A
period 2017-12-31
RAIT Financial Trust
filed 2018-04-30
CIK 1045425

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

As of April 20, 2018, 92,580,726 common shares of beneficial interest, par value $0.03 per share, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 of RAIT Financial Trust (“RAIT”), as originally filed with the Securities and Exchange Commission (“SEC”) on March 16, 2018 (the “Original Form 10-K”). We are filing this Amendment to present the information required by Part III of Form 10-K that was previously omitted from the Original Form 10-K in reliance on General Instruction G.(3) to Form 10-K.

Part IV, Item 15(b) (Exhibits 31.3 and 31.4) have also been amended and restated in their entirety to contain the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Amendment No. 1 as Exhibits 31.3 and 31.4. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. The Exhibit Index has also been amended and restated in its entirety to include the certifications as exhibits and to add a reference to Exhibit 10.22 that was inadvertently omitted from the Original Form 10-K Exhibit List. The Cover Page has been amended to uncheck the box by the line “Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K” due to a delinquent filing made subsequent to the filing of the Original Form 10-K which we are reporting voluntarily in this Amendment and expect to report voluntarily in RAIT’s 2018 Proxy Statement.

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

PART III

ITEM 10.	TRUSTEES, EXECUTIVE OFFICERS AND TRUST GOVERNANCE

Names of Trustees, Principal Occupations and Other Information

Michael J. Malter, age 60, has served as chairman of the Board of Trustees of RAIT (the “Board”) since October 2016 and as a Trustee of RAIT since November 2015. He is a retired investment banker having served in a variety of senior management positions at JPMorgan Chase & Co. (“JPM”), a financial services firm, and its predecessor firms from 1988 until 2005. He retired as the Co-Head of the Global Financial Institutions Group of JPM in 2005. From 2003 to 2005, he was responsible for oversight of JPM’s banking and investment banking activities with banks and other financial institutions; oversaw mergers and acquisitions assignments, strategic advisory work, capital raising, hedging and derivatives assignments and lending; and was a member of the management committee of JPM’s investment banking division. From 2001 to 2003, he was responsible for JPM’s structured finance businesses in North America and the investment grade capital markets and origination business and was a member of the management committee of the North American Credit Markets Division. In the period from 1988 to 2001, he held a series of management positions with JPM’s predecessors responsible for commercial mortgage loan origination, securitization and trading, asset-backed securities and conduit lending. Since approximately 2009, Mr. Malter has served as a director or member of the advisory committee of several investment vehicles (the “Varadero Vehicles”) that use Varadero Capital, L.P., an SEC registered investment adviser, as their respective investment manager.  Several of the Varadero Vehicles use strategies that focus primarily on investing in asset-backed securities, including investment- and non-investment-grade residential and commercial mortgage-backed securities and collateralized debt obligations. Mr. Malter has served as a director of SCGE Management, L.P. (“SCGE”), an SEC registered investment adviser, and SCGE (LTGP), L.P. since October 2017. SCGE is affiliated with private investment funds and other related entities with an investment objective to generate superior long-term capital appreciation investing primarily in the publicly traded equity securities of companies in the technology, media, and telecommunications sectors and also in energy/clean-tech, financial technology, information services, and technology-enabled consumer businesses.

Andrew Batinovich, age 59, has served as a Trustee of RAIT since March 2013. Mr. Batinovich currently serves as President and Chief Executive Officer of Glenborough, LLC, a privately held real estate investment and management company. Mr. Batinovich has served as a Senior Advisor to Almanac Realty Investors, LLC since July 2017. Since August 2013, an affiliate of Glenborough, LLC has served as the advisor of Strategic Realty Trust, Inc., a public non-traded real estate investment trust (“REIT”) that owns retail properties. Mr. Batinovich serves as Chief Executive Officer and a director of Strategic Realty Trust. In 2010, Mr. Batinovich led a private investor group in acquiring Glenborough, LLC and related real estate assets that were originally part of Glenborough Realty Trust, a NYSE listed REIT which was sold to affiliates of Morgan Stanley in 2006. From December 2006 to October 2010, Mr. Batinovich served as President and Chief Executive Officer of Glenborough, LLC, a company formed by an affiliate of Morgan Stanley to acquire Glenborough Realty Trust.  In 1996, Mr. Batinovich co-founded Glenborough Realty Trust and was President and Chief Executive Officer and a director at the time of the sale in 2006. Mr. Batinovich was appointed President of Glenborough Realty Trust in 1997 and Chief Executive Officer in 2003. He also served as Chief Operating Officer and Chief Financial Operator during his tenure at Glenborough Realty Trust. Prior to founding Glenborough Realty Trust, Mr. Batinovich served as Chief Operating Officer and Chief Financial Officer of Glenborough Corporation until 1996 when it was merged into Glenborough Realty Trust. Glenborough Corporation was a private real estate investment and management company. Prior to joining Glenborough Corporation in 1983, Mr. Batinovich was an officer of Security Pacific National Bank. Mr. Batinovich is a director of Sunstone Hotel Investors, Inc., a NYSE listed REIT focused on hotel properties. He also serves as a Trustee of the American University of Paris.

Frank A. Farnesi, age 71, has served as a Trustee of RAIT since December 2006 when he joined the Board in connection with our acquisition of Taberna Realty Finance Trust (“TRFT”), in December 2006 (the “TRFT Acquisition”). He was a member of TRFT’s Board from April 2005 until the TRFT Acquisition in December 2006. He is a retired partner of the international accounting firm of KPMG LLP, where he worked from 1969 to 2001. Before retiring from KPMG, he was the Pennsylvania business unit partner in charge of tax. He also served as national partner in charge of tax compliance and worked with a wide variety of clients in the banking, real estate, technology and private equity fields. He currently serves as the non-executive chairman of the board of directors of Beneficial Bancorp, Inc., a publicly held stock holding company for Beneficial Bank, a Pennsylvania chartered savings bank. Mr. Farnesi is a Board Leadership Fellow of the National Association of Corporate Directors (NACD).

S. Kristin Kim, age 55, has served as a Trustee of RAIT since October 2003. Ms. Kim is the founder of Sansori, which has provided innovative educational programs and offered strategic planning services for social ventures since 2009. Prior to Sansori, Ms. Kim was president of AllLearn, an online education venture among Oxford, Stanford, and Yale Universities from November 2002 until 2006, having joined AllLearn in January 2001 as its general counsel. From 1999 to 2001, Ms. Kim held several senior positions at Harvard University’s John F. Kennedy School of Government, including Director for New Initiatives. From 1989 to 1999, she was an attorney at the law firm of Simpson Thacher & Bartlett.

Justin P. Klein, age 71, has served as a Trustee of RAIT since July 2017.  Mr. Klein is a partner at Ballard Spahr LLP (“Ballard Spahr”), a national law firm with which he has been a partner since 1992.  Mr. Klein is a respected corporate counselor and practitioner in the areas of securities law and corporate governance and also represents parties in regulatory and enforcement proceedings before the SEC, state securities commissions, and securities industry self-regulatory organizations.  Mr. Klein has chaired the Business Law Section of the Philadelphia Bar Association and the National Mediation and Arbitration Committee of the National Association of Securities Dealers, Inc. (now FINRA).   Prior to entering private practice, Mr. Klein held numerous positions at the SEC between 1974 and 1983, ending as Assistant Director of the Division of Corporation Finance.

Nancy Jo Kuenstner, age 64, has served as a Trustee of RAIT since July 2017.  Ms. Kuenstner has been engaged in consulting since 2012, acting as an independent contractor to Cambridge Global Payments and Stifel Nicolaus. She served as President, Chief Executive Officer and Director of The Law Debenture Trust Company of New York from March 2001 to December 2008. She was a Director of CreXus Investment Corp. from September 2009 to May 2013 and has also served as a Director of EOS Preferred Corp from May 2011 to July 2012. Her prior banking and finance experience also includes time at both Citigroup Inc. and JPMorgan & Co., Inc.

 Jon C. Sarkisian, age 56, has served as a Trustee of RAIT since December 2011. Mr. Sarkisian has been an executive vice president of CBRE Group, Inc. (“CBRE”), a publicly traded commercial real estate services firm, since July 2003. Mr. Sarkisian joined CBRE when it acquired Insignia/ESG (“Insignia”) a commercial real estate services firm, in July 2003. Mr. Sarkisian was an executive vice president at Insignia from June 1998 to July 2003. Mr. Sarkisian joined Insignia when it acquired Jackson-Cross Company, (“Jackson-Cross”), a commercial real estate services firm, in June 1998. Mr. Sarkisian was a senior vice president for Jackson-Cross from October 1988 to June 1998.

Andrew M. Silberstein, age 50, has served as a Trustee of RAIT since October 2012 when he was designated by ARS VI Investor I, LP (f/k/a ARS VI Investor I, LLC) (the “Investor”) to serve on our Board as the “Investor Board Designee” pursuant to the securities purchase agreement (the “Purchase Agreement”), dated as of October 1, 2012 among ourselves, designated subsidiaries of ours and the Investor. We refer to the transactions contemplated by the Purchase Agreement as the “Investor Transactions.” The Investor is an affiliate of Almanac Realty Investors, LLC (“Almanac”), a provider of capital to real estate companies. Mr. Silberstein is a partner of Almanac and joined the predecessor to Almanac, Rothschild Realty Managers, as a managing director in 2009. From 2004 to 2008, Mr. Silberstein served as the chief investment officer and chief operating officer for Stoltz Real Estate, a real estate company. Prior to that, Mr. Silberstein worked in real estate investment banking and private equity, first at Bear Stearns & Company from 1994 to 1998 as a vice president and then at Morgan Stanley from 1999 to 2004 as an executive director. Mr. Silberstein serves on boards of the following real estate companies: Claros Mortgage Trust, PREP Property Group, Slate Asset Management, and Westcore Properties.

Murray Stempel, III, age 63, has served as a Trustee of RAIT since December 2006 and served as the Lead Trustee of RAIT from January 2014 to October 2016. Mr. Stempel joined the Board in connection with the TRFT Acquisition. He was a member of TRFT’s Board of Trustees from April 2005 until the TRFT Acquisition in December 2006. Mr. Stempel served as a director of Royal Bancshares of Pennsylvania, Inc. (“Royal Bancshares”), a publicly traded bank holding company, from December 2008 to December 2017, including service as the vice chairman of Royal Bancshares from 2008 through 2012. From 2004 until 2008, he served as executive vice president and chief lending officer at Royal Bank America, a wholly-owned bank subsidiary of Royal Bancshares, responsible for the day-to-day management of the bank. From 2000 to 2004, he was a senior vice president at Royal Bank America.

Thomas D. Wren, age 66, has served as a Trustee of RAIT since February 2017. Mr. Wren was a special advisor at Promontory Financial Group, a bank and financial services consulting firm, from March 2006 to October 2011. Prior to that, Mr. Wren was group head and treasurer of MBNA Corporation (“MBNA”), a publicly-held bank holding company, from July 1995 to January 2006. At MBNA, Mr. Wren was responsible for the daily management of the global money market and fixed income investment portfolios and the wholesale funding programs for the $140.0 billion total managed assets credit card bank. From May 1992 to June 1995, Mr. Wren served as executive vice president-chief investment and funding officer of Shawmut National Corporation, a publicly-held bank holding company. From June 1973 to April 1992, Mr. Wren served in numerous roles at the Office of the Comptroller of the Currency (the “OCC”), a federal banking regulatory agency, ending as manager-large bank supervision in the OCC’s Washington D.C. office. Mr. Wren has served on the governing boards of numerous financial institutions, including service as an independent director of each of ACM Financial Trust, Inc., a privately-held residential mortgage backed securities real estate investment trust (“REIT”), since December 2005, and Hatteras Financial Corp. (“Hatteras”), a publicly-traded mortgage backed securities REIT, from November 2007 until Hatteras was acquired by Annaly Capital Management, Inc. in July 2016.

Our Nominating and Governance Committee (the “Nominating Committee”) has not adopted specific, minimum qualifications or specific qualities or skills that must be met by a Nominating Committee-recommended nominee. Set forth below is a brief discussion of the specific experience, qualifications, attributes or skills that led to the conclusion that each person listed above should serve as a Trustee of RAIT:

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

Mr. Klein has extensive legal experience with respect to corporate and financial matters, governance, securities issues affecting public companies and his understanding of complex transactions and business structures.  The initial appointment of Mr. Klein to the Board in July 2017 satisfied certain obligations of RAIT which end at RAIT’s 2018 Annual Meeting of Shareholders (the “Annual Meeting”) under a previously disclosed Cooperation Agreement (the “Cooperation Agreement”) dated May 25, 2017 with Highland Capital Management, L.P. (“Highland”) and other signatories to the Cooperation Agreement (Highland and such signatories collectively being referred to as the “Highland Group”).

Ms. Kuenstner is an experienced strategic consultant with an extensive banking and finance background and RAIT benefits from her experience serving on public company boards and from her tenure serving as a director at a publicly-traded commercial mortgage REIT. The initial appointment of Ms. Kuenstner to the Board in July 2017 satisfied certain obligations of RAIT which end at the Annual Meeting under the Cooperation Agreement.

Mr. Sarkisian has over 29 years’ experience in commercial real estate and plays a leading role in the Philadelphia region for a major commercial real estate company.

Mr. Silberstein has substantial experience in real estate and finance transactions. Mr. Silberstein was also designated by the Investor to serve on our Board pursuant to the Purchase Agreement.

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

Non-Trustee Executive Officers

Information is set forth below regarding the background of each of our executive officers.  Neither of our executive officers are also Trustees.

Alfred J. Dilmore, age 36, has served as our Interim Chief Financial Officer (“CFO”) and Interim Treasurer since August 2017 and as our Chief Accounting Officer since March 2016.  Mr. Dilmore served as RAIT’s Senior Managing Director-Accounting and Reporting from June 2015 to March 2016. Prior to joining RAIT, Mr. Dilmore was a director of accounting policy at the Federal Home Loan Mortgage Corporation (“Freddie Mac”), a publicly-traded government-sponsored enterprise, from 2010 through June 2015. Prior to that, Mr. Dilmore worked at Deloitte & Touche LLP, a public accounting firm, in advisory and audit roles from 2003 to 2010 serving a variety of large financial institutions.

John J. Reyle, age 39, has served as our Interim Chief Executive Officer (“CEO”) and Interim President since February 2018 and as our General Counsel since February 2017.  Mr. Reyle served as our senior managing director—chief legal officer from January 2015 to February 2017, as our senior vice president-corporate counsel from January 2014 to December 2014, as our vice president—corporate counsel from May 2012 to December 2013 and as our corporate counsel from August 2009 to May 2012. Prior to joining RAIT, Mr. Reyle was an associate in the real estate legal departments of Ledgewood, P.C., a law firm, from October 2005 to February 2009, and Cozen O’Conner, P.C., a law firm, from August 2004 to October 2005. During that time, Mr. Reyle concentrated his practice in the area of commercial real estate representing a variety of clients in connection with real estate-based financing, acquisitions and dispositions of commercial real estate, commercial leasing matters, real estate development and basic corporate transactions related to the foregoing.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our officers, Trustees and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and to furnish RAIT with copies of all such reports.  Based solely on our review of the reports received by us, or representations from certain reporting persons that no Form 5 filings were required for those persons, we believe that during fiscal 2017, no officers, Trustees or beneficial owners failed to file reports of ownership and changes of ownership on a timely basis. As of the date of this Amendment, we believe that all reports of ownership and changes in ownership required to be filed with the SEC relating to transactions in fiscal 2017 have been filed.   In fiscal 2018, our Trustee, Mr. Silberstein, filed one delinquent report on Form 4 on April 13, 2018 with respect to RAIT’s redemption on March 19, 2018 of Series D Preferred Shares described below in Item 13-“Certain Relationships and Related Party Transactions, and Trustee Independence.”

Code of Ethics

We have also adopted a code of business conduct and ethics (the “Code”) for our Trustees, officers and employees intended to satisfy NYSE listing standards and the definition of a “code of ethics” set forth in applicable SEC rules. This Code is available on our website at http://www.rait.com.

Trustee Candidates Recommended by Shareholders

Our Board, through our Nominating Committee, will consider nominees recommended by shareholders. A shareholder wishing to recommend a candidate must submit the following documents to the Secretary, RAIT Financial Trust, Two Logan Square, 100 N. 18th Street, 23rd Floor, Philadelphia, Pennsylvania, 19103:

•	A recommendation that identifies the candidate and provides contact information for that candidate;
•	The written consent of the candidate to serve as a Trustee of RAIT, if elected; and
•

If the candidate is to be evaluated by the Nominating Committee, the Secretary will request from the candidate a detailed resume, an autobiographical statement explaining the candidate’s interest in serving as a Trustee of RAIT, a completed statement regarding conflicts of interest, and a waiver of liability for a background check.

These documents must be received from the candidate before the first day of February preceding the annual meeting of shareholders.

The Nominating Committee evaluates all candidates, regardless of who recommended the candidate, based on the same criteria.

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

The Audit Committee is comprised of Mr. Wren, as Chairman, Ms. Kuenstner and Mr. Stempel. The Board has determined that Mr. Wren, Ms. Kuenstner and Mr. Stempel meet the Independence Standards, including the Independence Standards for Audit Committee members set forth in the listing standards of the NYSE and those set forth in Rule 10A-3(b)(1) of the Exchange Act and that Mr. Wren and Ms. Kuenstner each qualifies as an “audit committee financial expert” as that term is defined in applicable rules and regulations under the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE OFFICER AND TRUSTEE COMPENSATION

Compensation Discussion and Analysis

Executive Summary

The Compensation Discussion and Analysis explains the objectives of our executive compensation programs, outlines the elements of executive officer compensation and describes the factors considered by the compensation committee of the Board (the “Compensation Committee”) in order to determine the amounts of compensation for our Named Executive Officers for 2017 performance.  As described below and in the Annual Report, we are currently undertaking steps intended to increase RAIT’s liquidity and better position RAIT to meet its financial obligations as they come due.

Our Named Executive Officers and their principal offices during 2017 were:

•	Mr. Davidson, our former CEO;
•	Mr. Dilmore, our interim CFO;
•	Mr. Kopsky, our former CFO;
•	Mr. Sebra, our former CFO;
•	Mr. Reyle, our General Counsel during 2017 who became our interim CEO in February 2018; and
•	Mr. Riis, our former Senior Managing Director-Chief Credit Risk Officer (“CCRO”).

In applying our compensation policies to the Named Executive Officers in 2017, the Compensation Committee sought to incentivize executive management’s implementation of RAIT’s strategic directions as they evolved over 2017 as described below.

As discussed in the Annual Report and above, during 2017, RAIT continued to seek to implement a strategic transition to concentrate primarily on its CRE lending business that began in 2016, which we refer to as the CRE strategic transition. In August 2017, the Board formed the Special Committee to explore and evaluate a wide range of possible strategic and financial alternatives for RAIT. On February 20, 2018, RAIT announced that the Special Committee had concluded this review and that the Board had determined that this review did not identify a strategic or financial transaction with another counterparty that was preferable to the steps described below. This review, conducted with the support of financial and legal advisors, evaluated a wide range of potential alternatives which included, but were not limited to, (i) refinements of RAIT’s operations or strategy, (ii) financial transactions, such as a recapitalization or other change to RAIT’s capital structure and (iii) strategic transactions, such as a sale of all or part of RAIT.  The Board, after considering the recommendations and advice of the Special Committee, RAIT’s management and legal and financial advisors, determined that RAIT should take steps to increase RAIT’s liquidity and better position RAIT to meet its financial obligations as they come due. We refer to these steps as the 2018 strategic steps and they include, but are not limited to:

•	The suspension of our lending business along with the implementation of other steps to reduce costs within our other operating businesses;
•	The continuation of the process of selling our owned real estate (“REO”), portfolio while continuing to service and manage our existing CRE loan portfolio; and
•	The engagement of a financial advisor, M-III Advisory Partners, LP (“M3”), to advise and assist RAIT in its ongoing assessment of its financial performance and financial needs.

In April 2017, to incentivize RAIT’s executive officers to continue implementing the CRE strategic transition, the Compensation Committee relied on short-term and long-term incentive compensation plans for RAIT’s executive officers at that time, Messrs. Davidson, Kopsky, Reyle and Riis (the “2017 Eligible Officers”), that (i) provided clear objectives and targets, (ii) improved alignment with measurable company performance and shareholder returns, and (iii) recognized and adjusted for individual contributions to our success. The Compensation Committee approved 2017 award opportunities pursuant to RAIT’s 2015 Annual Incentive Compensation Plan (the “Annual Cash Bonus Plan”) and RAIT’s 2015 Long Term Incentive Plan (the “Long Term Equity Plan”) for the 2017 Eligible Officers. The Compensation Committee had previously adopted the Annual Cash Bonus Plan and the Long Term Equity Plan as sub-plans of the Incentive Award Plan, which was previously approved by the shareholders of RAIT. The terms of the awards (the “2017 Target Cash Bonus Awards”) under the Annual Cash Bonus Plan and the awards (the “2017 Long Term Equity Awards”) under the Long Term Equity Plan are described below.   In addition, in April 2017, the Compensation Committee approved a previously disclosed employment agreement with Mr. Reyle (the “JR Employment Agreement”) and a previously disclosed employment agreement with Mr. Riis (the “GR Employment Agreement”) to incentivize them to remain with RAIT.

RAIT’s executive management team underwent several changes since the beginning of 2017 into 2018 as RAIT transitioned from the CRE strategic transition, RAIT’s evaluation of strategic alternatives and then the implementation of the 2018 strategic steps.   The Compensation Committee approved a series of agreements and compensation in connection with these changes. During 2017, the Compensation Committee addressed the transition of the CFO position from Mr. Sebra to Mr. Kopsky in March 2017 by implementing a previously disclosed memorandum of understanding with Mr. Sebra (the “JS MOU”) and approving a previously disclosed employment agreement with Mr. Kopsky (the “PK Employment Agreement”) and transitioned from Mr. Kopsky to Mr. Dilmore in August 2017 by approving a previously disclosed settlement agreement and general release (the “PK Settlement Agreement”) with Mr. Kopsky in September 2017 and by the Special Committee approving a previously disclosed employment agreement with Mr. Dilmore (the “AD Employment Agreement”) in November 2017.   The AD Employment Agreement was intended to incentivize Mr. Dilmore to remain with RAIT.  After the announcement of the 2018 strategic steps, the Compensation Committee addressed the transition of the CEO position from Mr. Davidson to Mr. Reyle in February 2018 by approving the previously disclosed SD Separation Agreement with Mr. Davidson in February 2018 and by the Special Committee approving a previously disclosed letter agreement with Mr. Reyle (the “JR Letter Agreement”) in February 2018.  In addition, in March 2018, the Special Committee approved the 2018 Incentive Plan, including retention arrangements for, RAIT’s two remaining executive officers, Mr. Reyle, as Interim CEO and Mr. Dilmore, as Interim CFO.   As a result of these changes, Mr. Reyle is the only 2017 Eligible Officer who remains employed by RAIT.  There are two Named Executive Officers who were not 2017 Eligible Officers, Mr. Sebra and Mr. Dilmore.  Mr. Sebra resigned from RAIT as of March 31, 2017 in accordance with the JS MOU to become the fulltime CFO and Treasurer of Independence Realty Trust, Inc. (“IRT”), a former subsidiary of RAIT that internalized its management as part of RAIT’s implementation of its CRE strategic transition. We refer to this transaction, which was completed in December 2016, as the “IRT Internalization.” Mr. Sebra did not participate in the 2017 awards made under the Annual Cash Bonus Plan or Long Term Equity Plan. Mr. Dilmore became an executive officer of RAIT when he was promoted to Interim CFO in August 2017 and did not participate in the 2017 awards made under the Annual Cash Bonus Plan or Long Term Equity Plan.

See “2017 Compensation Decisions” and “2018 Compensation Decisions” below for further description of these incentive plans, the compensation paid thereunder and the other compensation decisions referenced above.

Compensation Committee

The Compensation Committee is appointed by the Board and has direct responsibility for approving the compensation of our chief executive officer, our other executive officers and the non-employee Trustees of RAIT. The Compensation Committee also has direct responsibility for administering our equity-based compensation plans and reviewing any extraordinary compensatory payments to any of our employees. Pursuant to these responsibilities, in 2017, the Compensation Committee reviewed the compensation of six executive officers and grants to officers and other employees of equity compensation under the RAIT Financial Trust incentive award plan in effect at the relevant time (the “Incentive Award Plan”). In addition, in February 2018, the Special Committee was delegated authority to authorize retention arrangements with RAIT’s executive officers and employees in connection with strategic alternatives or any restructuring or similar transaction.

The Compensation Committee enhances the Board’s oversight of risk management by considering the impact of RAIT’s compensation plans, and the incentives created by RAIT’s compensation plans, on RAIT’s risk profile. Our CFO makes an annual presentation to the Compensation Committee regarding compensation risk. For further discussion of the Compensation Committee’s role in RAIT’s risk oversight, see “Implementing Our Objectives-Risk Management and RAIT’s Compensation Policies and Procedures” below.

In 2017, our CEO set the compensation of anyone whose compensation was not set by the Compensation Committee based upon a discussion with the Compensation Committee of the amount of cash and equity awards that would constitute a pool for all employees and, if requested by the Compensation Committee, reported to the Compensation Committee on the basis for any unusually large individual compensation decision. Our CFO included management’s estimate of bonus amounts in budgets for RAIT, and these estimates were reviewed by the CEO. These estimates of bonus amounts were necessary for budget purposes and therefore were established early in the year. In addition, with respect to officers whose compensation is set by the Compensation Committee, the committee determined the size of the bonus pool and the amount of the bonus it intended to give to the CEO in 2017. The CEO suggested bonus amounts to the Compensation Committee at year-end based on amounts then remaining in the bonus pool. Although these suggestions were advisory, they played a significant role in the Compensation Committee’s evaluation of individual performance. The Compensation Committee exercised final authority to determine all compensation decisions for which it was responsible, and was not restricted by these recommendations, estimates and suggestions. In 2017, the CEO and the other executive officers made recommendations to the Compensation Committee regarding the Compensation Committee’s implementation of short-term and long-term incentive compensation plans described below for four of RAIT’s executive officers, including proposing possible performance criteria.

Under its charter, the Compensation Committee has authority to retain compensation consultants, outside counsel, and other advisors that the committee deems appropriate, in its sole discretion, to assist it in discharging its duties, and to approve the terms of retention and fees to be paid to such consultants.

Since December 2014, the Compensation Committee has engaged FPL Associates L.P. (“FPL”), to serve as the Compensation Committee’s independent compensation consultant. FPL was engaged to assist the Compensation Committee to conduct market competitive compensation analysis across RAIT’s executive team in which the selection of peer group companies would be a key determinant, to review the structural design of RAIT’s existing compensation program relative to its peers and the broader public marketplace and recommend modifications and appropriate pay opportunities and mix among compensation elements for 2017.  In connection with the 2018 strategic steps, the Special Committee consulted with M3 regarding retention arrangements for RAIT’s executive officers and employees.

Each year during FPL’s engagement, the Compensation Committee has assessed the independence of FPL pursuant to the factors prescribed by the SEC and the NYSE and set forth in the Compensation Committee’s Charter and concluded that no conflict of interest existed that would prevent FPL from serving as an independent consultant to the Compensation Committee. The Special Committee assessed the independence of M3 pursuant to the factors prescribed by the SEC and the NYSE and concluded that no conflict of interest existed in 2018 that would prevent M3 from serving as an independent consultant to the Special Committee regarding retention compensation matters.

During 2017, the Compensation Committee engaged the law firm of Ballard Spahr to serve as its independent legal counsel. The Compensation Committee has reviewed disclosures provided by Ballard Spahr in 2017 and the factors set forth in NYSE standards for Compensation Committee consultants mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and set forth in the Compensation Committee’s Charter. The Compensation Committee considers the attorneys at Ballard Spahr who currently represent the Compensation Committee to be independent from our management and independent under these standards.

All of the members of the Compensation Committee have been determined by the Board to be independent under our Independence Standards, including applicable NYSE listing standards. The Compensation Committee is comprised of Mr. Sarkisian, as Chairman, Ms. Kuenstner and Mr. Malter.

2017 RAIT Performance

In 2017 and in the period in 2018 prior to the decision by the Board to implement the 2018 strategic steps, we concentrated on implementing the CRE strategic transition which involved focusing on our CRE lending business, opportunistically divesting our legacy REO portfolio and reducing our total expense base, among other things. Key developments in 2017 included the following:

•	Property Sales
o	RAIT sold 18 properties which generated aggregate gross proceeds of $301.7 million.
o	After repayment of debt and closing costs, RAIT received aggregate net proceeds of approximately $24.8 million.

•	Reductions in Compensation & General and Administrative Expenses, (“G&A Expenses”)
o	RAIT’s compensation and G&A Expenses were $25.2 million for the year ended December 31, 2017 as compared to $31.7 million for the year ended December 31, 2016.

•	Debt and Other Obligation Reductions
o	RAIT’s indebtedness, based on principal amount, declined by $368.3 million, or 20.6%, during the year ended December 31, 2017.
o	Total recourse debt, excluding RAIT’s secured warehouse facilities, declined by $69.4 million, or 19.2% during the year ended December 31, 2017.
o

RAIT paid $20.5 million to satisfy obligations related to common share purchase warrants (the “Investor Warrants”), and common share appreciation rights (the “Investor SARs”), issued by RAIT in 2012 to the Investor pursuant to the exercise of a put right by that Investor.

During 2017, we generated GAAP net (loss) allocable to Common Shares of $(184.7) million, or $(2.02) per Common Share-diluted, as compared to $(9.8) million, or $(0.11) per Common Share-diluted, during 2016. During 2017, our cash available for distribution (“CAD”) was $(2.6) million, or $(0.03) per Common Share, as compared to $40.6 million, or $0.45 per Common Share for 2016.  CAD is a non-GAAP financial measure that we used in setting incentive compensation targets for the 2017 Eligible Officers.  For management’s definitions and discussion of the usefulness of CAD to investors and management and a reconciliation of our reported net income (loss) to our CAD, see “Non-GAAP Financial Measures” in our Annual Report.

Objectives of Our Compensation Policies

Our compensation policies for our Named Executive Officers have the following objectives:

We seek to appropriately incentivize RAIT’s executive team and assure a smooth transition from RAIT’s former executives as RAIT’s leadership changes to encourage successful implementation of RAIT’s strategies as these strategies have evolved over time. As discussed above in “Executive Summary,” the Compensation Committee needed to address the transition of RAIT’s executive management team throughout the year by modifying compensation arrangements to respond to changing circumstances and strategies.

We seek to attract and retain key executives by motivating them to achieve superior performance and rewarding them for that performance. Key elements of compensation may include one or more of the following:

•	a base salary that is determined in part by the named executive’s history of performance and prior compensation;
•

quantitative criteria-based bonus programs, discretionary bonuses, other forms of cash awards or some combination of these alternatives, that would be based on the Compensation Committee’s and the Special Committee’s assessment of the named executive’s duties and performance within the context of the performance of RAIT or some designated portion of RAIT and whether quantitative criteria can be set that relate to the executive’s duties and performance and the performance of RAIT or some designated portion of RAIT; and

•

In 2017, RAIT used equity-based compensation in amounts that were based on the executive’s role and strategic impact with respect to long term objectives, the value of which is contingent upon the performance of RAIT’s Common Share price, and subject to vesting schedules that require continued service with RAIT. Subsequent to the implementation of the 2018 strategic steps, RAIT’s retention arrangements with executive officers have not relied on equity-based compensation due to the low trading price of our Common Shares.  The illustrations below show the mix of compensation which was provided to our 2017 Eligible Officers in early 2017 to incentivize them to implement the CRE strategic transition, in which a substantial portion is at-risk in the form of incentive pay and/or tied to shareholder interests.

As discussed above, Mr. Sebra’s compensation was set by the JS MOU and was comprised of 47% base salary and 53% bonus.  Mr. Dilmore’s 2017 compensation was comprised of 11% equity compensation (based on grant date fair value), 44% base salary and 45% bonus.

In 2017, we sought to align the interests of our 2017 Eligible Officers and Mr. Dilmore with our stakeholders through long-term incentives in the form of equity-based compensation. The Compensation Committee believed equity-based compensation was important to align the interests of our 2017 Eligible Officers and Mr. Dilmore with our stakeholders as RAIT planned to implement the CRE strategic transition. The Compensation Committee accordingly made the 2017 Long Term Equity Awards to the 2017 Eligible Officers and awards of share appreciation rights (“SARs”) and restricted Common Shares to Mr. Dilmore as described below.

The Elements of Our Compensation

The 2017 Eligible Officers’ and Mr. Dilmore’s compensation in 2017 consisted of three principal components:

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

Annual Cash Bonus

•Target cash incentive opportunity (set as a percentage of base salary) that encourages executives to achieve annual RAIT financial goals

•Assists in retaining, attracting and motivating employees in the short-term

Cash

•75% of funding for performance year 2017 tied to the performance measures of CAD per share, property sales, G&A management, recourse debt and preferred reduction, and equity raises

•25% based on individual performance

•Additional discretionary bonuses are permitted

•Mr. Dilmore received only a discretionary bonus in 2017

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

•Maintains shareholder-management alignment

•Easy to understand and track performance

•Limits dilution to existing shareholders relative to utilizing options or stock appreciation rights

Long-Term Equity

•25% for Mr. Davidson and 35% for Messrs. Kopsky, Reyle and Riis, of 2017 annual long-term incentive award

•Provides upside incentive in up market, with some down market protection

•Vest in four annual increments

Long-Term Incentives Program: PSUs		Long-Term Equity

•75% for Mr. Davidson and 65% for Messrs. Kopsky, Reyle and Riis, of 2017 annual long-term incentive award

•Three-year performance period in which the 2017-2019 awards were entirely based on future total shareholder return requirements

•Provides some upside in up- or down-market based on balance of absolute and relative performance

•Mr. Dilmore received only Restricted Shares and SARs in 2017

Other Compensation

RAIT provided certain other limited forms of compensation and benefits to the Named Executive Officers, including limited perquisites and 401(k) matching contributions, as discussed below. The Compensation Committee has reviewed these other components of compensation in relation to the total compensation of the 2017 Eligible Officers and determined that they are reasonable and appropriate.

Perquisites. During 2017, RAIT reimbursed Mr. Kopsky $44,000 for travel expenses between his residence in Missouri and RAIT’s headquarters in Philadelphia and for his hotel expenses when he stayed in Philadelphia. None of our other Named Executive Officers received perquisites equal to or greater than $10,000 in 2017. In general, we do not emphasize perquisites as part of the compensation packages we offer and seek to emphasize other elements.

401(k) Plan. The RAIT 401(k) plan offers eligible employees the opportunity, on the same terms and conditions, to make long-term investments on a regular basis through salary contributions, which are supplemented by our matching cash contributions and potential profit sharing payments. RAIT currently provides a cash match equal to each employee’s contributions to the extent the contributions do not exceed

4% of the employee’s compensation and may provide an additional cash match of 2% of eligible compensation as discretionary cash profit sharing payments. No discretionary profit sharing payments were made in 2017. Any matching contribution made by RAIT pursuant to the RAIT 401(k) plan vests immediately. All of the Named Executive Officers participated in the RAIT Financial Trust 401(k) Plan in 2017 while they were employed by RAIT. RAIT contributed employer matches on behalf of the Named Executive Officers as set forth in footnote 4 in the Summary Compensation Table.

Post-Termination Compensation. We have employment agreements or other severance arrangements with our Named Executive Officers. Each of our agreements with 2017 Eligible Officers provides for payments and other benefits if the executive’s employment terminates under specified circumstances. See “Executive Compensation—Potential Payments on Termination or Change in Control” for a description of these severance benefits with the Named Executive Officers.  The Compensation Committee and Special Committee believe generally that these severance and change in control arrangements can be an important part of overall compensation for RAIT’s executive officers because they help to secure the continued employment and dedication of these executive officers, notwithstanding any concern that they might have regarding their own continued employment in general and prior to or following a change in control. In 2017 and 2018, as described above, the Compensation Committee or the Special Committee approved the SD Separation Agreement, the AD Employment Agreement, the PK Settlement Agreement, the JR Employment Agreement, the JR Letter Agreement, the GR Employment Agreement and the GR Separation Agreement and implemented the JS MOU to address the transition of RAIT’s executive management team.

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

Hedging/Pledging Policies.   We maintain policies contained in our insider trading policy prohibiting speculative transactions in RAIT securities such as short sales, transactions in puts, calls or other derivative securities on an exchange or in any other organized market, certain forms of hedging or monetization transactions and restrictions on the use of margin accounts and pledges.

2017 Compensation Decisions

See discussion above under “Executive Summary” for a description of changes in our executive management team that required the Compensation Committee and the Special Committee to make compensation decisions relating to payments to departing executive officers and compensation related to retaining and promoting RAIT’s remaining executive officers.  These payments and retention arrangements are the primary factors related to increasing or decreasing compensation for those executive officers who show more than one year in the “Summary Compensation Table” below.

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

This determination is not formulaic and is not based on specific RAIT or individual performance targets objectives, but rather is subjective and made in light of our compensation philosophy and objectives described above.  Mr. Davidson’s, Mr. Kopsky’s, Mr. Sebra’s and Mr. Riis’s base salaries remained the same during 2017 for the period they remained employed by RAIT.  Mr. Dilmore’s base salary increased during 2017 in connection with his promotion to Interim CFO.  Mr. Reyle’s base salary remained the same during 2017.

Annual Incentives and Long-Term Incentives

2017 Incentive Awards

As described above, effective April 26, 2017, the Compensation Committee approved 2017 award opportunities pursuant to the Annual Cash Bonus Plan and the Long Term Equity Plan for the 2017 Eligible Officers. The terms of the 2017 Target Cash Bonus Awards under the Annual Cash Bonus Plan and the 2017 Long Term Equity Awards under the Long Term Equity Plan are described below. Mr. Kopsky’s 2017 award opportunities pursuant to the Annual Cash Bonus Plan and the Long Term Equity Plan were superseded and replaced by amounts paid under the PK Settlement Agreement approved by the Compensation Committee.

2017 Target Cash Bonus Awards

•	The 2017 Target Cash Bonus Awards were composed of two components, as described below.

o

“Quantitative Bonus Award” — the Quantitative Bonus Award component of the 2017 Target Cash Bonus Award that may be earned by each 2017 Eligible Officer was equal to 75% of the 2017 Target Cash Bonus Award for each participant, to be determined by RAIT’s performance relative to specified objective performance criteria established by the Compensation Committee as described below. The actual Quantitative Bonus Award earned by a participant could range from 0% and 200% of target based on actual performance for the year.

o

“Qualitative Bonus Award” – the Qualitative Bonus Award component of the 2017 Target Cash Bonus Award that may be earned by each 2017 Eligible Officer was equal to 25% of the 2017 Target Cash Bonus Award for each participant, to be determined based on the Compensation Committee’s subjective evaluation of such participant’s performance relative to specified individual and/or collaborative criteria established by the Compensation Committee for each 2017 Eligible Officer, as described below. The actual Qualitative Bonus Award earned by a participant could range from 0% and 200% of target based on actual performance for the year.

2017 Target Cash Bonus Award Levels

The 2017 Target Cash Bonus Award levels set by the Compensation Committee for each of RAIT’s 2017 Eligible Officers based on 2017 performance were as follows:

2017 Eligible Officer	2017 Quantitative Bonus Target	2017 Qualitative Bonus Target	Total 2017 Target Cash Bonus Award
Scott L. N. Davidson,	$900,000	$300,000	$1,200,000
Former CEO
Paul Kopsky	$337,500	$112,500	$450,000
Former CFO
John J. Reyle	$225,000	$75,000	$300,000
General Counsel during 2017 and current Interim CEO
Glenn Riis	$300,000	$100,000	$400,000
Former CCRO

2017 Quantitative Bonus Award Criteria

The Compensation Committee established the following objective performance metrics to be utilized in determining the payout with respect to the Quantitative Bonus Award portion of the 2017 Target Cash Bonus Award weighted based on all of these performance measurements for Mr. Davidson and Mr. Kopsky and all of these performance measurements except Equity Raises for Mr. Reyle and Mr. Riis:

•	Cash Available for Distribution (“CAD”) per share for 2017.
•	Property Sales means the sale during 2017 of RAIT’s investments in real estate identified as “held for disposition” at December 31, 2016 with an aggregate gross cost measured at December 31, 2016.
•

G&A Management means that RAIT’s general and administrative expenses for 2017 do not exceed a specified amount.  The calculation of G&A Expenses will assume compensation expenses relating to the 2017 Target Cash Bonus Awards and 2017 Long Term Equity Awards will not exceed Target levels.

•	Debt & Preferred Reduction means an amount by which the sum of the following are reduced during 2017:
o

the aggregate outstanding amount of the RAIT’s recourse indebtedness, based on principal amount, excluding the CMBS Facilities (as defined in the Original Annual Report) or similar facilities identified in the Annual Report; and

o	the aggregate outstanding liquidation preference of any series of RAIT preferred shares.
•	Equity Raises means the aggregate amount of proceeds RAIT receives from sales of its Common Shares for cash, after underwriting discounts and commissions and before expenses.

All of these criteria were to be calculated in a manner consistent with the manner used by RAIT in its public reporting, subject to the adjustments noted above, provided that the Compensation Committee will retain discretion to adjust the calculation of these metrics, to pay additional discretionary amounts, or to reduce amounts derived from such calculations if the Compensation Committee believes that such adjustment, payment or reduction would enhance incentivizing or rewarding actions in the best interests of RAIT’s shareholders or provide a disincentive to actions not in the best interests of RAIT’s shareholders, as appropriate.

These criteria were chosen because they were expected to incentivize the implementation of RAIT’s strategies. RAIT historically reported CAD because we believed CAD provided investors and management with a meaningful indicator of operating performance. Management also used CAD, among other measures, to evaluate profitability and the Board considered CAD in determining our quarterly cash distributions. We also believed that CAD was useful to investors because it adjusted for a variety of noncash items. In implementing the 2018 strategic steps, we believe CAD has become less useful to our investors and plan to discontinue reporting CAD in 2018.  The other criteria were all important milestones intended to accomplish RAIT’s strategic plans at the time these metrics were established.

2017 Qualitative Bonus Award Criteria

The Qualitative Bonus Award portion of each 2017 Eligible Officer’s 2017 Target Cash Bonus, which is the remaining 25% of the overall target cash bonus, is based on the Compensation Committee’s subjective evaluation of each 2017 Eligible Officer’s performance in 2017.

The actual 2017 Target Cash Bonus Award payment realized by a 2017 Eligible Officer for 2017 with respect to each applicable metric depends on RAIT’s achievement of at least a “Threshold” level of performance established by the Compensation Committee with respect to that metric. There will be no 2017 Target Cash Bonus Award payable for that metric in the event RAIT achieves less than the Threshold level for the applicable annual performance period.  RAIT’s achievement of the Threshold, Target, Superior or Maximum level for a designated metric will result in a payout set forth below opposite such level.  If the calculated percentage is between Threshold and Target, Target and Superior or Superior and Maximum for an annual performance period, then the earned percentage will be prorated.

Level	Resulting Cash Payout
Threshold	50%
Target	100%
Superior	150%
Maximum	200%

The portion of the Total 2017 Target Cash Bonus Award allocated to each of the Quantitative Metrics and the Qualitative Metric for the 2017 Target Cash Bonus Award are as follows:

Metric	Messrs. Davidson and Kopsky Weighting	Messrs. Reyle and Riis Weighting
CAD per share	10%	10%
Property Sales	20%	25%
G&A Management	15%	20%
Debt Reductions	15%	20%
Equity Raises	15%	Not Applicable
Qualitative	25%	25%

2017 Target Cash Bonus Award Payments

•

All 2017 Target Cash Bonus Award payments were to be made in the year following the completion of the annual performance period to which the 2017 Target Cash Bonus Award payment relates. The actual payment to each 2017 Eligible Officer was to be made as soon as practical after final certification of the underlying performance results and approval of such payment by the Compensation Committee; provided, however, that, in order to comply with certain rules concerning the regulation of deferred compensation under the IRC, in no event was any such payment to be made later than March 15 of such year.

•

Should a 2017 Eligible Officer terminate employment with RAIT prior to the conclusion of the applicable performance period, their 2017 Target Cash Bonus Award payment was to be determined by the terms of such 2017 Eligible Officer’s employment agreement. These employment agreements generally provide that if defined conditions are met, in the event of the 2017 Eligible Officer’s death, disability, termination without cause, resignation for good reason or, under the SD Employment Agreement, a change of control followed by termination in defined circumstances, the 2017 Eligible Officer would receive a lump sum cash payment equal to a pro rata portion of such 2017 Eligible Officer’s target annual cash bonus for and applicable to the fiscal year of his termination.  See “Executive Compensation—Narrative to Summary Compensation Table and Plan-Based Awards Table—Employment Agreements” and “Executive Compensation—Potential Payments on Termination or Change in Control.”

2017 Target Cash Bonus Awards Payments and Performance Metrics and Discretionary Bonus

In March 2018, the Compensation Committee certified payments under the 2017 Target Cash Bonus Awards to each of the 2017 Eligible Officers.  The calculation of each of these payments related to the objective performance metrics utilized with respect to the Quantitative Bonus Award portion of each 2017 Target Cash Bonus Award is set forth under the caption “Quantitative Bonus Award Calculation” below. Many of the changes in RAIT’s business strategies since the beginning of 2017 were not contemplated at the time the Compensation Committee set the quantitative metrics for the 2017 Target Cash Bonus Awards and the Compensation Committee felt those metrics did not sufficiently reflect all of the contributions made to RAIT by Mr. Reyle as those strategies evolved, so in order to adequately reward him for his 2017 performance, the Compensation Committee approved an additional discretionary bonus for Mr. Reyle.

The threshold, target, superior and maximum values, the actual performance and the resulting payout percentage for each performance metric for the quantitative bonus award portion of the 2017 Target Cash Bonus Awards were as follows:

(in 000s, except per share)	Threshold	Target	Superior	Maximum	Actual	Payout %
Payout percentage	50%	100%	150%	200%
CAD per share	$0.05	$0.09	$0.13	$0.17	$(0.03)	0%
Property Sales (1)	$490,000	$540,000	$590,000	$640,000	$496,228	56%
G&A Management (2)	$26,000	$25,000	$24,000	$23,000	$24,980	101%
Debt Reductions (3)	$40,000	$60,000	$80,000	$100,000	$89,871	174%
Equity Raises	$50,000	$100,000	$150,000	$200,000	$-	0%
(1)	Includes all property dispositions that occurred during 2017.
(2)	Actual G&A as reported in our Annual Report has been reduced by $262 for this purpose related to one-time items associated with our reporting process during the second quarter of 2017.
(3)	Includes $20,500 paid to satisfy obligation related to the Investor Warrants and Investor SARs issued by RAIT in 2012 to the Investor pursuant to the exercise of a put right by that Investor.

The Compensation Committee set the qualitative bonus earned under the 2017 Target Cash Awards at the payout percentages set forth below for each of Messrs. Davidson, Reyle and Riis.   In determining the appropriate level of the qualitative bonuses, the Compensation Committee used its discretion to identify and analyze the factors to consider.  As described above, the Compensation Committee also exercised its discretion to make a separate discretionary award to Mr. Reyle. As noted above, Mr. Kopsky’s 2017 Target Cash Bonus Award was replaced and superseded by amounts paid under the PK Settlement Agreement.

As a result, the 2017 Target Cash Bonus Award for each of the 2017 Eligible Officers, were as follows:

	Target Bonus	Payout %	Bonus
Scott L.N. Davidson
CAD per share	$120,000	0%	$-
Property Sales (1)	240,000	56%	133,920
G&A Management (2)	180,000	101%	180,900
Debt Reductions (3)	180,000	174%	312,300
Equity Raises	180,000	0%	-
Qualitative	300,000	31%	92,880
Total	$1,200,000		$720,000

John J. Reyle
CAD per share	$30,000	0%	$-
Property Sales (1)	75,000	56%	41,850
G&A Management (2)	60,000	101%	60,300
Debt Reductions (3)	60,000	174%	104,100
Qualitative	75,000	200%	150,000
Discretionary bonus			93,750
Total	$300,000		$450,000

Glenn Riis
CAD per share	$40,000	0%	$-
Property Sales (1)	100,000	56%	55,800
G&A Management (2)	80,000	101%	80,400
Debt Reductions (3)	80,000	174%	138,800
Qualitative	100,000	0%	-
Total	$400,000		$275,000
(1)	Includes all property dispositions that occurred during 2017.
(2)	Actual G&A as reported in our Annual Report has been reduced by $262 for this purpose related to one-time items associated with our reporting process during the second quarter of 2017.
(3)	Includes $20,500 paid to satisfy obligation related to the Investor Warrants and Investor SARs, issued by RAIT in 2012 to the Investor pursuant to the exercise of a put right by that Investor.

Quantitative Bonus Award Calculation

Below are the 2017 performance metrics used in determining the Quantitative Bonus Award portion of the 2017 Target Cash Bonus Awards. All amounts in thousands, except per share and square feet/units/acres information.

Cash Available for Distribution, CAD
	For the Year Ended December 31, 2017
	Amount	Per Share (1)
CASH AVAILABLE FOR DISTRIBUTION (CAD):
Net income (loss) allocable to common shares	$(184,695)	$(2.02)
Adjustments:
Depreciation and amortization expense	28,173	0.31
Change in fair value of financial instruments	(13,422)	(0.15)
(Gains) losses on assets	(23,439)	(0.26)
(Gains) losses on deconsolidation of properties	(5,855)	(0.06)
(Gains) losses on extinguishment of debt	(488)	(0.01)
Deferred income tax (benefit) provision	(577)	(0.01)
Straight-line rental adjustments	(449)	-
Share-based compensation	2,611	0.03
Acquisition and integration expenses	455	-
Origination fees and other deferred items	32,559	0.35
Provision for losses	45,614	0.50
IRT internalization and management transition expenses	736	0.01
Shareholder activism expenses	2,464	0.03
Employee separation expenses	575	0.01
Asset impairment	102,490	1.12
Goodwill impairment	8,342	0.09
Net expenses associated with deconsolidated properties	2,329	0.03
Cash Available for Distribution	$(2,577)	$(0.03)
(1)	Based on 91,479,533 of weighted-average shares outstanding for the year ended December 31, 2017.

Property Sales

	City & State	Square Feet / Units/Acres	Month Sold / Disposed / Acquired	Transaction	Gross Cost at December 31, 2016
SALES:
Office:
Executive Center	Milwaukee, WI	102,017	March	Sale	11,955
Tiffany Square	Colorado Springs, CO	184,219	March	Sale	14,599
100 East Lancaster Avenue	Downingtown, PA	37,963	April	Sale	5,287
UBS Tower	St. Paul, MN	228,882	May	Sale	16,830
Rutherford	Woodlawn, MD	85,806	September	Sale	7,713
McDowell	Scottsdale, AZ	255,573	October	Sale	74,727
Four Resource Square	Charlotte, NC	151,916	December	Sale	21,856
Reuss	Milwaukee, WI	578,104	December	Sale	64,000
Total Office		1,624,480			216,967

Multifamily:
Tuscany Bay	Orlando, FL	396	January	Sale	37,699
Oyster Point	Newport News, VA	278	March	Sale	16,649
Emerald Bay	Las Vegas, NV	337	March	Sale	29,904
South Terrace	Durham, NC	328	June	Sale	38,137
Trails at Northpoint	Jackson, MS	144	July	Sale	7,855
Total Multifamily		1,483			130,244

Retail:
South Plaza (Parcel Sale)	Nashville, TN	284,697	May	Parcel Sale	11,000
South Plaza	Nashville, TN	-	September	Parcel Sale	12,397
May's Crossing	Round Rock, TX	64,084	November	Sale	8,506
Total Retail		284,697			31,903

Land:
Treasure Island & Sunny Shores	Daytona Beach, FL	3.5	October	Sale	14,233
MGS Gift Shop	Daytona Beach, FL	1.0	March	Sale	425
Total Land		4.5			14,658

Total Sales:					$393,772

OTHER DISPOSITIONS:
Industrial
East Glendale	Sparks, NV	31,976	February	Deconsolidation	1,121
Rex Boulevard	Auburn Hills, MI	151,200	February	Deconsolidation	7,464
Adams Aircraft	Englewood, CO	48,490	March	Deconsolidation	4,731
Perry Avenue	Attleboro, MA	456,000	March	Deconsolidation	26,573
Interstate Drive	West Springfield, MA	143,025	March	Deconsolidation	5,162
South Midco	Marysville, OH	130,044	August	Deconsolidation	3,696
Fondorf Drive	Columbus, OH	151,685	August	Deconsolidation	5,397
Kirby Circle	Palm Bay, FL	231,313	September	Deconsolidation	16,846
Lake Avenue	Fort Wayne, IN	25,200	September	Deconsolidation	3,011
Moreau Court	South Bend, IN	82,396	September	Deconsolidation	6,022
Hunt Valley Circle	New Kensington, PA	198,000	November	Deconsolidation	9,613
Square Drive	Marysville, OH	130,044	November	Deconsolidation	5,203
Total Industrial		1,779,373			94,839

Office:
Gettysburg Pike 6930	Fort Wayne, IN	161,000	September	Deconsolidation	5,308
Gettysburg Pike 6932	Fort Wayne, IN	63,804	September	Deconsolidation	2,309
Total Office		224,804			7,617

Total Other Dispositions:					$102,456

Total Sales and Other Dispositions					$496,228

G&A Management

Compensation and G&A Expenses, as reported	$25,242
Less: One time items (1)	(262)
Compensation and G&A Expenses, as adjusted	$24,980

(1)	Represents one-time items associated with our reporting processes in the second quarter of 2017 including professional fees and other consulting fees.

Debt Reductions

Description	Unpaid Principal Balance		Reduction
	12/31/2016	12/31/2017
Recourse indebtedness, excluding secured warehouse facilities:
7.0% convertible senior notes	$871	$871	$—
4.0% convertible senior notes	126,098	110,513	(15,585)
7.625% senior notes	57,287	56,324	(963)
7.125% senior notes	70,731	68,408	(2,323)
Senior secured notes	62,000	11,500	(50,500)
Junior subordinated notes, at fair value	18,671	18,671	—
Junior subordinated notes, at amortized cost	25,100	25,100	—
Total recourse indebtedness, excluding secured warehouse facilities	360,758	291,387	(69,371)

Other:
Obligation related to common share purchase warrants and common share appreciation rights held by Investor	20,500	—	(20,500)
Total	$381,258	$291,387	$(89,871)

Long Term Equity Awards

The 2017 Long Term Equity Awards for the 2017 Eligible Officers consist of the following two components:

•

“2017 Performance Share Unit Awards” — 75% of the target value of each 2017 Eligible Officer’s annual 2017 Long Term Equity Award consists of Performance Share Unit Awards (the “2017 PSUs”) authorized by the Compensation Committee under the Long Term Equity Plan adopted pursuant to the Incentive Award Plan, with the number of RAIT Common Shares of beneficial interest (“Common Shares”) issued or their equivalent value in cash paid, at the Compensation Committee’s option, at the conclusion of the relevant performance period. The number of 2017 PSUs earned is determined 100% by RAIT’s performance for the three-year period commencing January 1, 2017 and ending December 31, 2019 relative to two long term performance metrics established by the Compensation Committee, as described in greater detail below. The Compensation Committee did not allocate any portion of the 2017 PSUs to subjective factors.

The actual number of 2017 PSUs earned by a participant may range from 0% to 150% of target based on actual performance for the performance period. The performance based awards vest 50% at December 31, 2019 based on performance for 2017-2019, and the 50% balance, consisting of the same number of shares that were awarded at December 31, 2019, become time vesting and vest one year thereafter, subject to forfeiture in such year only in the event RAIT has terminated the 2017 Eligible Officer’s employment for cause or the 2017 Eligible Officer has resigned without good reason as determined, in each situation, under such 2017 Eligible Officer’s employment agreement. The Compensation Committee currently intends to redeem any vested 2017 PSUs with Common Shares, subject to the availability of Common Shares under the Incentive Award Plan at the time of vesting.

•

“Annual Restricted Share Awards” – 25% of the target value of each 2017 Eligible Officer’s 2017 Long Term Equity Awards consists of a grant of time-vesting Restricted Shares determined by dividing the dollar value of that portion of the annual 2017 Long Term Equity Award allocated to such Restricted Shares by the closing price of a Common Share on the New York Stock Exchange on the date of grant.

Structure of 2017 PSUs

•

The number of 2017 PSUs was determined by dividing the maximum dollar value of that portion of the annual 2017 Long Term Equity Award allocated to such 2017 PSUs by the closing price of a Common Share on the New York Stock Exchange on the date of grant.

•

The number of Common Shares issued, or their equivalent value in cash paid, at the Compensation Committee’s option, to a 2017 Eligible Officer upon the maturity of a Performance Share Unit Award at the end of the relevant performance period will depend on RAIT’s achievement of at least a “Threshold” level of two metrics: (1) total shareholder return (“TSR”) as compared to the TSR for the FTSE NAREIT Mortgage REIT Index (the “NAREIT Mortgage Index”), and (2) TSR for holders of Common Shares on an absolute basis.

The “Threshold,” “Target,” and “Maximum” benchmarks to be established for the TSR achieved by RAIT over each relevant three-year performance period in comparison to the performance metrics listed below and the resulting impact on the number of shares earned by each 2017 Eligible Officer upon the maturity of Performance Share Units at the conclusion of each three-year performance period, are summarized in the following table:

Metric	Weighting	Threshold 0.5x Payout	Target 1x Payout	Maximum 1.5x Payout
Relative three-year TSR vs. NAREIT Mortgage Index	50%	35th Percentile	55th Percentile	85th Percentile

Absolute three-year TSR	50%	33%	42%	58%

No awards will be earned if below threshold performance is achieved for a particular metric. If performance falls between Threshold and Target or Target and Maximum for any performance period, then the number of Performance Share Units earned will be prorated.

Structure of Annual Restricted Share Awards

•	At the initial date of grant, 25% of the target value of each 2017 Eligible Officer’s 2017 Long Term Equity Awards were allocated to an Annual Restricted Share Award.
•

The number of shares issued with respect to the time-vesting Annual Restricted Share component of each 2017 Long Term Equity Award is determined by dividing the dollar value of that portion of the annual 2017 Long Term Equity Award allocated to such Restricted Shares by the closing price of a Common Share on the New York Stock Exchange on the date of grant.

•	Common Shares subject to the Annual Restricted Share Awards will vest 25% per annum on the first four anniversaries from the date of grant.

Grant of 2017 Long Term Equity Awards

Effective as of April 26, 2017, each of the 2017 Eligible Officers was granted a 2017 Long Term Equity Award, consisting of both a 2017 PSU, having the target value shown in the table below for the 2017–2019 performance period, and an Annual Restricted Share Award having the target value shown in the table below for fiscal year 2017.  As noted above, Mr. Kopsky’s 2017 Long Term Equity Award was replaced and superseded by amounts paid under the PK Settlement Agreement.

2017 Eligible Officer	Target Value of Initial Long Term Equity Award	Target Value of Performance Share Units Award	Number of Performance Share Units Issued (1)	Target Value of Annual Restricted Award	Number of Shares Issued for Annual Restricted Share Award (2)
Scott L. N. Davidson,	$1,000,000	$750,000	366,449	$250,000	81,433
Former CEO

Paul Kopsky,	$650,000	$422,500	206,433	$227,500	74,104
Former CFO

John J. Reyle,	$100,000	$65,000	31,758	$35,000	11,400
General Counsel during 2017 and current Interim CEO

Glenn Riis	$200,000	$130,000	63,517	$70,000	22,801
Former CCRO
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

Any 2017 Eligible Officer whose employment is terminated will forfeit any unvested long term equity awards except with respect to Performance Share Units in the event of a Qualified Termination or Retirement as described below.

If a 2017 Eligible Officer’s employment is terminated due to death or disability and other than voluntarily or for cause (as defined in the relevant employment agreement for each 2017 Eligible Officer) (a “Qualified Termination”) prior to the conclusion of the three-year performance period applicable to such 2017 Eligible Officer’s Performance Share Units, then such performance period will be shortened to conclude on the date of such Qualified Termination (a “Shortened Performance Period”). In such event, the Compensation Committee will determine within three months after the date of such Qualified Termination the number of Performance Share Units earned by such 2017 Eligible Officer, if any, for such Shortened Performance Period in accordance with the performance criteria established for such award. The 2017 Eligible Officer’s earned Performance Share Units, if any, will vest as of the date that the Compensation Committee determines the achievement of such performance criteria and will not be subject to the additional time-based vesting period. The number of Performance Share Units eligible to be earned is determined on a pro rata basis by multiplying the number of Performance Share Units issued to such 2017 Eligible Officer by a fraction, the numerator is the number of days in the Shortened Performance Period and the denominator of which is the number of days in the original three-year Performance Period. With respect to earned Performance Share Units held by the Officer for which the Performance Period is complete but for which the additional time-based vesting period is incomplete prior to the 2017 Eligible Officer’s Qualified Termination, any restrictions on such earned awards shall lapse and such earned awards shall automatically become fully vested as of the date of such Qualified Termination.

In the event of a 2017 Eligible Officer’s “Retirement” (as defined below), the 2017 PSUs will vest in the following manner. If such Retirement occurs during the performance period, the number of 2017 PSUs vested will be determined on a pro rata basis by multiplying the 2017 PSUs earned in the performance period by a fraction, the numerator is the number of days from the beginning of the performance period to the date of such Retirement and the denominator of which is the total number of days in the three-year performance period. If a 2017 Eligible Officer’s Retirement occurs after the performance period, 100% of the 2017 PSUs earned in the performance period will vest upon Retirement. The above notwithstanding in no event will any 2017 PSUs vest if the performance targets are not met. “Retirement” is defined in the 2017 PSUs as the 2017 Eligible Officer’s voluntary separation of employment following satisfaction of the “Rule of 70.” The Rule of 70 will be satisfied upon (1) completion of at least fifteen (15) years of service with RAIT or its related entities; (2) attainment of age 55 and (3) such 2017 Eligible Officer’s combined age and service equals at least 70. A 2017 Eligible Officer may separate upon Retirement subject to providing at least six (6) months’ advance notice to RAIT and entering into a separate three-year non-competition and non-solicitation agreement if requested. In the event the 2017 PSUs vest due to Retirement, 50% of the vested 2017 PSUs will be redeemable as of the relevant determination date, and the remaining 50% will be redeemable on the first anniversary of the last day of the performance period.

Clawback Policy

Awards made under the Annual Cash Bonus Plan and the Long Term Incentive Program for the 2017 Eligible Officers are subject to a clawback policy which will allow RAIT to recover amounts paid to such officer pursuant to such awards to the extent that the Compensation Committee, following an appropriate investigation and consideration of all relevant circumstances, determines that such officer has engaged in fraud or willful misconduct that caused the requirement for a material accounting restatement of RAIT’s financial statements due to material noncompliance with any financial reporting requirement (excluding any restatement due solely to a change in accounting rules).

PSU Terms and Performance

The charts below summarize the terms and current status of the 2015 PSUs, the 2016 PSUs and the 2017 PSUs:

Performance Period and Metrics	Weighting	Threshold 0.5x Payout	Target 1.0x Payout	Maximum 1.5x Payout

2015-2017 Performance Period
Relative TSR vs. Peer Group	40%	30th Percentile	50th Percentile	80th Percentile
Relative TSR vs. NAREIT Mortgage Index	20%	30th Percentile	50th Percentile	80th Percentile
Absolute TSR	20%	26.0%	37.0%	52.0%

2016-2018 Performance Period
Relative TSR vs. Peer Group	40%	50th Percentile	65th Percentile	90th Percentile
Relative TSR vs. NAREIT Mortgage Index	30%	50th Percentile	65th Percentile	90th Percentile
Absolute TSR	30%	52.1%	64.3%	90.7%

2017-2019 Performance Period
Relative TSR vs. NAREIT Mortgage Index	50%	35th Percentile	55th Percentile	85th Percentile
Absolute TSR	50%	33.0%	42.0%	58.0%

Performance Period and Metrics	Weighting	2015	2016	2017	2018	2019	2020	% Payout

2015-2017 Performance Period		100% Completed
Relative TSR vs. Peer Group	40%	Below Threshold - 100% Forfeited						0.0%
Relative TSR vs. NAREIT Mortgage Index	20%	Below Threshold - 100% Forfeited						0.0%
Absolute TSR	20%	Below Threshold - 100% Forfeited						0.0%

Total								0.0%

2016-2018 Performance Period			67% Completed
Relative TSR vs. Peer Group	40%		Tracking Below Threshold - 100% Forfeit					0.0%
Relative TSR vs. NAREIT Mortgage Index	30%		Tracking Below Threshold - 100% Forfeit					0.0%
Absolute TSR	30%		Tracking Below Threshold - 100% Forfeit					0.0%

Total								0.0%

2017-2019 Performance Period				33% Completed
Relative TSR vs. NAREIT Mortgage Index	50%			Tracking Below Threshold - 100% Forfeit				0.0%
Absolute TSR	50%			Tracking Below Threshold - 100% Forfeit				0.0%

Total								0.0%

Other

On February 14, 2017, The Compensation Committee awarded Mr. Dilmore a Restricted Share Award of 10,000 Common Shares and Share Appreciation Rights related to 25,000 Common Shares with an exercise price of $3.78 to serve as his long term equity incentive.

Named Executive Officer Termination Payment Triggers

As discussed above, during 2017, two Named Executive Officers, Mr. Sebra and Mr. Kopsky, left RAIT and four Named Executive Officers, Mr. Dilmore, Mr. Kopsky, Mr. Reyle and Mr. Riis, entered into employment agreements with RAIT.  Additionally, as discussed above, in 2018, two of the Named Executive Officers, Mr. Davidson and Mr. Riis, left RAIT.  The events triggering payments upon termination under the employment agreements and/or the terms of the agreements providing for payments when these Named Executive Officers left RAIT are described below under “Executive Officer Compensation-Potential Payments on Termination or Change-In-Control.”  The Compensation Committee did not include any payments triggered by a change in control in these 2017 employment agreements and sought to only include trigger events that were in accord with best compensation practices based on the advice of compensation consultants, legal counsel and the guidance of proxy advisory services while permitting RAIT to offer competitive compensatory arrangements.  The SD MOU, JS MOU and JS Separation Agreement were related to the IRT Internalization and were part of the steps taken by the Compensation Committee to provide for a smooth management transition for RAIT when the management changes contemplated by the IRT Internalization occurred.  The PK Settlement Agreement was intended to accomplish a complete and final settlement of all existing and potential disputes between RAIT and Mr. Kopsky, including, all disputes related to Mr. Kopsky’s employment by RAIT and the termination of such employment.  The SD Separation Agreement related to Mr. Davidson’s resignation from RAIT and provided for paying him an amount equal to his estimated 2017 Cash Award pursuant to the Annual Cash Bonus Plan and provided that RAIT did not waive its right to dispute Mr. Davidson’s claim that he had “Good Reason,” as defined in the SD Employment Agreement, to resign his employment.  The GR Separation Agreement was intended to document his negotiated severance arrangements upon his resignation.

2018 Incentive Plan

In March 2018, the Special Committee approved a 2018 Retention and Performance Incentive Plan (the “2018 Incentive Plan”) pursuant to the Annual Cash Bonus Plan for RAIT’s two current executive officers (the “2018 Eligible Officers”): Mr. Reyle and Mr. Dilmore.  Below is a summary of the key terms of the 2018 Incentive Plan.

Executive Officer	Title	Retention Bonus	Achievement of PIP Milestones	Discretionary Pool	Total Proposed 2018 Bonus
John J. Reyle	Interim CEO, Interim President and General Counsel	$250,000	$187,500	$62,500	$500,000
Alfred J. Dilmore	Interim CFO, Interim Treasurer and Chief Accounting Officer	187,500	140,625	46,875	375,000
Total		$437,500	$328,125	$109,375	$875,000

Plan Terms:

•	Total proposed payments of $875,000 comprised of:
1.	$437,500 retention component
2.	$328,125 achievement of Performance Incentive Plan (“PIP”) milestones
3.	$109,375 discretionary pool
•	PIP milestone amounts are based on (i) expected contribution to the achievement of the specific milestones and (ii) historical total compensation
•	Retention bonus payments will be paid on the following schedule
1.	10% of the amount of the retention bonus will be paid within 30 days of completion of the Annual Meeting
2.	10% of the amount of the retention bonus will be paid on September 30, 2018
3.	80% of the amount of the retention bonus will be paid in the first quarter of 2019
•	PIP milestone payments for Milestone 1 and 2 (which are set forth below) will be paid on the following schedule:
1.	40% of the amount earned for the specific milestone achievement will be paid in the first pay period post completion and agreement of the Compensation Committee that the milestone has been achieved
2.	The remaining 60% will be earned at that time but will paid when the final Retention payment is made for each participant
▪	If the employee is terminated for cause or voluntarily resigns, unpaid amounts will be forfeited
•

At monetization levels greater than 90% recovery on net book value and in excess of 90% of the projected cash recovery levels, the plan participants may earn from 125% of the Milestone 1 amount to up to 200% of such amount

•	PIP milestones payments for Milestones 3 and 4 (which are set forth below) will be made when the final Retention payment is made for each participant
•	Discretionary Pool will be administered consistent with historical practice determined and approved by the Compensation Committee

Milestones:

1.	Milestone 1 – Achievement of specified projected recoveries of the identified loans and assets of RAIT.
i.	Milestone = 60% of PIP milestone bonus
ii.	Awards will be earned on a sliding scale based on achievement of the defined monetization plan
iii.

If assets other than those initially identified to be monetized at the time of adoption of the 2018 Incentive Plan are monetized, similar net recoveries levels must be achieved, or Special Committee approval, will be required to qualify as part of this calculation

2.	Milestone 2 – Implementation of specified steps contemplated by the Extension Agreement (defined below), or on other mutually agreed upon terms.
i.	Milestone = 15% of PIP milestone bonus

3.	Milestone 3 – Elimination of RAIT’s general and administrative expenses (excluding any financial advisory, restructuring and deal related expenses) by a specified amount.
i.	Milestone = 10% of PIP milestone bonus

4.	Milestone 4 - Development, and approval of the Special Committee, of an updated portfolio review process to monitor the defined monetization plan.
i.	Milestone = 15% of PIP milestone bonus

Implementing Our Objectives

Impact of Shareholder Advisory Votes

Say on Pay Vote

RAIT held its most recent shareholder advisory vote on executive officer compensation as required under the federal securities laws at its 2017 annual meeting of shareholders held on June 22, 2017. Approximately 92% of the votes cast on such proposal (excluding abstentions and broker non-votes) were in favor of the compensation of the Named Executive Officers.  The Compensation Committee considered these voting results as supportive of the Compensation Committee’s general executive compensation practices. The Compensation Committee will also carefully consider the shareholder advisory vote expected at the Annual Meeting, along with other expressions of shareholder views it receives on specific policies and desirable actions.

Say-on-Pay-Frequency Vote

Under SEC rules, we are required to include an advisory vote every six years on whether the frequency of advisory shareholder vote on the compensation of our Named Executive Officers should be every year, every two years or every three years. At our 2017 annual meeting of shareholders, we recommended to our shareholders to vote to change the frequency of our advisory shareholder votes on the compensation of our Named Executive Officers from every three years to every year. Our shareholders who cast votes on this proposal recommended by approximately 85% of the votes cast on such proposal (excluding abstentions and broker non-votes) voted in favor of our holding an advisory shareholder vote on the compensation of our Named Executive Officers every year and so we expect to have include a proposal for a similar advisory vote in RAIT’s 2018 Proxy Statement.

The Compensation Committee will continue to take into account future shareholder advisory votes on executive compensation in order to determine whether any subsequent changes to RAIT’s executive compensation programs and policies would be warranted to reflect any shareholder concerns reflected in those advisory votes.

Peer Groups

As part of its consideration RAIT’s compensation programs described above, the Compensation Committee, with the assistance of its independent compensation consultant, FPL, analyzed the following peer group of companies in relation to setting the amount of future compensation potential (salary, cash bonus and equity) for RAIT’s executive officers in February 2017:

•	Arbor Realty Trust, Inc.
•	Colony Financial, Inc.
•	Gramercy Property Trust Inc.
•	iStar Financial Inc.
•	Lexington Realty Trust
•	Ladder Capital Corp.
•	Resource America Inc.
•	Redwood Trust, Inc.

These companies were included in this peer group because they may compete with us for business and/or talent. Some of our direct peers are not included in this peer group (though are used in the peer group that we use to measure our TSR performance, further discussed below) because they are externally managed and access to their compensation information is limited.   As RAIT has implemented the 2018 strategic steps, these peers were not used to guide 2018 compensation decisions as they were no longer deemed to be appropriate due to differing business strategies.

With respect to the 2015 PSUs and the 2016 PSUs, the companies comprising the peer group (the “TSR Performance Peers”), for the three-year performance measure comparing RAIT’s TSR relative to TSR of peers described above selected at the time the 2015 PSUs were awarded were:

•	Apollo Commercial Real Estate Finance, Inc.
•	Ares Capital Corporation
•	Arbor Realty Trust, Inc.
•	Colony Financial, Inc.
•	Ladder Capital Corp.
•	iStar Financial Inc.
•	Newcastle Investment Corp.
•	Redwood Trust, Inc.
•	Resource Capital Corp.
•	Starwood Property Trust, Inc.

See discussion above for the criteria used to select this peer group.  We did not reference the TSR Performance Peers in the 2017 PSUs. We do not target our executive officers’ compensation to a specified percentile of a peer group.

Allocation Between Equity Compensation and Cash Payments. In making 2017 compensation decisions, the Compensation Committee strove to achieve an appropriate mix between base salary, cash bonuses and equity incentive awards in order to meet RAIT’s compensation objectives. However, any pay mix objective is not applied rigidly and does not control the Compensation Committee’s compensation decisions; it serves as another tool to assess an executive’s total pay opportunities and whether appropriate incentives have been provided in order to accomplish our compensation objectives. The Compensation Committee also seeks to balance compensation elements that are based on individual contributions toward achieving RAIT’s financial, operational and strategic goals with others that are based on the performance of our Common Shares and our dividend record.  Due to the recent low trading price of our Common Shares, the Special Committee did not include an equity component in the 2018 Incentive Plan.

Allocation Among Types of Equity Compensation.  In March 2015, the Compensation Committee adopted the Long Term Equity Plan. Since 2015, the Compensation Committee has made awards under the Long Term Equity Plan to selected executive officers of performance share units (“PSUs”) which are earned over a defined period based on actual performance for the performance period and restricted share awards that vest over time. The 2016 Long Term Equity Awards and 2017 Long Term Equity Awards made by the Compensation Committee under the Long Term Equity Plan are described above.  RAIT’s other outstanding equity awards to its employees who were not participating in the Long Term Equity Plan are comprised of SARs and restricted Common Shares. A SAR is the right to payment, in cash or in Common Shares in the discretion of the Compensation Committee, of the amount of the appreciation on a Common Share during the period beginning on the date of grant and ending on the date of exercise of the SAR. In this regard, SARs serve both to reward and retain executives, as the value of the SARs is linked to the price of Common Shares on the relevant exercise date. A restricted Common Share award is an award of Common Shares subject to restrictions, primarily time-based vesting. The Compensation Committee evaluates periodically whether to settle vested SARs in cash or Common Shares as they vest, subject to the availability of Common Shares under the Incentive Award Plan. The Compensation Committee expects in general to settle SARs with Common Shares, but plans to make final decisions as vesting dates for SARs approach in order to have the most currently-available information. The Compensation Committee continues to review the allocation among the types of RAIT’s equity compensation based on its analysis of the best way to design awards that meet RAIT’s compensation goals within the parameters of RAIT’s shareholder approved Incentive Award Plan as in effect and based on the number of Common Shares issuable thereunder at the relevant time. As stated above, due to the recent low trading price of our Common Shares, the Special Committee did not include an equity component in the 2018 Incentive Plan, and the Compensation Committee has not granted any new equity awards so far in 2018.

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

Stock Ownership Guidelines. In March 2011 and amended in November 2017, the Compensation Committee adopted stock ownership guidelines (the “Stock Ownership Guidelines”), with the intent of encouraging close alignment of the interests of our Trustees and senior management with our shareholders. The Stock Ownership Guidelines apply to the following persons, including the Named Executive Officers:

•	Trustees on the Board.

•	The following senior officers (“Senior Officers”) of RAIT:
o	CEO and President;
o

other officers designated by the Board as being an “executive officer” (an “Executive Officer”) under Rule 3b-7 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”); and

o	officers of RAIT or any of its subsidiaries designated by the Compensation Committee of the Board (“Designated Officers”).

The guideline for each Trustee is to own eligible RAIT securities, which are defined to include Common Shares and preferred shares, with a value equal to or exceeding five times the Trustee’s annual retainer then in effect. Each Trustee who is also a Senior Officer is subject to the Stock Ownership Guidelines for Senior Officers.  At any time the Chairman of the Board is not an employee of RAIT or its subsidiaries, the Chairman of the Board is subject to the Stock Ownership Guidelines for Trustees.  Each Senior Officer subject to the Stock Ownership Guidelines is required to own eligible securities with a value equal to or exceeding the multiple of the annual base salary then in effect for the officer set forth below opposite the category the officer is in:

• CEO and President	4x salary
• all Executive Officers	2x salary
• all Designated Officers	1x salary

As noted above, Mr. Reyle is our Interim CEO. Mr. Dilmore is currently our other Executive Officer. There currently are no Designated Officers.

Senior Officers who do not yet meet the Stock Ownership Guidelines must hold 100% of the net shares received from any awards made after the adoption of these guidelines, including:

o	100% of net after-tax shares received upon vesting of Full Value Share awards
o	100% of net shares received upon option exercise, i.e., net of exercise price and taxes

Trustees who do not yet meet the Stock Ownership Guidelines must hold 100% of the gross shares received from any awards made after the adoption of these guidelines, including:

o	100% of gross shares received upon vesting of Full Value Share awards
o	100% of gross shares received upon option exercise

Current Trustees and Senior Officers are expected to be in compliance with the Stock Ownership Guidelines within five years of first having becoming subject to them). Once achieved, compliance with the Stock Ownership Guidelines is expected for so long as the individual is subject to the Stock Ownership Guidelines. Upon any increase in the Trustee’s annual retainer, in the case of a Trustee, or a Senior Officer’s base salary, in the case of such Senior Officer, the individual will have five years from the date of such increase to achieve compliance with the Stock Ownership Guidelines based on the increased level of annual retainer or base salary.  Any Trustee or Senior Officer becoming subject to the Stock Ownership Guidelines for the first time in the future will be expected to achieve compliance with these guidelines within five years of first becoming subject to them.  If a Trustee or Senior Officer achieves his or her guideline at any time during the specified five-year period, then such Trustee or Senior Officer will be considered to be in compliance as long as he or she continues to own the same number of Eligible Securities that were sufficient to meet the Stock Ownership Guidelines. Any Trustee or Senior Officer shall report their holdings of Eligible Securities to the Administrator upon request as of the last business day in December of each year or as of such other date determined by the Administrator.

In April 2018, the CFO, the administrator of the Stock Ownership Guidelines, determined that both of RAIT’s two current executive officers, Mr. Reyle and Mr. Dilmore, were in compliance with the Stock Ownership Guidelines because they remained in the five year transition period from the respective date they became subject to the Stock Ownership Guidelines to do so. The CFO also determined that seven of the non-employee Trustees currently serving on the Board met the Stock Ownership Guidelines. The CFO found that three non-employee Trustees who had joined the Board in February 2017 and July 2017 each had a five year transition period from the respective date they joined the Board to do so.

Employment Agreements. The Named Executive Officers all had employment agreements with RAIT. The employment agreements set floor amounts for base salary and, in certain cases, bonus opportunities. In addition, the employment agreements of the Named Executives provide for severance protection in defined circumstances.  RAIT has historically also entered into separation agreements, settlement agreements or other agreements when its executive officers terminate their employment with RAIT.  These agreements and the payments or severance, as appropriate, that Mr. Davidson, Mr. Kopsky, Mr. Sebra and Mr. Riis each received upon their respective termination of their RAIT employment are described below. See “Executive Compensation—Narrative to Summary Compensation Table and Plan-Based Awards Table—Employment Agreements” and “Executive Compensation—Potential Payments on Termination or Change in Control.” The Compensation Committee regularly reviews these employment agreements and severance protections and will periodically seek to make adjustments as circumstances and competitive market practices evolve.

Risk Management and RAIT’s Compensation Policies and Procedures. As part of the Board’s role in risk oversight, the Compensation Committee considers the impact of RAIT’s compensation plans, policies and practices, and the incentives they create, with respect to all employees, including executive officers, on RAIT’s risk profile. Based on this consideration, the Compensation Committee concluded that RAIT’s compensation policies and procedures are not reasonably likely to have a material adverse effect on RAIT. Some of the factors the Compensation Committee considered as mitigating the risks of RAIT’s compensation plans include:

•	The mix of compensation, which tended to be balanced with an emphasis toward rewarding long term performance;
•	The use of multiple performance metrics that are closely aligned with strategic business goals in the annual and long term incentive plans;

•	The use of discretion as a means to adjust compensation to reflect performance or other factors;
•	Multi-year time vesting on equity awards which requires long term commitment on the part of employees;
•	Incentive awards made under the Incentive Award Plan to any participant are capped on an annual basis under the terms of the Incentive Award Plan;
•	With the assistance of FPL, the Compensation Committee began identifying peer groups to ensure the compensation programs are consistent with industry practice;
•	RAIT would respond to any executive misconduct in the manner described below under “Potential Impact on Compensation from Executive Misconduct;” and
•

Our Stock Ownership Guidelines encourage close alignment of the interests of our Trustees and senior management with our shareholders. These Stock Ownership Guidelines are monitored annually by the Compensation Committee.

The Effect of Regulatory Requirements on Our Executive Compensation

IRC Section 162(m).  Section 162(m) of the IRC imposes a $1,000,000 limit on the amount of compensation deductible by RAIT in regard to certain components of the compensation paid to certain of our executive officers. The compensation paid pursuant to our cash-based annual plan and the cash portion of our long-term incentive plan are generally designed to qualify as “performance-based compensation” for purposes of an exception to the limitation imposed by Section 162(m) and were not subject to this limitation for the 2017 year. Base salaries and the time-based portions of our long-term incentive plan did not qualify as “performance-based” compensation under the requirements of Section 162(m). Beginning in 2018, the Tax Cuts and Jobs Act (the “Act”) eliminates the exception under Section 162(m) for performance-based compensation and commissions, and all compensation to certain of our executive officers over the $1,000,000 limit would be nondeductible.  The Act includes a transition rule for remuneration provided pursuant to a written binding contract which was in effect on November 2, 2017, and which was not modified in any material respect on or after such date. RAIT is considering the impact of the Act on compensation that will be paid for 2018 and later years.

IRC Section 409A. Section 409A of the IRC applies to all forms of nonqualified deferred compensation. The Compensation Committee takes Section 409A into account in determining the form and timing of compensation paid to our executives. RAIT intends to operate and administer its compensation arrangements in accordance with Section 409A.

IRC Sections 280G and 4999. IRC Section 280G limits our ability to take a tax deduction for certain “excess parachute payments” (as defined in Section 280G), and IRC Section 4999 imposes excise taxes on each executive that receives “excess parachute payments” paid by RAIT in connection with a change in control. A number of our employment agreements had previously provided for RAIT to pay amounts equal to the sum of any excise taxes payable by the executive officer by reason of the executive officer receiving any excess parachute payments plus the amount necessary to put the executive officer in the same after-tax position as if no excise taxes had been paid. Since 2011, the Compensation Committee has sought to remove these provisions if it was otherwise approving any material amendment of the employment agreements containing these provisions.  While such a provision was included in the Non-Executive Chairman Agreement with Mr. Malter entered into in February 2018 described below, we have not included such provisions in our executive officers’ employment agreements.  The Compensation Committee considers the adverse tax liabilities imposed by Sections 280G and 4999, as well as other competitive factors, when it structures compensation payable to our Named Executive Officers in connection with a change of control. The potential adverse tax consequences to RAIT and/or the named executive, however, are not necessarily determinative factors in such decisions.

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

Internal Pay Equity

In evaluating the internal pay relationship among its executive officers, the Compensation Committee sets the target opportunity for each executive officer under the incentive plans based on their relative respective responsibilities and expected contributions to RAIT’s performance. Generally, the person serving as CEO has had the highest salary and target opportunity amounts, followed by the President at such times as the President is not the CEO, then the CFO and then the General Counsel at such times as the General Counsel is not the CEO. With respect to qualitative or discretionary portions of the executive officer’s compensation, the Compensation Committee evaluates each officer’s performance individually.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis and discussed that analysis with management. Based on its review and discussions with management, the Compensation Committee recommended to RAIT Financial Trust’s (“RAIT”) Board of Trustees that the Compensation Discussion and Analysis be included in RAIT’s annual report on Form 10-K for 2017 and RAIT’s 2018 proxy statement. This report is provided by the following independent Trustees who comprise the committee:

Jon C. Sarkisian, Chairman
Nancy Jo Kuenstner
Michael J. Malter

Executive Officer Compensation

The following table provides summary information about compensation expensed or accrued by RAIT during the fiscal year ended December 31, 2017, for the following persons, who we refer to as the Named Executive Officers:

•	Mr. Davidson, our former CEO and former President who resigned February 28, 2018;
•	Mr. Dilmore, our interim CFO, interim Treasurer and Chief Accounting Officer;
•	Mr. Kopsky, our former CFO who was terminated August 20, 2017;
•	Mr. Sebra, our former CFO who resigned March 31, 2017;
•	Mr. Reyle, who served as General Counsel during 2017 and is our current interim CEO, interim President and remains our General Counsel; and
•	Mr. Riis, our former CCRO who resigned March 15, 2018.

Summary Compensation Table

Name and Principal Position	Year	Base Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	Non-Equity Incentive Plan Compensation (5)	All Other Compensation (6)	Total
Scott L.N. Davidson (Former CEO)	2017	$854,545	$1,500,000	$1,530,652	$—	$570,000	$81,938	$4,537,135
	2016	$650,000	$947,500	$2,106,244	$—	$671,680	$63,950	$4,439,374
	2015	$550,000	$287,500	$1,191,756	$192,000	$839,938	$32,238	$3,093,432

Alfred J. Dilmore (Interim CFO)	2017	$236,111	$240,000	$37,800	$19,000	$—	$11,220	$544,131

Paul W. Kopsky (Former CFO)	2017	$215,104		$227,499	$—	$—	$627,604	$1,070,208

James J. Sebra (Former CFO)	2017	$97,500	$110,294	$—	$—	$—	$18,995	$226,789
	2016	$385,000	$236,750	$98,524	$—	$204,424	$207,776	$1,132,474
	2015	$375,000	$31,250	$172,030	$48,000	$182,595	$209,150	$1,018,025

John J. Reyle (General Counsel during 2017 and current Interim CEO)	2017	$300,000	$262,500	$124,726	$28,500	$187,500	$18,877	$922,104
	2016	$300,000	$250,000	$35,700	$8,625	$—	$19,946	$614,271
	2015	$200,000	$250,000	$50,610	$20,160	$—	$15,432	$536,202

Glenn Riis (Former CCRO)	2017	$250,000	$25,000	$268,357	$66,500	$250,000	$25,410	$885,267

(1)	Each of the Named Executive Officers contributed a portion of their salary to the RAIT 401(k) plan. These contributions are included in the “Salary” column in the year earned.
(2)

For 2017, for each 2017 Eligible Officer represents the qualitative component of their 2017 Target Cash Bonus Award, for Mr. Sebra represents his bonus based on the JS MOU, for Mr. Dilmore represents his discretionary bonus payment, for Mr. Davidson also includes his SD MOU Bonus (defined below) and for Mr. Reyle also includes his additional discretionary bonus payment. For 2016, for Mr. Davidson and Mr. Sebra represents the qualitative component of their 2016 Target Cash Bonus Award and a discretionary bonus (the “Executive Transaction Bonus”) amounts paid to Messrs. Davidson and Sebra of $430,000 and $95,000, respectively, to compensate the recipients for their significant contributions towards accomplishing the IRT Internalization, and for Mr. Reyle also includes his discretionary bonus payment.  For 2015, represents the qualitative component of each 2015 Eligible Officer’s 2015 Target Cash Bonus Award and Mr. Reyle’s discretionary bonus.

(3)

We report all equity awards at their full grant date fair value in accordance with Financial Accounting Standards Board Accounting Standards Codification (ASC) Topic 718. For awards of restricted Common Shares other than PSUs, such value is calculated based on the NYSE market price for Common Shares subject to the award on the grant date for the award. For the portion of the PSUs based on market conditions, the fair value was estimated on the date of grant using a Monte Carlo simulation model. Such valuation consisted of computing the fair value using RAIT’s simulated stock price as well as TSR over the performance period from January 1, 2017 through December 31, 2019. The award is modeled as a contingent claim in that the expected return on the underlying shares is risk-free and the rate of discounting the payoff of the award is also risk-free. For the portion of these PSUs granted in April 2017 with an April 26, 2017 grant date, this resulted in a grant-date fair value of $1.18 and $0.90 per portion of the PSUs for each market condition (i.e., versus NAREIT Mortgage Index and absolute TSR), respectively. For the portion of these PSUs granted in April 2017 with a June 22, 2017 grant date, this resulted in a grant-date fair value of $0.23 and $0.15 per portion of the PSUs for each market condition (i.e., versus NAREIT Mortgage Index and absolute TSR), respectively. Generally, the aggregate grant date fair value represents the amount that RAIT expects to expense in its financial statements over the award’s vesting schedule and does not correspond to the actual value that will be realized by each eligible officer. For additional information, refer to Note 12 – Share-Based Compensation and Employee Benefits in RAIT’s audited financial statements contained in the Original Form 10-K (“Note 12”). For fiscal year 2017, amounts shown include the following grant date fair value amounts for awards made to each of the Named Executive Officers as described above in the “Compensation Discussion and Analysis “ section:
•	Scott L.N. Davidson ($69,625 April 2017 PSUs with a June 22, 2017 grant date; $250,000 April 2017 restricted share award; $1,211,028 January 2017 restricted share award).
•	Alfred J. Dilmore ($37,800 February 2017 restricted share award)
•	Paul W. Kopsky ($227,499 April 2017 restricted share award)
•	John J. Reyle ($33,028 April 2017 PSUs with an April 26, 2017 grant date; $34,998 April 2017 restricted share award; $56,700 February 2017 restricted share award)
•	Glenn Riis ($66,058 April 2017 PSUs with an April 26, 2017 grant date; $69,999 April 2017 restricted share award; $132,300 February 2017 restricted share award)
(4)

This column represents the aggregate grant date fair value of SARs granted to each of the Named Executive Officers in the respective years computed in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation.” The amount of the award was based on a Black-Scholes Option pricing model on the date of grant. See Note 12.

(5)

For fiscal year 2017, amounts shown include the following amounts paid as annual incentive compensation to each of the 2017 Eligible Officers pursuant to each performance metric for the 2017 Target Cash Bonus Awards as described above in the “Compensation Discussion and Analysis” section:

•	Scott L.N. Davidson ($0 CAD, $133,920 property sales; $180,900 G&A management, $312,300 debt reductions and $0 equity raises)
•	John J. Reyle ($0 CAD; $41,850 property sales; $60,300 G&A management and $104,100 debt reductions)
•	Glenn Riis ($0 CAD; $55,800 property sales; $80,400 G&A management and $138,800 debt reductions)

The amounts below show the maximum potential amount of annual incentive compensation that each of the 2017 Eligible Officers could have earned pursuant to each performance metric for the 2017 Target Cash Bonus Awards as described above in the “Compensation Discussion and Analysis” section:

•	Scott L.N. Davidson ($240,000 CAD, $480,000 property sales; $360,000 G&A management, $360,000 debt reductions and $360,000 equity raises)
•	John J. Reyle ($60,000 CAD; $150,000 property sales; $120,000 G&A management and $120,000 debt reductions)
•	Glenn Riis ($80,000 CAD; $200,000 property sales; $160,000 G&A management and $160,000 debt reductions)

(6)The following table describes the components of the amounts set forth in the “All Other Compensation” column in the Summary Compensation Table.

Name and Principal Position	Year	Company Contributions to Retirement and 401(k) Plans (1)	Dividend Equivalents on Phantom Units and Dividends on Restricted Stock (2)	Compensation from IRT (3)	Perquisites (4)	Other (5)	Total
Scott L.N. Davidson (Former CEO)	2017	$10,800	$71,138			$—	$81,938
	2016	$10,600	$53,350				$63,950
	2015	$10,600	$21,638				$32,238

Alfred J. Dilmore (Interim CFO)	2017	$10,800	$420				$11,220

Paul W. Kopsky (Former CFO)	2017	$8,604			$44,000	$575,000	$627,604

James J. Sebra (Former CFO)	2017	$4,500	$14,495				$18,995
	2016	$10,600	$23,016	$174,160			$207,776
	2015	$10,600	$13,910	$184,640			$209,150

John J. Reyle (General Counsel during 2017 and current Interim CEO)	2017	$10,800	$8,077				$18,877
	2016	$10,600	$9,346				$19,946
	2015	$10,600	$4,832				$15,432

Glen Riis (Former CCRO)	2017	$10,593	$14,818				$25,410

(1)

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

(2)

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

(3)	Includes the following compensation received by the Named Executive Officers from IRT.

Name and Principal Position	Year	IRT Stock Awards (a)	IRT Option Awards (b)	Total
James J. Sebra (Former CFO)	2017	$—	$—	$—
	2016	$174,160	$—	$174,160
	2015	$149,600	$35,040	$184,640

(a)

This column represents the aggregate grant date fair value of IRT restricted common stock awards granted to Mr. Sebra in the respective years computed in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation.” The amount of the award was based on the closing price on the NYSE MKT of a share of IRT common stock on the date of grant. See Note 8: Equity Compensation Plans in Item 8. Financial Statements and Supplementary Data of IRT’s annual report on Form 10-K for its fiscal year ended December 31, 2016 filed with the SEC, or note 8 to the IRT annual report.

(b)

This column represents the aggregate grant date fair value of IRT SARs granted to Mr. Sebra in the respective years computed in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation.” The amount of the award was based on a Black-Scholes Option pricing model on the date of grant. See note 8 to the IRT annual report.

(4)

Represents reimbursement of $44,000 of travel expenses for Mr. Kopsky between his residence in Missouri and RAIT’s headquarters in Philadelphia and for his hotel expenses when he stayed in Philadelphia.

(5)	Represents the amount paid to Mr. Kopsky under the PK Settlement Agreement described below.

Grants of Plan-Based Awards in 2017

The following table provides information about equity awards granted to the Named Executive Officers in 2017.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards ($) (1)				Estimated Future Payouts Under Equity Incentive Plan Awards (#) (2)			All other stock awards: Number of shares of stock or units (#)(3)	All other option awards: Number of securities underlying options (#)(4)	Exercise or base price option awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($)(5)
		Threshold	Target	Superior	Maximum	Threshold	Target	Maximum
Scott L. N. Davidson	1/9/17								344,042			1,211,028
	4/26/17	450,000	900,000	1,350,000	1,800,000
	4/26/17					122,150	244,299	366,449
	4/26/17								81,433			250,000
Alfred J. Dilmore	2/14/17								10,000			37,800
	2/14/17									25,000	3.78	19,000
Paul W. Kopsky	4/26/17	168,750	337,500	506,250	675,000
	4/26/17					68,811	137,622	206,433
	4/26/17								74,104			227,499
John J. Reyle	2/14/17								15,000			56,700
	2/14/17									37,500	3.78	28,500
	4/26/17	112,500	225,000	337,500	450,000
	4/26/17					10,586	21,172	31,758
	4/26/17								11,400			34,998
Glenn Riis	2/14/17								35,000			132,300
	2/14/17									87,500	3.78	66,500
	4/26/17	150,000	300,000	450,000	600,000
	4/26/17					21,172	42,345	63,517
	4/26/17								15,000			35,700

(1)

These columns represent the potential value of the payout for each 2017 Eligible Officer if the threshold, target, superior or maximum goals are satisfied under the quantitative bonus components of the 2017 annual cash bonus plan, as described above in the “Compensation Discussion and Analysis” section. The amounts actually earned by each eligible officer with respect to 2017 performance under the 2017 annual cash bonus plan are reported in the Bonus (for the qualitative component) and Non-Equity Incentive Plan Compensation (for the quantitative component) columns in the 2017 Summary Compensation Table above.

(2)

These columns represent the potential number of Common Shares earned by each eligible officer if the threshold, target, or maximum goals are satisfied with respect to the April 2017 PSUs. The actual number of Common Shares issued pursuant to these April 2017 PSUs will be determined as of December 31, 2019 based on RAIT’s relative TSR performance over the 2017-2019 performance period, and will vest 50% at such time, with the remaining 50% of such shares vesting on December 31, 2020, all as described above in the “Compensation Discussion and Analysis” section.

(3)

This column shows the number of restricted Common Share awards granted in 2017 to the Named Executive Officers. The January 2017 restricted share award to Mr. Davidson vests 50% on December 20, 2018 and 50% on December 20, 2019. The February 2017 restricted share awards to Messrs. Dilmore, Reyle and Riis vest in three equal annual installments on the anniversary of the grant date (subject to earlier termination if the named executive’s employment ends). The April 2017 restricted share awards to the 2017 Eligible Officers vest in four equal annual installments on the anniversary of the grant date (subject to earlier termination if the 2017 Eligible Officer’s employment ends).

(4)

This column shows the number of SARs granted in 2017 to the Named Executive Officers. Each SAR represents the right to receive the excess of the fair market value (as determined under the Incentive Award Plan) of a Common Share on the date of exercise over the fair market value of a Common Share on the grant date. These SARs vest in three equal annual installments on the anniversary of the grant date and have a five year term (subject to earlier termination if the named executive’s employment ends). These SARs initially provided that they could be settled in cash or Common Shares, in the discretion of the Compensation Committee. In 2017, the Compensation Committee determined that any exercise of these SARs would be settled in Common Shares to the extent Common Shares are available under the Incentive Award Plan.

(5)

This column shows the full grant date fair value of restricted Common Share awards and SARs under FASB ASC Topic 718 granted to the Named Executive Officers in 2017. Generally, the full grant date fair value is the amount that RAIT would expense in its financial statements over the award’s vesting schedule. These amounts reflect our accounting expense, and do not correspond to the actual value that will be recognized by the Named Executive Officers. The full grant date fair value of the restricted Common Shares was the closing price of RAIT’s Common Shares on the grant date multiplied by the number of restricted Common Shares awards. The full grant date fair value of the SARs is based on a Black-Scholes Option pricing model on the date of grant.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table in 2017

We provide additional disclosure below of factors relating to the Summary Compensation Table and Grants of Plan-Based Awards in 2017, including descriptions of the employment agreements of the Named Executive Officers.

Employment Agreements

RAIT had entered into employment agreements with each of the Named Executive Officers. RAIT also entered into the SD MOU and the SD Separation Agreement with Mr. Davidson, the PK Settlement Agreement with Mr. Kopsky, the JS MOU and JS Separation Agreement with Mr. Sebra and the GR Separation Agreement with Mr. Riis. Because the employment of Mr. Kopsky and Mr. Sebra by RAIT terminated before RAIT’s 2017 fiscal year end, the terms of their respective employment agreements are not described. Because Mr. Davidson and Mr. Riis resigned from RAIT after RAIT’s 2017 fiscal year end, the terms of their respective employment agreements are described below. The post-termination and severance provisions of these agreements are discussed in “Potential Payments on Termination or Change-In-Control” below.

Scott L.N. Davidson

On February 21, 2018, Mr. Davidson, pursuant to the SD Employment Agreement, provided 60 days prior written notice to the Board of his intent to resign from his employment with RAIT for “Good Reason” (as defined in the SD Employment Agreement). While RAIT and Mr. Davidson have each reserved their respective rights under the SD Employment Agreement as to whether Mr. Davidson had “Good Reason” to resign his employment, they agreed to waive the 60 day notice period, pursuant to the SD Separation Agreement entered into between Mr. Davidson and RAIT as of February 27, 2018. Under the Separation Agreement, Mr. Davidson’s employment with RAIT terminated effective February 28, 2018, at which time he also resigned as a member of the Board. Pursuant to the SD Separation Agreement, Mr. Davidson was paid $720,000, which was the estimated amount of the 2017 annual cash bonus to which he would have been entitled had he remained employed during the 60 day notice period.  The SD Separation Agreement terminated the SD Employment Agreement, except for such covenants that survive such termination, subject to RAIT and Mr. Davidson having each reserved their respective rights under the SD Employment Agreement as to whether Mr. Davidson had “Good Reason” to resign his employment.

In connection with planning for the IRT Internalization which contemplated Mr. Davidson succeeding Mr. Schaeffer as CEO, the Compensation Committee entered into the SD MOU with Mr. Davidson which became effective upon the completion of the IRT Internalization on December 20, 2016. The SD MOU provided that when the IRT Internalization was completed, Mr. Davidson would be elevated to CEO and elected to the Board. The SD MOU provided that, as CEO, Mr. Davidson would receive an annual base salary of $850,000 and would enter into a new employment agreement with RAIT with terms substantially similar to Mr. Schaeffer’s employment agreement and consistent with Mr. Davidson’s employment agreement then in effect. RAIT and Mr. Davidson entered into the new SD Employment Agreement on November 1, 2016 and it became effective on December 20, 2016. The terms of the SD Employment Agreement are described below. The SD MOU contemplated that Mr. Davidson would receive a new aggregate Share Award (as defined in the Incentive Award Plan) (the “SD MOU Award”) under the Incentive Award Plan of 600,000 Common Shares which could be granted in separate awards. The SD MOU provided that 50% of the SD MOU Award would vest on December 20, 2018, regardless of the date granted, and the remaining 50% of the SD MOU Award would vest on December 20, 2019, regardless of the date granted. The Compensation Committee approved an SD MOU Award of 255,958 Common Shares on December 23, 2016 and the remaining SD MOU Award of 344,042 Common Shares on January 9, 2017. The SD MOU provided that RAIT would pay Mr. Davidson by February 1, 2017 a one-time cash payment in the amount of $1,350,000 (the “SD MOU Bonus”). The Compensation Committee approved making the SD MOU Bonus payment to Mr. Davidson in January 2017 with the intent of incentivizing his performance in 2017. The SD MOU provided that RAIT’s cash available for distribution (“CAD”) goals for 2017, as established by the Compensation Committee, would be adjusted for the purpose of determining Mr. Davidson’s 2017 performance compensation to account for payments made to Mr. Schaeffer and Mr. Sebra as part of the terms of their separation from RAIT as a result of the IRT Internalization. See the description of the 2017 Target Cash Awards for a description of the adjustments made to CAD for the purposes of those awards.

The SD Employment Agreement became effective December 20, 2016 and had successive three year terms unless either party provided the other party with notice of non-renewal prior to 90 days before the expiration of the then-current term. It provides that Mr. Davidson would serve as CEO and continue to serve as President of RAIT (the “President”), subject to the Board’s right to elect a different person to serve as President, and that Mr. Davidson would perform all duties incident to such positions reasonably assigned to him by the Board. The SD Employment Agreement specifies that the appointment by the Board of a different person to serve as President would not constitute “Good Reason” for Mr. Davidson to terminate the SD Employment Agreement so long as Mr. Davidson continued to have his duties assigned to him by the Board and all of RAIT’s executive officers have their duties assigned to them by Mr. Davidson, except as may be required by law. The SD Employment Agreement provided that RAIT would nominate Mr. Davidson for election to the Board at any meeting of the shareholders of RAIT where the election of the members of the Board is included in the purposes of such meeting and that he would serve as a member of the Board, subject to his election to the Board by the shareholders, during his employment term.

The agreement provided for a base salary for Mr. Davidson of $850,000 and provided that his base compensation would be reviewed annually for appropriate increases but would not be decreased. Mr. Davidson was also eligible for bonuses as determined by the Compensation Committee. Mr. Davidson was entitled to participate in all employee retirement and welfare benefit plans and programs or executive perquisites made available to our senior level executives as a group or to its employees generally and to participate in any short-term and long-term incentive programs (including the Incentive Award Plan) established for our senior level executives generally, at levels commensurate with the benefits provided to other senior executives and with adjustments appropriate for his position. Mr. Davidson remains subject to non-

competition, non-solicitation, intellectual property and confidentiality restrictions which survived the termination of the SD Employment Agreement. Mr. Davidson’s base salary, bonuses awarded and equity and other compensation are described above in “2017 Compensation Decisions” which also reference compensation paid under the SD MOU described above.

Alfred J. Dilmore

On November 6, 2017, RAIT and Mr. Dilmore entered into the AD Employment Agreement which was effective as of August 22, 2017 which provides for his compensation, grounds for termination and severance, non-competition, non-solicitation, intellectual property and confidentiality covenants and other customary provisions.  The AD Employment Agreement was effective August 22, 2017 and provides for an employment term that continues for an initial period of three years and for two successive one year periods thereafter for a maximum term of five years, unless either party provides the other party with notice of non-renewal prior to three months before the expiration of the then-current term. It provides that Mr. Dilmore will serve as Interim CFO, Interim Treasurer and continue to serve as RAIT’s Chief Accounting Officer. The AD Employment Agreement provides for an initial base salary of $300,000 for Mr. Dilmore and provides that his base compensation must be reviewed annually for appropriate increases but may not be decreased. The AD Employment Agreement provides that Mr. Dilmore may be eligible for an annual bonus which will be awarded by the Compensation Committee in its discretion or under the terms of any annual incentive plan of RAIT maintained for other senior level executives. The AD Employment agreement further provides that Mr. Dilmore is eligible to participate in any of RAIT’s incentive programs, including any equity compensation plan, and eligible to receive the same benefits to the same extent as other senior level executives of RAIT, and such other benefits as are commensurate with his position. Participation in employee benefit plans will be subject to the terms of those benefit plans as in effect from time to time. Mr. Dilmore is subject to non-competition, non-solicitation, intellectual property and confidentiality restrictions under the agreement. The non-competition provisions do not apply at the expiration of the maximum employment term of five years or in the event RAIT elects not to renew the agreement.

Paul W. Kopsky

As noted above, Mr. Kopsky was terminated by RAIT effective August 20, 2017 and the terms of his severance, as set forth in the Settlement Agreement and General Release (the “PK Settlement Agreement”), are described below. See “Potential Payments on Termination or Change-In-Control” below.

James J. Sebra

As noted above, Mr. Sebra resigned from RAIT effective March 31, 2017 and the terms of his severance, as set forth in the JS MOU and JS Separation Agreement, are described below. See “Potential Payments on Termination or Change-In-Control” below.

John J. Reyle

Effective upon Mr. Davidson’s resignation as CEO, the Board appointed Mr. Reyle to serve as Interim Chief Executive Officer and Interim President of RAIT. Mr. Reyle continued to serve as RAIT’s General Counsel.  In connection with Mr. Reyle’s appointment as Interim Chief Executive Officer and Interim President, RAIT and Mr. Reyle entered into the JR Letter Agreement pursuant to which Mr. Reyle will receive an increased annual base salary of $500,000 during the term of his appointment as Interim Chief Executive Officer and Interim President of RAIT. Upon the termination of Mr. Reyle’s appointment as Interim Chief Executive Officer and Interim President by the Board, his salary will be reduced to $390,000. Except for the increase to his salary, Mr. Reyle will continue to be employed pursuant to the terms of the JR Employment Agreement which is described below.

The JR Employment Agreement provides for an employment term that continues for an initial period of three years and for two successive one year periods thereafter for a maximum term of five years, unless either party provides the other party with notice of non-renewal prior to three months before the expiration of the then-current term. It provides that Mr. Reyle will serve as RAIT’s General Counsel. The JR Employment Agreement provided for an initial base salary which was modified by the JR Letter Agreement as described above and provides that his base compensation must be reviewed annually for appropriate increases but may not be decreased, except as modified by the JR Letter Agreement. The JR Employment Agreement provides that Mr. Reyle may be eligible for an annual bonus which will be awarded by the Compensation Committee in its discretion or under the terms of any annual incentive plan of RAIT maintained for other senior level executives. The JR Employment agreement further provides that Mr. Reyle is eligible to participate in any of RAIT’s incentive programs, including any equity compensation plan, and eligible to receive the same benefits to the same extent as other senior level executives of RAIT, and such other benefits as are commensurate with his position. Participation in employee benefit plans will be subject to the terms of those benefit plans as in effect from time to time. Mr. Reyle is subject to non-competition, non-solicitation, intellectual property and confidentiality restrictions under the agreement. The non-competition provisions do not apply at the expiration of the maximum employment term of five years or in the event RAIT elects not to renew the agreement. Mr. Reyle’s base salary, bonuses awarded and equity and other compensation are described above in “2017 Compensation Decisions” and “2018 Incentive Plan.”

Glenn Riis

On March 13, 2018, Mr. Riis and RAIT entered into the GR Separation Agreement.  Pursuant to the GR Separation Agreement, RAIT made a $525,000 severance payment to Mr. Riis.  The GR Separation Agreement also provided that RAIT released Mr. Riis from the non-competition covenants in the GR Employment Agreement that would otherwise survive the termination of his employment, while the remaining provisions relating to non-solicitation of RAIT customers, employees and consultants, intellectual property, confidentiality, and equitable relief would remain in full force and effect.  The GR Separation Agreement terminates the GR Employment Agreement, except for such covenants that survive such termination.

On April 21, 2017, RAIT and Mr. Riis entered into the GR Employment Agreement which provided for his compensation, grounds for termination and severance, non-competition, non-solicitation, intellectual property and confidentiality covenants and other customary provisions.  The GR Employment Agreement was effective April 21, 2017 and provided for an employment term that continued for an initial period of three years and for two successive one year periods thereafter for a maximum term of five years, unless either party provides the other party with notice of non-renewal prior to three months before the expiration of the then-current term. It provided that Mr. Riis would serve as RAIT’s Senior Managing Director-Chief Credit Risk Officer. The GR Employment Agreement provides for an initial base salary of $250,000 for Mr. Riis and provided that his base compensation would be reviewed annually for appropriate increases but would not be decreased. The GR Employment Agreement provided that Mr. Riis may be eligible for an annual bonus which would be awarded by the Compensation Committee in its discretion or under the terms of any annual incentive plan of RAIT maintained for other senior level executives. The GR Employment agreement further provided that Mr. Riis was eligible to participate in any of RAIT’s incentive programs, including any equity compensation plan, and eligible to receive the same benefits to the same extent as other senior level executives of RAIT, and such other benefits as are commensurate with his position. Participation in employee benefit plans would be subject to the terms of those benefit plans as in effect from time to time. Mr. Riis was subject to non-competition, non-solicitation, intellectual property and confidentiality restrictions under the agreement, though Mr Riis was released from the non-competition provisions in the GR Separation Agreement described above.

2017 Target Date Bonus Awards

The terms of both the quantitative and qualitative components of the bonus arrangements for the 2017 Eligible Officers under the 2017 Annual Incentive Plan are described above in the “Compensation Discussion and Analysis” section.

Terms of Awards made to the Named Executive Officers under the Incentive Award Plan

The terms of the awards made to the Named Executive Officers under the Incentive Award Plan, including the PSUs and restricted share awards, during 2017 pursuant to the performance-based component of stock awards under the Incentive Award Plans are detailed above in the “Compensation Discussion and Analysis” section.

Outstanding Equity Awards at 2017 Fiscal Year-End

The following table provides information on the holdings of outstanding equity awards by the Named Executive Officers at December 31, 2017. These awards are comprised of SARs, restricted Common Share awards, and PSUs. Each award is shown separately for each named executive.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards, Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Scott L.N. Davidson	86,250	(1)	-		6.89	1/28/2018
	120,000	(1)	-		8.29	1/28/2019
	133,333		66,667	(2)	7.23	2/10/2020
							20,000	(5)	7,600
							17,310	(6)	6,578
							62,064	(7)	23,584
							80,645	(8)	30,645
							145,075	(9)	55,129
							195,000	(10)	74,100
							81,433	(11)	30,945
										372,386	(14)	141,507
										366,449	(15)	139,251
Alfred J. Dilmore	2,916		5,834	(3)	2.38	2/22/2021
	-		25,000	(4)	3.78	2/14/2022
							2,334	(12)	887
							10,000	(13)	3,800
Paul W. Kopsky							-		-
James J. Sebra	75,000	(1)	-		6.89	1/28/2018
	30,000	(1)	-		8.29	1/28/2019
	33,333		16,667	(2)	7.23	2/10/2020
										48,998	(14)	18,619
John J. Reyle	22,500	(1)	-		6.89	1/28/2018
	21,000	(1)	-		8.29	1/28/2019
	14,000		7,000	(2)	7.23	2/10/2020
	12,500		25,000	(3)	2.38	2/22/2021
	-		37,500	(4)	3.78	2/14/2022
							2,334	(5)	887
							10,000	(12)	3,800
							15,000	(13)	5,700
							11,400	(11)	4,332
										31,758	(15)	12,068
Glenn Riis	50,000	(1)	-		8.29	1/28/2019
	30,000		15,000	(2)	7.23	2/10/2020
	29,166		58,334	(3)	2.38	2/22/2021
	-		87,500	(4)	3.78	2/14/2022
							5,000	(5)	1,900
							23,334	(12)	8,867
							35,000	(13)	13,300
							22,801	(11)	8,664
										63,517	(15)	24,136

(1)	These SARs are fully vested. The vested SARs of Messrs. Davidson, Sebra and Riis terminated thirty days after their respective terminations.
(2)	These SARs vest on February 10, 2018. The vested SARs of Messrs. Davidson, Sebra and Riis terminated thirty days after their respective terminations.
(3)

These SARs vest in two equal annual installments on February 22, 2018 and February 22, 2019.  Mr. Riis’ unvested SARs were forfeited upon the termination of his employment on March 15, 2018 and his vested SARs terminated thirty days after his termination.

(4)

These SARS vest in three equal annual installments on February 14, 2018, February 14, 2019, and February 14, 2020.  Mr. Riis’ unvested SARs were forfeited upon the termination of his employment on March 15, 2018 and his vested SARs terminated thirty days after his termination.

(5)	These restricted Common Share awards vest on February 10, 2018.
(6)	These restricted Common Share awards vest on March 31, 2018. Mr. Davidson’s unvested restricted Common Share awards were forfeited upon the termination of his employment on February 28, 2018.
(7)

These restricted Common Share awards vest in three equal annual installments on April 22, 2018, 2019, and 2020. Mr. Davidson’s unvested restricted Common Share awards were forfeited upon the termination of his employment on February 28, 2018.

(8)

These restricted Common Share awards vest in two equal annual installments on May 23, 2018, and 2019. Mr. Davidson’s unvested restricted Common Share awards were forfeited upon the termination of his employment on February 28, 2018.

(9)	These restricted Common Share awards vest in two equal annual installments on December 20, 2018, and 2019.
(10)	These restricted Common Share awards vest in two equal annual installments on December 20, 2018, and 2019.
(11)

These restricted Common Share awards vest in four equal annual installments on April 26, 2018, 2019, 2020 and 2021.  Mr. Davidson’s unvested restricted Common Share awards were forfeited upon the termination of his employment on February 28, 2018. Mr. Riis’ unvested restricted Common Share awards were forfeited upon the termination of his employment on March 15, 2018.

(12)

These restricted Common Share awards vest in two equal annual installments on February 22, 2018 and February 22, 2019. Mr. Riis’ unvested restricted Common Share awards were forfeited upon the termination of his employment on March 15, 2018.

(13)

These restricted Common Share awards vest in three equal annual installments on February 14, 2018, February 14, 2019, and February 14, 2020. Mr. Riis’ unvested restricted Common Share awards were forfeited upon the termination of his employment on March 15, 2018.

(14)

These performance share unit awards are earned over a three year performance period ending December 31, 2018, with 50% of the awards vesting at the end of that three year period and the remaining 50% vesting over an additional one year time vesting period. The unvested number of awards assumes performance at the maximum level. The actual number of units earned based on actual performance ranges from 0% to 150% of target.  Mr. Davidson’s unvested performance share unit awards were forfeited upon the termination of his employment on February 28, 2018.

(15)

These performance share unit awards are earned over a three year performance period ending December 31, 2019, with 50% of the awards vesting at the end of that three year period and the remaining 50% vesting over an additional one year time vesting period. The unvested number of awards assumes performance at the maximum level. The actual number of units earned based on actual performance ranges from 0% to 150% of target. Mr. Davidson’s unvested performance share unit awards were forfeited upon the termination of his employment on February 28, 2018. Mr. Riis’ unvested performance share unit awards were forfeited upon the termination of his employment on March 15, 2018.

Option Exercises and Stock Vested in Fiscal 2017

The following table provides information on the number of shares acquired by the Named Executive Officers upon the vesting of restricted Common Share awards and the value realized at that time before payment of any applicable withholding taxes and brokerage commission in 2017. No SARs were exercised by the Named Executive Officers in 2017.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Scott L.N. Davidson	447,041	1,519,534
Alfred J. Dilmore	1,166	4,151
James J. Sebra	6,667	24,134
John J. Reyle	9,667	34,694
Glenn Riis	20,000	71,817

(1)	The “Value Realized on Vesting” is determined by multiplying the closing price of a Common Share on the NYSE on the vesting date by the number of Common Shares that vested.

Potential Payments on Termination or Change-In-Control

As noted under “Executive Compensation—Narrative to Summary Compensation Table—Employment Agreements,” we have entered into employment agreements with our Named Executive Officers and supplemental agreements with our Named Executive Officers whose employment with RAIT has terminated. These agreements provide for payments and other benefits if a named executive’s employment with us is terminated under circumstances specified in his respective agreement. A named executive’s rights upon the termination of his employment will depend upon the circumstances of the termination. The tables below summarize these rights and the amount of any payments and benefits due under the circumstances specified for the named executive indicated.

Scott L.N. Davidson

As described above, on February 21, 2018, Mr. Davidson, pursuant to the SD Employment Agreement, provided 60 days prior written notice to the Board of his intent to resign from his employment with RAIT for “Good Reason” (as defined in the SD Employment Agreement). While RAIT and Mr. Davidson have each reserved their respective rights under the SD Employment Agreement as to whether Mr. Davidson had “Good Reason” to resign his employment, they agreed to waive the 60 day notice period, pursuant to the SD Separation Agreement entered into between Mr. Davidson and RAIT as of February 27, 2018. Under the Separation Agreement, Mr. Davidson’s employment with RAIT terminated effective February 28, 2018, at which time he also resigned as a member of the Board. Pursuant to the SD Separation Agreement, Mr. Davidson was paid $720,000, which was the estimated amount of the 2017 annual cash bonus to which he would have been entitled had he remained employed during the 60 day notice period.  The SD Separation Agreement terminated the SD Employment Agreement, except for such covenants that survive such termination.

The SD Separation Agreement provides that it is not intended to waive, compromise or diminish Mr. Davidson’s claims against RAIT and any related person or entity, other than as expressly set forth therein and that, conversely, its terms are not intended to waive, compromise or diminish the claims of RAIT or any related person or entity against Mr. Davidson or any defenses they may have to any claims Mr. Davidson brings against them, other than as expressly set forth therein.  The SD Separation Agreement provides that, except as expressly set forth therein, all terms of the SD Employment Agreement, including those provisions that survive the termination of the SD Employment Agreement, remain in full force and effect.

While RAIT has reserved its rights in the SD Separation Agreement to contest whether Mr. Davidson is due any further payments from RAIT as a result of his resignation, SEC guidance indicates that disclosure of severance arrangements for all potential triggering events under the SD Employment Agreement should be provided because he resigned after the end of RAIT’s 2017 fiscal year. The disclosure below is provided in response to this guidance. Under the SD Employment Agreement, if Mr. Davidson’s employment ends for any reason, RAIT will pay accrued salary, bonuses and incentive payments already awarded but not paid (including any pro rata bonus awarded for the year of termination), and other existing obligations. If his employment is terminated without “Cause” or he resigns for “Good Reason” during the term of the SD Employment Agreement, or if RAIT sends a timely notice of non-renewal of the SD Employment Agreement, or if he is terminated after a change of control without Cause or resigns for Good Reason, and, in each circumstance, he executes and does not revoke a mutual release, he will receive: (i) a lump sum cash severance payment equal to 2.25 times the sum of his base salary as in effect immediately prior to termination of his employment and average annual cash bonus (excluding the SD MOU Bonus) for the three year period immediately prior to his termination of employment, (ii) a pro rata portion of his target bonus for the fiscal year of his termination (if there is no target bonus opportunity for the fiscal year, the target bonus for this purpose will be equal to a pro rata portion of the average annual cash bonus (excluding the SD MOU Bonus) Mr. Davidson received for the three year period immediately prior to his termination of employment), (iii) continued medical coverage for 18 months for himself and his spouse and dependents as if he had continued in employment with RAIT, and (iv) all other amounts earned, accrued and owing but not yet paid to him. If he does not provide a release, Mr. Davidson is entitled to receive only the amount due to him under RAIT’s then current severance pay plan for employees, if any. RAIT does not currently have a severance plan applicable to its executive officers. No other payments or benefits are due to Mr. Davidson under the agreement, although he is entitled to any benefits accrued and earned in accordance with the terms of any applicable benefit plans and programs of RAIT.

If Mr. Davidson voluntarily terminates his employment other than for Good Reason, no further payments shall be due him, except that he shall be entitled to any benefits accrued and due in accordance with the terms of any applicable benefit plans and programs of RAIT. RAIT may terminate Mr. Davidson’s employment if Mr. Davidson has been unable to perform the material duties of his employment and has been formally determined to be eligible for disability benefits under RAIT’s long-term disability plan. If his employment is terminated on account of his death or disability, he will receive all amounts earned and accrued as of such date and a pro-rated target bonus (calculated as set forth above) for the fiscal year of his death or disability. RAIT may terminate Mr. Davidson’s employment at any time for Cause, in which event all payments to him cease, except for base salary to the extent already accrued, and for benefits accrued and earned before his termination in accordance with the terms of any of RAIT’s applicable benefit plans and programs.

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

The table below summarizes these rights and the amount of any payments and benefits due under the indicated circumstances for Mr. Davidson assuming the circumstances occurred as of December 31, 2017:

	Resignation without Good Reason (1)	Termination with Cause (1)	Termination without Cause (1)(2)	Resignation for Good Reason (1)(2)	Disability (1)	Death (1)
Bonus for Prior Periods (3)	$720,000	$720,000	$720,000	$720,000	$720,000	$720,000
Severance Payment (4)	$—	$—	$4,512,464	$4,512,464	$—	$—
Medical Coverage (5)	$—	$—	$34,064	$34,064	$—	$—
Total	$720,000	$720,000	$5,266,527	$5,266,527	$720,000	$720,000

(1)

We have assumed no unpaid salary at December 31, 2017. In any instance of his employment being terminated, Mr. Davidson would be entitled to any base salary that was accrued and unpaid as of the date of his termination.

(2)

Assumes that Mr. Davidson executes and does not revoke a written mutual release in a form acceptable to RAIT, of any and all claims against RAIT or Mr. Davidson relating to matters arising out of his employment by RAIT. Without this release, Mr. Davidson would only be entitled to amounts due under RAIT’s severance pay plan, if any. As of December 31, 2017 RAIT did not have a severance pay plan applicable to any executive officer. These same provisions apply if termination occurs in these circumstances upon or after a change in control of RAIT. Mr. Davidson’s resignation within six months of a change in control (as defined in Mr. Davidson’s employment agreement) of RAIT is deemed to be a resignation for “Good Reason” as defined in his employment agreement.

(3)

For purposes of this table, we have assumed that the three year period immediately prior to a termination of employment at December 31, 2017 related to the years 2015, 2016 and 2017 and that Mr. Davidson received the bonuses earned for such period prior to termination. Mr. Davidson would be entitled to his target annual cash bonus, or, in the absence of a target bonus opportunity for the fiscal year, a pro rata portion of the average annual cash bonus Mr. Davidson received for the three year period immediately prior to his termination of employment. For purposes of this table, the termination date is assumed to be the last day of the year, so the pro-ration is 100%.

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

Alfred J. Dilmore

Under the AD Employment Agreement, if Mr. Dilmore’s employment ends for any reason, RAIT will pay accrued salary, bonuses and incentive payments already earned but not paid (including any pro rata bonus awarded for the year of termination), and other existing obligations.  The AD Employment Agreement does not provide for any payment to Mr. Dilmore upon any change in control of RAIT.

If Mr. Dilmore’s employment is terminated without “cause” or he resigns for “good reason” during the term of the employment agreement, and he executes and does not revoke a mutual release, he will receive: (a) a lump sum cash payment equal to 1.5 times the sum of (x) Mr. Dilmore’s base salary, as in effect immediately prior to his termination of employment and (y) the average annual cash bonus Mr. Dilmore received for and applicable to RAIT’s three completed fiscal years immediately prior to Mr. Dilmore’s last day of employment (or, if he was not employed for the entire period covered by such fiscal years, the average annual cash bonus Mr. Dilmore received for and applicable to those completed fiscal years of RAIT for which he was employed for the entire fiscal year) (the “AD Cash Bonus”); (b) a lump sum cash payment equal to a pro rata portion of Mr. Dilmore’s target annual cash bonus for and applicable to the fiscal year of his termination (or, in the absence of a target bonus opportunity for and applicable to the fiscal year of his termination, the lump sum cash payment will be equal to a pro rata portion of the average annual cash bonus Mr. Dilmore received for RAIT’s three completed fiscal years immediately prior to Mr. Dilmore’s last day of employment or, in the event that Mr. Dilmore was not employed for the entire period covered by the three completed fiscal years of RAIT immediately prior to his termination, the cash bonus will be calculated on the basis of the annual cash bonus received for and applicable to those completed fiscal years of RAIT for which he was employed for the entire fiscal year), and (c) for a period of 18 months following the date of termination, Mr. Dilmore will continue to receive the medical coverage in effect at the date of his termination (or generally comparable coverage) for himself and, where applicable, his spouse and dependents, at the same premium rate as may be charged from time to time for employees generally, as if Mr. Dilmore had continued in employment with RAIT during such period. For the avoidance of doubt, neither non-renewal of the AD Employment Agreement by either party nor the expiration of the term of the AD Employment Agreement will entitle Mr. Dilmore to the foregoing payments and benefits set forth in this paragraph. Upon (1) a termination without cause by RAIT, (2) RAIT elects not to renew Mr. Dilmore’s Employment Term, or (3) a resignation for good reason by Mr. Dilmore, all outstanding equity-based compensation awards that are not intended to qualify as “performance-based compensation” under Section 162(m)(4)(C) of the IRC will become fully vested, immediately exercisable and any restrictions thereon will lapse, as the case may be; provided, that any delays in the settlement or payment of such awards that are set forth in the applicable award agreement and that are required under Section 409A of the IRC will remain in effect, and all outstanding equity-based compensation awards that are intended to constitute “performance-based compensation” under Section 162(m)(4)(C) of the IRC will remain outstanding and will vest or be forfeited in accordance with the terms of the applicable award agreements, if the applicable performance goals are satisfied.

If Mr. Dilmore does not provide a release, he is entitled to receive only the amount due to him under the RAIT’s then current severance pay plan for employees, if any. RAIT does not currently have a severance plan applicable to its executive officers. No other payments or benefits are due to Mr. Dilmore under the AD Agreement, although he is entitled to any benefits accrued and earned in accordance with the terms of any applicable benefit plans and programs of RAIT.

RAIT may terminate Mr. Dilmore’s employment, to the extent permitted by applicable law, if Mr. Dilmore has been unable to perform the material duties of his employment and has been formally determined to be eligible for disability benefits under RAIT’s long-term disability plan (“Disability”). RAIT will continue to pay Mr. Dilmore’s base salary until RAIT acts to terminate Mr. Dilmore’s employment. If RAIT terminates Mr. Dilmore’s employment for Disability, Mr. Dilmore will be entitled to receive the following: (a) a lump sum cash payment equal to a pro rata portion of the AD Cash Bonus equivalent to the portion of the year he was employed prior to his termination.

If Mr. Dilmore dies while employed by RAIT, RAIT will pay to Mr. Dilmore’s executor, legal representative, administrator or designated beneficiary, as applicable, a lump sum cash payment equal to a pro rata portion of the AD Cash Bonus equivalent to the portion of the year he was employed prior to his death.

RAIT may terminate Mr. Dilmore’s employment at any time for “cause” upon written notice to Mr. Dilmore, in which event all payments under this Agreement will cease, except for base salary to the extent already accrued. Mr. Dilmore will be entitled to any benefits accrued and earned before his termination in accordance with the terms and conditions of any applicable benefit plans and programs of RAIT in which Mr. Dilmore participated prior to his termination of employment.

“Cause” is defined as (a) Mr. Dilmore’s commission of, or indictment for, or formal admission to a felony, or any crime of moral turpitude, dishonesty, or breach of RAIT’s code of ethics and other referenced policies of RAIT, or any crime involving RAIT; (b) Mr. Dilmore’s engagement in fraud, misappropriation or embezzlement; (c) Mr. Dilmore’s continual failure to substantially perform his reasonably assigned material duties to RAIT (other than a failure resulting from Mr. Dilmore’s incapacity due to physical or mental illness), and such failure has continued for a period of at least 30 days after a written notice of demand, signed by a duly authorized officer of RAIT, has been delivered to Mr. Dilmore specifying the manner in which Mr. Dilmore has failed to substantially perform; or (d) Mr. Dilmore’s breach of the non-competition, non-solicitation, intellectual property or confidentiality restrictions of his employment agreement.

“Good reason” is defined as (a) the material reduction of Mr. Dilmore’s title, authority, duties and responsibilities or the assignment to Mr. Dilmore of duties materially inconsistent with Mr. Dilmore’s position or positions with RAIT; provided, however, that the appointment of a person other than Mr. Dilmore to serve as Chief Financial Officer and Treasurer of RAIT and RAIT directing that Mr. Dilmore, as Chief Accounting Officer, report to such person shall not constitute Good Reason; (b) a reduction in Mr. Dilmore’s base salary; (c) a relocation of Mr. Dilmore’s regular office location at Two Logan Square, 100 N. 18th Street, 23rd Floor, Philadelphia, PA 19103 for the performance of his duties to a location more than thirty (30) miles from such office; or (d) RAIT’s material and willful breach of the AD Employment Agreement.

The AD Employment Agreement provides that during his employment with RAIT and, with respect to clause (a) below, for a period of nine months after the termination of Mr. Dilmore’s employment under any circumstances (other than at the expiration of the maximum employment term of five (5) years or in the event that RAIT elects not to renew Mr. Dilmore’s employment term, in which case clause (a) will not be applicable) and, with respect to clauses (b) and (c) below, for a period of nine months after the termination of Mr. Dilmore’s employment under any circumstances, Mr. Dilmore (without regard to the state in which Mr. Dilmore lives or works) will not, unless acting pursuant to his employment agreement or with the prior written consent of the Board: (a) directly or indirectly, own, manage, operate, finance, join, control or participate in the ownership, management, operation, financing or control of, or be connected as an officer, director, employee, partner, principal, agent, representative, consultant or otherwise with, or use or permit Mr. Dilmore’s name to be used, or perform work in connection with or on behalf of any competing business with respect to the activities of a competing business within any state in which RAIT, and/or its affiliates, then currently engages in any substantial business activity or with respect to any state in which RAIT, and/or its affiliates, engaged in any substantial business activity during the 12 month period preceding Mr. Dilmore’s last day of employment with RAIT; provided, however, that notwithstanding the foregoing, this provision will not be construed to prohibit the passive ownership by Mr. Dilmore of not more than five percent of the capital stock of any entity which is engaged in any competing business having a class of securities registered pursuant to the Exchange Act; or (b) solicit or divert, or attempt to solicit or divert, to any competing business, any individual or entity which is an active or prospective customer, agent, mortgage broker, loan originator or borrower of, with or from RAIT, and/or its affiliates, or was such an active or prospective customer, agent, mortgage broker, loan originator or borrower at any time during the twelve (12) month period immediately preceding Mr. Dilmore’s termination of employment; or (c) employ, attempt to employ, solicit or assist any competing business in employing (or engaging as a consultant) any individual who is a current employee of or consultant to RAIT, and/or its affiliates, or who was an employee or consultant to RAIT and/or its affiliates during the 12 month period immediately preceding Mr. Dilmore’s termination of employment; provided, that this restriction will not prohibit Mr. Dilmore from making general employment solicitations, such as through advertisements in publicly available media, so long as such advertisements are not specifically targeted at employees of RAIT or any of its affiliates.

The phrase “competing business” is defined as any entity or enterprise actively engaged or planning to engage in any business or businesses RAIT and/or its affiliates are actively engaged in (or are expected to be actively engaged in within 12 months) at the time of Mr. Dilmore’s termination of employment (the “Company Business”). Without limiting the scope of the preceding sentence, the phrase “competing business” includes the solicitation, origination, aggregation, pricing, negotiation and/or sale of (1) loans secured by mortgages on commercial real estate, and/or (2) loans to entities engaged in the real estate business, whether to hold these assets for investment or for sale individually or by combining them in one or more entities for sale as an investment (the process referred to as “securitization”). The securitizations, depending upon the make-up of the assets, are often referred to by their acronyms such as “CMBS” (commercial mortgage backed securities), “CDO (collateralized debt obligations), “CLO” (collateralized loan obligations) or other current or future similar acronyms. Notwithstanding the foregoing, an entity or enterprise shall be deemed not to be a competing business if Mr. Dilmore recuses himself from participating in the management by such entity or enterprise of any business substantially similar to the Company Business and provides reasonable assurances to the Company of the same, upon request by the Company.

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

The table below summarizes these rights and the amount of any payments and benefits that would have been due under the indicated circumstances for Mr. Dilmore assuming the circumstances occurred as of December 31, 2017:

	Resignation without Good Reason (1)	Termination with Cause (1)	Termination without Cause (1)	Resignation for Good Reason (1)(2)	Disability (1)(2)	Death (1)(2)
Bonus for Prior Periods (3)	$240,000	$240,000	$240,000	$240,000	$240,000	$240,000
Severance Payment (4)	$—	$—	$657,500	$657,500	$—	$—
Stock Vesting (5)	$—	$—	$4,687	$4,687	$4,687	$4,687
Medical Coverage (6)	$—	$—	$34,064	$34,064	$—	$—
Total	$240,000	$240,000	$936,251	$936,251	$244,687	$244,687

(1)

We have assumed no unpaid salary at December 31, 2017. In any instance of his employment being terminated, Mr. Dilmore would be entitled to any base salary that was accrued and unpaid as of the date of his termination.

(2)

Assumes Mr. Dilmore executes and does not revoke a written mutual release with RAIT acceptable to RAIT. Without this release, Mr. Dilmore would only be entitled to amounts due under RAIT’s severance pay plan, if any. As of December 31, 2017 RAIT did not have a severance pay plan applicable to any executive officer.

(3)

For purposes of this table, we have assumed that the three year period immediately prior to a termination of employment at December 31, 2017 related to the years 2015, 2016 and 2017 and that Mr. Dilmore received the bonuses earned for such period prior to termination. Mr. Dilmore would be entitled to a pro rata bonus earned through the date of termination, which will be calculated based on the bonus earned in the prior year, pro-rated for the number of days he was employed by RAIT in the year of his termination. For purposes of this table, the termination date is assumed to be the last day of the year, so the pro-ration is 100%.

(4)

Equal to 1.5 times the sum of (x) Mr. Dilmore’s base salary as in effect immediately prior to his termination of employment and (y) the average annual cash bonus Mr. Dilmore received for the three year period immediately prior to his termination of employment.

(5)

Upon (1) a termination without cause by RAIT, (2) RAIT elects not to renew Mr. Dilmore’s employment term, or (3) a resignation for good reason by Mr. Dilmore, all outstanding equity-based compensation awards that are not intended to operate in a manner substantially similar to “performance-based compensation” under Section 162(m)(4)(C) of the IRC (whether or not meeting timing and other requirements thereof) shall become fully vested, immediately exercisable and any restrictions thereon shall lapse, as the case may be; provided, that any delays in the settlement or payment of such awards that are set forth in the applicable award agreement and that are required under Section 409A of the IRC shall remain in effect, and all outstanding equity-based compensation awards that are intended to operate in a manner substantially similar to “performance-based compensation” under Section 162(m)(4)(C) of the IRC (whether or not meeting timing and other requirements thereof) under Section 162(m)(4)(C) of the IRC shall remain outstanding and shall vest or be forfeited in accordance with the terms of the applicable award agreements, if the applicable performance goals are satisfied. Mr. Dilmore would immediately vest in 12,334 shares of restricted stock that were unvested at December 31, 2017 The stock priced used in valuing these awards was our closing stock price of $0.38 on December 31, 2017.

(6)	Mr. Dilmore would be entitled to continuation of his medical coverage for a period of 18 months following the date of termination.

Additionally, Mr. Dilmore would vest in certain ancillary benefits provided to all employees if he is terminated, including the vested portion of our matching contributions to his 401(k) account.

Paul W. Kopsky

On September 27, 2017, RAIT entered into the PK Settlement Agreement with Mr. Kopsky. The purpose of the Settlement Agreement, which provides for the termination of Mr. Kopsky’s employment from RAIT retroactive to August 20, 2017, was to provide for a complete and final settlement of all existing and potential disputes between RAIT and Mr. Kopsky, including, but not limited to, all disputes related to Mr. Kopsky’s previous employment by RAIT and the termination of such employment.

The PK Settlement Agreement included the following terms and conditions, among others:

•

RAIT paid Mr. Kopsky a total payment in the amount of $575,000, comprised of a payment to Mr. Kopsky of $542,500, less legally required deductions, and a payment to Mr. Kopsky’s legal counsel of $32,500. Mr. Kopksy agreed that any bonus and/or equity compensation or similar compensation for which he may have been eligible to receive had his employment with RAIT not been terminated on August 20, 2017 is terminated and that he shall have no right to receive any such compensation.

•

RAIT released Mr. Kopsky from the covenants in the Employment Agreement that restrict his ability to be employed by a competing business. The Settlement Agreement provides that the restrictions on non-solicitation, intellectual property rights, confidentiality and claw-backs set forth in the Employment Agreement shall remain binding on Mr. Kopsky.

•	Mr. Kopsky releases RAIT and the other releasees (as such term is defined in the PK Settlement Agreement) from each and every claim (as such term is defined in the PK Settlement Agreement).

•	RAIT releases Mr. Kopsky from any and all defined claims.

James J. Sebra

RAIT and Mr. Sebra entered into the JS MOU on September 26, 2016 and the JS Separation Agreement on December 14, 2016 which set forth the term of Mr. Sebra’s severance compensation in preparation for his resignation as RAIT’s CFO. The JS MOU and JS Separation Agreement provided that Mr. Sebra would remain CFO of RAIT until the later to occur of March 31, 2017, or the filing of RAIT’s Annual Report on Form 10-K for the fiscal year ending December 31, 2016 with the SEC. Mr. Sebra resigned as RAIT’s CFO and Treasurer on March 31, 2017 and Mr. Kopsky succeeded him in those positions on that date. Pursuant to the JS MOU and the JS Separation Agreement, Mr. Sebra received the following severance compensation:

•	Mr. Sebra received a fixed cash bonus of $110,293 equal to 25% of his total 2016 cash bonus.
•

Effective December 20, 2016, all equity awards (other than Mr. Sebra’s 2015 PSUs and 2016 PSUs) previously granted to Mr. Sebra had all service conditions removed but had restrictions on transfer until they vested in accordance with their original vesting schedule. In addition: (i) Mr. Sebra remained entitled to accrued dividends and dividend equivalents on all such equity awards, (ii) options and share appreciation rights (“ SARs “) held by Mr. Sebra could be exercised after vesting through the expiration of the original term of such options and SARs and (iii) the 2015 PSUs and 2016 PSUs would continue to time vest while remaining subject to the achievement of the relevant performance metrics, in each case as if Mr. Sebra remained employed by RAIT throughout the term. Any performance target for the 2015 PSUs determined based on a subjective evaluation of Mr. Sebra’s performance by the Compensation Committee would, for purposes of such 2015 PSUs, be computed such that the percentile achievement for such subjective target shall equal the weighted average of the percentiles achieved for the objectively evaluated targets applicable to such 2015 PSUs. On December 20, 2017, after the changes to these equity awards, RAIT calculated the fair value of these equity awards to be $89,876.

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

John J. Reyle

As discussed above, effective upon Mr. Davidson’s resignation as CEO in February 2017, the Board appointed Mr. Reyle to serve as Interim Chief Executive Officer and Interim President of RAIT. Mr. Reyle continued to serve as RAIT’s General Counsel.  In connection with Mr. Reyle’s appointment as Interim Chief Executive Officer and Interim President, RAIT and Mr. Reyle entered into the JR Letter Agreement pursuant to which Mr. Reyle will receive an increased annual base salary of $500,000 during the term of his appointment as Interim Chief Executive Officer and Interim President of RAIT. Upon the termination of Mr. Reyle’s appointment as Interim Chief Executive Officer and Interim President by the Board, his salary will be reduced to $390,000. Except for the increase to his salary, Mr. Reyle will continue to be employed pursuant to the terms of the JR Employment Agreement, provisions of which relating to potential payments on termination or change-in-control are described below.

Under the JR Employment Agreement, if Mr. Reyle’s employment ends for any reason, RAIT will pay accrued salary, bonuses and incentive payments already earned but not paid (including any pro rata bonus awarded for the year of termination), and other existing obligations. The JR Employment Agreement does not provide for any payment to Mr. Reyle upon any change in control of RAIT.

If Mr. Reyle’s employment is terminated without “cause” or he resigns for “good reason” during the term of the employment agreement, and he executes and does not revoke a mutual release, he will receive: (a) a lump sum cash payment equal to 1.5 times the sum of (x) Mr. Reyle’s base salary, as in effect immediately prior to his termination of employment and (y) the average annual cash bonus Mr. Reyle received for and applicable to RAIT’s three completed fiscal years immediately prior to Mr. Reyle’s last day of employment (or, if he was not employed for the entire period covered by such fiscal years, the average annual cash bonus Mr. Reyle received for and applicable to those completed fiscal years of RAIT for which he was employed for the entire fiscal year) (the “JR Cash Bonus”); (b) a lump sum cash payment equal to a pro rata portion of Mr. Reyle’s target annual cash bonus for and applicable to the fiscal year of his termination (or, in the absence of a target bonus opportunity for and applicable to the fiscal year of his termination, the lump sum cash payment will be equal to a pro rata portion of the average annual cash bonus Mr. Reyle received for RAIT’s three completed fiscal years immediately prior to Mr. Reyle’s last day of employment or, in the event that Mr. Reyle was not employed for the entire period covered by the three completed fiscal years of RAIT immediately prior to his termination, the cash bonus will be calculated on the basis of the annual cash bonus received for and applicable to those completed fiscal years of RAIT for which he was employed for the entire fiscal year), and (c) for a period of 18 months following the date of termination, Mr. Reyle will continue to receive the medical coverage in effect at the date of his termination (or generally comparable coverage) for himself and, where applicable, his spouse and dependents, at the same premium rate as may be charged from time to time for employees generally, as if Mr. Reyle had continued in employment with RAIT during such period. For the avoidance of doubt, neither non-renewal of the JR Employment Agreement by either party nor the expiration of the term of the JR Employment Agreement will entitle Mr. Reyle to the foregoing payments and benefits set forth in this paragraph. Upon (1) a termination without cause by RAIT, (2) RAIT elects not to renew Mr. Reyle’s Employment Term, or (3) a resignation for good reason by Mr. Reyle, all outstanding equity-based compensation awards that are not intended to qualify as “performance-based compensation” under Section 162(m)(4)(C) of the IRC will become fully vested, immediately exercisable and any restrictions thereon will lapse, as the case may be; provided, that any delays in the settlement or payment of such awards that are set forth in the applicable award agreement and that are required under Section 409A of the IRC will remain in effect, and all outstanding equity-based compensation awards that are intended to constitute “performance-based compensation” under Section 162(m)(4)(C) of the IRC will remain outstanding and will vest or be forfeited in accordance with the terms of the applicable award agreements, if the applicable performance goals are satisfied.

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

The phrase “competing business” is defined as any entity or enterprise actively engaged or planning to engage in any business or businesses RAIT and/or its affiliates are actively engaged in (or are expected to be actively engaged in within 12 months) at the time of Mr. Reyle’s termination of employment (the “Company Business”). Without limiting the scope of the preceding sentence, the phrase “competing business” includes the solicitation, origination, aggregation, pricing, negotiation and/or sale of (1) loans secured by mortgages on commercial real estate, and/or (2) loans to entities engaged in the real estate business, whether to hold these assets for investment or for sale individually or by combining them in one or more entities for sale as an investment (the process referred to as “securitization”). The securitizations, depending upon the make-up of the assets, are often referred to by their acronyms such as “CMBS”, “CDO, “CLO” or other current or future similar acronyms. Notwithstanding the foregoing, an entity or enterprise shall be deemed not to be a competing business if Mr. Reyle recuses himself from participating in the management by such entity or enterprise of any business substantially similar to the Company Business and provides reasonable assurances to the Company of the same, upon request by the Company.

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

The table below summarizes these rights and the amount of any payments and benefits that would have been due under the indicated circumstances for Mr. Reyle assuming the circumstances occurred as of December 31, 2017:

	Resignation without Good Reason (1)	Termination with Cause (1)	Termination without Cause (1)	Resignation for Good Reason (1)	Disability (1)(2)	Death (1)(2)
Bonus for Prior Periods (3)	$450,000	$450,000	$450,000	$450,000	$450,000	$450,000
Severance Payment (4)	$—	$—	$925,000	$925,000	$—	$—
Stock Vesting (5)	$—	$—	$14,719	$14,719	$14,719	$14,719
Medical Coverage (6)	$—	$—	$34,064	$34,064	$—	$—
Total	$450,000	$450,000	$1,423,783	$1,423,783	$464,719	$464,719

(1)

We have assumed no unpaid salary at December 31, 2017. In any instance of his employment being terminated, Mr. Reyle would be entitled to any base salary that was accrued and unpaid as of the date of his termination.

(2)

Assumes Mr. Reyle executes and does not revoke a written mutual release with RAIT acceptable to RAIT. Without this release, Mr. Reyle would only be entitled to amounts due under RAIT’s severance pay plan, if any. As of December 31, 2017 RAIT did not have a severance pay plan applicable to any executive officer.

(3)

For purposes of this table, we have assumed that the three year period immediately prior to a termination of employment at December 31, 2017 related to the years 2015, 2016 and 2017 and that Mr. Reyle received the bonuses earned for such period prior to termination. Mr. Reyle would be entitled to a pro rata bonus earned through the date of termination, which will be calculated based on the bonus earned in the prior year, pro-rated for the number of days he was employed by RAIT in the year of his termination. For purposes of this table, the termination date is assumed to be the last day of the year, so the pro-ration is 100%.

(4)

Equal to 1.5 times the sum of (x) Mr. Reyle’s base salary as in effect immediately prior to his termination of employment and (y) the average annual cash bonus Mr. Reyle received for the three year period immediately prior to his termination of employment.

(5)

Upon (1) a termination without cause by RAIT, (2) RAIT elects not to renew Mr. Reyle’s employment term, or (3) a resignation for good reason by Mr. Reyle, all outstanding equity-based compensation awards that are not intended to operate in a manner substantially similar to “performance-based compensation” under Section 162(m)(4)(C) of the IRC (whether or not meeting timing and other requirements thereof) shall become fully vested, immediately exercisable and any restrictions thereon shall lapse, as the case may be; provided, that any delays in the settlement or payment of such awards that are set forth in the applicable award agreement and that are required under Section 409A of the IRC shall remain in effect, and all outstanding equity-based compensation awards that are intended to operate in a manner substantially similar to “performance-based compensation” under Section 162(m)(4)(C) of the IRC (whether or not meeting timing and other requirements thereof) under Section 162(m)(4)(C) of the IRC shall remain outstanding and shall vest or be forfeited in accordance with the terms of the applicable award agreements, if the applicable performance goals are satisfied. Mr. Reyle would immediately vest in 38,734 shares of restricted stock that were unvested at December 31, 2017 The stock priced used in valuing these awards was our closing stock price of $0.38 on December 31, 2017.

(6)	Mr. Reyle would be entitled to continuation of his medical coverage for a period of 18 months following the date of termination.

Additionally, Mr. Reyle would vest in certain ancillary benefits provided to all employees if he is terminated, including the vested portion of our matching contributions to his 401(k) account.

Glenn Riis

As described above, Mr. Riis and RAIT entered into the GR Separation Agreement which provided for the termination of his employment by RAIT effective March 15, 2018.  Pursuant to the GR Separation Agreement, RAIT made a $525,000 severance payment to Mr. Riis.  The GR Separation Agreement also provided that RAIT released Mr. Riis from the non-competition covenants in the GR Employment Agreement that would otherwise survive the termination of his employment, while the remaining provisions relating to non-solicitation of RAIT customers, employees and consultants, intellectual property, confidentiality, and equitable relief would remain in full force and effect.  The GR Separation Agreement terminates the GR Employment Agreement, except for such covenants that survive such termination.

RAIT’s obligations to Mr. Riis in connection with his resignation are set forth above and RAIT’s obligations under the GR Employment Agreement are terminated. However, SEC guidance indicates that disclosure of severance arrangements for all potential triggering events under the GR Employment Agreement should be provided because he resigned after the end of RAIT’s 2017 fiscal year. The disclosure below is provided in response to this guidance.  Under the GR Employment Agreement, if Mr. Riis’s employment ends for any reason, RAIT will pay accrued salary, bonuses and incentive payments already earned but not paid (including any pro rata bonus awarded for the year of termination), and other existing obligations. The GR Employment Agreement did not provide for any payment to Mr. Riis upon any change in control of RAIT.

If Mr. Riis’s employment is terminated without “cause” or he resigns for “good reason” during the term of the employment agreement, and he executes and does not revoke a mutual release, he will receive: (a) a lump sum cash payment equal to 1.5 times the sum of (x) Mr. Riis’s base salary, as in effect immediately prior to his termination of employment and (y) the average annual cash bonus Mr. Riis received for and applicable to RAIT’s three completed fiscal years immediately prior to Mr. Riis’s last day of employment (or, if he was not employed for the entire period covered by such fiscal years, the average annual cash bonus Mr. Riis received for and applicable to those completed fiscal years of RAIT for which he was employed for the entire fiscal year) (the “GR Cash Bonus”); (b) a lump sum cash payment equal to a pro rata portion of Mr. Riis’s target annual cash bonus for and applicable to the fiscal year of his termination (or, in the absence of a target bonus opportunity for and applicable to the fiscal year of his termination, the lump sum cash payment will be equal to a pro rata portion of the average annual cash bonus Mr. Riis received for RAIT’s three completed fiscal years immediately prior to Mr. Riis’s last day of employment or, in the event that Mr. Riis was not employed for the entire period covered by the three completed fiscal years of RAIT immediately prior to his termination, the cash bonus will be calculated on the basis of the annual cash bonus received for and applicable to those completed fiscal years of RAIT for which he was employed for the entire fiscal year), and (c) for a period of 18 months following the date of termination, Mr. Riis will continue to receive the medical coverage in effect at the date of his termination (or generally comparable coverage) for himself and, where applicable, his spouse and dependents, at the same premium rate as may be charged from time to time for employees generally, as if Mr. Riis had continued in employment with RAIT during such period. For the avoidance of doubt, neither non-renewal of the GR Employment Agreement by either party nor the expiration of the term of the GR Employment Agreement will entitle Mr. Riis to the foregoing payments and benefits set forth in this paragraph. Upon (1) a termination without cause by RAIT, (2) RAIT elects not to renew Mr. Riis’s Employment Term, or (3) a resignation for good reason by Mr. Riis, all outstanding equity-based compensation awards that are not intended to qualify as “performance-based compensation” under Section 162(m)(4)(C) of the IRC will become fully vested, immediately exercisable and any restrictions thereon will lapse, as the case may be; provided, that any delays in the settlement or payment of such awards that are set forth in the applicable award agreement and that are required under Section 409A of the IRC will remain in effect, and all outstanding equity-based compensation awards that are intended to constitute “performance-based compensation” under Section 162(m)(4)(C) of the IRC will remain outstanding and will vest or be forfeited in accordance with the terms of the applicable award agreements, if the applicable performance goals are satisfied.

If Mr. Riis does not provide a release, he is entitled to receive only the amount due to him under the RAIT’s then current severance pay plan for employees, if any. RAIT does not currently have a severance plan applicable to its executive officers. No other payments or benefits are due to Mr. Riis under the GR Agreement, although he is entitled to any benefits accrued and earned in accordance with the terms of any applicable benefit plans and programs of RAIT.

RAIT may terminate Mr. Riis’s employment, to the extent permitted by applicable law, if Mr. Riis has been unable to perform the material duties of his employment and has been formally determined to be eligible for disability benefits under RAIT’s long-term disability plan (“Disability”). RAIT will continue to pay Mr. Riis’s base salary until RAIT acts to terminate Mr. Riis’s employment. If RAIT terminates Mr. Riis’s employment for Disability, Mr. Riis will be entitled to receive the following: (a) a lump sum cash payment equal to a pro rata portion of the GR Cash Bonus equivalent to the portion of the year he was employed prior to his termination.

If Mr. Riis dies while employed by RAIT, RAIT will pay to Mr. Riis’s executor, legal representative, administrator or designated beneficiary, as applicable, a lump sum cash payment equal to a pro rata portion of the GR Cash Bonus equivalent to the portion of the year he was employed prior to his death.

RAIT may terminate Mr. Riis’s employment at any time for “cause” upon written notice to Mr. Riis, in which event all payments under this Agreement will cease, except for base salary to the extent already accrued. Mr. Riis will be entitled to any benefits accrued and earned before his termination in accordance with the terms and conditions of any applicable benefit plans and programs of RAIT in which Mr. Riis participated prior to his termination of employment.

“Cause” is defined as (a) Mr. Riis’s commission of, or indictment for, or formal admission to a felony, or any crime of moral turpitude, dishonesty, or breach of RAIT’s code of ethics and other referenced policies of RAIT, or any crime involving RAIT; (b) Mr. Riis’s engagement in fraud, misappropriation or embezzlement; (c) Mr. Riis’s continual failure to substantially perform his reasonably assigned material duties to RAIT (other than a failure resulting from Mr. Riis’s incapacity due to physical or mental illness), and such failure has continued for a period of at least 30 days after a written notice of demand, signed by a duly authorized officer of RAIT, has been delivered to Mr. Riis specifying the manner in which Mr. Riis has failed to substantially perform; or (d) Mr. Riis’s breach of the non-competition, non-solicitation, intellectual property or confidentiality restrictions of his employment agreement.

“Good reason” is defined as (a) the material reduction of Mr. Riis’s title, authority, duties and responsibilities or the assignment to Mr. Riis of duties materially inconsistent with Mr. Riis’s position or positions with RAIT; (b) a reduction in Mr. Riis’s base salary; or (c) RAIT’s material and willful breach of the GR Employment Agreement.

The GR Employment Agreement provides that during his employment with RAIT and, with respect to clause (a) below, for a period of nine months after the termination of Mr. Riis’s employment under any circumstances (other than at the expiration of the maximum employment term of five (5) years or in the event that RAIT elects not to renew Mr. Riis’s employment term, in which case clause (a) will not be applicable) and, with respect to clauses (b) and (c) below, for a period of nine months after the termination of Mr. Riis’s employment under any circumstances, Mr. Riis (without regard to the state in which Mr. Riis lives or works) will not, unless acting pursuant to his employment agreement or with the prior written consent of the Board: (a) directly or indirectly, own, manage, operate, finance, join, control or participate in the ownership, management, operation, financing or control of, or be connected as an officer, director, employee, partner, principal, agent, representative, consultant or otherwise with, or use or permit Mr. Riis’s name to be used, or perform work in connection with or on behalf of any competing business with respect to the activities of a competing business within any state in which RAIT, and/or its affiliates, then currently engages in any substantial business activity or with respect to any state in which RAIT, and/or its affiliates, engaged in any substantial business activity during the 12 month period preceding Mr. Riis’s last day of employment with RAIT; provided, however, that notwithstanding the foregoing, this provision will not be construed to prohibit the passive ownership by Mr. Riis of not more than five percent of the capital stock of any entity which is engaged in any competing business having a class of securities registered pursuant to the Exchange Act; or (b) solicit or divert, or attempt to solicit or divert, to any competing business, any individual or entity which is an active or prospective customer, agent, mortgage broker, loan originator or borrower of, with or from RAIT, and/or its affiliates, or was such an active or prospective customer, agent, mortgage broker, loan originator or borrower at any time during the twelve (12) month period immediately preceding Mr. Riis’s termination of employment; or (c) employ, attempt to employ, solicit or assist any competing business in employing (or engaging as a consultant) any individual who is a current employee of or consultant to RAIT, and/or its affiliates, or who was an employee or consultant to RAIT and/or its affiliates during the 12 month period immediately preceding Mr. Riis’s termination of employment; provided, that this restriction will not prohibit Mr. Riis from (i) making general employment solicitations, such as through advertisements in publicly available media, so long as such advertisements are not specifically targeted at employees of RAIT or any of its affiliates.

The phrase “competing business” is defined as any entity or enterprise actively engaged or planning to engage in any business or businesses RAIT and/or its affiliates are actively engaged in (or are expected to be actively engaged in within 12 months) at the time of Mr. Riis’s termination of employment (the “Company Business”). Without limiting the scope of the preceding sentence, the phrase “competing business” includes the solicitation, origination, aggregation, pricing, negotiation and/or sale of (1) loans secured by mortgages on commercial real estate, and/or (2) loans to entities engaged in the real estate business, whether to hold these assets for investment or for sale individually or by combining them in one or more entities for sale as an investment (the process referred to as “securitization”). The securitizations, depending upon the make-up of the assets, are often referred to by their acronyms such as “CMBS”, “CDO”, “CLO” or other current or future similar acronyms. Notwithstanding the foregoing, an entity or enterprise shall be deemed not to be a competing business if Mr. Riis recuses himself from participating in the management by such entity or enterprise of any business substantially similar to the Company Business and provides reasonable assurances to the Company of the same, upon request by the Company.

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

The table below summarizes these rights and the amount of any payments and benefits that would have been due under the indicated circumstances for Mr. Riis assuming the circumstances occurred as of December 31, 2017:

	Resignation without Good Reason (1)	Termination with Cause (1)	Termination without Cause (1)	Resignation for Good Reason (1)	Disability (1)(2)	Death (1)(2)
Bonus for Prior Periods (3)	$275,000	$275,000	$275,000	$275,000	$275,000	$275,000
Severance Payment (4)	$—	$—	$887,500	$887,500	$—	$—
Stock Vesting (5)	$—	$—	$32,731	$32,731	$32,731	$32,731
Medical Coverage (6)	$—	$—	$11,448	$11,448	$—	$—
Total	$275,000	$275,000	$1,206,679	$1,206,679	$307,731	$307,731
(1)

We have assumed no unpaid salary at December 31, 2017. In any instance of his employment being terminated, Mr. Riis would be entitled to any base salary that was accrued and unpaid as of the date of his termination.

(2)

Assumes Mr. Riis executes and does not revoke a written mutual release with RAIT acceptable to RAIT. Without this release, Mr. Riis would only be entitled to amounts due under RAIT’s severance pay plan, if any. As of December 31, 2017 RAIT did not have a severance pay plan applicable to any executive officer.

(3)

For purposes of this table, we have assumed that the three year period immediately prior to a termination of employment at December 31, 2017 related to the years 2015, 2016 and 2017 and that Mr. Riis received the bonuses earned for such period prior to termination. Mr. Riis would be entitled to a pro rata bonus earned through the date of termination, which will be calculated based on the bonus earned in the prior year, pro-rated for the number of days he was employed by RAIT in the year of his termination. For purposes of this table, the termination date is assumed to be the last day of the year, so the pro-ration is 100%.

(4)

Equal to 1.5 times the sum of (x) Mr. Riis’s base salary as in effect immediately prior to his termination of employment and (y) the average annual cash bonus Mr. Riis received for the three year period immediately prior to his termination of employment.

(5)

Upon (1) a termination without cause by RAIT, (2) RAIT elects not to renew Mr. Riis’s employment term, or (3) a resignation for good reason by Mr. Riis, all outstanding equity-based compensation awards that are not intended to operate in a manner substantially similar to “performance-based compensation” under Section 162(m)(4)(C) of the IRC (whether or not meeting timing and other requirements thereof) shall become fully vested, immediately exercisable and any restrictions thereon shall lapse, as the case may be; provided, that any delays in the settlement or payment of such awards that are set forth in the applicable award agreement and that are required under Section 409A of the IRC shall remain in effect, and all outstanding equity-based compensation awards that are intended to operate in a manner substantially similar to “performance-based compensation” under Section 162(m)(4)(C) of the IRC (whether or not meeting timing and other requirements thereof) under Section 162(m)(4)(C) of the IRC shall remain outstanding and shall vest or be forfeited in accordance with the terms of the applicable award agreements, if the applicable performance goals are satisfied. Mr. Riis would immediately vest in 86,135 shares of restricted stock that were unvested at December 31, 2017 The stock priced used in valuing these awards was our closing stock price of $0.38 on December 31, 2017.

(6)	Mr. Riis would be entitled to continuation of his medical coverage for a period of 18 months following the date of termination.

Additionally, Mr. Riis would vest in certain ancillary benefits provided to all employees if he is terminated, including the vested portion of our matching contributions to his 401(k) account.

Chief Executive Officer Pay Ratio

As required by Section 953 (b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Mr. Davidson, our former CEO and former President who left RAIT in February 2018.

For 2017, our last completed fiscal year:

•	the median of the annual total compensation of all employees of our company (other than our CEO) was $66,426; and
•	the annual total compensation of our CEO, as reported in the Summary Compensation Table included elsewhere in this Amendment, was $4,537,135.

Based on this information, for 2017, the ratio of the annual total compensation of Mr. Davidson, our former Chief Executive Officer and former President, to the median of the annual total compensation of all employees was 68 to 1.

To identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of our median employee and our former CEO, we took the following steps:

•

We determined that, as of December 31, 2017, our employee population consisted of approximately 220 individuals, including 167 employees of our subsidiary, Urban Retail, with all of these individuals located in the United States.  This population consisted of our full-time, part-time, and temporary employees.  We did not retain or engage any independent contractors or similar workers during 2017.  We selected December 31, 2017 as the date upon which we would identify the “median employee” because it enabled us to make such identification in a reasonably efficient and economical manner.

•

To identify the “median employee” from our employee population, we compared the amount of salary and wages of our employees as reflected in our payroll records as reported to the Internal Revenue Service on Form W-2 for 2017.  In making this determination, we annualized the compensation of approximately 44 full-time employees who were hired in 2017 but did not work for us for the entire fiscal year.

•

In 2017, we distributed annual vested equity awards to most of our employees employed by RAIT and did not distribute any equity awards to the 167 employees of our subsidiary, Urban Retail.  The vested equity awards were included in our compensation measure.  Approximately 85% of our employees employed by RAIT received vested equity awards in 2017.

•

We identified our median employee using this compensation measure, which was consistently applied to all our employees included in the calculation.  Since all our employees are located in the United States, as is our former CEO, we did not make any cost-of-living adjustments in identifying the “median employee”.  Once we identified our “median employee”, we combined all of the elements of such employee’s compensation for 2017 in accordance with the requirements of Item 402(c)(2) (x) of Regulation S-K, resulting in annual total compensation of $24,115,479.  Since we do not maintain a defined benefit or other actuarial plan for our employees, and do not otherwise provide a plan for payment or other benefits at, following, or in connection with retirement, the “median employee’s” annual total compensation included amounts attributable to these arrangements, since we provide company matching contributions to participants in our Section 401(k) employee savings plan.

•	With respect to the annual total compensation of our former CEO, we used the amount reported in the “Total” column (column (j)) of our 2017 Summary Compensation Table included in this Amendment.

Trustee Compensation

For the period from January 1, 2017 through December 31, 2017, the Compensation Committee approved the following compensation for each non-employee Trustee of RAIT:

•	An annual cash retainer of $50,000 payable in four quarterly installments of $12,500.
•	With respect to the members of the Audit Committee, an additional cash fee of $20,000 for the chairman and an additional cash fee of $10,000 for each other member of the Audit Committee.
•	With respect to the members of the Compensation Committee, an additional cash fee of $20,000 for the chairman and an additional cash fee of $10,000 for each other member of the Compensation Committee.
•	With respect to the members of the Nominating committee, an additional cash fee of $6,000 for the chairman and an additional cash fee of $3,000 for each other member of the Nominating committee.
•

With respect to the members of the Risk Management Committee, an additional cash fee of $12,000 for the chairman and an additional cash fee of $6,000 for each other member of the Risk Management Committee.

•

With respect to the members of the Special Committee, an additional monthly cash fee of $10,000 for the chairman and an additional monthly cash fee of $8,750 for each other member of the Special Committee.

•

With respect to the independent Chairman of the Board during his initial term beginning on October 18, 2016 and ending at the quarterly Board meeting next following October 18, 2017 and until his successor is elected and qualifies or his resignation or removal as Chairman, the following additional compensation:

•	An annual cash retainer of $150,000 payable in quarterly installments.
•

An aggregate Share Award (as defined in the Incentive Award Plan) made June 28, 2017 under the Incentive Award Plan with a grant date fair value of $150,000 (the “Chairman Award”) vesting as follows: (i) one half on the Trustee Grant Date; (i) one sixth on the first anniversary of the Trustee Grant Date; (ii) one sixth on the second anniversary of the Trustee Grant Date; and (iii) one sixth on the third anniversary of the Trustee Grant Date. The Chairman Award, when made, will be subject only to time vesting. The Chairman Award will be subject to the terms and conditions of the Incentive Award Plan.

•

With respect each of the non-employee Trustees serving on June 28, 2017, a new fully vested Share Award under the Incentive Award Plan with a grant date fair value of $50,000.   With respect to Mr. Klein and Ms. Kuenstner who joined the Board on July 9, 2017, a new fully vested Share Award under the Incentive Award Plan with a grant date fair value of $25,000.

The following table sets forth information regarding the compensation paid or accrued by RAIT during 2017 to each of our non-employee Trustees:

Trustee Compensation in 2017

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Andrew Batinovich	62,554	49,999	112,553
Edward S. Brown (2)	8,944	-	8,944
Frank A. Farnesi	68,141	49,999	118,140
S. Kristin Kim	68,288	49,999	118,287
Justin P. Klein (3)	69,704	24,998	94,702
Nancy Jo Kuenstner (3)	31,359	24,998	56,357
Michael J. Malter	257,465	199,998	457,463
Jon C. Sarkisian	73,832	49,999	123,831
Andrew M. Silberstein	50,000	49,999	99,999
Murray Stempel III	67,031	49,999	117,030
Thomas D. Wren (4)	94,444	49,999	144,443
	851,763	599,987	1,451,750

(1)

This column represents the aggregate grant date fair value of restricted Common Share awards granted to each of the Trustees in 2017 computed in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation.” The amount of the award was based on the closing price on the NYSE of a Common Share on the date of grant. See Note 12. All of these awards had vested by December 31, 2017.

(2)	Mr. Brown resigned from the board effective February 15, 2017.
(3)	Mr. Klein and Ms. Kuenstner joined the board effective July 9, 2017.
(4)	Mr. Wren joined the board effective February 15, 2017.

In carrying out the 2018 strategic steps, the Board, upon the recommendation of the Nominating Committee, has determined to reduce the size of the Board from ten to six to be effected by nominating the six persons to be proposed for election to the Board at the Annual Meeting.   The Compensation Committee also determined to transition Trustee compensation from an annual basis to an annual meeting to annual meeting basis.  The Compensation Committee expects to review Trustee compensation for the period after the Annual Meeting after the Annual Meeting is completed.  For the period from January 1, 2018 through the Annual Meeting, the Compensation Committee approved the following cash compensation for each non-employee Trustee of RAIT:

•	A quarterly cash retainer of $12,500.
•

With respect to the members of the Audit Committee, an additional quarterly cash fee of $5,000 for the chairman and an additional quarterly cash fee of $2,500 for each other member of the Audit Committee.

•

With respect to the members of the Compensation Committee, an additional quarterly cash fee of $5,000 for the chairman and an additional quarterly cash fee of $2,500 for each other member of the Compensation Committee.

•	With respect to the members of the Nominating Committee, an additional cash fee of $6,000 for the chairman and an additional cash fee of $3,000 for each other member of the Nominating committee.
•

With respect to the members of the Risk Management Committee, an additional quarterly cash fee of $3,000 for the chairman and an additional quarterly cash fee of $1,500 for each other member of the Risk Management Committee.

•

With respect to the members of the Special Committee, an additional monthly cash fee of $10,000 for the chairman and an additional monthly cash fee of $8,750 for each other member of the Special Committee.

•

With respect to the independent Chairman of the Board, on February 26, 2018 in connection with approving the 2018 strategic steps, RAIT entered into a previously disclosed Non-Executive Chairman Agreement (the “Chairman Agreement”) with Mr. Malter, the Chairman of the Board. Under the Chairman Agreement, Mr. Malter will assume additional responsibilities as the independent, non-executive Chairman of the Board in connection with RAIT’s on-going assessment of its financial performance and financial needs. As compensation for his performance of such additional responsibilities, Mr. Malter will receive a monthly fee in the amount of $62,500. Mr. Malter will also receive a cash payment in the amount of $75,000 for the pro-rated portions of accrued but unpaid compensation due to him for his service as Chairman of the Board prior to the effective date of the Chairman Agreement.   The Board approved entering into the Chairman Agreement upon the joint recommendation of the Compensation Committee and the Nominating Committee.

•	The Compensation Committee has deferred consideration of whether, and, if so, when, to make awards to non-management Trustees under the Incentive Award Plan for 2018.

Compensation Committee Interlocks and Insider Participation

None of RAIT’s Named Executive Officers serves, nor at any time during 2017 served, as a member of the board of directors or compensation committee of any other entity whose executive officer(s) serve as a member of RAIT’s Board or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information regarding RAIT’s equity compensation plans as of December 31, 2017.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		(b) Weighted Average Exercise Price of Outstanding Options Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders	883,108	(1)	$5.68	3,361,603	(2)
Equity compensation plans not approved by security holders	-		n/a	-
Total	883,108			3,361,603

(1)

Includes 421,384 and 461,724 PSUs issued in 2016 and 2017, respectively, which remained subject to forfeiture at December 31, 2017. The terms of the PSUs are described above under “Compensation Discussion and Analysis.” The weighted average exercise price in column (b) does not take the PSUs into account. The number of PSUs reflects the maximum number of Common Shares to be awarded if the maximum criteria is achieved. All outstanding SARs have been excluded since the exercise price of all outstanding SARs is above the NYSE closing price on December 31, 2017 of $0.38 per Common Share. The excluded outstanding SARs are comprised of (a) 737,750 SARs awarded January 29, 2013 with an exercise price of $6.89; (b) 565,850 SARs awarded January 29, 2014 with an exercise price of $8.29; (c) 882,650 SARs awarded February 10, 2015 with an exercise price of $7.23; (d) 687,954 SARs awarded February 22, 2016 with an exercise price of $2.38; and (e) 768,750 SARs awarded February 14, 2017 with an exercise price of $3.78. The Compensation Committee has elected to settle vested outstanding SARs in Common Shares to the extent Common Shares are available under the Incentive Award Plan and not reserved for issuance under other grants under the Incentive Award Plan and evaluates whether to settle any SARs that are vesting in cash or Common Shares as needed. The Compensation Committee will settle SARs in cash to the extent Common Shares are not available under the Incentive Award Plan and so the maximum number of Common Shares issuable under these SARs will not exceed the number of Common Shares then available for issuance under the Incentive Award Plan and not reserved for issuance under other grants under the Incentive Award Plan. Excludes 1,246,484 restricted Common Share awards that remained subject to forfeiture at December 31, 2017 because they are neither to be issued upon exercise of outstanding options, warrants and rights nor available for future issuance.

(2)

Assumes the reduction of the number of Common Shares remaining issuable under the Incentive Award Plan at December 31, 2017 by a number of the Common Shares reported in column (a). The Compensation Committee periodically establishes a reserve for the number of Common Shares issuable with respect to the vested outstanding SARs based on the number of vested SARs at the relevant time and estimated market prices and the number of Common Shares issuable under the Incentive Award Plan is reduced only by the reserves established by the Compensation Committee.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage owned by each person who, to the knowledge of RAIT as of the date of the report referenced in the footnotes to the table, is the beneficial owner of more than 5% of the outstanding voting securities of RAIT.  RAIT believes only its Common Shares are voting securities.  RAIT’s preferred shares of beneficial interest, par value $0.01 per share (the “Preferred Shares”) have limited voting rights in limited circumstances set forth in their respective articles supplementary, none of which are currently met, no Preferred Shares can vote at the Annual Meeting and no Preferred Shares are convertible into Common Shares.  As a result, RAIT is not reporting any person who, to the knowledge of RAIT, is the beneficial owner of more than 5% of any series of RAIT’s outstanding Preferred Shares.  This information is reported in accordance with the beneficial ownership rules of the SEC under which a person is deemed to be the beneficial owner of a security if that person has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days. Common Shares issuable pursuant to warrants or convertible notes are deemed to be outstanding for purposes of computing the percentage ownership of the person or group holding such options or warrants but are not deemed to be outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated in footnotes to the table, each person listed has sole voting and dispositive power with respect to the securities owned by such person.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Shares	BlackRock, Inc.	5,440,986 (1)	5.9%
Common Shares	Tiptree Financial Inc.	6,622,380 (2)	7.1%
Common Shares	The Highland Reporting Persons, including James D. Dondero	4,694,811 (3)	5.1%
Common Shares	Charles Frischer	5,901,829 (4)	6.3%

(1)

Information obtained from the Schedule 13G/A filed by BlackRock, Inc. on behalf of itself and BlackRock Advisors, LLC,  BlackRock Asset Management Canada Limited, BlackRock Fund Advisors, BlackRock Institutional Trust Company, National Association, BlackRock Financial Management, Inc. and BlackRock Investment Management, LLC with the SEC on January 29, 2018. BlackRock, Inc. reports having sole voting power with respect to 5,298,997 Common Shares and sole dispositive power with respect to 5,440,986 Common Shares. The principal business address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.

(2)

Information obtained from the Schedule 13D/A filed by Tiptree Financial Inc., or Tiptree, with the SEC on September 19, 2017. Tiptree reports having sole voting power and sole dispositive power with respect to 6,622,380 Common Shares. The principal business address of Tiptree is 780 Third Avenue, 21st Floor, New York, NY 10017.

(3)

Information obtained from the Schedule 13G filed by the Highland Reprting Persons with the SEC on February 13, 2018. This Schedule 13G identifies the reporting persons (the “Highland Reporting Persons”) and their respective beneficial ownership as:

Name of Highland Reporting Person	Amount beneficially owned	Sole Voting Power	Shared Voting Power	Sole Dispositive Power	Shared Dispositive Power
Highland Global Allocation Fund	2,219,361	0	2,219,361	0	2,219,361
Highland Small-Cap Equity Fund	613,889	0	613,889	0	613,889
Highland Capital Management Fund Advisors, L.P.	2,833,250	0	2,833,250	0	2,833,250
Strand Advisors XVI, Inc.	2,833,250	0	2,833,250	0	2,833,250
NexPoint Real Estate Strategies Fund	117,040	0	117,040	0	117,040
NexPoint Advisors, L.P.	117,040	0	117,040	0	117,040
NexPoint Advisors GP, LLC	117,040	0	117,040	0	117,040
Highland Select Equity Master Fund, L.P.	1,741,521	0	1,741,521	0	1,741,521
Highland Select Equity Fund GP, L.P.	1,741,521	0	1,741,521	0	1,741,521
Highland Select Equity GP, LLC	1,741,521	0	1,741,521	0	1,741,521
Highland Capital Management, L.P.	1,741,521	0	1,741,521	0	1,741,521
Strand Advisors, Inc.	1,741,521	0	1,741,521	0	1,741,521
James D. Dondero	4,691,811	0	4,691,811	0	4,691,811
Matt McGraner	3,000	3,000	0	3,000	0
TOTAL	4,694,811	3,000	4,691,811	3,000	4,691,811

The address of the principal business office for the Highland Reporting Persons is 300 Crescent Court, Suite 700, Dallas, Texas 75201.  As previously disclosed, on February 23, 2017, the Highland Group, which included the Highland Reporting Persons submitted a purported advance notice of nomination to RAIT (the “ Purported Shareholder Notice ”), on behalf of one of the Highland Group, Highland Select Equity Master Fund, L.P. (“Highland Select”), in respect of Highland Select’s intention to nominate, and to solicit proxies for the election of, five individuals as Trustee candidates to the Board at the 2017 Annual Meeting of Shareholders of RAIT (the “2017 Annual Meeting ”), and (ii) the Highland Group took steps to prepare for a contested solicitation of proxies from RAIT’s shareholders in connection with the 2017 Annual Meeting to seek the election to the Board of the five (5) individuals named in the Purported Shareholder Notice (the “Proxy Contest”).  RAIT and the Highland Group entered into the previously disclosed Cooperation Agreement with respect to certain matters related to the termination of the Proxy Contest, the composition of the Board and certain other matters.  In satisfaction of certain obligations of RAIT under the Cooperation Agreement, on June 26, 2017, on the recommendation of the Nominating Committee, the Board, effective as of July 9, 2017, increased the size of the Board from nine to eleven Trustees and appointed Ms. Kuenstner and Mr. Klein to serve as Trustees of RAIT to fill the vacancies created on the Board as a result of such increase.

(4)

Information obtained from the Schedule 13D/A filed by Charles L. Frischer and the Libby Frischer Family Partnership (“LFFP”), an entity that Mr. Frischer is the general partner of, with the SEC on April 5, 2018. Charles L. Frischer reports having sole voting power and sole dispositive power with respect to 5,920,225 Common Shares. The principal business address of Charles L. Frischer and LFFP is 4404 52nd Avenue NE, Seattle, WA 98105.

The following tables set forth the number and percentage owned as of March 31, 2018, to the best of our knowledge (which, as to Named Executive Officers who have departed from RAIT, is based on their last filing under Section 16 of the Exchange Act), by each of our present Trustees, each of our present Named Executive Officers, as defined in “Executive Officer Compensation” below, and all of our present executive officers (whether or not deemed to be Named Executive Officers) and Trustees as a group of:

•	Common Shares;
•	7.75% Series A cumulative redeemable preferred shares of beneficial interest, par value $0.01 per share (“Series A Preferred Shares”);
•	8.375% Series B cumulative redeemable preferred shares of beneficial interest, par value $0.01 per share (“Series B Preferred Shares”);
•	8.875% Series C cumulative redeemable preferred shares of beneficial interest, par value $0.01 per share (“Series C Preferred Shares”); or
•	Series D cumulative redeemable preferred shares of beneficial interest, par value $0.01 per share (“Series D Preferred Shares”).

This information is reported in accordance with the beneficial ownership rules of the SEC under which a person is deemed to be the beneficial owner of a security if that person has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days. Common Shares issuable pursuant to vested options, warrants or share appreciation rights, or SARs, are deemed to be outstanding for purposes of computing the percentage ownership of the person or group holding such options or warrants but are not deemed to be outstanding for purposes of computing the percentage ownership of any other person. With respect to vested SARs, the number of net Common Shares issuable is based on the closing price of our Common Shares on March 29, 2018 of $0.16. Unless otherwise indicated in footnotes to the table, each person listed has sole voting and dispositive power with respect to the securities owned by such person.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Common Shares	Trustees:
	Michael J. Malter	134,554		*
	Andrew Batinovich	67,407		*
	Frank A. Farnesi	115,086		*
	S. Kristin Kim	99,437		*
	Justin P. Klein	12,254		*
	Nancy Jo Kuenstner	12,254		*
	Jon C. Sarkisian	83,246		*
	Andrew M. Silberstein	63,985		*
	Murray Stempel III	111,184	(1)	*
	Thomas D. Wren	68,364		*

	Named Executive Officers:
	Scott L.N. Davidson (Former CEO)	732,685	(2)	*
	Alfred J. Dilmore	10,703	(3)	*
	Paul W. Kopsky (Former CFO)	-		*
	James J. Sebra (Former CFO)	81,214	(4)	*
	John J. Reyle	41,051	(5)	*
	Glen Riis (Former CCRO)	89,827	(6)	*

	All trustees and executive officers as a group:
	(16 persons)	1,723,252		1.9%

*Does not exceed 1%

(1)	Includes 1,796 common shares held in a trust for the benefit of Mr. Stempel’s spouse.

(2)

Includes 154,042 common shares directly held by Mr. Davidson and 578,643 unvested restricted common shares. Excludes vested SARs and SARs that may vest within 60 days of March 31, 2018 since the exercise price of such SARs is above the closing price of our common shares on March 29, 2018 of $0.16. Excludes 372,386 unvested 2016 PSUs and 366,449 unvested 2017 PSUs.

(3)

Includes 2,868 common shares directly held by Mr. Dilmore and 7,835 unvested restricted common shares. Excludes vested SARs and SARs that may vest within 60 days of March 31, 2018 since the exercise price of such SARs is above the closing price of our common shares on March 29, 2018 of $0.16.

(4)

Includes 57,289 common shares directly held by Mr. Sebra, and 23,926 unvested restricted common shares. Excludes vested SARs and SARs that may vest within 60 days of March 31, 2018 since the exercise price of such SARs is above the closing price of our common shares on March 29, 2018 of $0.16. Excludes 48,998 unvested 2016 PSUs.

(5)

Includes 19,051 common shares directly held by Mr. Reyle, and 22,000 unvested restricted common shares.  Excludes vested SARs and SARs that may vest within 60 days of March 31, 2018 since the exercise price of such SARs is above the closing price of our common shares on March 29, 2018 of $0.16. Excludes 31,758 unvested 2017 PSUs.

(6)

Includes 32,024 common shares directly held by Mr. Riis, and 57,803 unvested restricted common shares.  Excludes vested SARs and SARs that may vest within 60 days of March 31, 2018 since the exercise price of such SARs is above the closing price of our common shares on March 29, 2018 of $0.16. Excludes 63,517 unvested 2017 PSUs.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Series A Preferred Shares	Trustees:
	Michael J. Malter	3,100		*
	Andrew Batinovich	-		-
	Frank A. Farnesi	-		-
	S. Kristin Kim	-	(1)	-
	Justin P. Klein	-		-
	Nancy Jo Kuenstner	-		-
	Jon C. Sarkisian	-		-
	Andrew M. Silberstein	-		-
	Murray Stempel III	-		-
	Thomas D. Wren	-		-

Named Executive Officers:
	Scott L.N. Davidson (Former CEO)	5,861		*
	Alfred J. Dilmore			*
Paul W. Kopsky (Former CFO)
	James J. Sebra (Former CFO)	250		*
	John J. Reyle	-		-
Glenn Riis (Former CCRO)

All trustees and executive officers as a group:
	(16 persons)	9,211		*
*	Does not exceed 1%
(1)	Excludes 2,000 Series A preferred shares held by Ms. Kim’s mother. Ms. Kim disclaims beneficial ownership of these Series A preferred shares.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Series B Preferred Shares	Trustees:
	Michael J. Malter	3,400	*
	Andrew Batinovich	-	-
	Frank A. Farnesi	-	-
	S. Kristin Kim	-	-
	Justin P. Klein	-	-
	Nancy Jo Kuenstner	-	-
	Jon C. Sarkisian	-	-
	Andrew M. Silberstein	-	-
	Murray Stempel III	-	-
	Thomas D. Wren	-	-

Named Executive Officers:
	Scott L.N. Davidson (Former CEO)	-	-
	Alfred J. Dilmore	-	-
	Paul W. Kopsky (Former CFO)	-	-
	James J. Sebra (Former CFO)	-	-
	John J. Reyle	-	-
	Glenn Riis (Former CCRO)	-	-

All trustees and executive officers as a group:
	(16 persons)	-	*

*	Does not exceed 1%

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Series C Preferred Shares	Trustees:
	Michael J. Malter	-	-
	Andrew Batinovich	-	-
	Frank A. Farnesi	-	-
	S. Kristin Kim	-	-
	Justin P. Klein	-	-
	Nancy Jo Kuenstner	-	-
	Jon C. Sarkisian	-	-
	Andrew M. Silberstein	-	-
	Murray Stempel III	-	-
	Thomas D. Wren	-	-

Named Executive Officers:
	Scott L.N. Davidson (Former CEO)	-	-
	Alfred J. Dilmore	-	-
	Paul W. Kopsky (Former CFO)	-	-
	James J. Sebra (Former CFO)	-	-
	John J. Reyle	-	-
	Glenn Riis (Former CCRO)	-	-

All trustees and executive officers as a group:
	(16 persons)	-	-

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Series D Preferred Shares	Trustees:
	Michael J. Malter	-		-
	Andrew Batinovich	-		-
	Frank A. Farnesi	-		-
	S. Kristin Kim	-		-
	Justin P. Klein	-		-
	Nancy Jo Kuenstner	-		-
	Jon C. Sarkisian	-		-
	Andrew M. Silberstein	-	(1)	-
	Murray Stempel III	-		-
	Thomas D. Wren	-		-

Named Executive Officers:
	Scott L.N. Davidson (Former CEO)	-		-
	Alfred J. Dilmore	-		-
	Paul W. Kopsky (Former CFO)	-		-
	James J. Sebra (Former CFO)	-		-
	John J. Reyle	-		-
	Glenn Riis (Former CCRO)	-		-

All trustees and executive officers as a group:
	(16 persons)	-		-

(1)

Excludes 2,939,190 Series D Preferred Shares owned directly by the Investor, which represents 100% of the Series D Preferred Shares outstanding. Mr. Silberstein is an officer of the Investor, indirectly holds an equity interest in the Investor and is the Investor’s designee to serve on the board pursuant to the Investor’s rights under the Purchase Agreement to which we and the Investor are party. Mr. Silberstein disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest therein. The Board granted a waiver to the Investor with respect to the 9.8% ownership limitation applicable to each series of preferred shares in our declaration of trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND TRUSTEE INDEPENDENCE

Our trust governance guidelines provide that, at all times, a majority of the Board must be comprised of persons who shall be independent within the meaning of the Independence Standards set forth in our trust governance guidelines, which are available on our website at the address given above. Among the requirements in our Independence Standards is the requirement that the Trustee must meet all applicable requirements for independence under the listing standards of the primary exchange on which the Common Shares trade and that the Trustee must be an independent Trustee as that term is defined in our declaration of trust.

SEC disclosure rules require disclosure of each independent Trustee nominee as well as any independent Trustee who served on the Board during any part of 2017.  The Board has determined that Mr. Malter, Mr. Farnesi, Ms. Kim, Ms. Kuenstner, Mr. Klein, Mr. Sarkisian, Mr. Stempel and Mr. Wren each satisfy the Independence Standards, including the requirements for independence set out in Section 303A.02 of the rules of the NYSE, and that each of these Trustees has no material relationships with RAIT (other than being a Trustee and/or a shareholder of RAIT).  Also, the Board determined that Edward Brown, a former Trustee who served on the Board until February 2017, satisfied these Independence Standards when he served on the Board.  At all times during the periods referenced in this Amendment, the Board has had a majority of Trustees who satisfied these Independence Standards and each member of our Board’s Audit Committee, Compensation Committee and Nominating Committee was determined to satisfy these Independence Standards during their period of service on the relevant committee.

As set forth in our trust governance guidelines and in accordance with NYSE listing standards, the non-employee Trustees meet in executive session quarterly without management and the independent Trustees meet in executive session at least annually. The Chairman of the Board, Mr. Malter, presides at these executive sessions.

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

In the ordinary course of our business operations, we have ongoing relationships and have engaged in transactions with the related entities described below. We describe in this section relationships or transactions in which the amount involved exceeds $120,000 since January 1, 2017. All of these relationships and transactions were approved or ratified by the Audit Committee as being on terms comparable to those available on an arm’s-length basis from an unaffiliated third party or otherwise not creating a conflict of interest.   All of the amounts below under this caption are in thousands, except share and per share amounts.

Almanac

Andrew M. Silberstein serves as a trustee on our Board, as designated pursuant to the Purchase Agreement. Mr. Silberstein is an equity owner of Almanac and an officer of the Investor and holds indirect equity interests in the Investor. The transactions pursuant to the Purchase Agreement are described below.

On October 1, 2012, we entered into the Purchase Agreement. During the period from the effective date of the Purchase Agreement through March 2014, we sold to the Investor on a private placement basis in four separate sales between October 2012 and March 2014 for an aggregate purchase price of $100,000 the following securities: (i) 4,000,000 of our Series D Preferred Shares, (ii) Investor Warrants initially exercisable for 9,931,000 Common Shares, and (iii) Investor SARs with respect to 6,735,667 Common Shares. We have subsequently repurchased a number of Series D Preferred Shares in transactions described below.  We purchased and cancelled the Investor Warrants and the Investor SARs in October 2017 pursuant to the Investor’s exercise of put rights described below.  We used the proceeds received under the Purchase Agreement to fund our loan origination and investment activities, including CMBS and bridge lending.

We are subject to covenants under the Purchase Agreement when the Investor and its permitted transferees hold specified amounts of the securities issuable under the Purchase Agreement. These covenants include defined leverage limits on defined financing assets. In addition, commencing on the first draw down and for so long as the Investor and its affiliates which are permitted transferees continue to own at least 10% of the outstanding Series D Preferred Shares or Investor Warrants and common shares issued upon exercise of the Investor Warrants representing at least 5% of the aggregate amount of common shares issuable upon exercise of the Investor Warrants actually issued, the board will include one person designated by the Investor. This right is held only by the Investor and is not transferable by it. The Investor designated Andrew M. Silberstein to serve on our board. The covenants also include our agreement not to declare any extraordinary dividend except as otherwise required for us to continue to satisfy the requirements for qualification and taxation as a REIT. An extraordinary dividend is defined as any dividend or other distribution (a) on common shares other than regular quarterly dividends on the common shares or (b) on our preferred shares other than in respect of dividends accrued in accordance with the terms expressly applicable to the preferred shares.

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

On October 11, 2017, we received a put right notice from the Investor exercising the Investor’s right to require us to purchase for $20,500 all the previous Investor Warrants and Investor SARs.  On October 17, 2017, RAIT purchased all of the Investor Warrants and Investor SARs.  As a result, RAIT had no further obligations beyond October 17, 2017 relating to the Investor Warrants and Investor SARs and none remain outstanding, respectively, as of that date.

We received a notice on February 14, 2018 from the holder of the Series D Preferred Shares describing purported breaches of documents related to the Series D Preferred Shares which the notice claims constituted a default event and a mandatory redemption triggering event under the Series D Preferred Shares and stating that the holder was exercising its mandatory redemption right defined in the Series D Preferred Shares, provided that the holder subsequently extended the time when the notice was to become effective through June 9, 2018. This extension period is the subject of the Extension Agreement (the “Extension Agreement”) among the parties to the Purchase Agreement in which we have agreed to use reasonable best efforts to sell specified assets and use the net proceeds to redeem certain of the Series D Preferred Shares on certain terms and conditions.  One of these assets was sold in March 2018 resulting in net proceeds of $4,863.  We used these net proceeds from that sale to redeem and cancel 194,530 Series D Preferred Shares on March 19, 2018.  After giving effect to this transaction, there were 2,939,190 Series D Preferred Shares outstanding.  We dispute that any breaches exist under the documents related to the Series D Preferred Shares.  If our securities listed on the NYSE were delisted or ceased to trade on the NYSE or another defined trading market after June 9, 2018, this could ultimately provide the holder with redemption rights in certain circumstances.

Accounting Treatment

The accounting treatment for the Series D Preferred Shares differs from the accounting treatment of our other preferred share instruments. Based on accounting standards, the Series D Preferred Shares were determined not to be classified as equity as they contain redemption features that are not solely in our control. In addition, the Series D Preferred Shares were considered not to be classified as a liability because they are not mandatorily redeemable. As a result, the Series D Preferred Shares are presented in the mezzanine section of the balance sheet, between liabilities and equity. Any costs and the initial value of the Investor Warrants and Investor SARs were recorded as a discount on the Series D Preferred Shares and that discount was amortized to earnings over the respective term.

The following table summarizes the sales activity of the Series D Preferred Shares from the effective date of the agreement through the date of the last transaction involving the Series D Preferred Shares, March 19, 2018:

Aggregate purchase price		$100,000
Repurchase		$(26,520)
Initial value of Investor Warrants and Investor SARs issued to-date	(21,805)
Costs incurred	(6,834)
Total discount		(28,639)
Discount amortization to-date		28,639
Carrying amount of Series D Preferred Shares		$73,480

Ballard Spahr LLP

As of June 27, 2017, Justin P. Klein has been appointed as a trustee on our board of trustees.  Mr. Klein is a partner at Ballard Spahr. RAIT has paid Ballard Spahr $134 during the year ended December 31, 2017 for legal counsel related to various matters. The approximate dollar value of Mr. Klein’s interest in these fees was less than $1 for the year ended December 31, 2017, based on Mr. Klein’s Ballard Spahr partnership interest.

Highland Capital Management, L.P.

On May 26, 2017, RAIT entered into the Cooperation Agreement with the Highland Group. Pursuant to the Cooperation Agreement, the Highland Group, among other things, agreed to terminate its proxy contest against us and withdraw the notice of proposed trustee candidates it submitted to us and we agreed to reimburse the Highland Group $250 for the out-of-pocket expenses incurred by the Highland Group in connection with its activist campaign against us and its unsolicited and nonbinding externalization of management proposal.

IRT

We deconsolidated IRT as of October 5, 2016.  While IRT was consolidated by RAIT, IRT was not considered a related party.  Subsequent to deconsolidation, IRT became a related party.  RAIT has ended its last arrangement with IRT as of December 20, 2017 and does not consider IRT to be a related party after that date.  RAIT’s relationships with IRT since January 1, 2017 are discussed below.

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

Pursuant to property management agreements with IRT with respect to RAIT’s multifamily properties, RAIT paid IRT $261 of property management fees for the year ended December 31, 2017.  These amounts are reflected within real estate operating expense in our consolidated statements of operations.

On December 20, 2016, Scott F. Schaeffer resigned from his position as Chief Executive Officer of RAIT and became the full-time Chief Executive Officer of IRT.  On the same date, Scott F. Schaeffer entered into a one year consulting agreement with RAIT for which he received compensation of $375.  For the year ended December 31, 2017, $375, was earned and paid related to this consulting agreement, which is reflected in general and administrative expenses in our consolidated statements of operations. In accordance with the Memorandum of Understanding dated September 26, 2016, which memorialized the terms of Scott F. Schaeffer’s resignation, RAIT granted Scott F. Schaeffer 150,000 unvested shares of common stock on December 23, 2016, and made a $500 cash payment in January 2017.  The shares vested 50% on the six month anniversary and 50% on the one year anniversary of the grant date.

In accordance with the Memorandum of Understanding dated September 26, 2016, which memorialized the terms of James J. Sebra’s resignation, he was owed a cash bonus, payable in 2017, equal to 25% of his cash bonus for the year ended December 31, 2016.  During the year ended December 31, 2017, this bonus of $110 was paid.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table presents the aggregate fees billed by KPMG for each of the services listed below for each of our last two fiscal years.

	2017	2016
Audit Fees (1)	$1,530,000	$1,605,000
Audit-Related Fees (2)	300,205	164,450
Tax Fees (3)	215,000	278,000
All Other Fees (4)	3,560	-
Total (5)	$2,048,765	$2,047,450
(1)

Audit fees consist of the aggregate fees billed for professional services rendered by KPMG in connection with its audit of our consolidated financial statements, audit of internal controls relating to Section 404 of the Sarbanes-Oxley Act, and reviews of the unaudited consolidated interim financial statements that are normally provided in connection with statutory and regulatory filings or engagements for these fiscal years. Audit fees for 2017 and 2016 include fees of $50,000 and $150,000 associated with the registration and/or issuance of our securities during those years.

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

(4)

All other fees would consist of the aggregate fees billed for products and services provided by KPMG other than the services described under audit fees, audit-related fees and tax fees; which includes two subscriptions to KPMG’s Accounting Research Online in 2017.

(5)	The total for 2016 excludes $739,336 of fees paid by Independence Realty Trust, Inc. to KPMG.

Exchange Act rules generally require any engagement by a public company of an accountant to provide audit or non-audit services to be pre-approved by the Audit Committee of that public company. This pre-approval requirement is waived with respect to the provision of services other than audit, review or attest services if certain conditions set forth in Rule 2-01(c)(7)(i)(C) under the Exchange Act are met. All of the audit and audit- related services described above were pre-approved by the Audit Committee and, as a consequence, such services were not provided pursuant to a waiver of the pre-approval requirement set forth in this Rule. The Audit Committee has adopted the following audit and non-audit services pre-approval guidelines:

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

The Exhibits filed as part of this Form 10-K/A are identified below.

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

Exhibit Number	Description of Documents
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

10.4.3	Employment Agreement dated November 1, 2016 between RAIT and Scott L. N. Davidson. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on November 7, 2016 (File No. 1-14760).

10.4.4	Separation Agreement dated as of February 27, 2018 between RAIT and Scott L.N. Davidson. Previously filed with Original Form 10-K.

10.5.1	Employment Agreement dated as of May 22, 2007, by and between RAIT and James J. Sebra. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on May 24, 2007 (File No. 1-14760).

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

Exhibit Number	Description of Documents
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

10.14.5

Extension Agreement dated as of March 12, 2018 by and among ARS VI Investor I, LP, RAIT, RAIT Partnership, L.P. Taberna Realty Finance Trust, and RAIT Asset Holdings IV, LLC. Previously filed with Original Form 10-K.

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

10.19	Commitment by RAIT effective September 2, 2015. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on September 4, 2015 (File No. 1-14760).

10.20.1	Employment Agreement dated April 21, 2017 between RAIT and John J. Reyle. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on April 21, 2017. (File No. 1-14760).

10.20.2	Letter Agreement dated February 27, 2018 between RAIT and John J. Reyle. Previously filed with Original Form 10-K.

10.21.1

Employment Agreement dated April 21, 2017 between RAIT and Glenn Riis. Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended March 31, 2017 as filed with the SEC on May 5, 2017. (File No. 1-14760).

10.21.2	Separation Agreement dated as of March 13, 2018 and accepted March 14, 2018 between RAIT and Glenn Riis. Previously filed with Original Form 10-K.

10.22

Employment Agreement dated as of November 6, 2017 between RAIT and Alfred J. Dilmore. Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended September 30, 2017 as filed with the SEC on November 13, 2017. (File No. 1-14760).

10.23

Cooperation Agreement dated May 25, 2017 by and among RAIT and Highland Capital Management, L.P. and each of the other persons set forth on the signature page of the Cooperation Agreement.  Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on May 26, 2017 (File No. 1-14760).

10.24	Non-Executive Chairman Agreement dated as of February 27, 2018 between RAIT and Michael J. Malter. Previously filed with Original Form 10-K.

12.1	Statements regarding computation of ratios as of December 31, 2017. Previously filed with Original Form 10-K.

21.1	List of Subsidiaries. Previously filed with Original Form 10-K.

23.1	Consent of KPMG LLP. Previously filed with Original Form 10-K.

31.1	Rule 13a-14(a) Certification by the Chief Executive Officer of RAIT. Previously filed with Original Form 10-K.

31.2	Rule 13a-14(a) Certification by the Chief Financial Officer of RAIT. Previously filed with Original Form 10-K.

31.3	Chief Executive Officer Section 302 Certification. Filed herewith.

31.4	Chief Executive Officer Section 302 Certification. Filed herewith.

32.1	Section 1350 Certification by the Chief Executive Officer of RAIT. Previously filed with Original Form 10-K.

32.2	Section 1350 Certification by the Chief Financial Officer of RAIT. Previously filed with Original Form 10-K.

99.1	Material U.S. Federal Income Tax Considerations. Previously filed with Original Form 10-K.

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

April 30, 2018