Form 10-Q
period 2018-03-31
RAIT Financial Trust
filed 2018-05-10
CIK 1045425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

or

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

A total of 92,560,068 common shares of beneficial interest, par value $0.03 per share, of the registrant were outstanding as of May 2, 2018.

RAIT FINANCIAL TRUST

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

RAIT Financial Trust

Consolidated Balance Sheets

(Unaudited and dollars in thousands, except share and per share information)

	As of March 31, 2018	As of December 31, 2017
Assets
Investment in mortgage loans, held for investment:
Commercial mortgage loans, mezzanine loans, and preferred equity interests	$1,047,284	$1,270,607
Allowance for loan losses	(13,732)	(14,883)
Total investment in mortgage loans, held for investment, net (including $1,022,997 and $1,174,827 held by consolidated VIEs, respectively)	1,033,552	1,255,724
Investment in mortgage loans, held for sale	38,394	-
Investments in real estate, net of accumulated depreciation of $30,555 and $28,768, respectively (including $18,395 and $18,634 held by consolidated VIEs, respectively)	235,148	245,904
Cash and cash equivalents	84,483	53,380
Restricted cash	152,962	157,914
Accrued interest receivable	29,347	29,664
Other assets	25,268	43,871
Intangible assets, net of accumulated amortization of $7,258 and $6,831, respectively	4,949	5,376
Total assets	$1,604,103	$1,791,833
Liabilities and Equity
Indebtedness, net of unamortized discounts, premiums and deferred financing costs of $26,205 and $29,465 respectively (including $951,243 and $1,038,864 held by consolidated VIEs, respectively)	$1,272,006	$1,390,188
Accrued interest payable	5,735	4,688
Accounts payable and accrued expenses	8,211	9,641
Borrowers' escrows	91,583	117,070
Deferred taxes and other liabilities	6,350	12,116
Total liabilities	1,383,885	1,533,703
Series D cumulative redeemable preferred shares, $0.01 par value per share, 4,000,000 shares authorized, 2,939,190 and 3,133,720 shares issued and outstanding, respectively	73,480	78,343
Equity:
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 25,000,000 shares authorized;
7.75% Series A cumulative redeemable preferred shares, liquidation preference $25.00 per share, 8,069,288 shares authorized, 5,344,353 and 5,344,353 shares issued and outstanding, respectively	53	53
8.375% Series B cumulative redeemable preferred shares, liquidation preference $25.00 per share, 4,300,000 shares authorized, 2,340,969 and 2,340,969 shares issued and outstanding, respectively	23	23
8.875% Series C cumulative redeemable preferred shares, liquidation preference $25.00 per share, 3,600,000 shares authorized, 1,640,425 and 1,640,425 shares issued and outstanding, respectively	17	17
Series E cumulative redeemable preferred shares, $0.01 par value per share, 4,000,000 shares authorized	-	-
Common shares, $0.03 par value per share, 200,000,000 shares authorized 92,576,726 and 93,045,152 issued and outstanding, respectively, including 619,328 and 1,246,484 unvested restricted common share awards, respectively	2,777	2,791
Additional paid in capital	2,097,447	2,094,804
Accumulated other comprehensive income (loss)	10,523	-
Retained earnings (deficit)	(1,964,228)	(1,921,533)
Total shareholders’ equity	146,612	176,155
Noncontrolling interests	126	3,632
Total equity	146,738	179,787
Total liabilities and equity	$1,604,103	$1,791,833

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Operations

(Unaudited and dollars in thousands, except share and per share information)

	For the Three Months Ended March 31,
	2018	2017
Revenue:
Investment interest income	$18,865	$17,650
Investment interest expense	(10,549)	(9,773)
Net interest margin	8,316	7,877
Property income	8,816	20,065
Fee and other income	1,209	1,661
Total revenue	18,341	29,603
Expenses:
Interest expense	6,771	10,143
Real estate operating expense	5,790	10,634
Property management expenses	1,931	2,213
General and administrative expenses:
Compensation expense	2,925	3,487
Other general and administrative expense	6,338	2,705
Total general and administrative expenses	9,263	6,192
Acquisition and integration expenses	133	172
Provision for loan losses	8,032	1,535
Depreciation and amortization expense	3,443	9,754
IRT internalization and management transition expenses	-	736
Shareholder activism expenses	-	694
Total expenses	35,363	42,073
Operating (Loss) Income	(17,022)	(12,470)
Interest and other income (expense), net	349	14
Gains (losses) on assets	(937)	12,006
Gains (losses) on deconsolidation of properties	-	(15,947)
Gains (losses) on extinguishments of debt	(991)	3,186
Asset impairment	(9,191)	(7,424)
Change in fair value of financial instruments	87	(1,153)
Income (loss) before taxes	(27,705)	(21,788)
Income tax benefit (provision)	-	249
Net income (loss)	(27,705)	(21,539)
(Income) loss allocated to preferred shares	(6,389)	(8,526)
(Income) loss allocated to noncontrolling interests	-	(20)
Net income (loss) allocable to common shares	$(34,094)	$(30,085)
Earnings (loss) per share-Basic:
Earnings (loss) per share-Basic	$(0.37)	$(0.33)
Weighted-average shares outstanding-Basic	91,874,670	91,300,812
Earnings (loss) per share-Diluted:
Earnings (loss) per share-Diluted	$(0.37)	$(0.33)
Weighted average shares outstanding-Diluted	91,874,670	91,300,812

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited and dollars in thousands)

	For the Three Months Ended March 31,
	2018	2017
Net income (loss)	$(27,705)	$(21,539)
Other comprehensive income (loss):
Unrealized (gains) losses from change in fair value based on instrument specific credit risk	1,266	—
Total other comprehensive income (loss)	1,266	—
Comprehensive income (loss) before allocation to noncontrolling interests	(26,439)	(21,539)
Allocation to noncontrolling interests - net (income) loss	—	(20)
Allocation to noncontrolling interests - other comprehensive (income) loss	—	—
Comprehensive income (loss) allocable to common shares	$(26,439)	$(21,559)

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statement of Changes in Equity

(Unaudited and dollars in thousands, except share information)

	Preferred Shares— Series A	Par Value Preferred Shares— Series A	Preferred Shares— Series B	Par Value Preferred Shares— Series B	Preferred Shares— Series C	Par Value Preferred Shares— Series C	Common Shares	Par Value Common Shares	Additional Paid In Capital	AOCI	Retained Earnings (Deficit)	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2017	$5,344,353	$53	2,340,969	$23	1,640,425	$17	93,045,152	$2,791	$2,094,804	$0	$(1,921,533)	$176,155	$3,632	$179,787
Cumulative effect adjustments from adoption of recently issued accounting pronouncements										9,257	(8,496)	761		761
Adjusted Balance, January 1, 2018	5,344,353	53	2,340,969	23	1,640,425	17	93,045,152	2,791	2,094,804	9,257	(1,930,029)	176,916	3,632	180,548
Net income (loss)											(27,705)	(27,705)		(27,705)
Preferred shares issued, net												—		—
Preferred dividends											(6,389)	(6,389)		(6,389)
Common dividends declared											(105)	(105)		(105)
Other comprehensive income (loss), net										1,266	—	1,266		1,266
Share-based compensation									(539)			(539)		(539)
Issuance of noncontrolling interests													76	76
Acquisition of noncontrolling interests									3,239			3,239	(3,582)	(343)
Common shares activity related to equity compensation							(468,426)	(14)	(57)			(71)		(71)
Balance, March 31, 2018	$5,344,353	$53	$2,340,969	$23	$1,640,425	$17	$92,576,726	$2,777	$2,097,447	$10,523	$(1,964,228)	$146,612	$126	$146,738

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Cash Flows

(Unaudited and dollars in thousands)

	For the Three Months Ended March 31,
	2018	2017
Operating activities:
Net income (loss)	$(27,705)	$(21,539)
Adjustments to reconcile net income (loss) to cash flow from operating activities:
Provision for loan losses	8,032	1,535
Share-based compensation expense	(539)	344
Depreciation and amortization expense	3,443	9,754
Amortization of deferred financing costs and debt discounts	3,046	4,018
Deferral of loan origination fees and costs, net	(383)	272
Amortization of above/below market leases	(146)	(327)
(Gains) Losses on assets	937	(12,006)
(Gains) Losses on extinguishments of debt	991	(3,186)
Losses on deconsolidation of properties	—	15,947
Asset impairment	9,191	7,424
Change in fair value of financial instruments	(87)	1,153
Changes in assets and liabilities:
Decrease in accrued interest receivable	317	97
Decrease (increase) in other assets	1,054	1,912
Increase in accrued interest payable	984	2,202
(Decrease) increase in accounts payable and accrued expenses	(1,427)	(5,210)
(Decrease) increase in other liabilities	(22)	(492)
Proceeds from sale of loans	89,583	—
Cash flows provided by (used in) operating activities	87,269	1,898
Investing activities:
Origination of loans for investment	(50,492)	(115,000)
Principal repayments on loans	136,664	90,238
Investments in real estate	(828)	(2,002)
Proceeds from the disposition of real estate	16,607	70,929
(Increase) decrease in borrowers' escrows	(25,487)	(5,378)
Cash flows provided by (used in) investing activities	76,464	38,787
Financing activities:
Repayments on secured credit facilities and loans payable on real estate	(332)	(402)
Repayments and repurchase of CDO notes payable and floating rate securitizations	(90,796)	(170,123)
Repurchase of convertible notes and senior notes	(5,722)	—
Repayments of senior secured notes	(2,000)	(32,000)
Net proceeds (repayments) related to floating rate loan repurchase agreements	(22,313)	102,896
Proceeds from issuance of other indebtedness	—	17,022
Distribution to noncontrolling interests	—	(20)
Acquisition of noncontrolling interests	(343)	—
Issuance of noncontrolling interests	76	66
Payments for deferred costs	—	(91)
Common share issuance, net of costs incurred	(71)	(894)
Repurchase of Series D preferred shares	(4,863)	—
Distributions paid to preferred shareholders	(11,113)	(11,326)
Distributions paid to common shareholders	(105)	(8,481)
Cash flows (used in) provided by financing activities	(137,582)	(103,353)
Net change in cash, cash equivalents, and restricted cash	26,151	(62,668)
Cash, cash equivalents, and restricted cash at the beginning of the period	211,294	300,710
Cash, cash equivalents, and restricted cash at the end of the period	$237,445	$238,042

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2018

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

On September 7, 2017, we announced that our Board of Trustees, or the board, had formed a committee of independent trustees, or the special committee, to explore and evaluate a wide range of possible strategic and financial alternatives for RAIT. On February 20, 2018, we announced that the special committee had concluded this review and that the board has determined that this review did not identify a strategic or financial transaction with another counterparty that was preferable to the steps described below. This review, conducted with the support of financial and legal advisors, evaluated a wide range of potential alternatives which included, but were not limited to, (i) refinements of RAIT’s operations or strategy, (ii) financial transactions, such as a recapitalization or other change to RAIT’s capital structure and (iii) strategic transactions, such as a sale of all or part of RAIT.  As a result, the board, after considering the recommendations and advice of the special committee, RAIT’s management and legal and financial advisors, determined that RAIT should take steps to increase RAIT’s liquidity and better position RAIT to meet its financial obligations as they come due. We refer to these steps as the 2018 strategic steps and they include, but are not limited to: (i) the suspension of RAIT’s lending business along with the implementation of other steps to reduce costs within its other operating businesses; (ii) the continuation of the process of selling RAIT’s owned real estate (REO) portfolio and selling certain of our loans, while continuing to service and manage its existing CRE loan portfolio; and (iii) the engagement of a financial advisor, M-III Advisory Partners, LP, to advise and assist RAIT in its ongoing assessment of its financial performance and financial needs and in evaluating strategic and financial transactions.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles, or GAAP. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although we believe that the included disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2017 included in our Annual Report on Form 10-K, or the Annual Report. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position and consolidated results of operations and cash flows are included. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

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

Analysis.  In applying the accounting guidance, management considered RAIT’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and RAIT’s conditional and unconditional obligations due over the next twelve months.  Management considered the option of holders of the 4.0% convertible senior notes, which have an unpaid principal balance of $104,513 as of March 31, 2018, to require RAIT to redeem them in October 2018, our senior secured

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

notes which mature in April 2019 and have an unpaid principal balance of $9,500 as of March 31, 2018, the financial covenant compliance requirements of certain of RAIT’s indebtedness described below, RAIT’s existing non-compliance with and options to cure certain continued listing standards of the NYSE (including the potential implications thereof which are further discussed below) and RAIT’s recurring costs of operating its business.

RAIT received written notification, or the NYSE notice, from the New York Stock Exchange, or the NYSE, effective September 21, 2017, that RAIT was not in compliance with an NYSE continued listing standard because the average closing price of RAIT’s common shares fell below $1.00 over a consecutive 30 trading-day period ending September 15, 2017.  In accordance with NYSE procedures, RAIT acknowledged receipt of the NYSE notice and notified the NYSE of its intention to seek to cure the deficiency set forth therein.  RAIT is considering various options it may take in an effort to cure this deficiency and regain compliance with this continued listing standard, including, among other things, by evaluating strategies such as a reverse stock split.  There can be no assurance that RAIT will be able to cure this deficiency or that RAIT will be able to continue to comply with any other continued listing standard of the NYSE.  RAIT’s ability to cure its non-compliance with the continued listing standards of the NYSE is dependent, in part, on the market price and market capitalization of RAIT’s common shares, which is not within RAIT’s exclusive control.  If RAIT’s common shares ultimately were to be delisted for any reason from the NYSE before RAIT was able to cure the deficiency, it could have material adverse consequences on RAIT’s ability to meet its obligations arising within one year of the date of issuance of these financial statements, including, among others: triggering the right of holders of RAIT’s senior secured notes and RAIT’s convertible notes to require us to repurchase their notes and could trigger non-compliance with covenants applicable to RAIT’s series D preferred shares.  If RAIT failed to repay any senior secured notes or convertible notes for which the holders exercised repurchase rights, it could trigger cross defaults under, and ultimately the acceleration of, other RAIT indebtedness.

RAIT plans to control costs, to sell certain loans, to sell certain real estate properties and to continue to receive repayments of loans as they become due.  Consistent with these plans, RAIT has suspended new investment activity and has no amounts outstanding on its secured warehouse facilities.  Due to the inherent risks, unknown results and significant uncertainties associated with each of these matters and the direct correlation between these matters and RAIT’s ability to satisfy its financial obligations that may arise over the applicable one-year period, RAIT is unable to conclude that it is probable that RAIT will be able to meet its obligations arising within one year of the date of issuance of these financial statements within the parameters set forth in this accounting guidance.

RAIT’s current financial condition and currently available sources of repayment for its obligations over the next twelve months, such as its available funds, which were $84,483 as of March 31, 2018, would not enable RAIT to meet its obligations within one year of the date these financial statements are issued.  As a result, management evaluated whether this was mitigated by RAIT’s approved plans and expectations for the applicable period under the second step of this accounting standard.

RAIT’s ability to satisfy its obligations, excluding any obligations that may arise with respect to RAITs non-compliance with the continued listing standards of the NYSE, arising over the applicable one-year period, including RAIT’s ability to satisfy any put option exercised by the holders of the 4.0% convertible senior notes, to satisfy the April 2019 maturity of our senior secured notes and to maintain compliance with its debt covenants depends on management’s ability to sell certain of RAIT’s remaining real estate assets releasing cash from those sales and/or distributions on our retained interests in our RAIT I and RAIT II securitizations, to continue to control costs, to sell certain loans, and to continue to receive repayments of loans as they become due.  While controlling costs are principally within management’s control, selling real estate assets, selling loans, and the timing of loan repayments involve performance by third parties.  Since many of the real estate assets and loans that management plans to sell or receive repayment from to satisfy its obligations are not subject to an executed purchase and sale agreement or other contractual agreement as of the date hereof, the sale of those assets cannot be considered probable of occurring.  Furthermore, any potential obligations that may arise with respect to RAIT’s non-compliance with the continued listing standards of the NYSE would exceed the amounts of available funds and liquidity that could be generated to satisfy all of those potential obligations as they would become due.

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

As of March 31, 2018

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

f. Restricted Cash

Restricted cash consists primarily of tenant escrows and borrowers’ funds held by us to fund certain expenditures or to be released at our discretion upon the occurrence of certain pre-specified events, and to serve as additional collateral for borrowers’ loans.  As of March 31, 2018 and December 31, 2017, we had $95,524 and $123,398, respectively, of tenant escrows and borrowers’ funds.

Restricted cash also includes cash received from the disposition of assets held by the issuers of our securitizations that are awaiting to be distributed to holders of our CDO notes payable and CMBS securitizations, as well as the proceeds from the issuance of CDO notes payable by securitizations that are restricted for the purpose of funding additional investments in securities subsequent to the balance sheet date.  As of March 31, 2018 and December 31, 2017, we had $57,439 and $34,516, respectively, of restricted cash held by securitizations.

g. Investments in Commercial Mortgage Loans, Mezzanine Loans and Preferred Equity Interests

We have invested in commercial mortgage loans, mezzanine loans and preferred equity interests. We account for our investments in commercial mortgage loans, mezzanine loans and preferred equity interests that we do not have the intention or ability to sell, at amortized cost. The carrying value of these investments is adjusted for origination discounts/premiums, nonrefundable fees and direct costs for originating loans which are amortized into income on a level yield basis over the terms of the loans.

Loans that we have the intention and ability to sell are classified as investments in mortgage loans held for sale, and are measured at the lower of amortized cost or fair value. If the amortized cost exceeds the loan’s fair value, we establish a valuation allowance equal to the difference between the amortized cost and fair value.

h. Allowance for Loan Losses, Impaired Loans and Non-accrual Status

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2018

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

Effective January 1, 2018, FASB ASC Topic 805, “Business Combinations” was amended to clarify the definition of a business by more clearly outlining the requirements for an integrated set of assets and activities to be considered a business and by establishing a practical framework to determine when the integrated set of assets and activities is a business. Prior to January 1, 2018, the properties we acquired were generally considered businesses and were accounted for as business combinations. Subsequent to January 1, 2018, we expect any properties that we acquire to generally not be considered businesses and, therefore, to be accounted for as asset acquisitions.

Under business combination accounting, the fair value of the real estate acquired is allocated to the acquired tangible assets, generally consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases for acquired in-place leases and the value of tenant relationships, based, in each case, on their fair values.  Transaction costs and fees incurred related to the acquisition are expensed as incurred.  Under asset acquisition accounting, the costs to acquire real estate, including transaction costs related to the acquisition, are accumulated and then allocated to the individual assets and liabilities acquired based upon their relative fair value.

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

As of March 31, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

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

j. Revenue Recognition

1)

Interest income—We recognize interest income from investments in commercial mortgage loans, mezzanine loans, and preferred equity interests on a yield to maturity basis. Certain of our commercial mortgage loans, mezzanine loans and preferred equity interests provide for the accrual of interest at specified rates which differ from current payment terms. Interest income is recognized on such loans, the majority of which were originated prior to 2011, at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible. Management will cease accruing interest on these loans when it determines that collection of the interest income is not probable based on the value of the underlying collateral using discounted cash flow models and market based assumptions.  The accrued interest receivable associated with these loans as of March 31, 2018 and December 31, 2017 was $24,302 and $23,801, respectively.  These loans are considered to be impaired when the total contractual amount owed exceeds the estimated value of the underlying collateral.  Four of these loans, with an unpaid principal balance of $28,891 and $28,904, were considered to be impaired as of March 31, 2018 and December 31, 2017, respectively, because the contractual amounts owed exceed the estimated value of the underlying collateral. Additionally, three and two loans with an unpaid principal amount of $33,964 and $30,379 were considered impaired as of March 31, 2018 and December 31, 2017, respectively, because their loan terms were modified in what constituted a troubled debt restructuring.

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

3)

Fee and other income—We generate fee and other income through our various subsidiaries by (a) providing ongoing asset management services to investment portfolios under cancelable management agreements, and (b) providing property management services to third parties. We recognize revenue for these activities when the fees are fixed or determinable, are evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided. While we may receive asset management fees when they are earned, we eliminate earned asset management fee income from securitizations while such securitizations are consolidated. During the three months ended March 31, 2018 and 2017, we earned $162 and $273, respectively, of asset management fees, which were eliminated as they were associated with consolidated securitizations.

Certain components of property income and fee and other income fall within the scope of FASB ASC Topic 606, “Revenue from Contracts with Customers”. This topic requires entities to disaggregate revenue into categories that depict how the nature,

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. In the following table, revenue from contracts with customers is disaggregated by type of revenue.

Revenue from Contracts with customers	For the three months ended March 31, 2018	For the three months ended March 31, 2017
Property Management Fee income	$766	$863
Parking	202	475
Leasing Commission income	320	645
Other miscellaneous	248	523
Total	$1,537	$2,506

There have been no changes in the measurement of revenue from contracts with customers resulting from the adoption of ASC 606.

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

As of March 31, 2018

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

n. Intangible Assets

Intangible assets on our consolidated balance sheets represent identifiable intangible assets acquired in business acquisitions. We amortize identified intangible assets to expense over their estimated lives using the straight-line method. We evaluate intangible assets for impairment as events and circumstances change, in accordance with FASB ASC Topic 360, “Property, Plant, and Equipment.” The gross carrying amount for our in-place leases and above market leases was $12,207 as of March 31, 2018 and December 31, 2017, respectively. The accumulated amortization for our intangible assets was $7,258 and $6,831 as of March 31, 2018 and December 31, 2017, respectively. We recorded amortization expense of $427 and $2,647 for the three months ended March 31, 2018 and 2017, respectively. Based on the intangible assets identified above, we expect to record amortization expense of intangible assets of $1,130 for the remainder of 2018, $1,186 for 2019, $905 for 2020, $614 for 2021, $437 for 2022 and $677 thereafter.  As of March 31, 2018, we have determined that no triggering events occurred that would indicate an impairment to our intangible assets.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2018

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

For derivatives cleared through the Chicago Mercantile Exchange, or CME, and the London Clearing House, or LCH, variation margin payments are considered settlements of the related derivatives. As of March 31, 2018, $12,650 of notional amount of our derivative contracts were cleared on the LCH and $386 of variation margin payments related to these derivatives have been accounted for as settlements of the derivatives.

p. Income Taxes

RAIT, Taberna Realty Finance Trust, or TRFT, and the RAIT Venture REITs have each elected to be taxed as a REIT and to comply with the related provisions of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. In February 2016 and January 2017, in conjunction with the ventures described in Note 5: Indebtedness and Note 8: Variable Interest Entities, we created two new entities that elected to be taxed as REITs, which we refer to as the RAIT Venture VIEs.  These entities hold the FL-5 and FL-6 junior notes for the aforementioned ventures.  Accordingly, we generally will not be subject to U.S. federal income tax to the extent of our dividends to shareholders and as long as certain asset, income and share ownership tests are met. If we were to fail to meet these requirements, we would be subject to U.S. federal income tax, which could have a material adverse impact on our results of operations and amounts available for dividends to our shareholders. Management believes that all of the criteria to maintain RAIT’s, TRFT’s and the RAIT Venture VIEs REIT qualification have been met for the applicable periods, but there can be no assurance that these criteria will continue to be met in subsequent periods.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

assessments may arise several years after tax returns have been filed. We review the tax balances of our TRS entities quarterly and, as new information becomes available, the balances are adjusted as appropriate.

As part of our change in strategic direction during the year ended December 31, 2016 and to decrease administrative processes, we moved our active TRS entities under a single holding company. We elected a November 30th taxable year end for the TRS holding company. We estimated the effective tax rate and current income tax liability as of December 31, 2016 by projecting activity for the full taxable year ended November 30, 2017. As we projected ordinary taxable income for the TRS holding company for its taxable year ended November 30, 2017, we recognized a current income tax liability as of December 31, 2016. As of March 31, 2017, we updated our projections for 2017, which indicated an ordinary loss position for taxable year 2017 for the TRS holding company. As a result, we reversed the current income tax liability accrued as of December 31, 2016, which generated a current income tax benefit of $249 for the three months ended March 31, 2017.

q. Recent Accounting Pronouncements

Adopted within these Financial Statements

In May 2014, the FASB issued an accounting standard classified under FASB ASC Topic 606, “Revenue from Contracts with Customers”. This accounting standard establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance, including industry-specific guidance. This accounting standard generally replaces existing guidance by requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This accounting standard applies to all contracts with customers, except those that are within the scope of other Topics in the FASB ASC. During 2016 and 2017, the FASB issued multiple amendments to this accounting standard that provide further clarification to this accounting standard.  In February 2017, the FASB issued an accounting standard classified under FASB ASC Subtopic 610-20, “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets”. The amendments in this accounting standard clarify what constitutes an “in substance nonfinancial asset” and changes the accounting for partial sales of nonfinancial assets to be more consistent with the accounting for a sale of a business. The amendments in this accounting standard also provide further guidance on accounting for the derecognition of of non-financial assets by generally requiring the revenue recognition model under FASB ASC Topic 606 to be applied, which may allow for earlier gain recognition for certain sale transactions pursuant to which we have continuing involvement with the asset.  These standards were effective for annual reporting periods beginning after December 15, 2017. We have adopted this new standard as of January 1, 2018, and have applied the modified retrospective method.  The adoption of FASB ASC Topic 606 did not change our measurement of revenue from contracts with customers.  The adoption of FASB ASC Subtopic 610-20 resulted in a cumulative effect adjustment as an increase to shareholders’ equity in the amount of $761 as of the adoption date.  This adjustment is related to a previously deferred gain on the sale of two land parcels in 2017 that would have qualified for recognition under this accounting standard.

In January 2016, the FASB issued an accounting standard classified under FASB ASC Topic 825, “Financial Instruments”. This accounting standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  Among other things, the amendment (i) eliminates certain disclosure requirements for financial instruments measured at amortized cost; (ii) requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (iii) requires separate presentation, in other comprehensive income, of the change in fair value of a liability, when the fair value option has been elected, resulting from a change in the instrument-specific credit risk; and (iv) requires separate presentation of financial instruments by measurement category and form.  This standard is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted for the separate presentation of changes in fair value due to changes in instrument-specific credit risk. We have adopted this new standard as of January 1, 2018, and have applied the modified retrospective method, which resulted in a cumulative effect adjustment as an increase to accumulated other comprehensive income (loss) and a decrease to retained earnings (deficit) in the amount of $9,257 as of the adoption date. This adjustment relates to the separate presentation of changes in instrument-specific credit risk on our junior subordinated notes, at fair value.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

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

In November 2016, the FASB issued an accounting standard classified under FASB ASC Topic 230, “Statement of Cash Flows”.  The amendments in this accounting standard require that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  The amendments in this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period.  We have adopted this new standard as of January 1, 2018 and have utilized a retrospective transition method for each period presented in our consolidated financial statements. The adoption of this standard has resulted in the presentation of additional details regarding the changes in restricted cash in the consolidated statements of cash flows.

In January 2017, the FASB issued an accounting standard classified under FASB ASC Topic 805, “Business Combinations”. The amendments in this accounting standard clarify the definition of a business by more clearly outlining the requirements for an integrated set of assets and activities to be considered a business and by establishing a practical framework to determine when the integrated set of assets and activities is a business. The amendments in this accounting standard are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for transactions not yet reflected in the financial statements. We have adopted this new standard as of January 1, 2018 although it has not yet had an impact on our consolidated financial statements.

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

In June 2016, the FASB issued an accounting standard classified under FASB ASC Topic 326, “Financial Instruments-Credit Losses”.  The amendments in this standard provide an approach based on expected losses to estimate credit losses on certain types of financial instruments.  The amendments also modify the impairment model for available-for-sale debt securities and provides for a

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

simplified accounting model for purchased financial assets with credit deterioration since their origination.  The amendments in this standard expand the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses.  In addition, public business entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination.  This standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early application of the guidance will be permitted for all entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Management is currently evaluating the impact that this standard will have on our consolidated financial statements.

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

NOTE 3: INVESTMENTS IN COMMERCIAL MORTGAGE LOANS, MEZZANINE LOANS AND PREFERRED EQUITY INTERESTS

Loans Held for Investment

The following table summarizes our investments in commercial mortgage loans, mezzanine loans and preferred equity interests held for investment as of March 31, 2018:

	Unpaid Principal Balance	Unamortized (Discounts) Premiums	Carrying Amount	Number of Loans	Weighted- Average Coupon (1)	Range of Maturity Dates
Commercial Real Estate (CRE)
Commercial mortgage loans	$993,018	$(662)	$992,356	78	6.5%	Apr. 2018 to Jun. 2025
Mezzanine loans	23,257	$165	23,422	4	13.2%	May 2018 to Mar. 2023
Preferred equity interests	33,281	$(1)	33,280	15	6.7%	Nov. 2018 to Jan. 2029
Total CRE (2)	1,049,556	(498)	1,049,058	97	6.7%
Deferred fees and costs, net (3)	(1,774)	-	(1,774)
Total	$1,047,782	$(498)	$1,047,284

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

(1)	Weighted-average coupon is calculated on the unpaid principal balance, which does not necessarily correspond to the carrying amount.
(2)

Includes $101,760 of cash flow loans, of which $50,990 are commercial mortgage loans, $21,139 are mezzanine loans and $29,631 are preferred equity interests. See Note 2: Summary of Significant Accounting Policies, (j) Revenue Recognition, for further discussion of our cash flow loans.

(3)	Includes $6,485 of deferred fees, net of $4,711 of deferred costs.

The following table summarizes our investments in commercial mortgage loans, mezzanine loans and preferred equity interests as of December 31, 2017:

	Unpaid Principal Balance	Unamortized (Discounts) Premiums	Carrying Amount	Number of Loans	Weighted- Average Coupon (1)	Range of Maturity Dates
Commercial Real Estate (CRE)
Commercial mortgage loans	$1,194,735	$(719)	$1,194,016	95	6.3%	Jan. 2018 to Dec. 2025
Mezzanine loans	45,488	$164	45,652	13	11.2%	May 2018 to May 2025
Preferred equity interests	33,284	$(1)	33,283	15	9.1%	Nov. 2018 to Jan. 2029
Total CRE (2)	1,273,507	(556)	1,272,951	123	6.5%
Deferred fees and costs, net (3)	(2,344)	-	(2,344)
Total	$1,271,163	$(556)	$1,270,607
(1)	Weighted-average coupon is calculated on the unpaid principal balance, which does not necessarily correspond to the carrying amount.
(2)

Includes $106,136 of cash flow loans, of which $55,353 are commercial mortgage loans, $21,149 are mezzanine loans and $29,634 are preferred equity interests. See Note 2: Summary of Significant Accounting Policies, (k) Revenue Recognition, for further discussion of our cash flow loans.

(3)	Includes $8,497 of deferred fees, net of $6,153 of deferred costs.

A loan is placed on non-accrual status if it is delinquent for 90 days or more or if there is uncertainty over full collection of principal and interest, which generally includes our impaired loans that have reserves. The following table summarizes the delinquency statistics of our commercial real estate loans as of March 31, 2018 and December 31, 2017:

	As of March 31, 2018
Delinquency Status	Current	30 to 59 days	60 to 89 days	90 days or more	Total	Non-accrual (1)
Commercial mortgage loans	$917,765	$30,146	$—	$45,107	$993,018	$75,536
Mezzanine loans	23,257	—	—	—	23,257	8,270
Preferred equity interests	33,281	—	—	—	33,281	3,650
Total	$974,303	$30,146	$—	$45,107	$1,049,556	$87,456
(1)

Includes four loans that are current and two loans that are 30 to 59 days or more past due, but are on non-accrual due to uncertainty over whether we will fully collect principal and interest. Also includes one loan that is 90 days or more past due in accordance with its terms.

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

As of March 31, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

(1)

Includes five loans that were current in accordance with their terms, but are on non-accrual due to uncertainty over whether we will fully collect principal and interest, and one loan that is 90 days or more past due in accordance with their terms.

As of March 31, 2018 and December 31, 2017, all of our commercial mortgage loans, mezzanine loans and preferred equity interests that were 90 days or more past due, or in foreclosure, were on non-accrual status.  It is noted that as of March 31, 2018,

$101,760 of our loans are cash flow loans, which provide for the accrual of interest at specified rates which differ from current payment terms, and in some cases, do not require current payments. See Note 2: Summary of Significant Accounting Policies, (j)

Revenue Recognition, for further discussion of our cash flow loans. As of March 31, 2018 and December 31, 2017, $87,456 and $98,603, respectively, of our commercial real estate loans were on non-accrual status and had weighted-average interest rates of 6.5% and 6.1%, respectively. Also, as of March 31, 2018 and December 31, 2017, three loans with unpaid principal balances of $20,621 and $20,624, respectively, and weighted average interest rate of 12.9% were not recognizing interest based on the value of the underlying collateral.

Allowance For Loan Losses And Impaired Loans

During the three months ended March 31, 2018, we recognized provision for loan losses of $8,032. Our provision for loan losses during the three months ended March 31, 2018 was primarily driven by two loans, where the borrower and/or property experienced an unfavorable event or events during the period, which resulted in probable, incurred losses and credit-related impairments recognized on the loans transferred to loans held for sale that are further discussed below.

We closely monitor our loans which require evaluation for loan loss in two categories: satisfactory and watchlist. Loans classified as satisfactory are loans which are performing consistent with our expectations. Loans classified as watchlist are generally loans which have performed below our expectations, have credit weaknesses or in which the credit quality of the collateral has deteriorated. This is determined by evaluating quantitative factors including debt service coverage ratios, net operating income of the underlying collateral and qualitative factors such as recent operating performance of the underlying property and history of the borrower’s ability to provide financial support. We have classified our investment in loans by credit risk category as of March 31, 2018 and December 31, 2017 as follows:

	As of March 31, 2018
Credit Status	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Satisfactory	$887,932	$2,117	$13,931	$903,980
Watchlist (1)	105,086	21,140	19,350	145,576
Total	$993,018	$23,257	$33,281	$1,049,556
(1)	Includes $123,276 of loans that are considered to be impaired and $22,300 of loans that are not impaired.

	As of December 31, 2017
Credit Status	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Satisfactory	$1,083,741	$19,109	$21,879	$1,124,729
Watchlist (1)	110,994	26,379	11,405	148,778
Total	$1,194,735	$45,488	$33,284	$1,273,507
(1)	Includes $126,478 of loans that are considered to be impaired and $22,300 of loans that are not considered impaired.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

The following tables provide a roll-forward of our allowance for loan losses for our commercial mortgage loans, mezzanine loans and preferred equity interests for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31, 2018
	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Beginning balance	$9,019	$5,622	$242	$14,883
Provision (benefit) for loan losses	5,248	2,784	—	8,032
Charge-offs, net of recoveries (1)	(6,008)	(3,175)	—	(9,183)
Ending balance	$8,259	$5,231	$242	$13,732

(1)   Includes $3,908 of charge-offs related to loans transferred to held for sale during the three months ended March 31, 2018.

	For the Three Months Ended March 31, 2017
	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Beginning balance	$10,640	-	$1,714	$12,354
Provision (benefit) for loan losses	699	850	(14)	1,535
Charge-offs, net of recoveries	(360)	2	-	(358)
Ending balance	$10,979	$852	$1,700	$13,531

Information on those loans considered to be impaired as of March 31, 2018 and December 31, 2017 was as follows:

	As of March 31, 2018
Impaired Loans	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Impaired loans expecting full recovery	$14,782	$12,869	$15,700	$43,351
Impaired loans with reserves	68,004	8,270	3,650	79,924
Total Impaired Loans (1)	82,786	21,139	19,350	123,275
Allowance for loan losses	$8,259	$5,231	$242	$13,732
(1)	As of March 31, 2018, there was no unpaid principal relating to previously identified TDRs that are on accrual status.

	As of December 31, 2017
Impaired Loans	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Impaired loans expecting full recovery	$14,321	$12,869	$7,756	$34,946
Impaired loans with reserves	74,372	13,510	3,650	91,532
Total Impaired Loans (1)	88,693	26,379	11,406	126,478
Allowance for loan losses	$9,019	$5,622	$242	$14,883
(1)	As of December 31, 2017, there was no unpaid principal relating to previously identified TDRs that are on accrual status.

The average unpaid principal balance and recorded investment of total impaired loans was $124,877 and $149,771 during the three months ended March 31, 2018 and 2017, respectively. We recorded interest income from impaired loans of $127 and $311 for the three months ended March 31, 2018 and 2017, respectively.

We have evaluated modifications to our commercial real estate loans to determine if the modification constitutes a troubled debt restructuring, or TDR, under FASB ASC Topic 310, “Receivables”. During the three months ended March 31, 2018, we determined that restructuring of one commercial real estate loan with an unpaid principal balance totaling $7,948 constituted a TDR as the interest payment rate was decreased to zero percent and the maturity date was extended. During the three months ended March 31, 2017, there were no restructurings of our commercial real estate loans that constituted a TDR.  During the three months ended March 31, 2018, and March 31, 2017, there were no TDRs that subsequently defaulted for restructurings that had been entered into within the previous 12 months.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

Loans Held for Sale

In February 2018, we began to pursue a sale of certain loans.  In March 2018, we sold these loans, which had an unpaid principal balance of $90,260 and received proceeds of $43,384 after repayment of $45,850 of secured warehouse facility debt and $349 of interest.  We recognized a loss of $930 on these loans.

During March 2018, we transferred nine additional loans to held for sale as we had the intention and ability to sell these loans. The transfer was made at the lower of cost or fair value for each respective loan. As of March 31, 2018, these loans had an unpaid principal balance and carrying amount of $38,394.

NOTE 4: INVESTMENTS IN REAL ESTATE

The table below summarizes our investments in real estate:

	Book Value
	As of March 31, 2018	As of December 31, 2017
Multifamily real estate properties	$17,202	$17,163
Office real estate properties	124,821	130,125
Retail real estate properties	103,113	106,817
Parcels of land	20,567	20,567
Subtotal	265,703	274,672
Less: Accumulated depreciation and amortization	(30,555)	(28,768)
Investments in real estate, net	$235,148	$245,904

As of March 31, 2018, our investments in real estate were comprised of land of $68,078 and buildings and improvements of $197,625. As of December 31, 2017, our investments in real estate were comprised of land of $73,003 and buildings and improvements of $201,669.

As of March 31, 2018, our investments in real estate of $265,703 were financed through $61,965 of mortgage loans or other debt held by third parties and $298,907 of mortgage loans held directly by RAIT or through our RAIT I and RAIT II CDO securitizations. As of December 31, 2017, our investments in real estate of $274,672 were financed through $62,297 of mortgage loans or other debt held by third parties and $298,050 of mortgage loans held directly by RAIT or through our RAIT I and RAIT II CDO securitizations. Together, along with commercial real estate loans held by RAIT I and RAIT II, these mortgage loans serve as collateral for the CDO notes payable issued by the RAIT I and RAIT II CDO securitizations. All intercompany balances and interest charges are eliminated in consolidation.

Property Sales:

During the three months ended March 31, 2018, we did not dispose of any real estate owned properties.  We did recognize a loss of $7 related to a property sold in the prior year, as we settled remaining amounts with third parties subsequent to the sale date.

Impairment:

During the three months ended March 31, 2018, we recognized an impairment charge on two real estate assets of $9,191 as it was more likely than not that we would dispose of the asset before the end of their previously estimated useful lives and a portion of our recorded investment in the assets was determined to not be recoverable.

See Note 7: Fair Value of Financial Instruments for further information regarding our non-recurring fair value measurements.

Other Dispositions:

During the three months ended March 31, 2017, we incurred a non-cash loss on deconsolidation of properties of $15,947 relating to an industrial real estate portfolio containing ten properties with carrying value of $82,501 of investments in real estate and $81,941

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

of related cross-collateralized non-recourse debt as of December 31, 2016. During the three months ended March 31, 2017, the senior lender foreclosed on the mortgage liens encumbering five of these industrial properties and disposed of the properties through auction processes.  These five properties, including other assets, net of related liabilities, had an aggregate carrying value of $43,414. Upon foreclosure, we derecognized these net assets and extinguished related debt of $27,467 based on the proceeds received by the senior lender at the auctions. The difference between the net carrying value and the debt extinguished resulted in the non-cash loss noted above as full release of the remaining cross-collateralized non-recourse debt has not yet been received. The remaining five of these industrial properties have a carrying value of $38,833 of investments in real estate and $54,475 of related cross-collateralized non-recourse debt as of March 31, 2017. During the remainder of 2017, the remaining properties within this portfolio were foreclosed upon and, as a result, there were no assets or liabilities related to this portfolio on our balance sheet as of December 31, 2017.

NOTE 5: INDEBTEDNESS

We maintain various forms of short-term and long-term financing arrangements. Generally, these financing agreements are collateralized by assets within securitizations.

The following table summarizes our total recourse and non-recourse indebtedness as of March 31, 2018:

Description	Unpaid Principal Balance	Unamortized Discount/Premium and Deferred Financing Costs	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
7.0% convertible senior notes (1)	$871	$(37)	$834	7.0%	Apr. 2031 (1)
4.0% convertible senior notes (2)	104,513	(3,183)	101,330	4.0%	Oct. 2033 (2)
7.625% senior notes	56,324	(1,398)	54,926	7.6%	Apr. 2024
7.125% senior notes	68,408	(794)	67,614	7.1%	Aug. 2019
Senior secured notes	9,500	(300)	9,200	7.3%	Apr. 2019
Junior subordinated notes, at fair value (3)	18,671	(11,619)	7,052	5.7%	Mar. 2035
Junior subordinated notes, at amortized cost	25,100	—	25,100	4.3%	Apr. 2037
Secured warehouse facilities	—	(291)	(291)	0.0%	Jun. 2018 to Jul. 2018
Total recourse indebtedness	283,387	(17,622)	265,765	5.7%
Non-recourse indebtedness:
CDO notes payable, at amortized cost (4)(5)	210,797	(1,766)	209,031	2.6%	Jun. 2045 to Nov. 2046
CMBS securitizations (6)(7)	701,232	(6,589)	694,643	3.7%	Jan. 2031 to Dec. 2037
Loans payable on real estate	61,965	(346)	61,619	5.2%	May 2021 to Dec. 2021
Total non-recourse indebtedness	973,994	(8,701)	965,293	3.5%
Other indebtedness (8)	40,830	118	40,948	—	—
Total indebtedness	$1,298,211	$(26,205)	$1,272,006	4.0%
(1)	Our 7.0% convertible senior notes are redeemable at par, at the option of the holder, in April 2021, and April 2026.
(2)	Our 4.0% convertible senior notes are redeemable at par, at the option of the holder, in October 2018, October 2023, and October 2028.
(3)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.

(4)     Excludes CDO notes payable purchased by us which are eliminated in consolidation.

(5)

Collateralized by $458,216 principal amount of commercial mortgage loans, mezzanine loans, other loans and preferred equity interests, $286,064 of which is eliminated in consolidation.  These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

(6)	Excludes CMBS securitization notes payable purchased by us which are eliminated in consolidation.

(7)     Collateralized by $856,508 principal amount of commercial mortgage loans and participation interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2018

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

As of March 31, 2018

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

The current status or activity in our financing arrangements occurring as of or during the three months ended March 31, 2018 is as follows:

Recourse Indebtedness

7.0% convertible senior notes. The 7.0% convertible senior notes are convertible at the option of the holder at a current conversion rate of 206.0859 common shares per $1 principal amount of 7.0% convertible senior notes (equivalent to a current conversion price of $4.85 per common share). As of March 31, 2018, $871 of the 7.0% convertible notes remain outstanding. During the three months ended March 31, 2018, there was no activity other than recurring interest.  These notes do not contain financial covenants.

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

During the three months ended March 31 2018, we repurchased $6,000 in principal amount of the 4.0% convertible senior notes for $5,708. As of March 31, 2018, $104,513 of the 4.0% convertible senior notes remained outstanding.

In April 2018, we repurchased $20,825 in principal amount of the 4.0% convertible senior notes for $20,126.  Also, in May 2018, we repurchased $15,466 in principal amount of the 4.0% convertible senior notes for $15,193.  As of May 1, 2018, $68,222 of the 4.0% convertible senior notes remained outstanding.

7.625% senior notes.  During the three months ended March 31, 2018, there was no activity other than recurring interest. As of March 31, 2018, $56,324 of the 7.625% senior notes remain outstanding. These notes contain financial covenants that are applicable upon the incurrence of debt as defined in the notes’ related indenture including a maximum leverage ratio covenant and a minimum fixed charge ratio covenant. We incurred debt, as defined in this indenture, during the three months ended March 31, 2018. As of March 31, 2018, the leverage ratio, calculated in accordance with the indenture, was 74.6% as compared to a maximum leverage ratio not to exceed 80%, and for the preceding four quarters, the fixed charge coverage ratio, calculated in accordance with the indenture, was 1.34x as compared to a minimum fixed charge coverage ratio of no less than 1.20x.

7.125% senior notes.  During the three months ended March 31, 2018, there was no activity other than recurring interest. As of March 31, 2018, $68,408 of the 7.125% senior notes remain outstanding. These notes contain financial covenants that are applicable upon the incurrence of debt as defined in the notes’ related indenture including a maximum leverage ratio covenant and a minimum fixed charge ratio covenant. We incurred debt, as defined in this indenture, during the three months ended March 31, 2018. As of March 31, 2018, the leverage ratio, calculated in accordance with the indenture, was 74.6% as compared to a maximum leverage ratio not to exceed 80%, and for the preceding four quarters, the fixed charge coverage ratio, calculated in accordance with the indenture, was 1.34x as compared to a minimum fixed charge coverage ratio of no less than 1.20x.

Senior secured notes. During the three months ended March 31, 2018, we repaid $2,000 of the senior secured notes. These notes do not contain financial covenants.

Junior subordinated notes, at fair value. At issuance, we elected to record the $18,671 junior subordinated notes at fair value under FASB ASC Topic 825, with all subsequent changes in fair value recorded in earnings. As of March 31, 2018, the fair value, or carrying amount, of this indebtedness was $7,052.  See Note 2: Summary of Significant Accounting Policies for additional disclosures pertaining to Financial Instruments. These notes do not contain financial covenants.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

Junior subordinated notes, at amortized cost.  During the three months ended March 31, 2018, there was no activity other than recurring interest. These notes do not contain financial covenants.

Secured warehouse facilities. As of March 31, 2018, we had $0 of outstanding secured warehouse borrowings and $0 of outstanding commercial mortgage borrowings under the amended and restated master repurchase agreement, or the Amended MRA.  The Amended MRA has a capacity of $150,000 with a limit of $100,000 for floating rate loans. As of March 31, 2018, we were in compliance with all financial covenants contained in the Amended MRA.

As of March 31, 2018, we had $0 of outstanding borrowings under the $75,000 commercial mortgage facility. As of March 31, 2018, we were in compliance with all financial covenants contained in the $75,000 commercial mortgage facility.

As of March 31, 2018, we had $0 of outstanding borrowings under the $150,000 commercial mortgage facility. As of March 31, 2018, we were in compliance with all financial covenants contained in the $150,000 commercial mortgage facility.

Non-Recourse Indebtedness

CDO notes payable, at amortized cost. CDO notes payable at amortized cost represent notes issued by consolidated CDO securitizations which are used to finance the acquisition of unsecured REIT notes, CMBS securities, commercial mortgage loans and mezzanine loans in our commercial real estate portfolio. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates. Both RAIT I and RAIT II are meeting all of their over collateralization, or OC, and interest coverage, or IC, trigger tests as of March 31, 2018.

CMBS securitizations  As of March 31, 2018, our subsidiary, RAIT 2015-FL5 Trust, or RAIT FL5, had $185,748 of total collateral at par value, none of which was defaulted. RAIT FL5 had classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $124,945 to investors. The 2016 RAIT Venture VIE currently owns the unrated classes of junior notes with an aggregate principal balance of $60,803, and the equity of RAIT FL5. We retain a 60% interest in the venture.  RAIT FL5 does not have OC triggers or IC triggers.

As of March 31, 2018, our subsidiary, RAIT 2016-FL6 Trust, or RAIT FL6, had $138,735 of total collateral at par value, none of which was defaulted. RAIT FL6 had classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $97,463 to investors. The 2017 RAIT Venture VIE currently owns the unrated classes of junior notes, with an aggregate principal balance of $41,272, and the equity of RAIT FL6. We retain a 60% interest in the venture. RAIT FL6 does not have OC triggers or IC triggers.

As of March 31, 2018, our subsidiary, RAIT 2017-FL7 Trust, or RAIT FL7, had $340,751 of total collateral at par value, none of which was defaulted. RAIT FL7 had classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $275,272 to investors.  We currently own the unrated classes of junior notes, including a class with an aggregate principal balance of $65,479, and the equity, or the retained interests, of RAIT FL7. RAIT FL7 does not have OC triggers or IC triggers.

As of March 31, 2018, our subsidiary, RAIT 2017-FL8 Trust, or RAIT FL8, had $247,714 of total collateral at par value, none of which was defaulted. RAIT FL8 had classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $203,552 to investors.  We currently own the unrated classes of junior notes, including a class with an aggregate principal balance of $44,162, and the equity, or the retained interests, of RAIT FL8. RAIT FL8 does not have OC triggers or IC triggers.

The junior notes that we have retained in our CMBS securitizations include the class of junior notes that is subject to the first dollar of loss.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

Maturity of Indebtedness

Generally, the majority of our indebtedness is payable in full upon the maturity or termination date of the underlying indebtedness. The following table displays the aggregate contractual maturities of our indebtedness, as of March 31, 2018, on or before December 31 by year:

	Recourse indebtedness	Non-recourse indebtedness
2018	$-	$983
2019	77,908	1,388
2020	-	1,455
2021	-	58,139
2022	-	-
Thereafter (1)	205,479	912,029
Total	$283,387	$973,994

(1)

Includes $871 of our 7.0% convertible senior notes which are redeemable, at par at the option of the holder in April 2021 and April 2026. Includes $104,513 of our 4.0% convertible senior notes which are redeemable, at par at the option of the holder in October 2018, October 2023, and October 2028.

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

We designate interest rate hedge agreements at inception and determine whether or not the interest rate hedge agreement is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. At designation, certain of these interest rate swaps had a fair value not equal to zero. However, we concluded, at designation, that these hedging arrangements were highly effective during their term using regression analysis and determined that the hypothetical derivative method would be used in measuring any ineffectiveness. At each reporting period, we update our regression analysis and, as of March 31, 2018, we concluded that these hedging arrangements were highly effective during their remaining term and used the hypothetical derivative method in measuring the ineffective portions of these hedging arrangements. As of March 31, 2018, all of our cash flow hedge interest rate swaps had reached maturity. As of March 31, 2018, no new cash flow hedge interest rate swaps have been entered into.

The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments as of March 31, 2018 and December 31, 2017:

	As of March 31, 2018			As of December 31, 2017
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities

Interest rate caps	$—	$—	$—	$—	$—	$—
Interest rate swaps	12,650	73	—	12,650	11	—
Net fair value	$12,650	$73	$-	$12,650	$11	$-

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

Changes in fair value on our other interest rate derivatives are reported in change in fair value of financial instruments in the Consolidated Statements of Operations.

NOTE 7: FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments” requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of investments in loans, preferred equity interests, CDO notes payable, convertible senior notes, junior subordinated notes, warrants and investor share appreciation rights, or SARs, and derivative assets and liabilities is based on significant observable and unobservable inputs. The fair value of cash and cash equivalents, restricted cash, secured warehouse facilities, and other indebtedness approximates their carrying amount or unpaid principal balance due to the nature of these instruments.

The following table summarizes the carrying amount and the fair value of our financial instruments as of March 31, 2018:

Financial Instrument	Carrying Amount	Estimated Fair Value
Assets
Total investment in mortgage loans, held for investment, net	$1,033,552	$996,039
Investment in mortgage loans, held for sale	38,394	38,435
Cash and cash equivalents	84,483	84,483
Restricted cash	152,962	152,962
Derivative assets	73	73
Liabilities
Recourse indebtedness:
7.0% convertible senior notes	834	544
4.0% convertible senior notes	101,330	99,214
7.625% senior notes	54,926	41,680
7.125% senior notes	67,614	59,871
Senior secured notes	9,200	8,806
Junior subordinated notes, at fair value	7,052	7,052
Junior subordinated notes, at amortized cost	25,100	7,755
Non-recourse indebtedness:
CDO notes payable, at amortized cost	209,031	152,673
CMBS securitizations	694,643	700,918
Loans payable on real estate	61,619	63,404
Other indebtedness	40,948	40,830

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

The following table summarizes the carrying amount and the fair value of our financial instruments as of December 31, 2017:

Financial Instrument	Carrying Amount	Estimated Fair Value
Assets
Total investment in mortgage loans, held for investment, net	$1,255,723	$1,252,780
Cash and cash equivalents	53,380	53,380
Restricted cash	157,914	157,914
Derivative assets	11	11
Liabilities
Recourse indebtedness:
7.0% convertible senior notes	833	533
4.0% convertible senior notes	106,800	103,457
7.625% senior notes	54,867	43,009
7.125% senior notes	67,474	61,567
Senior secured notes	11,063	11,197
Junior subordinated notes, at fair value	8,121	8,121
Junior subordinated notes, at amortized cost	25,100	8,849
Secured warehouse facilities	21,743	22,313
Non-recourse indebtedness:
CDO notes payable, at amortized cost	254,724	196,212
CMBS securitizations	736,586	744,359
Loans payable on real estate	61,922	64,377
Other indebtedness	40,955	40,830
Derivative liabilities	—	—
Warrants and investor SARs	—	—

Fair Value Measurements

The following tables summarize information about our assets and liabilities measured at fair value on a recurring basis as of March 31, 2018, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (1)	Significant Unobservable Inputs (Level 3) (1)	Balance as of March 31, 2018
Derivative assets	$—	$73	$—	$73
Total assets	$—	$73	$—	$73

Liabilities:	Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (1)	Significant Unobservable Inputs (Level 3) (1)	Balance as of March 31, 2018
Junior subordinated notes, at fair value	$—	$—	$7,052	$7,052
Total liabilities	$—	$—	$7,052	$7,052
(1)	During the three months ended March 31, 2018, there were no transfers between Level 1 and Level 2, and there were no transfers into and/or out of Level 3.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2018

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

When estimating the fair value of our Level 3 financial instruments, management uses various observable and unobservable inputs. These inputs include yields, credit spreads, duration, effective dollar prices and overall market conditions on not only the exact financial instrument for which management is estimating the fair value, but also financial instruments that are similar or issued by the same issuer when such inputs are unavailable. Generally, an increase in the yields, credit spreads or estimated duration will decrease the fair value of our financial instruments. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value, as determined by management, may fluctuate from period to period and any ultimate liquidation or sale of the investment may result in proceeds that may be significantly different than fair value. For the fair value of our junior subordinated notes, at fair value, we estimate the fair value of these financial instruments using significant unobservable inputs. For the junior subordinated notes, at fair value, we use a discounted cash flow model as the valuation technique and the significant unobservable inputs as of March 31, 2018 include discount rates ranging from 21.81% to 21.92% and as of December 31, 2017 include discount rates ranging from 18.01% to 18.21%. The gains attributable to changes in instrument-specific credit risk were determined by discounting the future cash flows of the notes at base market interest rates and subtracting this amount from the total fair value of the instrument.

The following table summarizes additional information about assets and liabilities that are measured at fair value on a recurring basis for which we have utilized level 3 inputs to determine fair value for the three months ended March 31, 2018:

Liabilities	Junior Subordinated Notes, at Fair Value	Total Level 3 Liabilities
Balance, as of December 31, 2017	$8,121	$8,121
Change in fair value of financial instruments	(1,069)	(1,069)
Balance, as of March 31, 2018	$7,052	$7,052

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

Non-Recurring Fair Value Measurements

As of March 31, 2018, we measured one real estate asset at a fair value of $28,480 in our consolidated balance sheets as it was impaired.  The fair value was based on an offer received to purchase the property and was classified within Level 2 of the fair value hierarchy.  The significant input was the purchase price offered by the potential buyer.

As of March 31, 2018, we measured one real estate asset at a fair value of $0 in our consolidated balance sheets as we concluded that a market participant would not choose to acquire this asset due to the fact that the property’s ground lease payments exceed the operating income from the improvements and the ground lease is currently in default.  This fair value measurement was classified within Level 3 of the fair value hierarchy.

Our other non-recurring fair value measurements relate primarily to our commercial real estate loans that are considered impaired. In evaluating our impaired loans, we estimate the fair value of the underlying collateral of the respective commercial real estate loan and compare that fair value to our total investment in the loan. When estimating the fair value of the underlying collateral of the commercial real estate loan, management uses discounted cash flow analyses and/or direct capitalization valuation analyses. The significant inputs to these valuations are capitalization rates and discount rates and are based on market information and comparable sales of similar properties.  As of March 31, 2018, we measured the underlying collateral of nine of our loans at a fair value of $109,123 in our consolidated balance sheet as they were impaired.

Fair Value of Financial Instruments

The following tables summarize the valuation technique and the level of the fair value hierarchy for financial instruments that are not fair valued in the accompanying consolidated balance sheets but for which fair value is required to be disclosed. The fair value of cash and cash equivalents, restricted cash, secured warehouse facilities, commercial mortgage facilities and other indebtedness approximates cost due to the nature of these instruments and are not included in the tables below.

	Carrying Amount as of March 31, 2018	Estimated Fair Value as of March 31, 2018	Valuation Technique	Level in Fair Value Hierarchy
Total investment in mortgage loans, held for investment, net	$1,033,552	$996,039	Discounted cash flows	Three
Investment in mortgage loans, held for sale	38,394	38,435	Discounted cash flows	Three
7.0% convertible senior notes	834	544	Trading price	Two
4.0% convertible senior notes	101,330	99,214	Trading price	Two
7.625% senior notes	54,926	41,680	Trading price	Two
7.125% senior notes	67,614	59,871	Trading price	Two
Senior secured notes	9,200	8,806	Discounted cash flows	Three
Junior subordinated notes, at amortized cost	25,100	7,425	Discounted cash flows	Three
CDO notes payable, at amortized cost	209,031	152,673	Discounted cash flows	Three
CMBS securitizations	694,643	700,918	Discounted cash flows	Three
Loans payable on real estate	61,619	63,404	Discounted cash flows	Three
Other indebtedness	40,948	40,830	Discounted cash flows	Three

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

	Carrying Amount as of December 31, 2017	Estimated Fair Value as of December 31, 2017	Valuation Technique	Level in Fair Value Hierarchy
Total investment in mortgage loans, held for investment, net	$1,255,723	$1,252,780	Discounted cash flows	Three
7.0% convertible senior notes	833	533	Trading price	Two
4.0% convertible senior notes	106,800	103,457	Trading price	Two
7.625% senior notes	54,867	43,009	Trading price	Two
7.125% senior notes	67,474	61,567	Trading price	Two
Senior secured notes	11,063	11,197	Discounted cash flows	Three
Junior subordinated notes, at amortized cost	25,100	8,849	Discounted cash flows	Three
CDO notes payable, at amortized cost	254,724	196,212	Discounted cash flows	Three
CMBS securitizations	736,586	744,359	Discounted cash flows	Three
Loans payable on real estate	61,922	64,377	Discounted cash flows	Three
Other indebtedness	40,955	40,830	Discounted cash flows	Three

The following table summarizes realized and unrealized gains and losses on assets and liabilities for which we elected the fair value option of FASB ASC Topic 825, “Financial Instruments” and derivatives as reported in change in fair value of financial instruments in the accompanying consolidated statements of operations:

	For the Three Months Ended March 31,
Description	2018	2017
Change in fair value of junior subordinated notes	(269)	(660)
Change in fair value of derivatives	356	7
Change in fair value of warrants and investors SARs	—	(500)
Change in fair value of financial instruments	$87	$(1,153)

The changes in the fair value for the junior subordinated notes for which the fair value option was elected for the three months ended March 31, 2018 and 2017 was primarily attributable to changes in base market interest rates. The changes in the fair value of derivatives for the three months ended March 31, 2018 and 2017 was primarily attributable to changes in interest rates. The changes in fair value of the warrants and investor SARs for the three months ended March 31, 2017 was primarily attributable to changes in the reference stock price and volatility.

NOTE 8: VARIABLE INTEREST ENTITIES

The determination of when to consolidate a VIE is based on the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance together with either the obligation to absorb losses or the right to receive benefits that could be significant to the VIE. We evaluated our investments and determined that, as of March 31, 2018 and December 31, 2017, our consolidated VIEs were: RAIT I, RAIT II, our floating rate securitizations, RAIT VIE Properties (Willow Grove and Cherry Hill) and the two ventures described in Note 5: Indebtedness (RAIT Venture VIEs).

We consolidate the securitizations that we sponsor as we have retained interests in these entities and control the significant decisions regarding the collateral in these entities, such as the approval of loan workouts.  As of March 31, 2018, we consolidated the VIE properties as we own a majority of these entities and control the significant capital and operating decisions regarding the properties.  As of March 31, 2018, we consolidated our two RAIT Venture VIEs (each of which consolidates a floating rate securitization) as we own a majority of these entities and control a majority of the significant decisions regarding the collateral in these entities, such as the approval of loan workouts.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

The following tables present the assets and liabilities of our consolidated VIEs as of each respective date. Certain amounts included in the tables below are eliminated upon consolidation with our other subsidiaries that maintain investments in the debt or equity securities issued by these entities.

	As of March 31, 2018
	RAIT Securitizations	RAIT VIE Properties	RAIT Venture VIEs	Total
Assets
Investments in commercial mortgage loans, mezzanine loans and preferred equity interests, at amortized cost:
Commercial mortgage loans, mezzanine loans, and preferred equity interests	$1,018,930	$—	$277,554	$1,296,484
Allowance for losses	(13,732)	—	—	(13,732)
Total investments in commercial mortgage loans, mezzanine loans and preferred equity interests	1,005,198	—	277,554	1,282,752
Investments in real estate
Investments in real estate	—	25,570	—	25,570
Accumulated depreciation	—	(7,175)	—	(7,175)
Total investments in real estate	—	18,395	—	18,395
Cash and cash equivalents	—	162	189	351
Restricted cash	9,891	350	47,261	57,502
Accrued interest receivable	42,441	—	1,992	44,433
Other assets	126	3,932	—	4,058
Intangible assets
Intangible assets	—	—	—	—
Accumulated amortization	—	—	—	—
Total intangible assets	—	—	—	—
Total assets	$1,057,656	$22,839	$326,996	$1,407,491
Liabilities and Equity
Indebtedness, net	$952,648	$19,597	$323,714	$1,295,959
Accrued interest payable	1,989	5,486	1,053	8,528
Accounts payable and accrued expenses	5	3,283	3	3,291
Derivative liabilities	—	—	—	—
Deferred taxes, borrowers’ escrows and other liabilities	—	186	558	744
Total liabilities	954,642	28,552	325,328	1,308,522
Equity:
Shareholders’ equity:
RAIT investment and Retained earnings (deficit)	103,014	(5,713)	1,553	98,854
Total shareholders’ equity	103,014	(5,713)	1,553	98,854
Noncontrolling Interests	—	—	115	115
Total liabilities and equity	$1,057,656	$22,839	$326,996	$1,407,491

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

	As of December 31, 2017
	RAIT Securitizations	RAIT VIE Properties	RAIT Venture VIE	Total
Assets
Investments in commercial mortgage loans, mezzanine loans and preferred equity interests, at amortized cost:
Commercial mortgage loans, mezzanine loans, and preferred equity interests	$1,082,528	$—	$349,924	$1,432,452
Allowance for losses	—	—	—	—
Total investments in commercial mortgage loans, mezzanine loans and preferred equity interests	1,082,528	—	349,924	1,432,452
Investments in real estate
Investments in real estate	—	25,536	—	25,536
Accumulated depreciation	—	(6,902)	—	(6,902)
Total investments in real estate	—	18,634	—	18,634
Cash and cash equivalents	—	283	92	375
Restricted cash	1,068	237	10	1,315
Accrued interest receivable	41,639	—	2,462	44,101
Other assets	16,860	3,954	—	20,814
Intangible assets
Intangible assets	—	—	—	—
Accumulated amortization	—	—	—	—
Total intangible assets	—	—	—	—
Total assets	$1,142,095	$23,108	$352,488	$1,517,691
Liabilities and Equity
Indebtedness, net	$1,034,750	$19,630	$354,835	$1,409,215
Accrued interest payable	1,869	5,356	1,111	8,336
Accounts payable and accrued expenses	23	3,274	—	3,297
Derivative liabilities	—	—	—	—
Deferred taxes, borrowers’ escrows and other liabilities	—	184	643	827
Total liabilities	1,036,642	28,444	356,589	1,421,675
Equity:
Shareholders’ equity:
RAIT investment and Retained earnings (deficit)	105,453	(5,336)	(4,140)	95,978
Total shareholders’ equity	105,453	(5,336)	(4,140)	95,977
Noncontrolling Interests	—	—	39	39
Total liabilities and equity	$1,142,095	$23,108	$352,488	$1,517,691

The assets of the VIEs can only be used to settle obligations of the VIEs and are not available to our creditors. The amounts that eliminate in consolidation include $259,755 of total investments in mortgage loans and $344,716 of indebtedness as of March 31, 2018 and $257,625 of total investments in mortgage loans and $370,351 of indebtedness as of December 31, 2017. We do not have any contractual obligation to provide the VIEs listed above with any financial support. We have not and do not intend to provide financial support to these VIEs that we were not previously contractually required to provide.

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

As of March 31, 2018

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

On December 7, 2016, we entered into a securities repurchase agreement with the investor pursuant to which we repurchased and cancelled 464,000 Series D preferred shares at par for a purchase price of $11,600 which resulted in a decrease from 4,000,000 Series D preferred shares issued and outstanding to 3,536,000 Series D preferred shares issued and outstanding.

On June 22, 2017, we entered into a securities repurchase agreement with the investor pursuant to which we repurchased and cancelled 402,280 Series D preferred shares at par for a purchase price of $10,057 which resulted in a decrease from 3,536,000 Series D preferred shares issued and outstanding to 3,133,720 Series D preferred shares issued and outstanding.

On March 19, 2018, we redeemed and cancelled 194,530 Series D preferred shares at par for a purchase price of $4,863 which resulted in a decrease from 3,133,720 Series D preferred shares issued and outstanding to 2,939,190 Series D preferred shares issued and outstanding.

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

The following table summarizes the sales activity of the Series D preferred shares from the effective date of the agreement through March 31, 2018:

Aggregate purchase price		$100,000
Repurchase		$(26,520)
Initial value of warrants and investor SARs issued to-date	(21,805)
Costs incurred	(6,834)
Total discount		(28,639)
Discount amortization to-date		28,639
Carrying amount of Series D Preferred Shares		$73,480

We received a notice on February 14, 2018 from the investor describing purported breaches of documents related to the Series D preferred shares which the notice claims constituted a default event and a mandatory redemption triggering event under the Series D preferred shares and stating that the investor was exercising its mandatory redemption right defined in the Series D preferred shares, provided that the investor has extended the time when the notice was to become effective through June 9, 2018. This extension period is the subject of an extension agreement, or the extension agreement, which has requirements for us to use reasonable best efforts to sell specified assets and use the net proceeds to redeem certain of the Series D preferred shares on certain terms and conditions.  One of these assets was sold in March 2018 resulting in net proceeds of $4,863, which were used to redeem and cancel 194,530 Series D preferred shares as discussed above.  We dispute that any breaches exist under the documents related to the Series D preferred shares.  If our securities listed on the NYSE were delisted or ceased to trade on the NYSE or another defined trading market after June 9, 2018, this could ultimately provide the investor with redemption rights in certain circumstances.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 10: SHAREHOLDERS’ EQUITY

Preferred Shares

Dividends:

The following table summarizes the dividends we declared and paid on the preferred shares for the three months ended March 31, 2018:

March 31, 2018
Series A Preferred Shares
Date declared	3/13/2018
Record date	3/23/2018
Date paid	3/30/2018
Total dividend amount	$2,589
Series B Preferred Shares
Date declared	3/13/2018
Record date	3/23/2018
Date paid	3/30/2018
Total dividend amount	$1,225
Series C Preferred Shares
Date declared	3/13/2018
Record date	3/23/2018
Date paid	3/30/2018
Total dividend amount	$910
Series D Preferred Shares
Date declared	3/13/2018
Record date	3/23/2018
Date paid	3/30/2018
Total dividend amount	$1,665

On March 19, 2018, we redeemed and cancelled 194,530 Series D preferred shares. The Series D Preferred Shares had a $1,665 total dividend declared on March 13, 2018 with a record date of March 23, 2018 which included a $103 payment on March 19, 2018 and a $1,562 payment on March 30, 2018.

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

As of March 31, 2018, 2,724,935 Series A Preferred Shares, 947,496 Series B Preferred Shares, and 999,675 Series C Preferred Shares remain available for issuance under the 2014 Preferred ATM agreement.

Common Shares

Dividends:

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

During the three months ended March 31, 2018, we paid $105 of dividends on restricted common share awards that vested in this period.  These dividends were declared during the vesting period but remained forfeitable prior to vesting and became payable upon vesting in accordance with the terms of these awards.

Dividend Reinvestment and Share Purchase Plan (DRSPP):

We have a dividend reinvestment and share purchase plan, or DRSPP, under which we registered and reserved for issuance, in the aggregate, 10,500,000 common shares. During the three months ended March 31, 2018, we issued a total of zero common shares. As of March 31, 2018, 7,739,162 common shares, in the aggregate, remain available for issuance under the DRSPP.

Capital on Demand™ Sales Agreement (COD):

On November 21, 2012, we entered into a Capital on Demand™ Sales Agreement, or the COD sales agreement, with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we may issue and sell up to 10,000,000 of our common shares from time to time through JonesTrading acting as agent and/or principal, subject to the terms and conditions of the COD sales agreement. Unless the COD sales agreement is earlier terminated by JonesTrading or us, the COD sales agreement automatically terminates upon the issuance and sale of all of the common shares subject to the COD sales agreement. During the three months ended March 31, 2018, we did not issue any common shares pursuant to this agreement. As of March 31, 2018, 7,918,919 common shares, in the aggregate, remain available for issuance under the COD sales agreement.

Shareholders’ Equity Attributable to Common Shares:

As of March 31, 2018, total shareholders’ equity attributable to common shares was a deficit of $86,532.

Noncontrolling Interests

RAIT Venture VIE:

During the three months ended March 31, 2018, the 2017 RAIT Venture VIE, which elected to be taxed as a REIT and that was formed in 2017 to hold the junior subordinated notes of FL-6, issued 125 Series A Preferred Shares at a public offering.  The price was $1,000 per share and the 2017 RAIT Venture VIE received $76 of net proceeds.  Refer to Note 2: Summary of Significant Accounting Policies, (p) Income Taxes, and Note 5: Indebtedness for further discussion about this entity.

Acquisition of noncontrolling interests related to PlazAmericas Mall:

On March 16, 2018, we acquired the noncontrolling interests related to PlazAmericas Mall, a retail real estate property, for $343, including transaction costs.  These noncontrolling interests had a carrying amount of $3,582.  As we previously held a controlling financial interest in PlazAmericas Mall, we accounted for the acquisition of the noncontrolling interests as an equity transaction.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 11: EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018	2017
Income (loss)	$(27,705)	$(21,539)
(Income) loss allocated to preferred shares	(6,389)	(8,526)
(Income) loss allocated to noncontrolling interests	—	(20)
Net income (loss) allocable to common shares	(34,094)	(30,085)
Weighted-average shares outstanding—Basic	91,874,670	91,300,812
Dilutive securities	—	—
Weighted-average shares outstanding—Diluted	91,874,670	91,300,812
Earnings (loss) per share—Basic:
Earnings (loss) per share—Basic	$(0.37)	$(0.33)
Earnings (loss) per share—Diluted:
Earnings (loss) per share—Diluted	$(0.37)	$(0.33)

For the three months ended March 31, 2018, securities convertible into 12,539,962 common shares, were excluded from the earnings (loss) per share computations because their effect would have been anti-dilutive. For the three months ended March 31, 2017, securities convertible into 26,935,378 common shares, were excluded from the earnings (loss) per share computations because their effect would have been anti-dilutive.

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

Ballard Spahr LLP

As of June 27, 2017, Justin P. Klein has been appointed as a trustee on our board.  Mr. Klein is a partner at Ballard Spahr LLP. RAIT has paid Ballard Spahr LLP $32 during the three months ended March 31, 2018. The approximate dollar value of Mr. Klein’s interest in these fees was less than $1 for the three months ended March 31, 2018, based on Mr. Klein’s Ballard partnership interest.

Charles Frischer and the Libby Frischer Family Partnership

On March 30, 2018, the Libby Frischer Family Partnership, or LFFP, and RAIT signed a letter, or the 3/30/18 Letter, which provided that RAIT would exempt LFFP from the ownership limit, or the Common Ownership Limit, contained in RAIT’s Declaration of Trust, or the DOT, providing that no person may own more than 8.3% of our outstanding common shares, or the Common Shares. The 3/30/18 Letter exempted LFFP from the Common Ownership Limit for holding Common Shares that LFFP intended to purchase on or after March 30, 2018 in an amount which, when added to the Common Shares owned by Charles F. Frischer and certain affiliated entities of Mr. Frischer at the time of any such acquisition, does not exceed an amount equal to 12.5%  of the outstanding Common Shares. Mr. Frischer is the general partner of LFFP and has filed Statements of Beneficial Ownership on Schedule 13D regarding his beneficial ownership of the Common Shares and RAIT’s 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, or the Series A Preferred Shares, 8.375% Series B Cumulative Redeemable Preferred Shares of

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

Beneficial Interest, or the Series B Preferred Shares, and 8.875% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest, or the Series C Preferred Shares.

On April 6, 2018, RAIT, LFFP and Mr. Frischer entered into a cooperation agreement, or the Frischer Cooperation Agreement, which sets forth certain transfer restrictions and standstill provisions, among other things, for a period of time. Subsequent to entering into the Frischer Cooperation Agreement, on April 6, 2018, LFFP, Mr. Frischer and RAIT signed a letter agreement, or the 4/6/18 Letter Agreement, which provided that RAIT would exempt LFFP from RAIT’s Common Ownership Limit and from the ownership limit, or the Preferred Ownership Limit, contained in the DOT providing that no person may own more than 9.8% of any series of our outstanding preferred shares, or the Preferred Shares, up to an amount equal to 15.0% with respect to the Common Shares and each series of our Preferred Shares.

Highland Capital Management, L.P.

On May 26, 2017, RAIT entered into a previously disclosed cooperation agreement with Highland Capital Management, L.P. and its affiliates (Highland), which remains in effect.

IRT

During 2017, RAIT engaged in transactions with a former related party, Independence Realty Trust, or IRT. RAIT ended its last arrangement with IRT as of December 20, 2017 and does not consider IRT to be a related party after that date. The following are the transactions with IRT for the three months ended March 31, 2017:

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

In accordance with the Memorandum of Understanding dated September 26, 2016, which memorialized the terms of James J. Sebra’s resignation, he was owed a cash bonus, payable in 2017, equal to 25% of his cash bonus for the year ended December 31, 2016.  As of March 31, 2017, $110 had been accrued as a payable for this cash bonus, which was subsequently paid.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 13: SUPPLEMENTAL DISCLOSURE TO STATEMENT OF CASH FLOWS

The following are supplemental disclosures to the statements of cash flows for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018	2017
Cash paid for interest	$12,925	$16,247
Cash paid (refunds received) for taxes	(2)	24
Non-cash increase in investments in real estate, intangible assets, and other liabilities from conversion of loans	—	1,590
Non-cash (decrease) in investments in real estate, restricted cash, other assets, intangible assets, accounts payable and accrued expenses, and other liabilities from deconsolidation of properties	—	(43,025)
Non-cash increase (decrease) in indebtedness from debt extinguishments	(293)	(3,813)
Non-cash increase (decrease) in indebtedness from deconsolidation of properties	—	(27,467)

For a discussion of the non-cash changes in indebtedness and investments in real estate, restricted cash, other assets, intangible assets, accounts payable and accrued expenses, and other liabilities that occurred during the three months ended March 31, 2017, see Note 4: Investments in Real Estate and Note 5: Indebtedness.

During the three months ended March 31, 2018, we transferred certain loans with an unpaid principal balance of $90,260 held for investment to held for sale, which were sold in March 2018.  During the three months ended March 31, 2018, we transferred nine additional loans from held for investment to held for sale with a carrying amount of $38,394. See Note 3: Investment in Commercial Mortgage Loans, Mezzanine Loans, and Preferred Equity Interests for further discussion.

During the three months ended March 31, 2018, we acquired the noncontrolling interests related to PlazAmericas Mall for $343, including transaction costs. See Note 10: Shareholders’ Equity for further discussion.

The following table summarizes our cash and cash equivalents and restricted cash balances as of March 31, 2018 and March 31, 2017:

	As of March 31, 2018	As of March 31, 2017
Cash and cash equivalents	$84,483	$96,432
Restricted cash	152,962	141,610
Total cash and cash equivalents and restricted cash	$237,445	$238,042

NOTE 14: COMMITMENTS AND CONTINGENCIES

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

Employment Related Commitments and Contingencies

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

On February 21, 2018, Scott L.N. Davidson, our former Chief Executive Officer and President, pursuant to his previously disclosed employment agreement with us provided notice to RAIT of his intent to resign from his employment with RAIT for “Good Reason” (as defined in his employment agreement). While RAIT and Mr. Davidson entered into a separation agreement, under which Mr. Davidson’s employment with RAIT terminated effective February 28, 2018, each reserved their respective rights as to whether “Good Reason” exists.  We may incur additional expenses and severance costs in connection with Mr. Davidson’s separation from RAIT.

During the three months ended March 31, 2017, we reached an agreement in principle to settle a matter with a former employee for $175.  This amount had been accrued as a liability as of March 31, 2017.

RAIT Preferred Funding II, Ltd. v. CWCapital Asset Management LLC, et al.–Index No. 651729/2016 (Sup. Ct. N.Y.)

On September 20, 2017, RAIT Preferred Funding II, Ltd., or RAIT II, filed an amended complaint against CWCapital Asset Management, LLC, or CWCapital, Wells Fargo Bank N.A., or Wells Fargo, and U.S. Bank N.A., or U.S. Bank. This action concerns a loan, or the mortgage loan, to a non-party borrower, or the borrower, made in 2007.  RAIT II purchased $18,500 of the mortgage loan for which it holds a promissory note, or note B.  U.S. Bank is the trustee for a securitization trust that purchased the remaining $190,000 of the mortgage loan and for which it held a promissory note, or note A.  CWCapital is the special servicer and Wells Fargo is the master servicer for the mortgage loan (including note A and note B).  The parties’ rights and obligations are governed by, among other things, a pooling and servicing agreement and a co-lender agreement.  The mortgage loan was repaid in May of 2017, and the defendants have alleged that RAIT II was not entitled to receive any payoff of principal under note B pursuant to the subordination and other provisions of the co-lender agreement.  RAIT charged off its $18,500 note B during the year ended December 31, 2017.  In the amended complaint, RAIT II alleges, among other things, that the defendants breached certain of its obligations under the operative documents and RAIT II should have received, among other things, all of its $18,500 principal under note B.  The proceedings are still in the initial stages.

Loan Funding Commitments

Certain of the existing mortgage loans that we previously originated contain commitments to fund certain amounts that were not funded upon the origination of the mortgage loan. These loans are held by certain of our FL securitizations and these FL securitizations are required to purchase these funding commitments from us and at our direction as funds become available from loan payoffs in the FL securitization. As of March 31, 2018, our total outstanding funding commitment was $11,714.

NOTE 15: SUBSEQUENT EVENTS

We have evaluated subsequent events or transactions that have occurred after the consolidated balance sheet date of March 31, 2018, but prior to the filing of the consolidated financial statements with the SEC on this Quarterly Report on Form 10-Q. We have determined that, except as disclosed within this Note and other Notes, there are no subsequent events that require disclosure in this Quarterly Report on Form 10-Q.

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

RAIT’s forward-looking statements include, but are not limited to, statements regarding RAIT’s plans and initiatives to:

•	address the “going concern” considerations described in our financial statement footnotes and generate sufficient liquidity to satisfy our obligations as they become due;
•	divest RAIT of the majority of RAIT’s remaining real estate assets releasing cash from those sales and/or distributions on our retained interests in our RAIT I and RAIT II securitizations;
•	opportunistically divest and maximize the value of RAIT’s legacy REO portfolio and remaining property management operations and, ultimately, minimize REO holdings;
•	significantly reduce RAIT’s total expense base;
•	sell non-core commercial real estate, or CRE, and lower asset management costs;
•	explore the sale of RAIT’s retained interests in RAIT FL5 and RAIT FL6; and
•	opportunistically divest and maximize the value of certain of RAIT’s loans.

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

•	whether we will be able to satisfy the put right, if asserted, of holders of our 4.0% senior convertible notes arising in October 2018;
•	whether rights to payment under our senior convertible notes and senior secured notes will be accelerated if we do not satisfy covenants relating to remaining listed on the NYSE;
•	whether the investor will enforce any mandatory right to require us redeem our Series D preferred shares;
•	whether RAIT will be able to redeem the Series D preferred shares as contemplated by the extension agreement;
•

if any of our indebtedness is accelerated because of a breach of covenant or payment default, whether we would be able to satisfy such indebtedness and any other debt that was accelerated due to a cross default or otherwise as a consequence;

•

whether the suspension of our lending business will have adverse consequences on our ability to negotiate with creditors and investors and adversely affect our access to capital or the ability to maximize the value of our assets held for disposition;

•

whether RAIT will be able to continue to opportunistically divest and maximize the value of RAIT’s legacy REO portfolio, existing property management operations and the majority of RAIT’s non-lending assets;

•	whether RAIT will be able to sell its retained interests in RAIT FL5 and RAIT FL6;
•	whether RAIT will be able to opportunistically divest and maximize the value of certain of RAIT’s loans;
•	whether the divestiture of RAIT’s CRE portfolio will lead to lower asset management costs and lower expenses;
•	whether RAIT will be able to reduce compensation and G&A expenses and indebtedness;
•	whether RAIT will continue to pay dividends and the amount of such dividends;
•	overall conditions in commercial real estate and the economy generally;
•	whether market conditions will enable RAIT to continue to implement our capital recycling and debt reduction plan involving selling properties and repurchasing or paying down our debt;
•	changes in the expected yield of our investments;
•	changes in financial markets and interest rates, or to the business or financial condition of RAIT;
•	whether the amount of loan repayments will be at the level assumed;
•	whether our management changes will be successfully implemented;
•	whether RAIT will be able to sell real estate properties and certain loans;
•	the availability of financing and capital, including through the capital and securitization markets;
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

The risk factors discussed and identified in RAIT’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and other filings with the SEC, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable law or regulation, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events.

Overview

We are an internally-managed Maryland real estate investment trust, or REIT, focused on managing a portfolio of commercial real estate (CRE) loans and properties.

During the three months ended March 31, 2018, we continued to undertake steps intended to increase RAIT’s liquidity and better position RAIT to meet its financial obligations as they come due.  We refer to these steps as the 2018 strategic steps and they include, but are not limited to:

•	The suspension of our lending business along with the implementation of other steps to reduce costs within our other operating businesses;
•	The continuation of the process of selling our owned real estate, or REO, portfolio and selling certain of our loans, while continuing to service and manage our existing CRE loan portfolio; and
•

The engagement of a financial advisor, M-III Advisory Partners, LP, to advise and assist RAIT in its ongoing assessment of its financial performance and financial needs and in evaluating strategic and financial transactions.

Key developments related to the 2018 strategic steps included the following:

•	Debt Reductions
o	RAIT’s indebtedness, based on principal amount, declined by $121.4 million, or 8.6%, during the three months ended March 31, 2018.
o	Total recourse debt, excluding RAIT’s secured warehouse facilities, declined by $8.0 million, or 2.8% during the three months ended March 31, 2018.
o	RAIT’s secured warehouse facilities had no outstanding borrowings as of March 31, 2018.
o

Subsequent to March 31, 2018, RAIT repurchased an additional $36.3 million of its 4.0% convertible senior notes, which left $68.2 million of 4.0% convertible senior notes outstanding as of May 1, 2018.

•	Asset Monetization Plan and Liquidity Position
o

RAIT sold certain loans with an aggregate principal balance of $90.3 million for an aggregate purchase price of $89.6 million during the three months ended March 31, 2018. After repayment of obligations secured by those loans of $46.2 million, RAIT received net proceeds of $43.4 million.

o	RAIT’s cash and cash equivalents balance as of March 31, 2018 was $84.5 million and $44.5 million as of May 1, 2018.

•	Compensation & General and Administrative, or G&A, Expenses
o

RAIT implemented a reduction in force of certain of its employees determined to be non-essential to RAIT’s implementation of the 2018 strategic steps, which is expected to reduce the future run rate of compensation expenses from approximately $2.5 million per quarter at December 31, 2017 to approximately $1.1 million per quarter subsequent to the reduction in force.

o	RAIT implemented a retention plan, which RAIT expects to incentivize its executive and non-executive employees to remain employed at RAIT and to work to implement the 2018 strategic steps.
o

In connection with the implementation of the 2018 strategic steps and the completion of our strategic alternatives process, among other items, RAIT incurred significant legal and consulting expenses during the three months ended March 31, 2018. These items contributed to $6.3 million of G&A expenses during the three months ended March 31, 2018.

During the three months ended March 31, 2018, we generated GAAP net income (loss) allocable to common shares of $(34.1) million, or $(0.37) per common share-diluted, as compared to $(30.1) million, or $(0.33) per common share-diluted, during the three months ended March 31, 2017.

NYSE Continued Listing Status

As previously disclosed, effective September 21, 2017, RAIT received written notification, or the NYSE Notice, from the New York Stock Exchange, or the NYSE, that RAIT was not in compliance with an NYSE continued listing standard in Rule 802.01C of the NYSE Listed Company Manual because the average closing price of RAIT’s common shares fell below $1.00 over a consecutive 30 trading-day period ending September 15, 2017.  RAIT has informed the NYSE that it currently intends to seek to cure the price condition by proposing a reverse stock split or other action that may require approval of its shareholders.  Under NYSE listing standards, RAIT must obtain the shareholder approval by no later than RAIT’s next annual meeting and must implement the action promptly thereafter. In this event, the price condition will be deemed cured if the price promptly exceeds $1.00 per share, and the price remains above the level for at least the following 30 trading days. Our common shares could also be delisted if the trading price of our common shares on the NYSE at any time is abnormally low, which has generally been interpreted to mean at levels below $0.16 per share, or if our average market capitalization over a consecutive 30 day-trading period is less than $15.0 million. In these events, which we cannot control, we would not have an opportunity to cure the deficiency, and our shares would be suspended from trading on the NYSE immediately, and the NYSE would begin the process to delist our securities, subject to RAIT’s right to appeal under NYSE rules.  We cannot assure you that any appeal we undertake in these or other circumstances will be successful. While RAIT is considering various options it may take in an effort to cure this deficiency and regain compliance with this continued listing standard, there can be no assurance that RAIT will be able to cure this deficiency or if RAIT will cease to comply with another continued listing standard of the NYSE.  See Item 1A of our Annual Report for risks relating to the potential consequences of our failure to meet NYSE continued listing standards, which include triggering possible acceleration of some of our indebtedness and possible rights under some series of our preferred, any of which could materially adversely affect our liquidity.

Going Concern Considerations

Please see Part I, Item1, “Financial Statements —Note 2: Summary of Significant Accounting Policies—Going Concern

Considerations” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—

Liquidity and Capital Resources” for a discussion of going concern considerations.

Commitments and Contingencies

Please see Part I, Item1, “Financial Statements —Note 14: Commitments and Contingencies” for a description of litigation and certain other possible events that could have a significant impact on our future operating results.

Trends That May Affect our Business

Investors should read Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report for a detailed discussion of the following items:

•	Impact of Change in Business Strategy.
•	Trends relating to capital markets.
•	Trends relating to investments in loans.
•	Trends relating to investments in real estate.
•	Interest rate environment.
•	Prepayment rates.

CRE Lending

We primarily own short-term bridge loans, subordinated, or “mezzanine,” loans and preferred equity interests. We historically also offered mezzanine loans and preferred equity interests in limited circumstances to support first lien loans.  These represent a smaller portion of our CRE loan portfolio.  Our mezzanine loans are subordinate in repayment priority to a senior mortgage loan or loans on a property and are typically secured by pledges of ownership interests, in whole or in part, in the entities that own the real property. We generate a return on our preferred equity investments primarily through distributions to us at a fixed rate and, in some instances, the payment of distributions may be subject to there being sufficient net cash flow from the underlying real estate to make such payments. We used this investment structure as an alternative to a mezzanine loan where the financial needs and tax situation of the borrower, the terms of senior financing secured by the underlying real estate or other circumstances necessitate holding preferred equity. Our CRE loans are in most cases non-recourse or limited recourse loans secured by commercial real estate assets or real estate entities. This means that we look primarily to the assets securing the loan for repayment, subject to certain standard exceptions. Where possible, we sought to maintain direct lending relationships with borrowers, as opposed to investing in loans controlled by third-party lenders.

During the three months ended March 31, 2018, we originated $46.2 million of CRE loans prior to our implementation of the 2018 strategic steps and during that three month period, we received CRE loan repayments of $269.2 million.

The tables below describe certain characteristics of our held-for-investment commercial mortgage loans, mezzanine loans, and preferred equity interests as of March 31, 2018 (dollars in thousands):

	Carrying Value	Weighted- Average Coupon	Range of Maturities	Number of Loans
Commercial Real Estate (CRE) Loans
Commercial mortgage loans	$992,356	6.5%	Apr. 2018 to Jun. 2025	78
Mezzanine loans	23,422	13.2%	May 2018 to Mar. 2023	4
Preferred equity interests	33,280	6.7%	Nov. 2018 to Jan. 2029	15
Total investments in loans	$1,049,058	6.7%		97

During the three months ended March 31, 2018, we sold certain loans which had an unpaid principal balance of $90.3 million and received proceeds of $43.4 million after repayment of $45.8 million of secured warehouse facility debt and $0.3 million of interest for a loss of $0.9 million.  As of March 31, 2018, our loans held for sale consisted of nine loans with an unpaid principal balance of $42.2 million and a carrying amount of $38.4 million. These loans were transferred to held for sale at the lower of cost or fair value during the three months ended March 31, 2018.

Certain of our commercial mortgage loans, mezzanine loans and preferred equity interests provide for the accrual of interest at specified rates which differ from current payment terms.  We refer to these loans as cash flow loans.  Although a cash flow loan accrues interest at a stated rate, pursuant to forbearance or other agreements, the borrower is only required to pay interest each month at a minimum rate, which may be as low as zero percent, plus additional interest up to the stated rate to the extent of all remaining cash flow from the property underlying the loan after the payment of property operating expenses.  Please see Part I, Item 1, “Financial Statements —Note 2: Summary of Significant Accounting Policies—Revenue Recognition” for further information on these loans.  As of March 31, 2018, we held investments we characterized as cash flow loans, with a recorded investment (including accrued interest) of $127.1 million comprised of preferred equity interests totaling $43.1 million, bridge loans totaling $53.4 million and mezzanine loans totaling $30.6 million.

As of March 31, 2018, our nonaccrual loans total $87.5 million and represent six loans originated prior to 2008, down from $98.6 million as of December 31, 2017 primarily due to charge-offs during the three months ended March 31, 2018.  We remain focused on working with our borrowers on these loans to either sell or refinance the underlying properties as expeditiously as possible.  As of March 31, 2018, we have a loan loss reserve of $13.7 million, representing approximately 15.7% of our nonaccrual loans and 1.3% of our total CRE loan portfolio.

We have historically financed our consolidated CRE loans on a long-term basis through securitizations. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Securitization Summary” for more information about our securitizations.

The charts below describe the property types and the geographic breakdown of our commercial mortgage loans, mezzanine loans, other loans, and preferred equity interests as of March 31, 2018:

(1)	Based on carrying amount.

REO Portfolio

As of March 31, 2018, our real estate portfolio had an aggregate gross cost (carrying value) of $265.7 million ($235.1 million), comprised of $124.8 million ($104.6 million) of office properties, $17.2 million ($13.0 million) of multifamily properties, $103.1 million ($97.0 million) of retail properties and $20.6 million ($20.6 million) of land. We are expecting to dispose of REO properties with an aggregate gross cost (carrying value), as of March 31, 2018, of approximately $167.8 million ($157.4 million) during the remainder of 2018.

During the three months ended March 31, 2018, we recognized impairment charges on two of our real estate assets of $9.2 million as it was more likely than not that we would dispose of the assets before the end of their previously estimated useful lives and a portion of our recorded investment in these assets was determined to not be recoverable.

We are continuing to market for sale a majority of our real estate properties, and the ultimate outcomes of the sales of those properties is dependent on current market conditions and demand specific to each individual property, among other factors.

We have financed our portfolio of investments in commercial real estate through secured commercial mortgage loans held by either third-party lenders or our commercial real estate securitizations.

The table below describes certain characteristics of our REO Portfolio as of March 31, 2018 (dollars in thousands).  We have historically invested in real estate properties, primarily multi-family properties, throughout the United States.

	Investments in Real Estate (1)	Average Physical Occupancy	Units/ Square Feet/ Acres	Number of Properties
Multifamily real estate properties	$17,202	94.1%	220	1
Office real estate properties	124,821	79.1%	1,291,283	5
Retail real estate properties	103,113	62.0%	1,674,674	6
Parcels of land	20,567	N/A	9.2	4
Total	$265,703	—		16

(1)	Based on properties owned as of March 31, 2018.

The charts below describe the property types and the geographic breakdown of our investments in real estate as of March 31, 2018:

(1)	Based on gross cost.

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

As of March 31, 2018, we had sponsored six securitizations with varying amounts of retained or residual interests held by us which we consolidate in our financial statements as follows: RAIT I, RAIT II, RAIT 2015-FL5 Trust, or RAIT FL5, RAIT 2016-FL6 Trust, or RAIT-FL6, RAIT 2017-FL7 Trust, or RAIT-FL7 and RAIT 2017-FL8 Trust, or RAIT-FL8. We refer to RAIT FL5, RAIT FL6, RAIT FL7 and RAIT FL8 as the FL securitizations. We previously exercised our rights and unwound four other securitizations we had sponsored, RAIT 2013-FL1 Trust, or RAIT FL1, in 2015, RAIT 2014-FL2 Trust, or RAIT FL2, in 2016, RAIT 2014-FL3 Trust, or RAIT FL3, in April 2017, and RAIT 2015-FL4 Trust, or RAIT FL4, in September 2017. We originated substantially all the loans collateralizing RAIT I, RAIT II and the FL securitizations. We serve as the collateral manager, servicer and special servicer on RAIT I and RAIT II and as servicer and special servicer for each of the FL securitizations.

Over time, our returns on and cash flows from our retained interests in our securitizations generally decrease as the senior classes of debt bearing relatively lower interest rates are paid down by collateral pool payments and other proceeds leaving more junior classes of debt bearing relatively higher interest rates on the smaller collateral pool.  As a result, we continue to evaluate strategies to manage the returns on our capital allocated to our retained interests in each of our securitizations consistent with our rights and obligations under our securitizations and relevant market conditions, which may include, without limitation, unwinding a securitization and rolling the remaining collateral over to a new securitization and may involve, where applicable, selling our properties securing loans included in the collateral pool and repaying such loans.  With respect to our floating rate CMBS securitizations described below, we have implemented a process of unwinding the FL securitizations when, because of loan repayments, the securitizations become inefficient and we have the means and desire to do so.  In addition, as part of the 2018 strategic steps, we are exploring the possible sale or other transfer of our retained interests in RAIT FL5 and RAIT FL6.  While we expect any such sale or transfer would provide substantial benefits to RAIT relating to implementing the 2018 strategic steps, we would expect any such sale or transfer to result in our deconsolidation of these securitizations which could significantly affect our financial results and may result in us no longer servicing and/or special servicing such securitizations.

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

Repayment of the loans collateralizing RAIT I and RAIT II outside their contractual maturities are expected to remain consistent with 2017 levels in the foreseeable future. In addition, we have 10 properties held for disposition with an aggregate gross cost of $167.8 million, and carrying value of $157.4 million, as of March 31, 2018.  The related indebtedness of these properties is expected to be repaid with the proceeds of any sales, which primarily includes paying down the most senior notes outstanding issued by RAIT I and RAIT II, as applicable. We continue to evaluate our real estate portfolio with regards to identifying other possible properties to sell as part of our previously disclosed capital recycling and debt reduction plan.  Because we own properties that are financed, in part, by loans collateralizing RAIT I and RAIT II, sales of our properties could result in a significant reduction of our securitization notes payable. These repayments have reduced our returns from these securitizations and we expect future repayments to continue to reduce these returns.  We currently expect a sufficient number of the remaining loans collateralizing RAIT II to be substantially repaid or otherwise disposed of by the end of 2018, which will allow us to redeem and collapse that securitization.

If the CDO notes issued by RAIT I and RAIT II have not been redeemed in full prior to the distribution date occurring in August 2018, in the case of RAIT I, and May 2018, in the case of RAIT II, then an auction of the collateral assets of RAIT I or RAIT II, as relevant, will be conducted by the relevant trustee periodically thereafter and, if certain conditions set forth in the relevant indenture are satisfied, such collateral assets will be sold at the auction and the relevant CDO notes will be redeemed, in whole, but not in part, on such distribution date. Seven auctions for RAIT I and eleven auctions for RAIT II have been held but no sales occurred as not all of the conditions precedent were satisfied.

In March 2018, a rating agency, DBRS Limited, or DBRS announced that it had placed all classes of the floating rate notes issued by RAIT FL5, RAIT FL6 and RAIT FL8 under review with negative implications.  DBRS did this citing concerns over RAIT’s ability to continue to effectively service and special service these transactions due to RAIT’s announcement of the 2018 strategic steps. DBRS announced it would revisit the ratings once additional information becomes available.  RAIT’s ability to act as servicer and special servicer for these securitizations could be materially adversely affected if RAIT is unable to address DBRS’ concerns.

A summary of the investments in our consolidated securitizations as of the most recent payment information is as follows:

Our Legacy Securitizations

•

RAIT I—RAIT I has $359.2 million of total collateral at par value, of which $39.2 million is defaulted. The current overcollateralization, or OC, test is passing at 140.1% with an OC trigger of 116.2%. We currently own $43.3 million of the securities that were originally rated investment grade and $200.0 million of the non-investment grade securities issued by this securitization. We are currently receiving all distributions required by the terms of our retained interests in this securitization and are receiving all of our collateral management fees. We pledged $14.0 million of the securities we own issued by RAIT I as collateral for a senior secured note we issued.

•

RAIT II—RAIT II has $161.1 million of total collateral at par value, of which $18.5 million is defaulted. The current OC test is passing at 214.7% with an OC trigger of 111.7%. We currently own $50.4 million of the securities that were originally rated investment grade and $30.5 million of the non-investment grade securities issued by this securitization. We are currently receiving all distributions required by the terms of our retained interests in this securitization and are receiving all of our collateral management fees.

Our Floating Rate CMBS Securitizations

•

RAIT FL5—RAIT FL5 has $154.0 million of total collateral at par value, none of which is in default.  RAIT FL5 does not have OC triggers or IC triggers. RAIT FL5, has classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $93.2 million to investors.  A venture, in which we have retained a 60% interest, owns the unrated classes of junior notes and the equity, or the retained interests, of RAIT FL5.  The unrated classes of junior notes have an aggregate principal balance of $60.8 million.

•

RAIT FL6—RAIT FL6 has $123.5 million of total collateral at par value, none of which is in default. RAIT FL6 has classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $82.2 million to investors. A venture, in which we have retained a 60% interest, owns the unrated classes of junior notes and the equity, or the retained interests, of RAIT FL6. We received approximately $17.0 million of capital as a result of this contribution. The unrated classes of junior notes have an aggregate principal balance of $41.3 million.

•

RAIT FL7—RAIT FL7 has $340.7 million of total collateral at par value, none of which is in default. RAIT FL7 does not have OC triggers or IC triggers. RAIT FL7, has classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $275.2 million to investors. We currently own the less than investment grade classes of junior notes, including a class with an aggregate principal balance of $65.5 million, and the equity, or the retained interests, of RAIT FL7.

•

RAIT FL8—RAIT FL8 has $238.2 million of total collateral at par value, none of which is in default. RAIT FL8, has classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $194.0 million to investors. We currently own the less than investment grade classes of junior notes, including a class with an aggregate principal balance of $44.2 million, and the equity, or the retained interests, of RAIT FL8.

Results of Operations

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

The following table sets forth information regarding our consolidated results of operations for the three months ended March 31, 2018 and 2017.

	For the Three Months Ended March 31,
	2018	2017	$ Variance	% Variance
Revenue:
Investment interest income	$18,865	$17,650	$1,215	7%
Investment interest expense	(10,549)	(9,773)	(776)	8%
Net interest margin	8,316	7,877	439	6%
Property income	8,816	20,065	(11,249)	-56%
Fee and other income	1,209	1,661	(452)	-27%
Total revenue	18,341	29,603	(11,262)	-38%
Expenses:
Interest expense	6,771	10,143	(3,372)	-33%
Real estate operating expense	5,790	10,634	(4,844)	-46%
Property management expenses	1,931	2,213	(282)	-13%
General and administrative expenses:
Compensation expense	2,925	3,487	(562)	-16%
General and administrative expense	6,338	2,705	3,633	134%
Total general and administrative expenses	9,263	6,192	3,071	50%
Acquisition and integration expenses	133	172	(39)	-23%
Provision for loan losses	8,032	1,535	6,497	423%
Depreciation and amortization expense	3,443	9,754	(6,311)	-65%
Shareholder activism expenses	-	694	(694)	-100%
IRT internalization and management transition expenses	-	736	(736)	-100%
Total expenses	35,363	42,073	(6,710)	-16%
Operating (Loss) Income	(17,022)	(12,470)	(4,552)	37%
Interest and other income (expense), net	349	14	335	2393%
Gains (losses) on assets	(937)	12,006	(12,943)	-108%
Gains (losses) on deconsolidation of properties	-	(15,947)	15,947	-100%
Gains (losses) on extinguishments of debt	(991)	3,186	(4,177)	-131%
Asset impairment	(9,191)	(7,424)	(1,767)	24%
Change in fair value of financial instruments	87	(1,153)	1,240	-108%
Income (loss) before taxes	(27,705)	(21,788)	(5,917)	27%
Income tax benefit (provision)	-	249	(249)	-100%
Net income (loss)	(27,705)	(21,539)	(6,166)	29%
(Income) loss allocated to preferred shares	(6,389)	(8,526)	2,137	-25%
(Income) loss allocated to noncontrolling interests	-	(20)	20	-100%
Net income (loss) allocable to common shares	$(34,094)	$(30,085)	$(4,009)	13%

Revenue

Net interest margin. Net interest margin increased $0.4 million, or 6%, to $8.3 million for the three months ended March 31, 2018 from $7.9 million for the three months ended March 31, 2017. Investment interest income increased slightly due to an increase in LIBOR on our floating rate commercial mortgage loans.  Investment interest expense slightly increased due to an increase in LIBOR on our CMBS securitization debt.

Property income. Property income decreased $11.2 million to $8.8 million for the three months ended March 31, 2018 from $20.1 million for the three months ended March 31, 2017. The decrease is primarily attributable to a decrease in property income related to the sale or divestiture of 23 properties since March 31, 2017.

Fee and other income. Fee and other income decreased $0.5 million to $1.2 million for the three months ended March 31, 2018 from $1.7 million for the three months ended March 31, 2017. The decrease is primarily attributable to lower property management fees earned by our retail property management subsidiary.

Expenses

Interest expense. Interest expense decreased $3.4 million, or 33%, to $6.8 million for the three months ended March 31, 2018 from $10.1 million for the three months ended March 31, 2017. The decrease is attributable to $45.4 million of recourse debt reductions since March 31, 2017 and $73.4 million of repayments of indebtedness related to property dispositions since March 31, 2017.

Real estate operating expense. Real estate operating expense decreased $4.8 million, or 46%, to $5.8 million for the three months ended March 31, 2018 from $10.6 million for the three months ended March 31, 2017. The decrease is primarily attributable to a decrease in real estate operating expense related to the sale of 23 properties since March 31, 2017.

Property management expense. Property management expense decreased $0.3 million, or 13% to $1.9 million for the three months ended March 31, 2018 from $2.2 million for the three months ended March 31, 2017.

Compensation expense. Compensation expense decreased $0.6 million to $2.9 million for the three months ended March 31, 2018 from $3.5 million for the three months ended March 31, 2017.  The primary driver of the decrease was a decrease in the number of employees and the reversal of stock based compensation due to forfeitures of former employees partially offset by less compensation expense being deferred as direct loan origination costs for the three months ended March 31, 2018.

General and administrative expense. General and administrative expense increased $3.6 million, or 134%, to $6.3 million for the three months ended March 31, 2018 from $2.7 million for the three months ended March 31, 2017. This is primarily due to increase in legal and consulting fees incurred as part of our strategic alternatives process and the 2018 strategic steps.

Provision for loan losses. During the three months ended March 31, 2018, we incurred $8.0 million of provision for loan losses, which was driven by two legacy loans where the borrower and/or property experienced an unfavorable event or events during the period, which resulted in probable, incurred losses and credit-related impairments recognized on loans transferred to loans held for sale.

Depreciation and amortization expense. Depreciation and amortization expense decreased $6.3 million, or 65%, to $3.4 million for the three months ended March 31, 2018 from $9.8 million for the three months ended March 31, 2017. The decrease is primarily attributable to a decrease in depreciation and amortization expense related to the sale of 23 properties since March 31, 2017.

IRT internalization and management transition expenses. During the three months ended March 31, 2017 we incurred $736 of advisory and consulting expenses directly related to impacts of the IRT internalization and our management transition.

Shareholder activism expenses. During the three months ended March 31, 2017, we incurred $694 of additional expenses beyond those normally associated with soliciting proxies for our annual meeting of shareholders as a result of responding to shareholder activism.

Other income (expense)

Gains (losses) on assets. During the three months ended March 31, 2018, $0.9 million of losses were recognized on the sale of certain loans.

Gains (losses) on deconsolidation of properties. During the three months ended March 31, 2017, we incurred a non-cash loss on deconsolidation of properties of $15.9 million relating to an industrial real estate portfolio which contained ten properties with a carrying value of $82.5 million and $81.9 million of related non-recourse debt as of December 31, 2016. During the quarter ended March 31, 2017, the senior lender foreclosed on the mortgage liens encumbering five of these industrial properties that had an aggregate carrying value of $43.1 million as well as $0.3 million of intangible and other assets, net of accrued expenses and other liabilities, and $27.5 million of related non-recourse indebtedness as well as certain other assets and other liabilities.  By December 31, 2017, the senior lender completed foreclosures on the remaining properties within this portfolio and we derecognized the net assets and extinguished the related debt for this portfolio.

Gains (losses) on extinguishment of debt. During the three months ended March 31, 2018, we recognized a loss on extinguishment of debt of $1.0 million, primarily due to the write-off of the deferred financing costs associated with the indebtedness.

Asset impairment. During the three months ended March 31, 2018, we recognized impairment on two real estate assets of $9.2 million as it was more likely than not we would dispose of the assets before the end of its previously estimated useful life and a portion of our recorded investment in the assets was determined to not be recoverable.

Change in fair value of financial instruments. During the three months ended March 31, 2018, the change in fair value of financial instruments increased our net income by $0.09 million. The fair value adjustments we recorded were as follows (dollars in thousands):

The changes in the fair value for the junior subordinated notes for which the fair value option was elected for the three months ended March 31, 2018 and 2017 was primarily attributable to changes in interest rates and instrument specific credit risks. The changes in the fair value of derivatives for the three months ended March 31, 2018 and 2017 was primarily attributable to changes in interest rates. The changes in fair value of the warrants and investor SARs for the three months ended March 31, 2018 and 2017 was primarily attributable to changes in the reference stock price and volatility.

Description	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017
Change in fair value of junior subordinated notes	$(269)	$(660)
Change in fair value of derivatives	356	7
Change in fair value of warrants and investor SARs	—	(500)
Change in fair value of financial instruments	$87	$(1,153)

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

Our primary cash requirements are as follows:

•	to repay, repurchase or redeem our indebtedness;
•	to pay our expenses, including compensation to our employees and fees to our legal and financial advisors;
•	to pay U.S. federal, state, and local taxes of our taxable REIT subsidiaries;
•	to redeem our Series D preferred shares subject to the terms of the extension agreement described under “Item 9B-Other Information” in our Annual Report; and
•	to distribute a minimum of 90% of our REIT taxable income and to make investments in a manner that enables us to maintain our qualification as a REIT.

We intend to meet these liquidity requirements primarily through the following:

•	the use of our cash and cash equivalent balance, which was $84.5 million as of March 31, 2018 and $44.5 million as of May 1, 2018;
•	cash generated from operating activities, including net investment income from our investment portfolio;
•	cash generated from distributions on our retained interests we hold related to RAIT I, RAIT II and the FL securitizations; and
•	proceeds from the sales of assets and repayments of our loans.

The financial statements included in this report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and other commitments in the normal course of business.

In evaluating RAIT’s potential cash requirements over the next 12 months, management considered the option of holders of the 4.0% convertible senior notes, which have an unpaid principal balance of $104.5 million as of March 31, 2018, and $68.2 million as of May 1, 2018, to require RAIT to redeem them in October 2018, our senior secured notes which mature in April 2019 and have an unpaid principal balance of $9.5 million as of March 31, 2018, the financial covenant compliance requirements of certain of RAIT’s indebtedness described below, RAIT’s existing non-compliance with and options to cure certain continued listing standards of the NYSE (including the potential implications thereof which are further discussed below) and RAIT’s recurring costs of operating its business.

As previously disclosed, effective September 21, 2017, RAIT received the NYSE Notice from the NYSE that RAIT was not in compliance with a NYSE continued listing standard in Rule 802.01C of the NYSE Listed Company Manual because the average closing price of RAIT’s common shares fell below $1.00 over a consecutive 30 trading-day period ending September 15, 2017.  RAIT has informed the NYSE that it currently intends to seek to cure the price condition by proposing a reverse stock split or other action that may require approval of its shareholders.  Under NYSE listing standards, RAIT must obtain the shareholder approval by no later than RAIT’s next annual meeting and must implement the action promptly thereafter. In this event, the price condition will be deemed cured if the price promptly exceeds $1.00 per share, and the price remains above the level for at least the following 30 trading days. Our common shares could also be delisted if the trading price of our common shares on the NYSE at any time is abnormally low, which has generally been interpreted to mean at levels below $0.16 per share, or if our average market capitalization over a consecutive 30 day-trading period is less than $15.0 million. In these events, which we cannot control, we would not have an opportunity to cure the deficiency, and our shares would be suspended from trading on the NYSE immediately, and the NYSE would begin the process to delist our securities, subject to RAIT’s right to appeal under NYSE rules.  We cannot assure you that any appeal we undertake in these or other circumstances will be successful. While RAIT is considering various options it may take in an effort to cure this deficiency and regain compliance with this continued listing standard, there can be no assurance that RAIT will be able to cure this deficiency or that RAIT will be able to comply with another continued listing standard of the NYSE.  See Item 1A of our Annual Report for risks relating to the potential consequences of our failure to meet NYSE continued listing standards, which include triggering possible acceleration of some of our indebtedness and possible rights under some series of our preferred, any of which could materially adversely affect our liquidity.

As previously disclosed, RAIT is implementing the 2018 strategic steps seeking to increase liquidity and reduce costs within our businesses.  As such, RAIT plans to control costs, to sell certain loans, to sell certain real estate properties and to continue to receive repayments of loans as they become due.  Consistent with the 2018 strategic steps and these plans, RAIT has suspended new investment activity and has no amounts outstanding on its secured warehouse facilities.  In furtherance of these matters, RAIT has repurchased $36.3 million of its recourse debt since March 31, 2018.

RAIT’s ability to satisfy its obligations, excluding any obligations that may arise with respect to RAITs non-compliance with the continued listing standards of the NYSE, arising over the applicable one-year period including RAIT’s ability to satisfy any put option exercised by the holders of the 4.0% convertible senior notes, to repay our senior secured notes at maturity in April 2019 and to maintain compliance with its debt covenants depends on management’s ability to sell certain of RAIT’s remaining real estate assets releasing cash from those sales and/or distributions on our retained interests in our RAIT I and RAIT II securitizations, to continue to control costs, to sell certain loans, and to continue to receive repayments of loans as they become due.  While controlling costs are principally within management’s control, selling real estate assets, selling loans, and the timing of loan repayments involve performance by third parties.  Since many of the real estate assets and loans that management plans to sell or receive repayment from to satisfy its obligations are not subject to an executed purchase and sale agreement or other contractual agreement as of the date hereof, the sale of those assets cannot be considered probable of occurring.  Furthermore, any potential obligations that may arise with respect to RAIT’s non-compliance with the continued listing standards of the NYSE would exceed the amounts of available funds and liquidity that could be generated to satisfy all of those potential obligations as they would become due.

If these plans or other alternative plans are not implemented as RAIT management expects or if RAIT cannot cure its non-compliance with the continued listing standards of the NYSE, RAIT’s financial condition, liquidity and ability to continue as a going concern may be materially adversely affected, including, without limitation that RAIT might not be able to satisfy any exercise of the option of holders of 4.0% convertible senior notes to require RAIT to redeem their respective notes in October 2018 or that RAIT may not maintain compliance with financial covenants in RAIT indebtedness. Subject to the considerations outlined in Part I, Item 1, “Financial Statements —Note 2: Summary of Significant Accounting Policies—Going Concern Considerations” and under this Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” if RAIT’s plans are implemented in the normal course of business, RAIT’s securities remain listed on the NYSE and no default or mandatory redemption triggering event occurs with respect to the Series D preferred shares, we believe our available cash balances, proceeds from the sales of assets, and cash flows from operations will be sufficient to fund our liquidity requirements for the next 12 months.

We received a notice on February 14, 2018 from the investor describing purported breaches of documents related to the Series D preferred shares which the notice claims constituted a default event and a mandatory redemption triggering event under the Series D preferred shares and stating that the investor was exercising its mandatory redemption right defined in the Series D preferred shares, provided that the investor has extended the time when the notice will become effective through June 9, 2018.  If the investor is able to require us to redeem the Series D preferred shares that would materially adversely affect our liquidity and capital resources.  See “Item 9B. Other Information” of our Annual Report below for a description of the extension agreement with the investor extending the period of time before this notice would become effective.  This extension agreement also has requirements for us to use reasonable best efforts to sell specified assets and use the net proceeds to redeem certain of the Series D preferred shares on certain terms and conditions, which we may not be able to accomplish within the applicable time periods.  If our securities listed on the NYSE were delisted or ceased to trade on the NYSE or another defined trading market after June 9, 2018, this could ultimately provide the investor with redemption rights in certain circumstances.

We have engaged in discussions with various stakeholders and are pursuing or considering a number of actions, but there can be no assurance that sufficient liquidity can be obtained from one or more of these actions or that these actions can be consummated within the period needed to meet certain obligations, and we could be required to seek relief under Chapter 11 of Title 11 of the U.S. Code.  We have engaged financial and legal advisors to assist us in, among other things, analyzing various strategic alternatives to address our liquidity and capital structure, including strategic and refinancing alternatives through one or more private restructurings. However, a filing under Chapter 11 may be unavoidable. Seeking bankruptcy relief would have a material adverse effect on our business, financial condition, results of operations, liquidity and returns to all stakeholders.

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

Cash Flows

As of March 31, 2018 and 2017, we maintained cash and cash equivalents of approximately $84.5 million and $96.4 million, respectively, and restricted cash of approximately $153.0 million and $141.6 million, respectively. Our cash and cash equivalents and restricted cash were generated from the following activities (dollars in thousands):

	For the Three Months Ended March 31,
	2018	2017
Cash flow from operating activities	$87,269	$1,898
Cash flow from investing activities	76,464	38,787
Cash flow from financing activities	(137,582)	(103,353)
Net change in cash, cash equivalents and restricted cash	26,151	(62,668)
Cash, cash equivalents and restricted cash at beginning of year	211,294	300,710
Cash, cash equivalents and restricted cash at end of year	$237,445	$238,042

Cash flow from operating activities for the three months ended March 31, 2018, as compared to the same period in 2017, increased $85.4 million primarily due to gross proceeds received of $89.6 million from the sale of certain loans during the three months ended March 31, 2018 partially offset by lower earnings as a result of lower loan volumes and the timing of payments for various accounts payable, accrued expenses and other liabilities.

The cash inflow for investing activities for the three months ended March 31, 2018 was substantially due to loan repayments of $136.7 million outpacing new investments in loans of $50.5 million. The cash inflow for investing activities for the three months ended March 31, 2017 was substantially due to $90.2 million of loan repayments and $71.8 million of proceeds from real estate sales outpacing new investments in loans of $115.0 million.

The cash outflow from our financing activities during the three months ended March 31, 2018 was primarily due to repayments of indebtedness of $121.2 million. The cash outflow from our financing activities during the three months ended March 31, 2017 was primarily due to repayments of indebtedness of $202.5 million offset by proceeds from the issuance of other indebtedness and of $17.0 million and net proceeds from the issuance of indebtedness on our warehouse facilities of $102.9 million.

As a REIT, we evaluate our dividend coverage based on our cash flow from operating activities, excluding acquisition and integration expenses, the origination and sale of conduit loans, and changes in assets and liabilities. During the three months ended March 31, 2018, we paid distributions to our preferred shareholders of $11.2 million and generated cash flows from operating activities, before acquisition expenses, origination and sale of loans, and changes in assets and liabilities of $(3.2) million.  The excess distributions were funded through cash flow from previously available cash and proceeds from the sale of loans, which is included in cash flows from operating activities in the consolidated statement of cash flows and totaled $89.6 million for the three months ended March 31, 2018.

Capitalization

Refer to Note 5: Indebtedness, Note 9: Series D Preferred Shares, and Note 10: Shareholders’ Equity in the Notes to Consolidated Financial Statements, for information regarding our capitalization.

Due to the current trading levels of our publicly traded securities and other factors, we do not expect for the foreseeable future to generate liquidity from the proceeds from future offerings of our securities, including through our dividend reinvestment and share purchase plan, the 2014 Preferred ATM agreement or the COD sales agreement. With respect to sales pursuant to the 2014 Preferred ATM agreement or the COD sales agreement, these factors include our need to prepare and file a current prospectus supplement to our current universal shelf registration statement on Form S-3, or the shelf registration statement, to register any such sales and our limited eligibility to use our shelf registration statement since filing the Annual Report.  Pursuant to Instruction I.B.6 to Form S-3, or the Baby Shelf rules, since filing the Annual Report, we may not sell more than the equivalent of one-third of our public float during any 12 consecutive month period so long as our public float is less than $75.0 million, and we will not be able to rely on the Baby Shelf rules to use our universal shelf registration statement if our securities cease to be listed on a national securities exchange.

Off-Balance Sheet Arrangements and Commitments

There have been no material changes in off-balance sheet arrangements or commitments during the three months ended March 31, 2018 from the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Critical Accounting Estimates and Policies

Our Annual Report on Form 10-K for the year ended December 31, 2017 contains a discussion of our critical accounting policies. On January 1, 2018 we adopted a number of new accounting pronouncements and revised our accounting policies. See Note 2: Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements. Management discusses our critical accounting policies and management’s judgments and estimates with the audit committee of our board.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in quantitative and qualitative market risks during the three months ended March 31, 2018 from the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Under the supervision of our chief executive officer and chief financial officer and with the participation of our disclosure committee, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective at the reasonable assurance level. Based upon a previously identified material weakness in our internal control over financial reporting, as of December 31, 2017, related to an ineffective continuous risk assessment process and monitoring activities to modify financial reporting processes and related internal controls impacted by changes in the business operations which led to ineffective process level controls over the accuracy of data inputs used in the valuation of a financial liability and not investigating and resolving the difference identified by a reconciliation control related to a financial asset, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at March 31, 2018.

Management is in the process of remediating the material weakness. Management is implementing enhancements to its risk assessment process and monitoring activities to ensure timely identification of changes in the business operations such that necessary changes in financial reporting processes and related internal controls are implemented. Notwithstanding this material weakness, RAIT’s management, including the CEO and CFO, has concluded that our consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

Except as otherwise stated above, there were no changes in our internal control over financial reporting or in other factors during the quarter ended March 31, 2018, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

There have not been any material changes from the risk factors previously disclosed in Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, except as described below.

If the investor holding our outstanding Series D preferred shares is able to require us to redeem the Series D preferred shares that would materially adversely affect our liquidity and capital resources.

As described above under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Item 9B. Other Information” of our Annual Report, we received a notice on February 14, 2018 from the investor  describing purported breaches of documents related to the Series D preferred shares which the notice claims constituted a default event and a mandatory redemption triggering event under the Series D preferred shares and stating that the investor was exercising its mandatory redemption right defined in the Series D preferred shares, provided that the investor has extended the time when the notice will become effective through June 9, 2018.  If the investor is able to require us to redeem the Series D preferred shares that would materially adversely affect our liquidity and capital resources.  If our securities listed on the NYSE were delisted or ceased to trade on the NYSE or another defined trading market after June 9, 2018, this could ultimately provide the investor with redemption rights in certain circumstances.

RAIT’s ability to act as servicer and special servicer for RAIT FL5, RAIT FL6 and RAIT FL8 could be materially adversely affected if RAIT is unable to address DBRS’ concerns.

As described above under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Securitization Summary,” DBRS announced that it had placed all classes of the Floating Rate Notes issued by RAIT FL5, RAIT FL6 and RAIT FL8 under review with negative implications citing concerns over RAIT’s ability to continue to effectively service and special service these transactions due to RAIT’s announcement of the 2018 strategic steps. DBRS announced it would revisit the ratings once additional information becomes available.  RAIT’s ability to act as servicer and special servicer for these securitizations could be materially adversely affected if RAIT is unable to address DBRS’ concerns.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We withheld the following common shares to satisfy tax withholding obligations during the quarter ending March 31, 2018 arising from the vesting of restricted share awards made pursuant to the RAIT Financial Trust 2017 Incentive Award Plan. These common shares may be deemed to be “issuer purchases” of common shares that are required to be disclosed pursuant to the item.

Period	Total Number of Shares Purchased	Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
01/01/2018 to 01/31/2018	-			-	-
02/01/2018 to 02/28/2018	103,662	0.39	(1)	103,662	-
03/01/2018 to 03/31/2018	-			-	-
Total	103,662	$0.39		103,662	-
(1)	The price reported is the weighted average price paid per share using our closing stock price on the NYSE on the vesting date of the relevant award.
Item 6.	Exhibits

The exhibits filed as part of this quarterly report on Form 10-Q are identified below.

Exhibit Number	Description of Documents

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

10.1

Amendment No. 7 to Master Repurchase Agreement dated as of January 19, 2018 among RAIT CRE Conduit II, LLC, as seller, UBS AG, as buyer, and RAIT, as guarantor. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on January 24, 2018 (File No. 1-14760).

10.2	Separation Agreement dated as of February 27, 2018 between RAIT and Scott L.N. Davidson. Incorporated by reference to RAIT’s Form 10-K for the fiscal year ended December 31, 2017 (File No. 1-14760).

10.3

Extension Agreement dated as of March 12, 2018 by and among ARS VI Investor I, LP, RAIT, RAIT Partnership, L.P. Taberna Realty Finance Trust, and RAIT Asset Holdings IV, LLC. Incorporated by reference to RAIT’s Form 10-K for the fiscal year ended December 31, 2017 (File No. 1-14760).

10.4	Letter Agreement dated February 27, 2018 between RAIT and John J. Reyle. Incorporated by reference to RAIT’s Form 10-K for the fiscal year ended December 31, 2017 (File No. 1-14760).

10.5

Separation Agreement dated as of March 13, 2018 and accepted March 14, 2018 between RAIT and Glenn Riis. Incorporated by reference to RAIT’s Form 10-K for the fiscal year ended December 31, 2017 (File No. 1-14760).

10.6

Non-Executive Chairman Agreement dated as of February 27, 2018 between RAIT and Michael J. Malter. Incorporated by reference to RAIT’s Form 10-K for the fiscal year ended December 31, 2017 (File No. 1-14760).

10.7.1

Letter dated as of March 30, 2018 from Libby Frischer Family Partnership (“LFFP”) to RAIT Financial Trust and Ledgewood, P.C.  Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on April 2, 2018 (File No. 1-14760).

10.7.2

Cooperation Agreement dated as of April 6, 2018 by and among RAIT Financial Trust (“RAIT”), LFFP and Charles Frischer (“Mr.  Frischer”).  Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on April 9, 2018 (File No. 1-14760).

10.7.3	Letter dated as of April 6, 2018 from LFFP and Mr. Frischer to RAIT and Ledgewood, P.C. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on April 9, 2018 (File No. 1-14760).

12.1	Statements regarding computation of ratios as of March 31, 2018, filed herewith.

31.1	Rule 13a-14(a) Certification by the Chief Executive Officer of RAIT, filed herewith.

31.2	Rule 13a-14(a) Certification by the Chief Financial Officer of RAIT, filed herewith.

32.1	Section 1350 Certification by the Chief Executive Officer of RAIT, filed herewith.

32.2	Section 1350 Certification by the Chief Financial Officer of RAIT, filed herewith.

101

Pursuant to Rule 405 of Regulation S-T, the following financial information from RAIT’s Quarterly Report on Form 10-Q for the period ended March 31, 2018 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017; (ii) Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2018 and 2017; (iv) Consolidated Statement of Changes in Equity for the three months ended March 31, 2018; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017; and (vi) Notes to Unaudited Consolidated Financial Statements, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAIT FINANCIAL TRUST (Registrant)

Date: May 10, 2018	By:	/s/ John J. Reyle
John J. Reyle, Interim Chief Executive Officer, Interim President and General Counsel
(On behalf of the registrant and as its Principal Executive Officer)

Date: May 10, 2018	By:	/s/ Alfred J. Dilmore
Alfred J. Dilmore, Interim Chief Financial Officer, Interim Treasurer and Chief Accounting Officer
(On behalf of the registrant and as its Principal Financial Officer and Principal Accounting Officer)