Form 10-Q
period 2018-06-30
RAIT Financial Trust
filed 2018-08-09
CIK 1045425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 1-14760

RAIT FINANCIAL TRUST

(Exact Name of Registrant as Specified in its Charter)

Maryland	23-2919819
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

Two Logan Square, 100 N. 18th Street, 23rd Floor, Philadelphia, PA	19103
Address of Principal Executive Offices	Zip Code

(215) 207-2100
Registrant’s Telephone Number, Including Area Code

N/A
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

A total of 92,532,749 common shares of beneficial interest, par value $0.03 per share, of the registrant were outstanding as of August 1, 2018.

RAIT FINANCIAL TRUST

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

RAIT Financial Trust

Consolidated Balance Sheets

(Unaudited and dollars in thousands, except share and per share information)

	As of June 30, 2018	As of December 31, 2017
Assets
Investment in mortgage loans, held for investment:
Commercial mortgage loans, mezzanine loans, and preferred equity interests	$731,105	$1,270,607
Allowance for loan losses	(16,699)	(14,883)
Total investment in mortgage loans, held for investment, net (including $707,784 and $1,174,827 held by consolidated VIEs, respectively)	714,406	1,255,724
Investment in mortgage loans, held for sale	6,198	-
Investments in real estate, net of accumulated depreciation of $13,671 and $28,768, respectively (including $18,208 and $18,634 held by consolidated VIEs, respectively)	177,178	245,904
Cash and cash equivalents	72,224	53,380
Restricted cash	113,091	157,914
Accrued interest receivable	28,147	29,664
Other assets	17,652	43,871
Intangible assets, net of accumulated amortization of $7,649 and $6,831, respectively	4,558	5,376
Total assets	$1,133,454	$1,791,833
Liabilities and Equity
Indebtedness, net of unamortized discounts, premiums and deferred financing costs of $23,793 and $29,465 respectively (including $670,926 and $1,038,864 held by consolidated VIEs, respectively)	$934,389	$1,390,188
Accrued interest payable	3,406	4,688
Accounts payable and accrued expenses	8,756	9,641
Borrowers' escrows	55,842	117,070
Deferred taxes and other liabilities	22,902	12,116
Total liabilities	1,025,295	1,533,703
Series D cumulative redeemable preferred shares, $0.01 par value per share, 0 and 4,000,000 shares authorized, respectively, 0 and 3,133,720 shares issued and outstanding, respectively	-	78,343
Equity:
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 25,000,000 shares authorized;
7.75% Series A cumulative redeemable preferred shares, liquidation preference $25.00 per share, 8,069,288 shares authorized, 5,727,500 and 5,344,353 shares issued and outstanding, respectively	57	53
8.375% Series B cumulative redeemable preferred shares, liquidation preference $25.00 per share, 4,300,000 shares authorized, 2,508,797 and 2,340,969 shares issued and outstanding, respectively	25	23
8.875% Series C cumulative redeemable preferred shares, liquidation preference $25.00 per share, 3,600,000 shares authorized, 1,758,030 and 1,640,425 shares issued and outstanding, respectively	18	17
Series E cumulative redeemable preferred shares, $0.01 par value per share, 0 and 4,000,000 shares authorized, respectively, 0 and 0 shares issued and outstanding, respectively	-	-
Common shares, $0.03 par value per share, 200,000,000 shares authorized 92,532,749 and 93,045,152 issued and outstanding, respectively, including 525,349 and 1,246,484 unvested restricted common share awards, respectively	2,776	2,791
Additional paid in capital	2,102,066	2,094,804
Accumulated other comprehensive income (loss)	12,544	-
Retained earnings (deficit)	(2,009,327)	(1,921,533)
Total shareholders’ equity	108,159	176,155
Noncontrolling interests	-	3,632
Total equity	108,159	179,787
Total liabilities and equity	$1,133,454	$1,791,833

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Operations

(Unaudited and dollars in thousands, except share and per share information)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Investment interest income	$16,324	$14,882	$35,189	$32,532
Investment interest expense	(9,590)	(10,546)	(20,139)	(20,319)
Net interest margin	6,734	4,336	15,050	12,213
Property income	8,666	16,946	17,482	37,011
Fee and other income	1,153	1,531	2,362	3,192
Total revenue	16,553	22,813	34,894	52,416
Expenses:
Interest expense	6,356	8,883	13,127	19,026
Real estate operating expense	5,402	9,509	11,192	20,143
Property management expenses	1,739	2,651	3,670	4,864
General and administrative expenses:
Compensation expense	3,113	3,529	6,038	7,016
Other general and administrative expense	4,085	2,689	10,423	5,394
Total general and administrative expenses	7,198	6,218	16,461	12,410
Acquisition and integration expenses	-	67	133	239
Provision for loan losses	14,748	20,863	22,780	22,398
Depreciation and amortization expense	2,887	7,819	6,330	17,573
IRT internalization and management transition expenses	-	-	-	736
Shareholder activism expenses	-	1,615	-	2,309
Total expenses	38,330	57,625	73,693	99,698
Operating (Loss) Income	(21,777)	(34,812)	(38,799)	(47,282)
Interest and other income (expense), net	94	(153)	443	(139)
Gains (losses) on assets	(3,211)	10,759	(4,148)	22,765
Gains (losses) on deconsolidation of properties	-	-	-	(15,947)
Gains (losses) on deconsolidation of VIEs	(8,177)	-	(8,177)	-
Gains (losses) on extinguishments of debt	(2,438)	(1,598)	(3,429)	1,588
Asset impairment	(21,625)	(85,809)	(30,816)	(93,233)
Goodwill impairment	-	(8,342)	-	(8,342)
Change in fair value of financial instruments	111	3,093	198	1,940
Income (loss) before taxes	(57,023)	(116,862)	(84,728)	(138,650)
Income tax benefit (provision)	-	(22)	-	227
Net income (loss)	(57,023)	(116,884)	(84,728)	(138,423)
(Income) loss allocated to preferred shares	6,861	(8,817)	472	(17,343)
(Income) loss allocated to noncontrolling interests	-	(56)	-	(76)
Net income (loss) allocable to common shares	$(50,162)	$(125,757)	$(84,256)	$(155,842)
Earnings (loss) per share-Basic:
Earnings (loss) per share-Basic	$(0.55)	$(1.38)	$(0.92)	$(1.71)
Weighted-average shares outstanding-Basic	91,991,289	91,453,415	91,933,302	91,377,508
Earnings (loss) per share-Diluted:
Earnings (loss) per share-Diluted	$(0.55)	$(1.38)	$(0.92)	$(1.71)
Weighted average shares outstanding-Diluted	91,991,289	91,453,415	91,933,302	91,377,508

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited and dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$(57,023)	$(116,884)	$(84,728)	$(138,423)
Other comprehensive income (loss):
Unrealized (gains) losses from change in fair value based on instrument specific credit risk	2,021	—	3,287	—
Total other comprehensive income (loss)	2,021	—	3,287	—
Comprehensive income (loss) before allocation to noncontrolling interests	(55,002)	(116,884)	(81,441)	(138,423)
Allocation to noncontrolling interests - net (income) loss	—	(56)	—	(76)
Allocation to noncontrolling interests - other comprehensive (income) loss	—	—	—	—
Comprehensive income (loss) allocable to common shares	$(55,002)	$(116,940)	$(81,441)	$(138,499)

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statement of Changes in Equity

(Unaudited and dollars in thousands, except share information)

	Preferred Shares— Series A	Par Value Preferred Shares— Series A	Preferred Shares— Series B	Par Value Preferred Shares— Series B	Preferred Shares— Series C	Par Value Preferred Shares— Series C	Common Shares	Par Value Common Shares	Additional Paid In Capital	AOCI	Retained Earnings (Deficit)	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2017	5,344,353	$53	2,340,969	$23	1,640,425	$17	93,045,152	$2,791	$2,094,804	$0	$(1,921,533)	$176,155	$3,632	$179,787
Cumulative effect adjustments from adoption of recently issued accounting pronouncements										9,257	(8,496)	761		761
Adjusted Balance, January 1, 2018	5,344,353	53	2,340,969	23	1,640,425	17	93,045,152	2,791	2,094,804	9,257	(1,930,029)	176,916	3,632	180,548
Net income (loss)											(84,728)	(84,728)		(84,728)
Preferred shares issued, net	383,147	4	167,828	2	117,605	1			4,359			4,366		4,366
Preferred dividends paid											(6,397)	(6,397)		(6,397)
Impact of Series D redemption (Note 9)											11,932	11,932		11,932
Common dividends declared											(105)	(105)		(105)
Other comprehensive income (loss), net										3,287		3,287		3,287
Share-based compensation									(277)			(277)		(277)
Issuance of noncontrolling interests													76	76
Distribution to noncontrolling interests													(15)	(15)
Acquisition of noncontrolling interests									3,239			3,239	(3,582)	(343)
Derecognition of noncontrolling interests													(111)	(111)
Common shares activity related to equity compensation							(512,403)	(15)	(59)			(74)		(74)
Balance, June 30, 2018	5,727,500	$57	2,508,797	$25	1,758,030	$18	92,532,749	$2,776	$2,102,066	$12,544	$(2,009,327)	$108,159	$-	$108,159

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Cash Flows

(Unaudited and dollars in thousands)

	For the Six Months Ended June 30,
	2018	2017
Operating activities:
Net income (loss)	$(84,728)	$(138,423)
Adjustments to reconcile net income (loss) to cash flow from operating activities:
Provision for loan losses	22,780	22,398
Share-based compensation expense	(277)	1,054
Depreciation and amortization expense	6,330	17,573
Amortization of deferred financing costs and debt discounts	5,771	7,399
Deferral of loan origination fees and costs, net	(602)	1,233
(Amortization) of above/below market leases	(282)	(573)
(Gains) Losses on assets	4,148	(22,765)
(Gains) Losses on extinguishments of debt	3,429	(1,588)
(Gains) Losses on deconsolidation of VIEs	8,177	—
Losses on deconsolidation of properties	—	15,947
Asset impairment	30,816	93,233
Goodwill impairment	—	8,342
Change in fair value of financial instruments	(198)	(1,940)
Provision (benefit) for deferred taxes	—	22
Changes in assets and liabilities:
Decrease in accrued interest receivable	326	4,132
Decrease in other assets	1,842	3,750
(Decrease) increase in accrued interest payable	(745)	1,840
(Decrease) in accounts payable and accrued expenses	(568)	(3,456)
(Decrease) increase in other liabilities	17,237	(1,969)
Proceeds from sale of loans	122,759	—
Cash flows provided by (used in) operating activities	136,215	6,209
Investing activities:
Origination of loans for investment	(50,826)	(263,464)
Principal repayments on loans	170,036	274,615
Proceeds from sale of interests in floating rate securitizations, net of cash and restricted cash deconsolidated	31,874	—
Investments in real estate	(1,443)	(3,630)
Proceeds from the disposition of real estate	34,833	141,542
(Decrease) in borrowers' escrows	(38,679)	(2,986)
Cash flows provided by (used in) investing activities	145,795	146,077
Financing activities:
Repayments on secured credit facilities and loans payable on real estate	(652)	(667)
Repayments and repurchase of CDO notes payable and floating rate securitizations	(168,302)	(369,346)
Net proceeds from issuance of CDO notes and floating rate securitizations	—	276,894
Repurchase of convertible notes and senior notes	(41,094)	—
Repayments of senior secured notes	(2,000)	(46,500)
Net proceeds related to floating rate loan repurchase agreements	—	4,287
Net proceeds repayments related to floating rate loan repurchase agreements	(22,313)	—
Proceeds from issuance of other indebtedness	—	17,022
Distribution to noncontrolling interests	(15)	(1,702)
Acquisition of noncontrolling interests	(343)	—
Issuance of noncontrolling interests	76	66
Payments for deferred costs	—	(4,415)
Common share issuance, net of costs incurred	(74)	(1,017)
Repurchase of Series D preferred shares	(62,046)	(10,057)
Distributions paid to preferred shareholders	(11,121)	(17,937)
Distributions paid to common shareholders	(105)	(16,727)
Cash flows (used in) provided by financing activities	(307,989)	(170,099)
Net change in cash, cash equivalents, and restricted cash	(25,979)	(17,813)
Cash, cash equivalents, and restricted cash at the beginning of the period	211,294	300,710
Cash, cash equivalents, and restricted cash at the end of the period	$185,315	$282,897

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 1: THE COMPANY

RAIT Financial Trust is a self-managed and self-advised Maryland real estate investment trust, or REIT, focused on managing a portfolio of commercial real estate, or CRE, loans and properties.  References to “RAIT”, “we”, “us”, and “our” refer to RAIT Financial Trust and its subsidiaries, unless the context otherwise requires.

On June 27, 2018, RAIT Asset Holdings IV, LLC, or RAIT IV, a subsidiary of RAIT, completed the sale of its FL5 Interests, as defined below, and FL6 Interests, as defined below (collectively, the Interests), to Melody RE II, LLC, or the Purchaser, for an aggregate purchase price of $54,632.

Prior to the sale,  RAIT IV was the holder of:

•

60% of the units, or the FL5 Interests, of RAIT – Melody 2016 Holdings, LLC, or Holdings 2016, which controls RAIT – Melody 2016 Holdings Trust. This trust owns various classes of non-investment grade bonds and the equity of RAIT 2015-FL5 Trust, or FL5, with the remaining 40% of the units of Holdings 2016 being held by affiliates of the Purchaser; and

•

60% of the units, or the FL6 Interests, of RAIT – Melody 2017 Holdings, LLC, or Holdings 2017, which controls RAIT – Melody 2017 Holdings Trust. This trust owns various classes of non-investment grade bonds and the equity of RAIT 2016-FL6 Trust, or FL6, with the remaining 40% of the units of Holdings 2017 being held by affiliates of the Purchaser.

As a result of the sale, RAIT is no longer the primary beneficiary of the Holdings 2016 and Holdings 2017 (collectively, the RAIT Venture VIEs), or FL5 and FL6. Therefore, RAIT deconsolidated those entities as of June 27, 2018. See Note 8: Variable Interest Entities for more information.  After the sale of the Interests, RAIT retained its role as servicer and special servicer of the loans in FL5 and FL6.

Also on June 27, 2018, RAIT, several of RAIT’s subsidiaries, including RAIT IV, and ARS VI Investor I, LP, or the Investor, entered into a Redemption and Exchange Agreement with the Investor whereby RAIT and RAIT IV redeemed and cancelled the remaining 2,939,190 preferred units of RAIT IV, or the preferred units, and RAIT’s corresponding Series D cumulative redeemable preferred shares, or the Series D preferred shares, for $56,765 of cash using the proceeds from the sale of RAIT IV’s FL5 Interests and FL6 Interests and defined available cash held by RAIT IV and $16,715 of liquidation preference of RAIT’s publicly traded Series A cumulative redeemable preferred shares, or the Series A preferred shares, Series B cumulative redeemable preferred shares, or the Series B preferred shares, and Series C cumulative redeemable preferred shares, or the Series C preferred shares.  See Note 9: Series D Preferred Shares for more information.

On September 7, 2017, we announced that our Board of Trustees, or the board, had formed a committee of independent trustees, or the special committee, to explore and evaluate a wide range of possible strategic and financial alternatives for RAIT. On February 20, 2018, we announced that the special committee had concluded this review and that the board had determined that this review did not identify a strategic or financial transaction with another counterparty that was preferable to the steps described below. This review, conducted with the support of financial and legal advisors, evaluated a wide range of potential alternatives which included, but were not limited to, (i) refinements of RAIT’s operations or strategy, (ii) financial transactions, such as a recapitalization or other change to RAIT’s capital structure and (iii) strategic transactions, such as a sale of all or part of RAIT.  As a result, the board, after considering the recommendations and advice of the special committee, RAIT’s management, in consultation with legal and financial advisors, determined that RAIT should take steps to increase RAIT’s liquidity and better position RAIT to meet its financial obligations as they come due. We refer to these steps as the 2018 strategic steps and they include, but are not limited to: (i) the suspension of RAIT’s lending business along with the implementation of other steps to reduce costs within its other operating businesses; (ii) the continuation of the process of selling RAIT’s owned real estate, or REO, portfolio and selling certain of our loans, while continuing to service and manage its existing CRE loan portfolio; and (iii) the engagement of a financial advisor, M-III Advisory Partners, LP, to advise and assist RAIT in its ongoing assessment of its financial performance and financial needs and in evaluating strategic and financial transactions.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2018

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

Analysis.  In applying the accounting guidance, management considered RAIT’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and RAIT’s conditional and unconditional obligations due over the next twelve months.  Management considered the following: i) the option of holders of our 4.0% convertible senior notes, which have an unpaid principal balance of $68,222 as of June 30, 2018, to require RAIT to redeem them in October 2018; ii) our senior secured notes which mature in April 2019 and have an unpaid principal balance of $9,500 as of June 30, 2018; iii) the financial covenant compliance requirements of certain of RAIT’s indebtedness; iv) RAIT’s existing non-compliance with and options to cure certain continued listing standards of the NYSE (including the potential implications thereof which are further discussed below); and (v) RAIT’s recurring costs of operating its business. Although not due within twelve months from the date of the issuance of these financial statements, management also considered our 7.125% senior notes which mature in August 2019 and have an unpaid principal balance of $68,408 as of June 30, 2018.

As previously disclosed, effective September 21, 2017, RAIT received written notification, or NYSE Notice #1, from the New York Stock Exchange, or the NYSE, that RAIT was not in compliance with an NYSE continued listing standard in Rule 802.01C of the NYSE Listed Company Manual because the average closing price of RAIT’s common shares fell below $1.00 over a consecutive 30 trading-day period ending September 15, 2017.  RAIT subsequently informed the NYSE that it intended to cure the price condition by proposing a reverse stock split or other action that may require approval of its shareholders.

On May 11, 2018, RAIT received written notification, or NYSE Notice #2, from the NYSE that RAIT was not in compliance with an NYSE continued listing standard in Rule 802.01D of the NYSE Listed Company Manual because the trading price of RAIT’s common shares fell below $0.16, which the NYSE staff interpreted as “abnormally low” and, as a result, the NYSE immediately suspended trading of all of RAIT’s listed securities, or the Listed Securities.  On June 5, 2018, RAIT received written notification, or NYSE Notice #3, from the NYSE that RAIT was not in compliance with an NYSE continued listing standard in Rule 802.01B of the NYSE Listed Company Manual because RAIT had not maintained at least a $15.0 million average market capitalization over a 30-day trading period.

On May 29, 2018, RAIT sent a notice, or the Appeal Notice, to the NYSE appealing the NYSE staff’s determinations in NYSE Notice #2, requesting review of these determinations by a committee of the NYSE’s Board of Directors, or the Review Committee, and requesting the opportunity to make an oral presentation to the Review Committee.  RAIT discussed the market capitalization

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

continued listing standard in its Appeal Notice and has also asked the Review Committee to review the NYSE staff’s determination in NYSE Notice #3 in its appeal.  The NYSE has notified RAIT that the appeal is scheduled to be held on October 11, 2018.  During the appeal period, RAIT remains “listed” on the NYSE though trading in the Listed Securities is suspended.  On July 19, 2018, RAIT’s proposal to grant authority for its Board to effect a reverse stock split at a ratio between 10 shares into one share up to 50 shares into one share, was approved by its shareholders.  Subsequently, on July 19, 2018, the Board authorized a reverse stock split at a ratio of 50 shares into one share, which will become effective after the close of business on August 13, 2018. On August 1, 2018, RAIT made a formal written submission to the Review Committee to support its appeal.

There can be no assurance that RAIT will be able to cure these deficiencies or that RAIT will be able to continue to comply with any other continued listing standard of the NYSE.  RAIT’s ability to cure its non-compliance with the continued listing standards of the NYSE is dependent, in part, on the market price and market capitalization of RAIT’s common shares, which is not within RAIT’s exclusive control. If RAIT’s common shares ultimately were to be delisted for any reason from the NYSE before RAIT was able to cure the deficiencies, it could trigger the right of holders of RAIT’s senior secured notes and RAIT’s convertible notes to require us to repurchase their notes.  If RAIT failed to repay any senior secured notes or convertible notes for which the holders exercised repurchase rights, it could trigger cross defaults under, and ultimately the acceleration of, other RAIT indebtedness.

RAIT plans to control costs, to sell certain loans, to sell certain real estate properties and to continue to receive repayments of loans as they become due.  Consistent with these plans, RAIT has suspended new investment activity and the Board did not declare a dividend on RAIT’s outstanding preferred shares for the three months ended June 30, 2018.  Due to the inherent risks, unknown results and significant uncertainties associated with each of these matters and the direct correlation between these matters and RAIT’s ability to satisfy its financial obligations that may arise over the applicable twelve month period (including the 7.125% senior notes due in August 2019), RAIT is unable to conclude that it is probable that RAIT will be able to meet its obligations arising within twelve months of the date of issuance of these financial statements (including the 7.125% senior notes due in August 2019) within the parameters set forth in this accounting guidance.

Based on proceeds generated from assets sales and loan repayments that have occurred as of the date these financial statements were issued, RAIT’s current financial condition and currently available sources of repayment would enable RAIT to meet its obligations under the 4.0% convertible notes and its senior secured notes if and as they may become due over the twelve months from the date these financial statements were issued.  These notes are the only material obligations that may arise with respect to RAITs possible delisting by the NYSE.  However, RAIT’s current financial condition and currently available sources of repayment would not enable RAIT to meets its obligations under the 7.125% senior unsecured notes due in August 2019.  As a result, management evaluated whether this was mitigated by RAIT’s approved plans and expectations for the applicable period under the second step of this accounting standard.

RAIT’s ability to satisfy its obligations under the 7.125% senior notes and to maintain compliance with its debt covenants depends on management’s ability to sell certain of RAIT’s remaining real estate assets releasing cash from those sales and/or distributions on our retained interests in our RAIT I and RAIT II securitizations, to continue to control costs, to sell certain loans, to sell retained interests in certain FL securitizations and to continue to receive repayments of loans as they become due.  While controlling costs are within management’s control to some extent, selling real estate assets, selling loans, selling other assets and the timing of loan repayments involve performance by third parties.  Since many of the real estate assets, loans and other assets that management plans to sell or receive repayment from to satisfy its obligations are not subject to an executed purchase and sale agreement or other contractual agreement as of the date hereof, the sale of those assets cannot be considered probable of occurring.

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

Under Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 810, “Consolidation”, the determination of whether to consolidate a VIE is based on the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance together with either the obligation to absorb losses or the right to receive

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

benefits that could be significant to the VIE. We define the power to direct the activities that most significantly impact the VIE’s economic performance as the ability to buy, sell, refinance, or recapitalize assets or entities, and solely control other material operating events or items of the entity. For our commercial mortgage loans, mezzanine loans, and preferred equity investments, certain rights we hold are protective in nature and would preclude us from having the power to direct the activities that most significantly impact the VIE’s economic performance. Assuming both criteria are met, we would be considered the primary beneficiary and would consolidate the VIE. We will continually assess our involvement with VIEs and consolidate the VIEs when we are the primary beneficiary. See Note 8: Variable Interest Entities for additional disclosures pertaining to VIEs.

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

f. Restricted Cash

Restricted cash consists primarily of tenant escrows and borrowers’ funds held by us to fund certain expenditures or to be released at our discretion upon the occurrence of certain pre-specified events, and to serve as additional collateral for borrowers’ loans.  As of June 30, 2018 and December 31, 2017, we had $59,338 and $123,398 of restricted cash, respectively, which primarily relates to tenant escrows and borrowers’ funds.

Restricted cash also includes cash received from the disposition of assets held by the issuers of our securitizations that are awaiting to be distributed to holders of our CDO notes payable and CMBS securitizations, as well as the proceeds from the issuance of CDO notes payable by securitizations that are restricted for the purpose of funding additional investments in securities subsequent to the balance sheet date.  As of June 30, 2018 and December 31, 2017, we had $36,508 and $34,516, respectively, of restricted cash held by securitizations.

As of June 30, 2018, restricted cash also includes $17,245 of loan payoff proceeds held by RAIT as servicer for FL6. These funds were remitted to FL6 subsequent to June 30. As discussed in Note 1: The Company, we deconsolidated FL6 upon the sale of our FL6 Interests.

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

Loans that we have the intention and ability to sell are classified as held for sale, and are measured at the lower of amortized cost or fair value. If the amortized cost exceeds the loan’s fair value, we establish a valuation allowance equal to the difference between the amortized cost and fair value.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

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

j. Revenue Recognition

1)

Interest income—We recognize interest income from investments in commercial mortgage loans, mezzanine loans, and preferred equity interests on a yield to maturity basis. Certain of our commercial mortgage loans, mezzanine loans and preferred equity interests provide for the accrual of interest at specified rates which differ from current payment terms. Interest income is recognized on such loans, the majority of which were originated prior to 2011, at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible. Management will cease accruing interest on these loans when it determines that collection of the interest income is not probable based on the value of the underlying collateral using discounted cash flow models and market based assumptions.  The accrued interest receivable associated with these loans as of June 30, 2018 and December 31, 2017 was $24,707 and $23,801, respectively.  These loans are considered to be impaired when the total contractual amount owed exceeds the estimated value of the underlying collateral.  Four of these loans, with an unpaid principal balance of $28,882 and $28,904, were considered to be impaired as of June 30, 2018 and December 31, 2017, respectively, because the contractual amounts owed exceed the estimated value of the underlying collateral. Additionally, three and two loans with an unpaid principal amount of $28,317 and $30,379 were considered impaired as of June 30, 2018 and December 31, 2017, respectively, because their loan terms were modified in what constituted a troubled debt restructuring.

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

•

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

•

Fee and other income—We have generated fee and other income through our various subsidiaries by (a) funding conduit loans for sale into unaffiliated commercial mortgage-backed securities, or CMBS, securitizations, (b) providing or arranging to provide financing to our borrowers, (c) providing ongoing asset management services to investment portfolios under cancelable management agreements, and (d) providing property management services to third parties. We recognize revenue for these activities when the fees are fixed or determinable, are evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided. While we may receive asset management fees when they are earned, we eliminate earned asset management fee income from securitizations while such securitizations are consolidated. During the three and six months ended June 30, 2018 we earned $152 and $314, respectively, of asset management fees, which were eliminated as they were associated with consolidated securitizations.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

During the three and six months ended June 30, 2017, we earned $215 and $488, respectively, of asset management fees, which were eliminated as they were associated with consolidated securitizations.

Certain components of property income and fee and other income fall within the scope of FASB ASC Topic 606, “Revenue from Contracts with Customers”. This topic requires entities to disaggregate revenue into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. In the following table, revenue from contracts with customers is disaggregated by type of revenue.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Revenue from Contracts with customers	2018	2017	2018	2017
Property Management Fee income	$727	$738	$1,493	$1,601
Parking	231	492	433	967
Leasing Commission income	344	522	664	1,168
Other miscellaneous	229	667	477	1,190
Total	$1,531	$2,419	$3,068	$4,925

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

As of June 30, 2018

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

n. Intangible Assets

Intangible assets on our consolidated balance sheets represent identifiable intangible assets acquired in business acquisitions. We amortize identified intangible assets to expense over their estimated lives using the straight-line method. We evaluate intangible assets for impairment as events and circumstances change, in accordance with FASB ASC Topic 360, “Property, Plant, and Equipment.” The gross carrying amount for our in-place leases and above market leases was $12,207 as of June 30, 2018 and December 31, 2017, respectively.  The accumulated amortization for our intangible assets was $7,649 and $6,831 as of June 30, 2018 and December 31, 2017, respectively. We recorded amortization expense of $391 and $1,913 for the three months ended June 30, 2018 and 2017, respectively, and $818 and $4,560 for the six months ended June 30, 2018 and 2017, respectively. Based on the intangible assets identified above, we expect to record amortization expense of intangible assets of $757 for the remainder of 2018, $1,183 for 2019, $902 for 2020, $614 for 2021, $428 for 2022 and $674 thereafter. As of June 30, 2018, we have determined that the carrying value of our intangible assets is recoverable.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2018

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

For derivatives cleared through the Chicago Mercantile Exchange, or CME, and the London Clearing House, or LCH, variation margin payments are considered settlements of the related derivatives. As of June 30, 2018, we had no derivative instruments outstanding.

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

As discussed in Note 1: The Company, we completed the sale of our interests in the RAIT Venture VIEs on June 27, 2018, and, as a result, the purchaser will be responsible for their REIT compliance from and after that date.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

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

As part of our change in strategic direction during the year ended December 31, 2016 and to decrease administrative processes, we moved our active TRS entities under a single holding company. We elected a November 30th taxable year end for the TRS holding company. We estimated the effective tax rate and current income tax liability as of December 31, 2016 by projecting activity for the full taxable year ended November 30, 2017. As we projected ordinary taxable income for the TRS holding company for its taxable year ended November 30, 2017, we recognized a current income tax liability as of December 31, 2016. During the six months ended June 30, 2017, we updated our projections for 2017, which indicated an ordinary loss position for taxable year 2017 for the TRS holding company. As a result, we reversed the current income tax liability accrued as of December 31, 2016, which generated a current income tax benefit of $249 for the six months ended June 30, 2017.

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

As of June 30, 2018

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

In June 2016, the FASB issued an accounting standard classified under FASB ASC Topic 326, “Financial Instruments-Credit Losses”.  The amendments in this standard provide an approach based on expected losses to estimate credit losses on certain types of financial instruments.  The amendments also modify the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination.  The amendments in this standard expand the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses.  In addition, public business entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination.  This standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early application of the guidance will be permitted for all entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Management is currently evaluating the impact that this standard will have on our consolidated financial statements.

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

As of June 30, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 3: INVESTMENTS IN COMMERCIAL MORTGAGE LOANS, MEZZANINE LOANS AND PREFERRED EQUITY INTERESTS

Loans Held for Investment

The following table summarizes our investments in commercial mortgage loans, mezzanine loans and preferred equity interests held for investment as of June 30, 2018:

	Unpaid Principal Balance	Unamortized (Discounts) Premiums	Carrying Amount	Number of Loans	Weighted- Average Coupon (1)	Range of Maturity Dates
Commercial Real Estate (CRE)
Commercial mortgage loans	$676,654	$(605)	$676,049	47	6.6%	Jul. 2018 to Jun. 2025
Mezzanine loans	23,131	164	23,295	3	13.2%	Aug. 2018 to Mar. 2023
Preferred equity interests	33,280	(1)	33,279	15	6.7%	Nov. 2018 to Jan. 2029
Total CRE (2)	733,065	(442)	732,623	65	6.8%
Deferred fees and costs, net (3)	(1,518)	-	(1,518)
Total	$731,547	$(442)	$731,105
(1)	Weighted-average coupon is calculated on the unpaid principal balance, which does not necessarily correspond to the carrying amount.
(2)

Includes $96,104 of cash flow loans, of which $45,343 are commercial mortgage loans, $21,130 are mezzanine loans and $29,631 are preferred equity interests. See Note 2: Summary of Significant Accounting Policies, (j) Revenue Recognition, for further discussion of our cash flow loans.

(3)	Includes $4,986 of deferred fees, net of $3,468 of deferred costs.

The following table summarizes our investments in commercial mortgage loans, mezzanine loans and preferred equity interests held for investment as of December 31, 2017:

	Unpaid Principal Balance	Unamortized (Discounts) Premiums	Carrying Amount	Number of Loans	Weighted- Average Coupon (1)	Range of Maturity Dates
Commercial Real Estate (CRE)
Commercial mortgage loans	$1,194,735	$(719)	$1,194,016	95	6.3%	Jan. 2018 to Dec. 2025
Mezzanine loans	45,488	164	45,652	13	11.2%	May 2018 to May 2025
Preferred equity interests	33,284	(1)	33,283	15	9.1%	Nov. 2018 to Jan. 2029
Total CRE (2)	1,273,507	(556)	1,272,951	123	6.5%
Deferred fees and costs, net (3)	(2,344)	-	(2,344)
Total	$1,271,163	$(556)	$1,270,607
(1)	Weighted-average coupon is calculated on the unpaid principal balance, which does not necessarily correspond to the carrying amount.
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

As of June 30, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

A loan is placed on non-accrual status if it is delinquent for 90 days or more or if there is uncertainty over full collection of principal and interest, which generally includes our impaired loans that have reserves. The following table summarizes the delinquency statistics of our commercial real estate loans held for investment as of June 30, 2018 and December 31, 2017:

	As of June 30, 2018
Delinquency Status	Current	30 to 59 days	60 to 89 days	90 days or more	Total	Non-accrual (1)
Commercial mortgage loans	$616,176	$20,572	$—	$39,906	$676,654	$80,736
Mezzanine loans	23,131	—	—	—	23,131	8,261
Preferred equity interests	33,280	—	—	—	33,280	3,650
Total	$672,587	$20,572	$—	$39,906	$733,065	$92,647
(1)

Includes six loans that are current and one loan that is 30 to 59 days or more past due, but are on non-accrual due to uncertainty over whether we will fully collect principal and interest. Also includes one loan that is 90 days or more past due in accordance with its terms.

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

As of June 30, 2018 and December 31, 2017, all of our commercial mortgage loans, mezzanine loans and preferred equity interests that were 90 days or more past due or in foreclosure were on non-accrual status.  It is noted that as of June 30, 2018, $96,104 of our loans are cash flow loans, which provide for the accrual of interest at specified rates which differ from current payment terms, and in some cases, do not require current payments. See Note 2: Summary of Significant Accounting Policies, (j) Revenue Recognition, for further discussion of our cash flow loans. As of June 30, 2018 and December 31, 2017, $92,647 and $98,603, respectively, of our commercial real estate loans were on non-accrual status and had a weighted-average interest rate of 6.7% and 6.1%, respectively. Also, as of June 30, 2018 and December 31, 2017, three loans with unpaid principal balances of $20,620 and $20,624, respectively, and weighted average interest rate of 12.9% were not recognizing interest based on the estimated value of the underlying collateral. Additionally, as of June 30, 2018, one loan, with the unpaid principal balance of $7,948, which had previously been restructured in a troubled debt restricting, or TDR, did not accrue interest in accordance with its restructured terms.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

Allowance For Loan Losses And Impaired Loans

During the three and six months ended June 30, 2018, we recognized provision for loan losses of $14,748 and $22,780.  Our provision for loan losses during the three and six months ended June 30, 2018 was primarily driven by two  and five loans, respectively, where the borrower and/or property experienced an unfavorable event or events during the period, which resulted in probable, incurred losses and credit related impairments recognized on the loans transferred to loans held for sale that are further discussed below.

We closely monitor our loans, which require evaluation for loan loss in two categories: satisfactory and watchlist. Loans classified as satisfactory are loans that are performing consistent with our expectations. Loans classified as watchlist are generally loans that have performed below our expectations, have credit weaknesses or in which the credit quality of the collateral has deteriorated. This is determined by evaluating quantitative factors including debt service coverage ratios, net operating income of the underlying collateral and qualitative factors such as current performance of the underlying collateral. We have classified our loans held for investment by credit risk category as of June 30, 2018 and December 31, 2017 as follows:

	As of June 30, 2018
Credit Status	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Satisfactory	$566,228	$2,000	$13,930	$582,158
Watchlist (1)	110,426	21,131	19,350	150,907
Total	$676,654	$23,131	$33,280	$733,065
(1)	Includes $128,467 of loans that are considered to be impaired and $22,440 of loans that are not considered to be impaired.

	As of December 31, 2017
Credit Status	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Satisfactory	$1,083,741	$19,109	$21,879	$1,124,729
Watchlist (1)	110,994	26,379	11,405	148,778
Total	$1,194,735	$45,488	$33,284	$1,273,507
(1)	Includes $126,478 of loans that are considered to be impaired and $22,300 of loans that are not considered impaired.

The following tables provide a roll-forward of our allowance for loan losses for our commercial mortgage loans, mezzanine loans and preferred equity interests held for investment for the three months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30, 2018
	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Beginning balance	$8,259	$5,231	$242	$13,732
Provision (benefit) for loan losses	14,748	—	—	14,748
Charge-offs, net of recoveries (1)	(11,781)	—	—	(11,781)
Ending balance	$11,226	$5,231	$242	$16,699

(1)	Includes $1,423 of charge-offs related to loans transferred to held for sale during the three months ended June 30, 2018.

	For the Three Months Ended June 30, 2017
	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Beginning balance	$10,979	$852	$1,700	$13,531
Provision (benefit) for loan losses	12,623	8,240	—	20,863
Charge-offs, net of recoveries	(10,880)	—	—	(10,880)
Ending balance	$12,722	$9,092	$1,700	$23,514

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

The following tables provide a roll-forward of our allowance for loan losses for our commercial mortgage loans, mezzanine loans and preferred equity interests held for investment for the six months ended June 30, 2018 and 2017:

	For the Six Months Ended June 30, 2018
	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Beginning balance	$9,019	$5,622	$242	$14,883
Provision (benefit) for loan losses	19,996	2,784	—	22,780
Charge-offs, net of recoveries (1)	(17,789)	(3,175)	—	(20,964)
Ending balance	$11,226	$5,231	$242	$16,699
(1)	Includes $5,331 of charge-offs related to loans transferred to held for sale during the six months ended June 30, 2018.

	For the Six Months Ended June 30, 2017
	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Beginning balance	$10,640	$—	$1,714	$12,354
Provision (benefit) for loan losses	13,322	9,090	(14)	22,398
Charge-offs, net of recoveries	(11,240)	2	—	$(11,238)
Ending balance	$12,722	$9,092	$1,700	$23,514

Information on those loans considered to be impaired as of June 30, 2018 and December 31, 2017 was as follows:

	As of June 30, 2018
Impaired Loans	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Impaired loans expecting full recovery	$14,108	$12,870	$15,700	$42,678
Impaired loans with reserves	73,878	8,261	3,650	85,789
Total Impaired Loans (1)	87,986	21,131	19,350	128,467
Allowance for loan losses	$11,226	$5,231	$242	$16,699
(1)	As of June 30, 2018, there was no unpaid principal relating to previously identified TDRs that are on accrual status.

	As of December 31, 2017
Impaired Loans	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Impaired loans expecting full recovery	$14,321	$12,869	$7,756	$34,946
Impaired loans with reserves	74,372	13,510	3,650	91,532
Total Impaired Loans (1)	88,693	26,379	11,406	126,478
Allowance for loan losses	$9,019	$5,622	$242	$14,883
(1)	As of December 31, 2017, there was no unpaid principal relating to previously identified TDRs that are on accrual status.

The average unpaid principal balance and recorded investment of total impaired loans was $125,871 and $151,807 during the three months ended June 30, 2018 and 2017, respectively and $126,074 and $152,007 for the six months ended June 30, 2018 and 2017, respectively. We recorded interest income from impaired loans of $313 and $124 for the three months ended June 30, 2018 and 2017, respectively. We recorded interest income from impaired loans of $440 and $344 for the six months ended June 30, 2018 and 2017, respectively.

We have evaluated modifications to our commercial real estate loans to determine if the modification constitutes a troubled debt restructuring, or TDR, under FASB ASC Topic 310, “Receivables”. During the three and six months ended June 30, 2018, we determined that restructuring of one commercial real estate loan with an unpaid principal balance totaling $7,948 constituted a TDR as the interest payment rate was decreased to zero percent and the maturity date was extended. During the six months ended June 30, 2017, there were no restructurings of our commercial real estate loans that constituted a TDR.  During the six months ended June 30,

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

2018, and June 30, 2017, there were no TDRs that subsequently defaulted for restructurings that had been entered into within the previous 12 months.

Loans Held for Sale

In February 2018, we began to pursue a sale of certain loans. In March 2018, we sold these loans, which had unpaid principal balance of $90,260 and received proceeds of $43,384 after repayment of $45,850 of secured warehouse facility debt and $349 of interest. We recognized a loss of $930 on these loans.

During March 2018, we transferred nine additional loans to held for sale as we had the intention and ability to sell these loans. The transfer was made at the lower of cost or fair value for each respective loan. During the three months ended June 30, 2018, six of these loans were sold or repaid, resulting in a net loss of $3,280.  The three remaining loans held for sale loans were measured at the lower of cost or fair value, resulting in a loss of $819 for three months ended June 30, 2018. As of June 30, 2018 these loans had an unpaid principal balance of $7,017 and a carrying amount of $6,198.

In May 2018, we began to pursue a sale of one additional loan. In June 2018, we sold this loan, which had unpaid principal balance of $13,000 and received proceeds of $11,577. We recognized a provision for loan loss of $1,423 on the transfer of this loan to loans held for sale.

NOTE 4: INVESTMENTS IN REAL ESTATE

The table below summarizes our investments in real estate:

	Book Value
	As of June 30, 2018	As of December 31, 2017
Multifamily real estate properties	$17,230	$17,163
Office real estate properties	77,056	130,125
Retail real estate properties	75,996	106,817
Parcels of land	20,567	20,567
Subtotal	190,849	274,672
Less: Accumulated depreciation and amortization	(13,671)	(28,768)
Investments in real estate, net (1)	$177,178	$245,904
(1)

As of June 30, 2018, one of our office and one of our retail properties, with a combined carrying amount of $27,554, were considered held-for-sale. As of December 31, 2017, there were no properties considered held-for-sale.

As of June 30, 2018, our investments in real estate were comprised of land of $57,643 and buildings and improvements of $133,206. As of December 31, 2017, our investments in real estate were comprised of land of $73,003 and buildings and improvements of $201,669.

As of June 30, 2018, our investments in real estate of $190,849 were financed through $41,082 of mortgage loans or other debt held by third parties and $266,407 of mortgage loans held directly by RAIT or through our RAIT I and RAIT II CDO securitizations. As of December 31, 2017, our investments in real estate of $274,672 were financed through $62,297 of mortgage loans or other debt held by third parties and $298,050 of mortgage loans held directly by RAIT or through our RAIT I and RAIT II CDO securitizations. Together, along with commercial real estate loans held by RAIT I and RAIT II, these mortgage loans serve as collateral for the CDO notes payable issued by the RAIT I and RAIT II CDO securitizations. All intercompany balances and interest charges are eliminated in consolidation.

Property Sales:

During the six months ended June 30, 2018, we disposed of one office property. We also recognized $6 of losses on sales related to properties sold in the prior year, as we settled remaining amounts with third parties subsequent to the sale date. The below

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

table summarizes the current year dispositions recorded at sale and also presents each property’s contribution to net income (loss) allocable to common shares, excluding the impact of the gain (loss) on sale:

					Net income (loss) allocable to common shares
Property Name	Property Type	Date of Sale	Sale Price	Gain (loss) on sale	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018
1501 Yamato Road (1)	Office	6/15/2018	$42,050	$906	$(99)	$(259)
Total			$42,050	$906	$(99)	$(259)
(1)	We also recognized a loss on extinguishment of debt related to the sale of this property, resulting from a defeasance premium of $1,943.

In August 2018, we disposed of one office property and one retail property in a single transaction for a sales price of $30,000. We do not expect to recognize a significant gain or loss on the sale of this asset.

Impairment:

During the three and six months ended June 30, 2018, we recognized impairment charges related to certain real estate assets of $21,625 and $30,816, respectively, as it was more likely than not that we would dispose of the assets before the end of their previously estimated useful lives and a portion of our recorded investment in these assets was determined to not be recoverable.

During the three months ended June 30, 2018, due to the current conditions affecting one of our retail properties in its local market as well as our current efforts to increase our liquidity, we accepted a letter of intent to purchase this property which resulted in an impairment charge of $17,522.  During the three months ended June 30, 2018, we began to market two other retail real estate assets for sale.  We recognized $3,440 of impairment charges on these assets based on letters of intent to purchase these properties. During the three months ended June 30, 2018, we also recognized $662 of impairment charges related to another asset based on the status of negotiations for the sale of the asset.

During the six months ended June 30, 2018, we recognized additional impairment charges on two of our real estate assets of $9,191.  We recognized an impairment charge of $5,593 on one of the assets based on the status of negotiations for the sale of the asset.  The impairment charge of $3,598 on the other asset was driven by a default on the asset’s associated ground lease.

See Note 7: Fair Value of Financial Instruments for further information regarding our non-recurring fair value measurements.

Other Dispositions:

During the six months ended June 30, 2017, we incurred a non-cash loss on deconsolidation of properties of $15,947 relating to an industrial real estate portfolio containing ten properties with carrying value of $82,501 of investments in real estate and $81,941 of related cross-collateralized non-recourse debt as of December 31, 2016. During the six months ended June 30, 2017, the senior lender foreclosed on the mortgage liens encumbering five of these industrial properties and disposed of the properties through auction processes.  These five properties, including other assets, net of related liabilities, had an aggregate carrying value of $43,414. Upon foreclosure, we derecognized these net assets and extinguished related debt of $27,467 based on the proceeds received by the senior lender at the auctions. The difference between the net carrying value and the debt extinguished resulted in the non-cash loss noted above as full release of the remaining cross-collateralized non-recourse debt had not yet been received. The remaining five of these industrial properties had a carrying value of $38,516 of investments in real estate and $54,475 of related cross-collateralized non-recourse debt as of June 30, 2017. During the remainder of 2017, the remaining properties within this portfolio were foreclosed upon and, as a result, there were no assets or liabilities related to this portfolio on our balance sheet as of December 31, 2017.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 5: INDEBTEDNESS

We maintain various forms of short-term and long-term financing arrangements. Generally, these financing agreements are collateralized by assets within securitizations.

The following table summarizes our total recourse and non-recourse indebtedness as of June 30, 2018:

Description	Unpaid Principal Balance	Unamortized Discount/Premium and Deferred Financing Costs	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
7.0% convertible senior notes (1)	$871	$(36)	$835	7.0%	Apr. 2031 (1)
4.0% convertible senior notes (2)	68,222	(1,858)	66,364	4.0%	Oct. 2033 (2)
7.625% senior notes	56,324	(1,340)	54,984	7.6%	Apr. 2024
7.125% senior notes	68,408	(655)	67,753	7.1%	Aug. 2019
Senior secured notes	9,500	(234)	9,266	7.3%	Apr. 2019
Junior subordinated notes, at fair value (3)	18,671	(13,560)	5,111	6.3%	Mar. 2035
Junior subordinated notes, at amortized cost	25,100	—	25,100	4.9%	Apr. 2037
Secured warehouse facilities	—	(34)	(34)	0.0%	Jul. 2018
Total recourse indebtedness	247,096	(17,717)	229,379	6.1%
Non-recourse indebtedness:
CDO notes payable, at amortized cost (4)(5)	210,785	(1,033)	209,752	2.8%	Jun. 2045 to Nov. 2046
CMBS securitizations (6)(7)	459,219	(4,779)	454,440	3.4%	Jun. 2037 to Dec. 2037
Loans payable on real estate	41,082	(264)	40,818	4.7%	Oct. 2021 to Dec. 2021
Total non-recourse indebtedness	711,086	(6,076)	705,010	3.3%
Total indebtedness	$958,182	$(23,793)	$934,389	4.0%

(1)	Our 7.0% convertible senior notes are redeemable at par, at the option of the holder, in April 2021, and April 2026.
(2)	Our 4.0% convertible senior notes are redeemable at par, at the option of the holder, in October 2018, October 2023, and October 2028.
(3)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(4)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
(5)

Collateralized by $390,063 principal amount of commercial mortgage loans, mezzanine loans, other loans and preferred equity interests, $253,564 of which is eliminated in consolidation.  These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

(6)	Excludes CMBS securitization notes purchased by us which are eliminated in consolidation.
(7)

Collateralized by $564,094 principal amount of commercial mortgage loans and participation interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2018

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

(8)

Represents two 40% interests issued to an unaffiliated third party in two ventures to which we contributed the junior notes and equity of two floating rate securitizations. Together these ventures are referred to as the RAIT Venture VIEs.  The first of these ventures, the 2016 RAIT Venture VIE, was formed in 2016.  The second, the 2017 RAIT Venture VIE, was formed in 2017. We retained a 60% interest in these ventures, and, as a result of our controlling financial interest, we consolidated the ventures. We received approximately $41,689 of proceeds as a result of issuing these 40% interests, which have an unpaid principal balance of $40,830. These 40% interests have no stated maturity date and do not provide for mandatory redemption or any required return or interest payment. These ventures allocate the distributions on such junior notes and equity when made between the parties to the ventures.

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

As of June 30, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

The current status or activity in our financing arrangements occurring as of or during the six months ended June 30, 2018 is as follows:

Recourse Indebtedness

7.0% convertible senior notes. The 7.0% convertible senior notes are convertible at the option of the holder at a current conversion rate of 206.0859 common shares per $1 principal amount of 7.0% convertible senior notes (equivalent to a current conversion price of $4.85 per common share). As of June 30, 2018, $871 of the 7.0% convertible notes remain outstanding.  The 7.0% convertible senior notes are redeemable at par, at the option of the holder, in April 2021, and April 2026. During the six months ended June 30, 2018, there was no activity other than recurring interest during the current period. These notes do not contain financial covenants.

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

During the three months ended March 31, 2018, we repurchased $6,000 in principal amount of the 4.0% convertible senior notes for $5,708. During the three months ended June 30, 2018, we repurchased $36,291 in principal amount of the 4% convertible senior notes for $35,319. As of June 30, 2018, $68,222 of the 4.0% convertible senior notes remain outstanding.

7.625% senior notes.  During the six months ended June 30, 2018, there was no activity other than recurring interest. As of June 30, 2018, $56,324 of the 7.625% senior notes remain outstanding. These notes contain financial covenants that are applicable upon the incurrence of debt as defined in the notes’ related indenture including a maximum leverage ratio covenant and a minimum fixed charge ratio covenant. We did not incur debt, as defined in this indenture, during the three months ended June 30, 2018. As of March 31, 2018, the leverage ratio, calculated in accordance with the indenture, was 74.6% as compared to a maximum leverage ratio not to exceed 80%, and for the preceding four quarters, the fixed charge coverage ratio, calculated in accordance with the indenture, was 1.34x as compared to a minimum fixed charge coverage ratio of no less than 1.20x.

7.125% senior notes.  During the six months ended June 30, 2018, there was no activity other than recurring interest. As of June 30, 2018, $68,408 of the 7.125% senior notes remain outstanding. These notes contain financial covenants that are applicable upon the incurrence of debt as defined in the notes’ related indenture including a maximum leverage ratio covenant and a minimum fixed charge ratio covenant. We did not incur debt, as defined in this indenture, during the three months ended June 30, 2018.  As of March 31, 2018, the leverage ratio, calculated in accordance with the indenture, was 74.6% as compared to a maximum leverage ratio not to exceed 80%, and for the preceding four quarters, the fixed charge coverage ratio, calculated in accordance with the indenture, was 1.34x as compared to a minimum fixed charge coverage ratio of no less than 1.20x.

Senior secured notes. During the six months ended June 30, 2018, we repaid $2,000 of the senior secured notes. These notes do not contain financial covenants.

Junior subordinated notes, at fair value. At issuance, we elected to record the $18,671 junior subordinated notes at fair value under FASB ASC Topic 825, with all subsequent changes in fair value recorded in earnings. As of June 30, 2018, the fair value, or carrying amount, of this indebtedness was $5,111. These notes do not contain financial covenants.

Junior subordinated notes, at amortized cost.  During the six months ended June 30, 2018, there was no activity other than recurring interest. These notes do not contain financial covenants.

Secured warehouse facilities. As of June 30, 2018, we had $0 of outstanding secured warehouse borrowings and $0 of outstanding commercial mortgage borrowings under the amended and restated master repurchase agreement, or the Amended MRA.  The Amended MRA had a capacity of $150,000 with a limit of $100,000 for floating rate loans. This facility was not renewed after its maturity in July 2018 and it has terminated.

 As of June 30, 2018, we had $0 of outstanding borrowings under the $75,000 commercial mortgage facility. This facility was not renewed after its June 2018 maturity and it has terminated.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

As of June 30, 2018, we had $0 of outstanding borrowings under the $150,000 commercial mortgage facility. This facility was not renewed after its June 2018 maturity and it has terminated.

Non-Recourse Indebtedness

CDO notes payable, at amortized cost. CDO notes payable at amortized cost represent notes issued by consolidated CDO securitizations which are used to finance the acquisition of unsecured REIT notes, CMBS securities, commercial mortgage loans and mezzanine loans in our commercial real estate portfolio. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates. Both RAIT I and RAIT II are meeting all of their over collateralization, or OC, and interest coverage, or IC, trigger tests as of June 30, 2018.

CMBS securitizations

On June 27, 2018, RAIT IV, a subsidiary of RAIT, completed the sale of its FL5 Interests and FL6 Interests to Melody RE II, LLC. As a result of the sale, we determined that RAIT is no longer the primary beneficiary of the RAIT Venture VIEs, FL5 or FL6 (each as defined in Note 8: Variable Interest Entities). Therefore, we deconsolidated those entities as of June 27, 2018. See Note 8: Variable Interest Entities for more information regarding this transaction.

As of June 30, 2018, our subsidiary, RAIT 2017-FL7 Trust, or RAIT FL7, had $340,738 of total collateral at par value, none of which was defaulted. As of June 30, 2018, RAIT FL7 had classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $275,259 to investors. We currently own the unrated classes of junior notes, including a class with an aggregate principal balance of $65,479, and the equity, or the retained interests, of RAIT FL7. RAIT FL7 does not have OC triggers or IC triggers.

As of June 30, 2018, our subsidiary, RAIT 2017-FL8 Trust, or RAIT FL8, had $228,122 of total collateral at par value, none of which was defaulted. As of June 30, 2018, RAIT FL8 had classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $183,960 to investors. We currently own the unrated classes of junior notes, including a class with an aggregate principal balance of $44,162, and the equity, or the retained interests, of RAIT FL8. RAIT FL8 does not have OC triggers or IC triggers.

The junior notes that we have retained in our CMBS securitizations include the class of junior notes that is subject to the first dollar of loss.

Loans payable on real estate

As of June 30, 2018 and December 31, 2017, we had $41,082 and $62,297, respectively, of other indebtedness outstanding relating to loans payable on consolidated real estate. These loans are secured by specific consolidated real estate assets included in our consolidated balance sheets.

Maturity of Indebtedness

Generally, the majority of our indebtedness is payable in full upon the maturity or termination date of the underlying indebtedness. The following table displays the aggregate contractual maturities of our indebtedness on or before December 31 by year:

	Recourse indebtedness	Non-recourse indebtedness
2018	$-	$358
2019	77,908	749
2020	-	779
2021	-	39,196
2022	-	-
Thereafter (1)	169,188	670,004
Total	$247,096	$711,086

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

(1)

Includes $871 of our 7.0% convertible senior notes which are redeemable, at par at the option of the holder in April 2021 and April 2026. Includes $68,222 of our 4.0% convertible senior notes which are redeemable, at par at the option of the holder in October 2018, October 2023, and October 2028.

NOTE 6: DERIVATIVE FINANCIAL INSTRUMENTS

We may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with our borrowings or fixed rate assets. The principal objective of such arrangements is to minimize the risks and/or costs associated with our operating and financial structure as well as to hedge specific anticipated transactions.  While these instruments may impact our periodic cash flows, they benefit us by minimizing the risks and/or costs previously described.  The counterparties to these contractual arrangements are major financial institutions with which we and our affiliates may also have other financial relationships. In the event of nonperformance by the counterparties, we are potentially exposed to credit loss. However, because of the high credit ratings of the counterparties, we do not anticipate that any of the counterparties will fail to meet their obligations.

Interest Rate Derivatives

We have historically entered into various interest rate swap contracts to hedge interest rate exposure on floating rate indebtedness.

We designate interest rate hedge agreements at inception and determine whether or not the interest rate hedge agreement is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. We use regression analysis to assess the effectiveness of our hedging relationship and use the hypothetical derivative method to measure any ineffectiveness at each reporting period. As of June 30, 2018, all of our cash flow hedge interest rate swaps had reached maturity. As of June 30, 2018, no new cash flow hedge interest rate swaps have been entered into.

The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments as of June 30, 2018 and December 31, 2017:

	As of June 30, 2018			As of December 31, 2017
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities

Interest rate caps	$—	$—	$—	$—	$—	$—
Interest rate swaps	—	—	—	12,650	11	—
Net fair value	$—	$—	$—	$12,650	$11	$—

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

Fair Value of Investment in Mortgage Loans, Held for Investment

The fair value of mortgage loans held for investment is determined using an exit price notion. Prior to adopting the January 2016 amendment to FASB ASC Topic 825, we measured the fair value of mortgage loans held for investment under an entry price

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

notion. The entry price notion previously applied used a discounted cash flows technique to calculate the present value of expected future cash flows for a financial instrument. The exit price notion uses the same approach, but also incorporates other factors, such as enhanced credit risk, illiquidity risk, and market factors. We determined the fair value on substantially all of our loans for disclosure purposes, on an individual loan basis. The discount rates reflect current market rates for loans with similar terms to borrowers having similar credit quality on an exit price basis.

The following table summarizes the carrying amount and the fair value of our financial instruments as of June 30, 2018:

Financial Instrument	Carrying Amount	Estimated Fair Value
Assets
Total investment in mortgage loans, held for investment, net	$714,406	$664,235
Investment in mortgage loans, held for sale	6,198	6,198
Cash and cash equivalents	72,224	72,224
Restricted cash	113,091	113,091
Liabilities
Recourse indebtedness:
7.0% convertible senior notes	835	560
4.0% convertible senior notes	66,364	67,242
7.625% senior notes	54,984	44,721
7.125% senior notes	67,753	62,525
Senior secured notes	9,266	9,061
Junior subordinated notes, at fair value	5,111	5,111
Junior subordinated notes, at amortized cost	25,100	5,652
Non-recourse indebtedness:
CDO notes payable, at amortized cost	209,752	176,875
CMBS securitizations	454,440	459,029
Loans payable on real estate	40,818	40,674

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2018

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

Fair Value Measurements

The following table summarizes information about our liabilities measured at fair value on a recurring basis as of June 30, 2018, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

Liabilities:	Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (1)	Significant Unobservable Inputs (Level 3) (1)	Balance as of June 30, 2018
Junior subordinated notes, at fair value	$—	$—	$5,111	$5,111
Total liabilities	$—	$—	$5,111	$5,111

(1)	During the six months ended June 30, 2018, there were no transfers between Level 1 and Level 2, and there were no transfers into and/or out of Level 3.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2018

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

When estimating the fair value of our Level 3 financial instruments, management uses various observable and unobservable inputs. These inputs include yields, credit spreads, duration, effective dollar prices and overall market conditions on not only the exact financial instrument for which management is estimating the fair value, but also financial instruments that are similar or issued by the same issuer when such inputs are unavailable. Generally, an increase in the yields, credit spreads or estimated duration will decrease the fair value of our financial instruments. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value, as determined by management, may fluctuate from period to period and any ultimate liquidation or sale of the investment may result in proceeds that may be significantly different than fair value. For the fair value of our junior subordinated notes, at fair value, we estimate the fair value of these financial instruments using significant unobservable inputs. For the junior subordinated notes, at fair value, we use a discounted cash flow model as the valuation technique and the significant unobservable inputs as of June 30, 2018 include discount rates ranging from 30.61% to 30.68% and as of December 31, 2017 include discount rates ranging from 18.01% to 18.21%. The gains attributable to changes in instrument-specific credit risk were determined by discounting the future cash flows of the notes at base market interest rates and subtracting this amount from the total fair value of the instrument.

The following table summarizes additional information about assets and liabilities that are measured at fair value on a recurring basis for which we have utilized level 3 inputs to determine fair value for the six months ended June 30, 2018:

Liabilities	Junior Subordinated Notes, at Fair Value	Total Level 3 Liabilities
Balance, as of December 31, 2017	$8,121	$8,121
Change in fair value of financial instruments	(3,010)	(3,010)
Balance, as of June 30, 2018	$5,111	$5,111

The following table summarizes additional information about assets and liabilities that are measured at fair value on a recurring basis for which we have utilized level 3 inputs to determine fair value for the three months ended June 30, 2018:

Liabilities	Junior Subordinated Notes, at Fair Value	Total Level 3 Liabilities
Balance, as of March 31, 2018	$7,052	$7,052
Change in fair value of financial instruments	(1,941)	(1,941)
Balance, as of June 30, 2018	$5,111	$5,111

Non-Recurring Fair Value Measurements

As of June 30, 2018, we measured one of our real estate assets at a fair value of $28,440 in our consolidated balance sheets as it was impaired.  The fair value was based on an executed purchase and sale agreement to sell the real estate asset and was classified within Level 2 of the fair value hierarchy.  The significant input was the purchase price derived by the potential buyer.

As of June 30, 2018, we measured three of our real estate assets at a fair value of $55,650 in our consolidated balance sheets as they were impaired.  The fair values were based on executed letters of intent to sell the real estate assets and was classified within Level 2 of the fair value hierarchy.  The significant input was the purchase price derived by the potential buyer.

Our other non-recurring fair value measurements relate primarily to our commercial real estate loans that are considered impaired. In evaluating our impaired loans, we estimate the fair value of the underlying collateral of the respective commercial real

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

estate loan and compare that fair value to our total investment in the loan. When estimating the fair value of the underlying collateral of the commercial real estate loan, management uses discounted cash flow analyses and/or direct capitalization valuation analyses. The significant inputs to these valuations are capitalization rates and discount rates and are based on market information and comparable sales of similar properties.  As of June 30, 2018, we measured the underlying collateral of eleven of our loans at a fair value of $111,867 in our consolidated balance sheet as they were impaired.

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

	Carrying Amount as of June 30, 2018	Estimated Fair Value as of June 30, 2018	Valuation Technique	Level in Fair Value Hierarchy
Total investment in mortgage loans, held for investment, net	$714,406	$664,235	Discounted cash flows	Three
Investment in mortgage loans, held for sale	6,198	6,198	Discounted cash flows	Three
7.0% convertible senior notes	835	560	Trading price	Two
4.0% convertible senior notes	66,364	67,242	Trading price	Two
7.625% senior notes	54,984	44,721	Trading price	Two
7.125% senior notes	67,753	62,525	Trading price	Two
Senior secured notes	9,266	9,061	Discounted cash flows	Three
Junior subordinated notes, at amortized cost	25,100	5,652	Discounted cash flows	Three
CDO notes payable, at amortized cost	209,752	176,875	Discounted cash flows	Three
CMBS securitizations	454,440	459,029	Discounted cash flows	Three
Loans payable on real estate	40,818	40,674	Discounted cash flows	Three

	Carrying Amount as of December 31, 2017	Estimated Fair Value as of December 31, 2017	Valuation Technique	Level in Fair Value Hierarchy
Total investment in mortgage loans, held for investment, net	$1,255,723	$1,252,780	Discounted cash flows	Three
7.0% convertible senior notes	833	533	Trading price	Two
4.0% convertible senior notes	106,800	103,457	Trading price	Two
7.625% senior notes	54,867	43,009	Trading price	Two
7.125% senior notes	67,474	61,567	Trading price	Two
Senior secured notes	11,063	11,197	Discounted cash flows	Three
Junior subordinated notes, at amortized cost	25,100	8,849	Discounted cash flows	Three
CDO notes payable, at amortized cost	254,724	196,212	Discounted cash flows	Three
CMBS securitizations	736,586	744,359	Discounted cash flows	Three
Loans payable on real estate	61,922	64,377	Discounted cash flows	Three
Other indebtedness	40,955	40,830	Discounted cash flows	Three

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

The following table summarizes realized and unrealized gains and losses on assets and liabilities for which we elected the fair value option of FASB ASC Topic 825, “Financial Instruments” and derivatives as reported in change in fair value of financial instruments in the accompanying consolidated statements of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Description	2018	2017	2018	2017
Change in fair value of junior subordinated notes	$(77)	$(42)	$(272)	$(702)
Change in fair value of derivatives	188	(265)	470	(258)
Change in fair value of warrants and investors SARs	—	3,400	—	2,900
Change in fair value of financial instruments	$111	$3,093	$198	$1,940

The changes in the fair value for the junior subordinated notes for which the fair value option was elected for the three and six months ended June 30, 2018 and 2017 was primarily attributable to changes in base market interest rates. The changes in the fair value of derivatives for the three and six months ended June 30, 2018 and 2017 was primarily attributable to changes in interest rates. The changes in fair value of the warrants and investor SARs for the three and six months ended June 30, 2017 was primarily attributable to changes in the reference stock price and volatility.

NOTE 8: VARIABLE INTEREST ENTITIES

The determination of when to consolidate a VIE is based on the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance together with either the obligation to absorb losses or the right to receive benefits that could be significant to the VIE. We evaluated our investments and determined that, as of June 30, 2018, our consolidated VIEs were: RAIT I, RAIT II, RAIT FL7, RAIT FL8, and the RAIT VIE Properties (Willow Grove and Cherry Hill).  As of December 31, 2017, our consolidated VIEs included the aforementioned VIEs and the two ventures described in Note 5: Indebtedness (RAIT Venture VIEs).

We consolidate the securitizations that we sponsor for which we have retained interests in and control the significant decisions regarding the collateral in these entities, such as the approval of loan workouts.  As of June 30, 2018, we consolidated the VIE properties as we own a majority of these entities and control the significant capital and operating decisions regarding the properties.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

The following tables present the assets and liabilities of our consolidated VIEs as of each respective date. Certain amounts included in the tables below are eliminated upon consolidation with our other subsidiaries that maintain investments in the debt or equity securities issued by these entities.

	As of June 30, 2018
	RAIT Securitizations	RAIT VIE Properties	Total
Assets
Investments in commercial mortgage loans, mezzanine loans and preferred equity interests, at amortized cost:
Commercial mortgage loans, mezzanine loans, and preferred equity interests	$936,034	$—	$936,034
Allowance for losses	—	—	—
Total investments in commercial mortgage loans, mezzanine loans and preferred equity interests	936,034	—	936,034
Investments in real estate
Investments in real estate	—	25,662	25,662
Accumulated depreciation	—	(7,454)	(7,454)
Total investments in real estate	—	18,208	18,208
Cash and cash equivalents	—	228	228
Restricted cash	16,354	414	16,768
Accrued interest receivable	37,878	—	37,878
Other assets	109	3,848	3,957
Intangible assets
Intangible assets	—	—	—
Accumulated amortization	—	—	—
Total intangible assets	—	—	—
Total assets	$990,375	$22,698	$1,013,073
Liabilities and Equity
Indebtedness, net	$933,977	$19,563	$953,540
Accrued interest payable	1,947	5,616	7,563
Accounts payable and accrued expenses	37	3,244	3,281
Derivative liabilities	—	—	—
Deferred taxes, borrowers’ escrows and other liabilities	2	181	183
Total liabilities	935,963	28,604	964,567
Equity:
Shareholders’ equity:
RAIT investment and Retained earnings (deficit)	54,412	(5,906)	48,506
Total shareholders’ equity	54,412	(5,906)	48,506
Noncontrolling Interests	—	—	—
Total liabilities and equity	$990,375	$22,698	$1,013,073

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2018

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

The assets of the VIEs can only be used to settle obligations of the VIEs and are not available to our creditors. The amounts that eliminate in consolidation include $228,250 of total investments in mortgage loans and $282,614 of indebtedness as of June 30, 2018 and $257,625 of total investments in mortgage loans and $370,351 of indebtedness as of December 31, 2017. We do not have any contractual obligation to provide the VIEs listed above with any financial support. We have not and do not intend to provide financial support to these VIEs that we were not previously contractually required to provide.

Deconsolidation of RAIT Venture VIEs and RAIT FL5 & RAIT FL6

On June 27, 2018, RAIT IV completed the sale of its FL5 Interests, as defined below, and FL6 Interests, as defined below (collectively, the Interests), to Melody RE II, LLC, or the Purchaser, for an aggregate purchase price of $54,632.

Prior to the sale, RAIT IV was the holder of:

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

•

60% of the units, or the FL5 Interests, of Holdings 2016, which controls RAIT – Melody 2016 Holdings Trust. This trust owns various classes of non-investment grade bonds and the equity of FL5 with the remaining 40% of the units of Holdings 2016 being held by affiliates of the Purchaser; and

•

60% of the units, or the FL6 Interests, of Holdings 2017, which controls RAIT – Melody 2017 Holdings Trust. This trust owns various classes of non-investment grade bonds and the equity of FL6 with the remaining 40% of the units of Holdings 2017 being held by affiliates of the Purchaser.

Holdings 2016 and Holdings 2017, have been referred to as the RAIT Venture VIEs.  As a result of the sale, RAIT is no longer the primary beneficiary of the RAIT Venture VIEs, FL5 or FL6.  Therefore, RAIT deconsolidated those entities as of June 27, 2018.

The following table summarizes the effects of deconsolidating the RAIT Venture VIEs, RAIT FL5 and RAIT FL6 from our balance sheet as of June 27, 2018:

As of June 27, 2018
Assets
Commercial mortgage loans, mezzanine loans, and preferred equity interests	$266,502
Cash and cash equivalents	189
Restricted cash	22,569
Accrued interest receivable	1,191
Other assets	1,233
Total assets	$291,684
Liabilities
Indebtedness, net	$205,137
Accrued interest payable	502
Accounts payable and accrued expenses	45
Borrowers' escrows	22,549
Deferred taxes and other liabilities	531
Total liabilities	228,764
Equity:
Stockholders' equity:
Noncontrolling interests	111
Total liabilities and equity	$228,875

RAIT IV's net investment in RAIT FL5 & RAIT FL6	$62,809
Purchase price for RAIT IV's FL5 Interests & FL6 Interests	$54,632
Loss on deconsolidation of RAIT Venture VIEs, RAIT FL5 & RAIT FL6	$(8,177)

NOTE 9: SERIES D PREFERRED SHARES

On October 1, 2012, we entered into a Securities Purchase Agreement, or the purchase agreement, with ARS VI Investor I, LLC, or the Investor, an affiliate of Almanac Realty Investors, LLC, or Almanac. During the period from the effective date of the purchase agreement through March 2014, we sold to the Investor on a private placement basis in four separate sales for an aggregate purchase price of $100,000, or the total commitment, the following securities: (i) 4,000,000 of our Series D Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share, or the Series D preferred shares, (ii) common share purchase warrants, or the warrants, exercisable for 9,931,000 of our common shares, or the common shares (which had subsequently adjusted to 11,035,875 shares), and (iii) common share appreciation rights, or the Investor SARs, with respect to up to 6,735,667 common shares (which had subsequently adjusted to 7,485,045 shares).

All transactions involving the issuance, repurchase, redemption and/or exchange of the Series D preferred shares discussed herein also involved the corresponding preferred units of RAIT IV, and with respect to the redemption on June 27, 2018 in connection with the below referenced Redemption and Exchange Agreement, resulted from the redemption of the linked preferred units of RAIT IV.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

In September 2015, we amended the purchase agreement with Almanac related to the Series D preferred shares.  This amendment changed two of the covenants therein.  As consideration for this amendment, we paid the Investor $450. We accounted for this amendment as a modification of the Series D preferred shares.

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

As discussed in Note 1: The Company, on June 27, 2018, we entered into a Redemption and Exchange Agreement with the Investor whereby we redeemed and cancelled the remaining 2,939,190 preferred units of RAIT IV and RAIT’s corresponding Series D preferred shares for $56,765 of cash using the proceeds from the sale of RAIT IV’s FL5 Interests and FL6 Interests and defined available cash held by RAIT IV and $16,715 of liquidation preference of RAIT’s publicly traded Series A preferred shares, Series B preferred shares and Series C preferred shares.  Accordingly, the Investor received 383,147 of RAIT’s Series A preferred shares, 167,828 of RAIT’s Series B preferred shares, and 117,605 of RAIT’s Series C preferred shares.  In addition, RAIT paid the Investor an exchange fee of $418.  The Redemption and Exchange Agreement also provided for the termination of the Securities Purchase Agreement and mutual releases between RAIT and the Investor of the previously reported dispute between the two parties.

This transaction is accounted for as an extinguishment of Series D preferred shares of RAIT and issuance of Series A, Series B and Series C preferred shares, in each case, of RAIT.  Accordingly, the difference between the fair value of the consideration transferred to the Investor (i.e., cash and RAIT’s Series A, Series B and Series C preferred shares) and the carrying amount of the Series D preferred shares that were redeemed and exchanged represents a return from the Investor.  The following table summarizes the transaction:

Liquidation preference of Series D preferred shares of RAIT prior to June 27, 2018			$73,480

Cash received for sale of RAIT IV's interests in Holdings 2016 and Holdings 2017	$54,632
Defined available cash held by RAIT IV	2,133
Total par amount of Series D preferred shares of RAIT redeemed	$56,765

Fair value of Series A preferred shares of RAIT issued in exchange	2,498	(1)
Fair value of Series B preferred shares of RAIT issued in exchange	1,091	(2)
Fair value of Series C preferred shares of RAIT issued in exchange	776	(3)
Total fair value of Series A, Series B and Series C preferred shares exchanged	$4,365

Cash exchange fee	$418

Total consideration transferred in redemption and exchange			$61,548

Net increase to equity as a result of redemption			$11,932

(1)

Represents the fair value of 383,147 shares of Series A preferred that were issued to the Investor.  The fair value is based upon $6.52 per share, which was the closing price of the Series A preferred shares on June 27, 2018.

(2)

Represents the fair value of 167,828 shares of Series B preferred that were issued to the Investor.  The fair value is based upon $6.50 per share, which was the closing price of the Series B preferred shares on June 27, 2018.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

(3)

Represents the fair value of 117,605 shares of Series C preferred that were issued to the Investor.  The fair value is based upon $6.60 per share, which was the closing price of the Series C preferred shares on June 27, 2018.

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

NOTE 10: SHAREHOLDERS’ EQUITY

Preferred Shares

Dividends:

RAIT’s Board determined that it would suspend the dividend on RAIT’s outstanding preferred shares on June 12, 2018. The Board considers dividends on a quarterly basis.

The following table summarizes the dividends we declared and paid on the preferred shares for the six months ended June 30, 2018:

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

As discussed in Note 9: Series D Preferred Shares, on June 27, 2018, we redeemed and cancelled the remaining 2,939,190 preferred units of RAIT IV and RAIT’s corresponding Series D preferred shares for $56,765 of cash using the proceeds from the sale of RAIT IV’s FL5 Interests and FL6 Interests and defined available cash held by RAIT IV and $16,715 of liquidation preference of RAIT’s publicly traded Series A preferred shares, Series B preferred shares, and Series C preferred shares (383,147 of Series A preferred shares, 167,828 of Series B preferred shares and 117,605 of Series C preferred shares).  Upon issuance, the Series A

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

preferred shares had a fair value of $2,498, the Series B preferred shares had a fair value of $1,091 and the Series C preferred shares had a fair value of $776, based on the closing prices of the respective shares on June 27, 2018.

In the second quarter of 2018, the Board elected not to declare a dividend on RAIT’s Series A, B and C preferred shares. As of June 30, 2018, $5,063 of dividends on these shares were unpaid and in arrears. These dividends in arrears are included in (income) loss allocated to preferred shares on our consolidated statements of operations since they represent a claim on earnings superior to common shareholders, but have not been accrued as a liability since they have not been declared.

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

As of June 30, 2018, while 2,724,935 Series A Preferred Shares, 947,496 Series B Preferred Shares, and 999,675 Series C Preferred Shares had not been issued under the 2014 Preferred ATM agreement, we would need to register them for sale under the Securities Act of 1933, as amended.

Common Shares

Dividends:

RAIT’s Board determined that it would suspend the dividend on RAIT’s outstanding common shares on November 1, 2017.  The Board considers dividends on a quarterly basis.

During the three and six months ended June 30, 2018, we paid $0 and $105, respectively, of dividends on restricted common share awards that vested in each respective period. These dividends were declared during the vesting period but remained forfeitable prior to vesting and became payable upon vesting in accordance with the terms of these awards.

Dividend Reinvestment and Share Purchase Plan (DRSPP):

We have a dividend reinvestment and share purchase plan, or DRSPP, under which we registered and reserved for issuance, in the aggregate, 10,500,000 common shares. During the six months ended June 30, 2018, we issued a total of zero common shares. As of June 30, 2018, 7,739,162 common shares, in the aggregate, remain available for issuance under the DRSPP.

Capital on Demand™ Sales Agreement (COD):

On November 21, 2012, we entered into a Capital on Demand™ Sales Agreement, or the COD sales agreement, with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we may issue and sell up to 10,000,000 of our common shares from time to time through JonesTrading acting as agent and/or principal, subject to the terms and conditions of the COD sales agreement. Unless the COD sales agreement is earlier terminated by JonesTrading or us, the COD sales agreement automatically terminates upon the issuance and sale of all of the common shares subject to the COD sales agreement. During the six months ended June 30, 2018, we did not issue any common shares pursuant to this agreement. As of June 30, 2018, while 7,918,919 common shares, in the aggregate, had not been issued under the COD sales agreement, we would need to register them for sale under the Securities Act of 1933, as amended.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

Shareholders’ Equity Attributable to Common Shares:

As of June 30, 2018, total shareholders’ equity attributable to common shares was a deficit of $141,699.

Non-Controlling Interests

RAIT Venture VIEs:

During the six months ended June 30, 2018, the 2017 RAIT Venture VIE, which elected to be taxed as a REIT and that was formed in 2017 to hold the junior subordinated notes of FL-6, sold 125 preferred shares of the 2017 RAIT Venture VIE to unaffiliated purchasers.  The price was $1,000 per share and the 2017 RAIT Venture VIE received $76 of net proceeds. During the six months ended June 30, 2018, we distributed $15 to the non-controlling interest holders of the RAIT Venture VIEs. Refer to Note 2: Summary of Significant Accounting Policies, (p) Income Taxes, and Note 5: Indebtedness for further discussion about these entities.

On June 27, 2018, RAIT IV, a subsidiary of RAIT, completed the sale of its FL5 Interests and FL6 Interests to Melody RE II, LLC. As a result of the sale, we deconsolidated the RAIT Venture VIEs which resulted in the derecognition of $111 of noncontrolling interests related to the RAIT Venture VIEs. See Note 8: Variable Interest Entities for more information regarding this transaction.

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

NOTE 11: EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Income (loss)	$(57,023)	$(116,884)	$(84,728)	$(138,423)
(Income) loss allocated to preferred shares	6,861	(8,817)	472	(17,343)
(Income) loss allocated to noncontrolling interests	—	(56)	—	(76)
Net income (loss) allocable to common shares	(50,162)	(125,757)	(84,256)	(155,842)
Weighted-average shares outstanding—Basic	91,991,289	91,453,415	91,933,302	91,377,508
Dilutive securities	—	—	—	—
Weighted-average shares outstanding—Diluted	91,991,289	91,453,415	91,933,302	91,377,508
Earnings (loss) per share—Basic:
Earnings (loss) per share—Basic	$(0.55)	$(1.38)	$(0.92)	$(1.71)
Earnings (loss) per share—Diluted:
Earnings (loss) per share—Diluted	$(0.55)	$(1.38)	$(0.92)	$(1.71)

For the three and six months ended June 30, 2018, securities convertible into 8,175,121 and 8,353,773 common shares, respectively, were excluded from the earnings (loss) per share computations because their effect would have been anti-dilutive. For the three and six months ended June 30, 2017, securities convertible into 27,290,962 and 27,349,674 common shares, respectively, were excluded from the earnings (loss) per share computations because their effect would have been anti-dilutive.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2018

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

Almanac Realty

On June 27, 2018, the purchase agreement that previously provided for Andrew M. Silberstein to serve as a trustee on our board was terminated as part of the Redemption and Exchange Agreement that was entered into with the Investor on June 27, 2018.  As part of the Redemption and Exchange Agreement, Mr. Silberstein resigned as a trustee.  While Mr. Silberstein was a trustee, his trustee fees were paid to the Investor.  Mr. Silberstein is an equity owner of Almanac and an officer of the Investor and holds indirect equity interests in the Investor. The transactions completed pursuant to the purchase agreement are described above in Note 9: Series D Preferred Shares.  Subsequent to June 27, 2018, Almanac Realty is not considered a related party.

Ballard Spahr LLP

On June 27, 2017, Justin P. Klein was appointed as a trustee on our board.  Mr. Klein is a partner at Ballard Spahr LLP. RAIT has paid Ballard Spahr LLP $52 and $84 during the three and six months ended June 30, 2018. The approximate dollar value of Mr. Klein’s interest in these fees was less than $1 for the six months ended June 30, 2018, based on Mr. Klein’s Ballard partnership interest.

Charles Frischer and the Libby Frischer Family Partnership

On March 30, 2018, the Libby Frischer Family Partnership, or LFFP, and RAIT signed a letter which provided that RAIT would exempt LFFP from RAIT’s common share ownership limit up to an amount equal to 12.5%. Charles F. Frischer (“Mr. Frischer”) is the general partner of LFFP.

On April 6, 2018, RAIT, LFFP and Mr. Frischer entered into a cooperation agreement which sets forth certain transfer restrictions and standstill provisions, among other things, for a period of time. Subsequent to entering into the cooperation agreement, on April 6, 2018, LFFP, and Mr. Frischer and RAIT signed a letter agreement which provided that RAIT would exempt LFFP from RAIT’s common share and preferred share ownership limits up to an amount equal to 15.0% with respect to each class of shares.

On May 11, 2018, RAIT, LFFP and Mr. Frischer entered into a letter agreement which provided that RAIT would exempt LFFP from RAIT’s common share and preferred share ownership limits up to an amount equal to 20.0% with respect to each class of shares.

Highland Capital Management, L.P.

On May 26, 2017, RAIT entered into a previously disclosed cooperation agreement with Highland Capital Management, L.P. and its affiliates (Highland), which remains in effect.

IRT

During 2017, RAIT engaged in transactions with a former related party, Independence Realty Trust, or IRT. RAIT ended its last arrangement with IRT as of December 20, 2017 and does not consider IRT to be a related party after that date. The following are the transactions with IRT for the six months ended June 30, 2017:

Pursuant to a shared services agreement, IRT reimbursed RAIT $727 for general and administrative services for the six months ended June 30, 2017.  In addition, during the six months ended June 30, 2017, IRT reimbursed RAIT for $155 of general and administrative items that were paid on IRT’s behalf.

Pursuant to property management agreements with IRT with respect to RAIT’s multifamily properties, RAIT paid IRT $212 of property management fees for the six months ended June 30, 2017.  This is reflected within real estate operating expense in our consolidated statements of operations.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

Other

On December 20, 2016, Scott F. Schaeffer resigned from his position as Chief Executive Officer of RAIT and became the full-time Chief Executive Officer of IRT.  On the same date, Scott F. Schaeffer entered into a one year consulting agreement with RAIT for which he received compensation of $375.  For the six months ended June 30, 2017, $188 was earned and paid related to this consulting agreement, which is reflected in general and administrative expenses in our consolidated statements of operations. In accordance with the Memorandum of Understanding dated September 26, 2016, which memorialized the terms of Scott F. Schaeffer’s resignation, RAIT granted Scott F. Schaeffer 150,000 unvested shares of common stock on December 23, 2016, and made a $500 cash payment in January 2017.  The shares vested 50% on the six month anniversary and 50% on the one year anniversary of the grant date.

In accordance with the Memorandum of Understanding dated September 26, 2016, which memorialized the terms of James J. Sebra’s resignation, he was owed a cash bonus, payable in 2017, equal to 25% of his cash bonus for the year ended December 31, 2016.  As of June 30, 2017, $110 had been accrued as a payable for this cash bonus, which was subsequently paid.

NOTE 13: SUPPLEMENTAL DISCLOSURE TO STATEMENT OF CASH FLOWS

The following are supplemental disclosures to the statements of cash flows for the six months ended June 30, 2018 and 2017:

	For the Six Months Ended June 30,
	2018	2017
Cash paid for interest	$28,483	$31,498
Cash paid (refunds received) for taxes	(1)	203
Non-cash increase in investments in real estate, intangible assets, and other liabilities from conversion of loans	—	1,590
Non-cash (decrease) in investments in real estate, restricted cash, other assets, intangible assets, accounts payable and accrued expenses, and other liabilities from deconsolidation of properties	—	(43,025)
Non-cash increase (decrease) in indebtedness from debt extinguishments	(1,265)	(3,813)
Non-cash increase (decrease) to noncontrolling interests from distribution of limited partnership units on South Terrace	—	(1,618)
Non-cash increase (decrease) in indebtedness from deconsolidation of properties	—	(27,467)

For a discussion of the non-cash changes in indebtedness and investments in real estate, restricted cash, other assets, intangible assets, accounts payable and accrued expenses, and other liabilities that occurred during the six months ended June 30, 2018, see Note 4: Investments in Real Estate and Note 5: Indebtedness.

During the six months ended June 30, 2018, we transferred nine loans to held for sale as we had the intention and ability to sell these loans. The transfer was made at the lower of cost or fair value for each respective loan. During the six months ended June 30, 2018, we sold six loans, which had an unpaid principal balance and carrying amount of $31,377. See Note 3: Investment in Commercial Mortgage Loans, Mezzanine Loans, and Preferred Equity Interests for further discussion.

During the six months ended June 30, 2018, we acquired the noncontrolling interests related to PlazAmericas Mall for $343, including transaction costs. See Note 10: Shareholders’ Equity for further discussion.

During the six months ended June 30, 2018, we redeemed and cancelled the remaining 2,939,190 preferred units of RAIT IV and the corresponding Series D preferred shares for $56,765 of cash and $16,715 of liquidation preference of RAIT’s publicly traded Series A preferred shares, Series B preferred shares and Series C preferred shares. See Note 9: Series D Preferred Shares for further discussion.

The following table summarizes our cash and cash equivalents and restricted cash balances as of June 30, 2018 and June 30, 2017:

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

	As of June 30, 2018	As of June 30, 2017
Cash and cash equivalents	$72,224	$89,317
Restricted cash	113,091	193,580
Total cash and cash equivalents and restricted cash	$185,315	$282,897

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

Employment Related Commitments and Contingencies

On February 21, 2018, Scott L.N. Davidson, our former Chief Executive Officer and President, pursuant to his previously disclosed employment agreement with us provided notice to RAIT of his intent to resign from his employment with RAIT for “Good Reason” (as defined in his employment agreement). While RAIT and Mr. Davidson entered into a separation agreement, under which Mr. Davidson’s employment with RAIT terminated effective February 28, 2018, each reserved their respective rights as to whether “Good Reason” exists.  On May 16, 2018, Mr. Davidson filed for arbitration against RAIT and, on June 14, 2018, against the trustees for RAIT's alleged non-payment of severance under his employment contract in the amount of $4,547 and alleged that the non-payment also constituted a breach of the Pennsylvania Wage Payment and Collection Law. We have not accrued any liability related to this matter as we have concluded it is not probable that a loss has been incurred. We may incur additional expenses and costs in connection with Mr. Davidson’s separation from RAIT.

During the six months ended June 30, 2017, we reached an agreement in principle to settle a matter with a former employee for $175.  This amount had been accrued as a liability as of June 30, 2017 and was subsequently paid during the third quarter of 2017.

RAIT Preferred Funding II, Ltd. v. CWCapital Asset Management LLC, et al.–Index No. 651729/2016 (Sup. Ct. N.Y.)

On September 20, 2017, RAIT Preferred Funding II, Ltd., or RAIT II, filed an amended complaint against CWCapital Asset Management, LLC, or CWCapital, Wells Fargo Bank N.A., or Wells Fargo, and U.S. Bank N.A., or U.S. Bank. This action concerns a loan, or the mortgage loan, to a non-party borrower, or the borrower, made in 2007.  RAIT II purchased $18,500 of the mortgage loan for which it holds a promissory note, or note B.  U.S. Bank is the trustee for a securitization trust that purchased the remaining $190,000 of the mortgage loan and for which it held a promissory note, or note A.  CWCapital is the special servicer and Wells Fargo is the master servicer for the mortgage loan (including note A and note B).  The parties’ rights and obligations are governed by, among other things, a pooling and servicing agreement and a co-lender agreement.  The mortgage loan was repaid in May of 2017, and the defendants have alleged that RAIT II was not entitled to receive any payoff of principal under note B pursuant to the subordination and other provisions of the co-lender agreement.  RAIT charged off its $18,500 note B during the year ended December 31, 2017.  In the amended complaint, RAIT II alleges, among other things, that the defendants breached certain of their obligations under the operative documents and RAIT II should have received, among other things, all of its $18,500 principal under note B.  The proceedings are still in the initial stages.

Loan Funding Commitments

Certain of the existing mortgage loans that we previously originated contain commitments to fund certain amounts that were not funded upon the origination of the mortgage loan. These loans are held by certain of our FL securitizations and these FL securitizations are required to purchase these funding commitments from us and at our direction as funds become available from loan payoffs in the FL securitization. As of June 30, 2018, our total outstanding funding commitment was $10,506.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 15: SUBSEQUENT EVENTS

On July 19, 2018, pursuant to authority granted to the Board by the shareholders of RAIT, the Board authorized a reverse stock split of RAIT’s common shares that will become effective at 4:10 PM Eastern time on August 13, 2018. The common shares will begin trading on a split-adjusted basis when the market opens on Tuesday, August 14, 2018.  When the reverse stock split becomes effective, every fifty common shares issued and outstanding will be automatically combined into one issued and outstanding common share. Upon the effective date of the reverse stock split, the 92,532,749 common shares outstanding on August 1, 2018 will be reduced to approximately 1,850,655 common shares, without giving effect to any fractional shares that result from the reverse stock split and assuming no additional common shares are issued between the date of this report and the effective date.  If the reverse stock split had been effective prior to the issuance of these financial statements, basic and diluted earnings (loss) per share would both have been $(27.26) and $(45.82) per share for the three and six months ended June 30, 2018, respectively, based on 1,839,826 and 1,838,666 weighted average shares outstanding for the three and six months ended June 30, 2018, respectively.

On August 1, 2018, we completed the sale of our retail property management subsidiary for nominal consideration.

We have evaluated subsequent events or transactions that have occurred after the consolidated balance sheet date of June 30, 2018, but prior to the filing of the consolidated financial statements on this Quarterly Report on Form 10-Q. We have determined that, except as disclosed within this Note and other Notes, there are no subsequent events that require disclosure in this Quarterly Report on Form 10-Q.

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

RAIT’s forward-looking statements include, but are not limited to, statements regarding RAIT’s plans and initiatives to:

•	address the “going concern” considerations described in our financial statement footnotes and generate sufficient liquidity to satisfy our obligations as they become due;
•	divest RAIT of the majority of RAIT’s remaining real estate assets releasing cash from those sales and/or distributions on our retained interests in our RAIT I and RAIT II securitizations;
•	opportunistically divest and maximize the value of RAIT’s legacy REO portfolio and, ultimately, minimize REO holdings;
•	significantly reduce RAIT’s total expense base;
•	sell non-core commercial real estate, or CRE, and lower asset management costs;
•	opportunistically divest and maximize the value of certain of RAIT’s loans; and
•	reverse steps taken by the NYSE staff to suspend trading in RAIT’s listed securities and to seek to delist RAIT’s listed securities.

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

•	whether RAIT will be able to continue to opportunistically divest and maximize the value of RAIT’s legacy REO portfolio, and the majority of RAIT’s non-lending assets;
•	whether RAIT will be able to opportunistically divest and maximize the value of certain of RAIT’s loans;
•	whether the divestiture of RAIT’s CRE portfolio will lead to lower asset management costs and lower expenses;
•	whether RAIT will be able to reduce compensation and G&A expenses and indebtedness;
•	whether RAIT will resume paying dividends and the amount of such dividends;
•	overall conditions in commercial real estate and the economy generally;
•	whether market conditions will enable RAIT to continue to implement our capital recycling and debt reduction plan involving selling properties and repurchasing or paying down our debt;
•	changes in the expected yield of our investments;
•	changes in financial markets and interest rates, or to the business or financial condition of RAIT;
•	whether the amount of loan repayments will be at the level assumed;
•	whether our management changes will be successfully implemented;
•	whether RAIT will be able to sell real estate properties and certain loans;
•	the availability of financing and capital, including through the capital and securitization markets;
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

•	the level of asset impairments, loan sale losses and provision for loan losses RAIT recognizes;
•	the impact on the trading of RAIT’s common shares from the reverse stock split; and
•	other factors described in RAIT’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and other filings with the SEC.

These factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable law or regulation, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events.

Overview

We are an internally-managed Maryland real estate investment trust, or REIT, focused on managing a portfolio of commercial real estate (CRE) loans and properties.

During the six months ended June 30, 2018, we continued to undertake steps intended to increase RAIT’s liquidity and better position RAIT to meet its financial obligations as they come due.  We refer to these steps as the 2018 strategic steps and they include, but are not limited to:

•	The suspension of our lending business along with the implementation of other steps to reduce costs within our other operating businesses; and
•	The continuation of the process of selling our owned real estate, or REO, portfolio and selling certain of our loans, while continuing to service and manage our existing CRE loan portfolio.

Key developments related to the 2018 strategic steps included the following:

•	Redemption of the Series D Preferred Shares
o

On June 27, 2018, we redeemed and cancelled the remaining 2,939,190 Series D preferred shares (and linked preferred units of RAIT IV) for $56.8 million of cash using the proceeds from the sale of RAIT IV’s FL5 Interests and FL6 Interests and defined available cash held by RAIT IV and $16.7 million of liquidation preference of RAIT’s publicly traded Series A preferred shares, Series B preferred shares and Series C preferred shares. Refer to section titled “Sale of FL5 Interests & FL6 Interests and Series D Preferred Shares Redemption” below for further information.

•	Debt Reductions
o

RAIT’s indebtedness, based on principal amount, declined by $340.0 million, or 26.2%, during the three months ended June 30, 2018, and declined by $461.5 million, or 32.5%, during the six months ended June 30, 2018.

o

Total recourse debt, excluding RAIT’s secured warehouse facilities, declined by $36.3 million, or 12.8% during the three months ended June 30, 2018, and declined by $44.3 million, or 15.2%, during the six months ended June 30, 2018.

•	Asset Monetization Plan and Liquidity Position
o

Through June 30, 2018, RAIT has monetized certain loans and real estate assets in the aggregate amount of $182.7 million.  These monetizations include sales of loans, sales of real estate assets and repayments of loans.  After selling costs and repayment of obligations secured by those assets of $90.6 million, RAIT received net proceeds of $92.1 million.

o	RAIT’s cash and cash equivalents balance as of June 30, 2018 was $72.2 million and $82.2 million as of August 1, 2018.
o

In August 2018, RAIT sold one office property and one retail property in a single transaction for a sales price of $30 million.  After repayment of related indebtedness in RAIT I and RAIT II in August 2018, RAIT expects to receive over $23 million of net proceeds.

o	In August 2018, RAIT completed the sale of its retail property management subsidiary for nominal consideration.

•	Compensation & General and Administrative, or G&A, Expenses
o

RAIT implemented a reduction in force of certain of its employees determined to be non-essential to RAIT’s implementation of the 2018 strategic steps, which has contributed to the reduced run rate of base compensation and benefits expenses from approximately $2.5 million per quarter at December 31, 2017 to approximately $1.4 million per quarter at June 30, 2018.

o	RAIT implemented a retention plan, which RAIT expects to incentivize its executive and non-executive employees to remain employed at RAIT and to work to implement the 2018 strategic steps.
o

In connection with the redemption of the Series D preferred shares discussed above and other matters including our NYSE continued listing status, RAIT incurred an amplified level of G&A expenses during the three months ended June 30, 2018.  These items contributed to $4.1 million of G&A expenses during the three months ended June 30, 2018.

o

In connection with the implementation of the 2018 strategic steps and the earlier strategic alternatives process, among other items, RAIT incurred significant legal and consulting expenses during the six months ended June 30, 2018.  These items contributed to $10.4 million of G&A expenses during the six months ended June 30, 2018.

During the three months ended June 30, 2018, we generated GAAP net income (loss) allocable to common shares of $(50.2) million, or $(0.55) per common share-diluted, as compared to $(125.8) million, or $(1.38) per common share-diluted, during the three months ended June 30, 2017.

Sale of FL5 & FL6 Interests and Series D Preferred Shares Redemption

On June 27, 2018, RAIT IV, a subsidiary of RAIT, completed the sale of its FL5 Interests, as defined below, and FL6 Interests, as defined below (collectively, the Interests), to Melody RE II, LLC, or the Purchaser, for an aggregate purchase price of $54.6 million.

Prior to the sale, RAIT, through its subsidiary RAIT IV, was the holder of:

•

60% of the units, or the FL5 Interests, of RAIT – Melody 2016 Holdings, LLC, or Holdings 2016, which controls RAIT – Melody 2016 Holdings Trust. This trust owns various classes of non-investment grade bonds and the equity of FL5 with the remaining 40% of the units of Holdings 2016 being held by affiliates of the Purchaser; and

•

60% of the units, or the FL6 Interests, of RAIT – Melody 2017 Holdings, LLC, or Holdings 2017, which controls RAIT – Melody 2017 Holdings Trust. This trust owns various classes of non-investment grade bonds and the equity of FL6 with the remaining 40% of the units of Holdings 2017 being held by affiliates of the Purchaser.

Prior to the sale, RAIT consolidated Holdings 2016 and FL5 and also consolidated Holdings 2017 and FL6 in its consolidated financial statements as RAIT was the primary beneficiary of these variable interest entities, or VIEs.  Holdings 2016 and Holdings 2017 have been referred to as the RAIT Venture VIEs in RAIT’s consolidated financial statements.  As a result of the sale, RAIT is no longer considered the primary beneficiary of these entities and has deconsolidated these entities from its consolidated financial statements.  RAIT recognized a loss of $8.2 million on the deconsolidation of these entities as the aggregate purchase price for the Interests of $54.6 million was less than RAIT’s net investment in these entities of $62.8 million.  After the sale of the Interests, RAIT retained its role as servicer and special servicer of the loans in FL5 and FL6.

Also on June 27, 2018, RAIT, several of RAIT’s subsidiaries, and ARS VI Investor I, LP, or the Investor, entered into a Redemption and Exchange Agreement whereby RAIT redeemed and cancelled the remaining 2,939,190 preferred units of RAIT IV and RAIT’s corresponding Series D preferred shares, for $56.8 million of cash using the proceeds from the sale of RAIT IV’s FL5 Interests and FL6 Interests and defined available cash held by RAIT IV and $16.7 million of liquidation preference of RAIT’s publicly traded Series A preferred shares, Series B preferred shares, and Series C preferred shares ($9.6 million of liquidation preference of Series A preferred shares, $4.2 million of liquidation preference of Series B preferred shares; and $2.9 million of liquidation preference of Series C preferred shares).

In addition, RAIT paid the Investor an exchange fee of $0.4 million.  The Redemption and Exchange Agreement also provided for the termination of the Securities Purchase Agreement and mutual releases between RAIT and the Investor of the previously reported dispute between the two parties.

The redemption and exchange of the preferred units of RAIT IV and the linked Series D preferred shares resulted in an increase to shareholders equity of $11.9 million as the consideration exchanged of $61.6 million was less than the $73.5 million of Series D preferred shares that were redeemed and cancelled.

NYSE Continued Listing Status

As previously disclosed, effective September 21, 2017, RAIT received written notification, or NYSE Notice #1, from the New York Stock Exchange, or the NYSE, that RAIT was not in compliance with an NYSE continued listing standard in Rule 802.01C of the NYSE Listed Company Manual because the average closing price of RAIT’s common shares fell below $1.00 over a consecutive 30 trading-day period ending September 15, 2017. RAIT subsequently informed the NYSE that it intended to cure the price condition by proposing a reverse stock split or other action that may require approval of its shareholders.

On May 11, 2018, RAIT received written notification, or NYSE Notice #2, from the NYSE that RAIT was not in compliance with an NYSE continued listing standard in Rule 802.01D of the NYSE Listed Company Manual because the trading price of RAIT’s common shares fell below $0.16, which the NYSE staff interpreted as “abnormally low” and, as a result, the NYSE immediately suspended trading of all of RAIT’s listed securities.  On June 5, 2018, RAIT received written notification, or NYSE Notice #3, from the NYSE that RAIT was not in compliance with an NYSE continued listing standard in Rule 802.01B of the NYSE Listed Company Manual because RAIT had not maintained at least a $15.0 million average market capitalization over a 30-day trading period.  On May 29, 2018, RAIT sent a notice, or the Appeal Notice, to the NYSE appealing the NYSE staff’s determinations in NYSE Notice #2, requesting review of these determinations by a committee of the NYSE’s Board of Directors, the Review Committee, and requesting the opportunity to make an oral presentation to the Review Committee.  RAIT discussed the market capitalization continued listing standard in its Appeal Notice and has asked the Review Committee to review the NYSE staff’s determination in NYSE Notice #3 in its appeal.  The NYSE has notified RAIT that the appeal is scheduled to be held on October 11, 2018.  During the appeal period, RAIT remains “listed” on the NYSE though trading in RAIT’s listed securities is suspended.  RAIT cannot provide any assurance that the appeal will be successful.

On July 19, 2018, RAIT’s proposal to grant authority for its Board to effect a reverse stock split at a ratio between 10 shares into one share up to 50 shares into one share, was approved by its shareholders. Subsequently, on July 19, 2018, the Board authorized a reverse stock split at a ratio of 50 shares into one share, which will become effective after the close of business on August 13, 2018.

See Item 1A of our Annual Report for risks relating to the potential consequences of our failure to meet NYSE continued listing standards, which include triggering possible acceleration of some of our indebtedness, which could materially adversely affect our liquidity.

Reverse Stock Split

On July 19, 2018, pursuant to authority granted to the Board by the shareholders of RAIT, the Board authorized a reverse stock split of RAIT’s common shares that will become effective at 4:10 PM Eastern time on August 13, 2018. The common shares will begin trading on a split-adjusted basis when the market opens on Tuesday, August 14, 2018.  When the reverse stock split becomes effective, every fifty common shares issued and outstanding will be automatically combined into one issued and outstanding common share. Upon the effective date of the reverse stock split, the 92,532,749 common shares outstanding on August 1, 2018 will be reduced to approximately 1,850,655 common shares, without giving effect to any fractional shares that result from the reverse stock split and assuming no additional common shares are issued between the date of this report and the effective date.

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

CRE Lending

We primarily own short-term bridge loans, subordinated, or “mezzanine,” loans and preferred equity interests. We historically offered mezzanine loans and preferred equity interests in limited circumstances to support first lien loans.  These represent a smaller portion of our CRE loan portfolio.  Our mezzanine loans are subordinate in repayment priority to a senior mortgage loan or loans on a property and are typically secured by pledges of ownership interests, in whole or in part, in the entities that own the real property. We generate a return on our preferred equity investments primarily through distributions to us at a fixed rate and, in some instances, the payment of distributions may be subject to there being sufficient net cash flow from the underlying real estate to make such payments. We used this investment structure as an alternative to a mezzanine loan where the financial needs and tax situation of the borrower, the terms of senior financing secured by the underlying real estate or other circumstances necessitate holding preferred equity. Our CRE loans are in most cases non-recourse or limited recourse loans secured by commercial real estate assets or real estate entities. This means that we look primarily to the assets securing the loan for repayment, subject to certain standard exceptions. Where possible, we sought to maintain direct lending relationships with borrowers, as opposed to investing in loans controlled by third-party lenders.

The tables below describe certain characteristics of our held-for-investment commercial mortgage loans, mezzanine loans, and preferred equity interests as of June 30, 2018 (dollars in thousands):

	Carrying Value	Weighted- Average Coupon	Range of Maturities	Number of Loans
Commercial Real Estate (CRE) Loans
Commercial mortgage loans	$676,049	6.6%	Jul. 2018 to Jun. 2025	47
Mezzanine loans	23,295	13.2%	Aug. 2018 to Mar. 2023	3
Preferred equity interests	33,279	6.7%	Nov. 2018 to Jan. 2029	15
Total investments in loans	$732,623	6.8%		65

As of June 30, 2018, three mezzanine loans were classified as held for sale and had a carrying amount of $6.2 million.

During the six months ended June 30, 2018, we originated $46.2 million of CRE loans prior to our implementation of the 2018 strategic steps.  During the six months ended June 30, 2018, we received CRE loan repayments of $170.0 million and deconsolidated loans with an unpaid principal balance of $266.6 million.

During the six months ended June 30, 2018, we sold certain loans which had an unpaid principal balance of $128.8 million and received gross proceeds of $123.1 million.  We received $74.9 million of net proceeds after payment of the costs to sell those loans and repayments of indebtedness secured by certain of those loans of $48.2 million.

Certain of our commercial mortgage loans, mezzanine loans and preferred equity interests provide for the accrual of interest at specified rates which differ from current payment terms.  We refer to these loans as cash flow loans.  Although a cash flow loan accrues interest at a stated rate, pursuant to forbearance or other agreements, the borrower is only required to pay interest each month at a minimum rate, which may be as low as zero percent, plus additional interest up to the stated rate to the extent of all remaining cash flow from the property underlying the loan after the payment of property operating expenses.  Please see Part I, Item 1, “Financial Statements —Note 2: Summary of Significant Accounting Policies—Revenue Recognition” for further information on these loans.  As of June 30, 2018, we held investments we characterized as cash flow loans, with a recorded investment (including accrued interest) of $121.9 million comprised of preferred equity interests totaling $43.3 million, bridge loans totaling $48.0 million and mezzanine loans totaling $30.6 million.

As of June 30, 2018, our nonaccrual loans total $92.9 million down from $98.6 million as of December 31, 2017 primarily due to charge-offs during the six months ended June 30, 2018.  We remain focused on working with our borrowers on these loans to either sell or refinance the underlying properties as expeditiously as possible.  As of June 30, 2018, we have a loan loss reserve of $16.7 million, representing approximately 18.0% of our nonaccrual loans and 2.3% of our total CRE loan portfolio.

We have historically financed our consolidated CRE loans on a long-term basis through securitizations. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Securitization Summary” for more information about our securitizations.

The charts below describe the property types and the geographic breakdown of our commercial mortgage loans, mezzanine loans, and preferred equity interests as of June 30, 2018:

(1)	Based on carrying amount.

REO Portfolio

As of June 30, 2018, our real estate portfolio had an aggregate gross cost (carrying value) of $190.9 million ($177.2 million) comprised of $77.1 million ($68.5 million) of office properties, $17.2 million ($12.9 million) of multifamily properties, $76.0 million ($75.2 million) of retail properties and $20.6 million ($20.6 million) of land. We are expecting to dispose of REO properties with an aggregate gross cost (carrying value), as of June 30, 2018, of approximately $140.2 million ($134.8 million) during the remainder of 2018. In August 2018, we sold one office property and one retail property in a single transaction for a sales price of $30.0 million.

During the three and six months ended June 30, 2018, we recognized impairment charges related to certain real estate assets of $21.6 million and $30.8 million, respectively, as it was more likely than not that we would dispose of the assets before the end of their previously estimated useful lives and a portion of our recorded investment in these assets was determined to not be recoverable.

During the three months ended June 30, 2018, due to the current conditions affecting one of our retail properties in its local market as well as our current efforts to increase our liquidity, we accepted a letter of intent to purchase this property which resulted in an impairment charge of $17.5 million. During the three months ended June 30, 2018, we began to market two other retail real estate asset for sale. We recognized $3.4 million of impairment charges on these assets based on letters of intent to purchase these properties. We also recognized $0.6 million of impairment charges related to another asset based on the status of negotiations for the sale of the asset.

During the six months ended June 30, 2018, we recognized additional impairment charges on two of our real estate assets of $9.2 million. We recognized an impairment charge of $5.6 million on one of the assets based on the status of negotiations for the sale of the asset.  The impairment charge of $3.6 million on the other asset was driven by a default on the asset’s associated ground lease.

We are continuing to market for sale a majority of our real estate properties, and the ultimate outcomes of the sales of those properties is dependent on current market conditions and demand specific to each individual property, among other factors. The ultimate outcomes of these processes may lead to additional impairment charges, which may have a material adverse effect on our financial condition and financial performance.

We have financed our portfolio of investments in commercial real estate through secured commercial mortgage loans held by either third-party lenders or our commercial real estate securitizations.

The table below describes certain characteristics of our REO Portfolio as of June 30, 2018 (dollars in thousands).  We have historically invested in real estate properties, primarily multi-family properties, throughout the United States.

	Investments in Real Estate (1)	Average Physical Occupancy	Units/ Square Feet/ Acres	Number of Properties
Multifamily real estate properties	$17,230	94.1%	220	1
Office real estate properties	77,056	75.0%	1,119,794	4
Retail real estate properties	75,996	62.2%	1,674,674	6
Parcels of land	20,567	N/A	9.2	4
Total	$190,849	—		15
(1)	Based on properties owned as of June 30, 2018.

The charts below describe the property types and the geographic breakdown of our investments in real estate as of June 30, 2018:

(1)	Based on gross cost.

Securitization Summary

Overview. We have used securitizations to match fund the interest rates and maturities of our assets with the interest rates and maturities of the related financing. This strategy has helped us reduce interest rate and funding risks on our portfolios for the long-term. A securitization is a structure in which multiple classes of debt and equity are issued by a special purpose entity to finance a portfolio of assets. Cash flow from the portfolio of assets is used to repay the securitization liabilities sequentially, in order of seniority. The most senior classes of debt typically have credit ratings of “AAA” through “BBB–” and therefore can be issued at yields that are lower than the average yield of the loans collateralizing the securitization. The debt tranches are typically rated based on portfolio quality, diversification and structural subordination. The equity securities issued by the securitization are the “first loss” piece of the capital structure, but they are entitled to all residual amounts available for payment after the obligations to the debt holders have been satisfied. Our retained interests described below included in our investments in our consolidated securitizations are typically in such “first loss” position. Historically, the stated maturity of the debt issued by a securitization we have sponsored has been between 15 and 19 years for our FL securitizations and approximately 40 years for RAIT I and RAIT II. However, we expect the weighted average life of such debt to be shorter than the stated maturity due to the financial condition of the borrowers on the underlying loans and the characteristics of such loans, including the existence and frequency of exercise of any permitted prepayment, the prevailing level of interest rates, the actual default rate and the actual level of any recoveries on any defaulted loans. Debt issued by these securitizations is non-recourse to RAIT and payable solely from the payments by the borrowers on the loans collateralizing these securitizations. These assets are in most cases “non-recourse” or limited recourse loans secured by commercial real estate assets or real estate entities. This means that we look primarily to the assets securing the loan for repayment, subject to certain standard exceptions.

As of June 30, 2018, we had sponsored four outstanding securitizations with varying amounts of retained or residual interests held by us which we consolidate in our financial statements as follows: RAIT I, RAIT II, RAIT 2017-FL7 Trust, or RAIT-FL7 and RAIT 2017-FL8 Trust, or RAIT-FL8. We refer to RAIT FL7 and RAIT FL8 as the FL securitizations. We previously exercised our rights and unwound four other securitizations we had sponsored, RAIT 2013-FL1 Trust, or RAIT FL1, in 2015, RAIT 2014-FL2 Trust, or RAIT FL2, in 2016, RAIT 2014-FL3 Trust, or RAIT FL3, in April 2017, RAIT 2015-FL4 Trust, or RAIT FL4, in September 2017. During the three months ended June 30, 2018, we deconsolidated RAIT 2015-FL5 Trust or RAIT FL5 and RAIT 2016-FL6 or

RAIT FL6 as described above. We originated substantially all the loans collateralizing RAIT I, RAIT II and the FL securitizations. We serve as the collateral manager, servicer and special servicer on RAIT I and RAIT II and as servicer and special servicer for each of the FL securitizations.

Over time, our returns on and cash flows from our retained interests in our securitizations generally decrease as the senior classes of debt bearing relatively lower interest rates are paid down by collateral pool payments and other proceeds leaving more junior classes of debt bearing relatively higher interest rates on the smaller collateral pool.  As a result, we continue to evaluate strategies to manage the returns on our capital allocated to our retained interests in each of our securitizations consistent with our rights and obligations under our securitizations and relevant market conditions, which may include, without limitation, unwinding a securitization and rolling the remaining collateral over to a new securitization and may involve, where applicable, selling our properties securing loans included in the collateral pool and repaying such loans.  With respect to our floating rate CMBS securitizations described below, we have implemented a process of unwinding the FL securitizations when, because of loan repayments, the securitizations become inefficient and we have the means and desire to do so.  Under the terms of FL7 and FL8, the earliest that we could unwind these securitizations are June 2019 and December 2019, respectively.

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

Repayment of the loans collateralizing RAIT I and RAIT II outside their contractual maturities are expected to be slower than 2017 levels for the foreseeable future. In addition, we have 10 properties held for disposition with an aggregate gross cost of $140.2 million, and carrying value of $134.8 million, as of June 30, 2018.  The related indebtedness of these properties is expected to be repaid with the proceeds of any sales, which primarily includes paying down the most senior notes outstanding issued by RAIT I and RAIT II, as applicable. We continue to evaluate our real estate portfolio with regards to identifying other possible properties to sell as part of our previously disclosed debt reduction plan.  Because we own properties that are financed, in part, by loans collateralizing RAIT I and RAIT II, sales of our properties could result in a significant reduction of our securitization notes payable. These repayments have reduced our returns from these securitizations and we expect future repayments to continue to reduce these returns.  The proceeds of the $30 million real estate asset sale disclosed above will repay indebtedness of RAIT II and we expect to receive a distribution of approximately $23 million by the end of August 2018 on our retained interests in RAIT II from these proceeds. We currently expect a sufficient number of the remaining loans collateralizing RAIT II to be substantially repaid or otherwise disposed of by the end of 2018, which will allow us to redeem and collapse that securitization.

If the CDO notes issued by RAIT I and RAIT II have not been redeemed in full prior to the distribution date occurring in November 2018, in the case of RAIT I, and August 2018, in the case of RAIT II, then an auction of the collateral assets of RAIT I or RAIT II, as relevant, will continue to be conducted by the relevant trustee periodically thereafter and, if certain conditions set forth in the relevant indenture are satisfied, such collateral assets will be sold at the auction and the relevant CDO notes will be redeemed, in whole, but not in part, on such distribution date. Eight auctions for RAIT I and fourteen auctions for RAIT II have been held but no sales occurred as not all of the conditions precedent were satisfied.

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

A summary of the investments in our consolidated securitizations as of the most recent payment date is as follows:

Our Legacy Securitizations

•

RAIT I—RAIT I has $346.8 million of total collateral at par value, of which $41.2 million is defaulted. The current overcollateralization, or OC, test is passing at 134.4% with an OC trigger of 116.2%. We currently own $42.5 million of the securities that were originally rated investment grade and $200.0 million of the non-investment grade securities issued by this securitization. We are currently receiving all distributions required by the terms of our retained interests in this securitization and are receiving all of our collateral management fees. We pledged $14.0 million of the securities we own issued by RAIT I as collateral for a senior secured note we issued.

•

RAIT II—RAIT II has $146.5 million of total collateral at par value, of which $18.5 million is defaulted. The current OC test is passing at 193.0% with an OC trigger of 111.7%. We currently own $38.2 million of the securities that were originally rated investment grade and $140.7 million of the non-investment grade securities issued by this securitization. We are currently receiving all distributions required by the terms of our retained interests in this securitization and are receiving all of our collateral management fees.

Our Floating Rate CMBS Securitizations

•

RAIT FL7—RAIT FL7 has $340.7 million of total collateral at par value, none of which is in default. RAIT FL7 does not have OC triggers or IC triggers. RAIT FL7 has classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $275.2 million to investors. We currently own the less than investment grade classes of junior notes, including a class with an aggregate principal balance of $65.5 million, and the equity, or the retained interests, of RAIT FL7.

•

RAIT FL8—RAIT FL8 has $223.0 million of total collateral at par value, none of which is in default. RAIT FL8 has classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $178.8 million to investors. We currently own the less than investment grade classes of junior notes, including a class with an aggregate principal balance of $44.2 million, and the equity, or the retained interests, of RAIT FL8.

The below table summarizes the current outstanding balances in our consolidated securitizations as of the most recent payment date:

($ in millions)	RAIT I	RAIT II	FL 7	FL 8
Total Collateral Outstanding (Par)	$346.8	$146.5	$340.7	$223.0
Total Bonds Outstanding (Par)	$253.0	$82.6	$340.7	$223.0
Bonds Held by 3rd Parties Outstanding (Par)	$175.5	$13.9	$275.3	$178.9
RAIT Investment Grade Bond Ownership (Par) (1)	$42.5	$38.2	$-	$-
RAIT Below Investment Grade Bond Ownership (Par) (1)	$35.0	$30.5	$65.5	$44.2
RAIT Equity Interest Ownership (Par)	$165.0	$110.2	$-	$-
(1)	Investment grade and below investment grade determinations made based upon ratings of bonds upon their issuance.

Results of Operations

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

The following table sets forth information regarding our consolidated results of operations for the three months ended June 30, 2018 and 2017.

	For the Three Months Ended June 30,
	2018	2017	$ Variance	% Variance
Revenue:
Investment interest income	$16,324	$14,882	$1,442	10%
Investment interest expense	(9,590)	(10,546)	956	-9%
Net interest margin	6,734	4,336	2,398	55%
Property income	8,666	16,946	(8,280)	-49%
Fee and other income	1,153	1,531	(378)	-25%
Total revenue	16,553	22,813	(6,260)	-27%
Expenses:
Interest expense	6,356	8,883	(2,527)	-28%
Real estate operating expense	5,402	9,509	(4,107)	-43%
Property management expenses	1,739	2,651	(912)	-34%
General and administrative expenses:
Compensation expense	3,113	3,529	(416)	-12%
General and administrative expense	4,085	2,689	1,396	52%
Total general and administrative expenses	7,198	6,218	980	16%
Acquisition and integration expenses	-	67	(67)	-100%
Provision for loan losses	14,748	20,863	(6,115)	-29%
Depreciation and amortization expense	2,887	7,819	(4,932)	-63%
Shareholder activism expenses	-	1,615	(1,615)	-100%
Total expenses	38,330	57,625	(19,295)	-33%
Operating (Loss) Income	(21,777)	(34,812)	13,035	-37%
Interest and other income (expense), net	94	(153)	247	-161%
Gains (losses) on assets	(3,211)	10,759	(13,970)	-130%
Gains (losses) on deconsolidation of VIEs	(8,177)	-	(8,177)	N/M
Gains (losses) on extinguishments of debt	(2,438)	(1,598)	(840)	53%
Asset impairment	(21,625)	(85,809)	64,184	-75%
Goodwill impairment	-	(8,342)	8,342	-100%
Change in fair value of financial instruments	111	3,093	(2,982)	-96%
Income (loss) before taxes	(57,023)	(116,862)	59,839	-51%
Income tax benefit (provision)	-	(22)	22	-100%
Net income (loss)	(57,023)	(116,884)	59,861	-51%
(Income) loss allocated to preferred shares	6,861	(8,817)	15,678	-178%
(Income) loss allocated to noncontrolling interests	-	(56)	56	-100%
Net income (loss) allocable to common shares	$(50,162)	$(125,757)	$75,595	-60%
Revenue

Net interest margin. Net interest margin increased $2.4 million, or 55%, to $6.7 million for the three months ended June 30, 2018 from $4.3 million for the three months ended June 30, 2017. Investment interest income increased mainly due to the 2017 write off of $3.6 million of accrued interest receivable related to a loan whose interest income was determined to be not probable of collection based on the value of the underlying collateral using discounted cash flow models and market based assumptions.  This increase was offset by the $590.5 million of loan repayments and related repayments of indebtedness since July 1, 2017.

Property income. Property income decreased $8.3 million to $8.7 million for the three months ended June 30, 2018 from $16.9 million for the three months ended June 30, 2017. The decrease is primarily attributable to the sale or divestiture of 20 properties since July 1, 2017.

Fee and other income. Fee and other income decreased $0.4 million to $1.2 million for the three months ended June 30, 2018 from $1.5 million for the three months ended June 30, 2017. The decrease is primarily attributable to lower property management fees earned by our retail property management subsidiary.

Expenses

Interest expense. Interest expense decreased $2.5 million, or 28%, to $6.4 million for the three months ended June 30, 2018 from $8.9 million for the three months ended June 30, 2017. The decrease is attributable to $67.2 million of recourse debt reductions since July 1, 2017 and $73.5 million of repayments of indebtedness related to property dispositions.

Real estate operating expense. Real estate operating expense decreased $4.1 million, or 43%, to $5.4 million for the three months ended June 30, 2018 from $9.5 million for the three months ended June 30, 2017. The decrease is primarily attributable to the sale or divestiture of 20 properties since July 1, 2017.

Property management expense. Property management expense decreased $0.9 million, or 34%, to $1.7 million for the three months ended June 30, 2018 from $2.7 million for the three months ended June 30, 2017. The decrease is primarily attributable to a decrease in the number of employees at our retail property management subsidiary.

Compensation expense. Compensation expense decreased $0.4 million to $3.1 million for the three months ended June 30, 2018 from $3.5 million for the three months ended June 30, 2017.  The primary driver of the decrease was a decrease in the number of employees.

General and administrative expense. General and administrative expense increased $1.4 million, or 52%, to $4.1 million for the three months ended June 30, 2018 from $2.7 million for the three months ended June 30, 2017.  This is primarily due to increase in legal and consulting fees incurred as part of the 2018 strategic steps.

Provision for loan losses. Provision for loan losses decreased $6.1 million, or 29%, to $14.7 million for the three months ended June 30, 2018 from $20.9 million for the three months ended June 30, 2017.  During the three ended June 30, 2018, the provision for loan losses was primarily related to two loans where the borrower and/or property experienced an unfavorable event or events during the period, which resulted in probable, incurred losses.

Depreciation and amortization expense. Depreciation and amortization expense decreased $4.9 million, or 63%, to $2.9 million for the three months ended June 30, 2017 from $7.8 million for the three months ended June 30, 2017. The decrease is primarily attributable to the sale or divestiture of 20 properties since July 1, 2017.

Shareholder activism expenses. During the three months ended June 30, 2017, we incurred $1.6 million of additional expenses beyond those normally associated with soliciting proxies for our annual meeting of shareholders as a result of responding to an activist campaign by an activist investor.

Other income (expense)

Gains (losses) on assets. During the three months ended June 30, 2018, we incurred a $3.2 million loss on assets.  This includes a net $3.3 million loss on the sale or repayment of six loans held for sale, $0.8 million loss on three held for sale loans measured at the lower of cost or fair value, and a $0.9 million gain on the sale of one office property.

Gains (losses) on deconsolidation of VIEs. During the three months ended June 30, 2018, we completed the sale of RAIT IV’s interests in the FL5 and FL6 securitizations as described in Note 1 and Note 8.  As a result of the sale, we are no longer the primary beneficiary of the RAIT Venture VIEs, FL5 and FL6.  Therefore, RAIT deconsolidated those entities as of June 27, 2018 and recognized an $8.2 million loss on deconsolidation as the purchase price of $54.6 million was less than our net investment in our FL5 and FL6 securitizations of $62.8 million.

Gains (losses) on extinguishment of debt. During the three months ended June 30, 2018, we recognized a loss on extinguishment of debt of $2.4 million. This includes a $1.9 million loss related to defeasance of mortgage indebtedness upon the sale of one office property.  The remaining $0.5 million loss is due to the write-off of the unamortized deferred financing costs associated with indebtedness that was repurchased during the three months ended June 30, 2018.

Asset impairment. During the three months ended June 30, 2018, we recognized asset impairment charges of $21.6 million, which was primarily related to certain real estate assets where it was more likely than not that we would dispose of the assets before the end of their previously estimated useful lives and a portion of our recorded investment in these assets was determined to not be recoverable.

Change in fair value of financial instruments. During the three months ended June 30, 2018, the change in fair value of financial instruments increased our net income by $0.1 million. The fair value adjustments we recorded were as follows (dollars in thousands):

Description	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017
Change in fair value of junior subordinated notes	$(77)	$(42)
Change in fair value of derivatives	188	(265)
Change in fair value of warrants and investor SARs	—	3,400
Change in fair value of financial instruments	$111	$3,093

The changes in the fair value for the junior subordinated notes for which the fair value option was elected for the three months ended June 30, 2018 and 2017 was primarily attributable to changes in interest rates and instrument specific credit risks. The changes in the fair value of derivatives for the three months ended June 30, 2018 and 2017 was primarily attributable to changes in interest rates. The changes in fair value of the warrants and investor SARs for the three months ended June 30, 2017 was primarily attributable to changes in the reference stock price and volatility.

Income tax benefit (provision). During the three months ended June 30, 2017, the income tax provision related to insignificant activities occurring in our TRS entities during the period.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

The following table sets forth information regarding our consolidated results of operations for the six months ended June 30, 2018 and 2017.

	For the Six Months Ended June 30,
	2018	2017	$ Variance	% Variance
Revenue:
Investment interest income	$35,189	$32,532	$2,657	8%
Investment interest expense	(20,139)	(20,319)	180	-1%
Net interest margin	15,050	12,213	2,837	23%
Property income	17,482	37,011	(19,529)	-53%
Fee and other income	2,362	3,192	(830)	-26%
Total revenue	34,894	52,416	(17,522)	-33%
Expenses:
Interest expense	13,127	19,026	(5,899)	-31%
Real estate operating expense	11,192	20,143	(8,951)	-44%
Property management expenses	3,670	4,864	(1,194)	-25%
General and administrative expenses:
Compensation expense	6,038	7,016	(978)	-14%
General and administrative expense	10,423	5,394	5,029	93%
Total general and administrative expenses	16,461	12,410	4,051	33%
Acquisition and integration expenses	133	239	(106)	-44%
Provision for loan losses	22,780	22,398	382	2%
Depreciation and amortization expense	6,330	17,573	(11,243)	-64%
Shareholder activism expenses	-	2,309	(2,309)	-100%
IRT internalization and management transition expenses	-	736	(736)	-100%
Total expenses	73,693	99,698	(26,005)	-26%
Operating (Loss) Income	(38,799)	(47,282)	8,483	-18%
Interest and other income (expense), net	443	(139)	582	-419%
Gains (losses) on assets	(4,148)	22,765	(26,913)	-118%
Gains (losses) on deconsolidation of properties	-	(15,947)	15,947	-100%
Gains (losses) on deconsolidation of VIEs	(8,177)	-	(8,177)	N/M
Gains (losses) on extinguishments of debt	(3,429)	1,588	(5,017)	-316%
Asset impairment	(30,816)	(93,233)	62,417	-67%
Goodwill impairment	-	(8,342)	8,342	-100%
Change in fair value of financial instruments	198	1,940	(1,742)	-90%
Income (loss) before taxes	(84,728)	(138,650)	53,922	-39%
Income tax benefit (provision)	-	227	(227)	-100%
Net income (loss)	(84,728)	(138,423)	53,695	-39%
(Income) loss allocated to preferred shares	472	(17,343)	17,815	-103%
(Income) loss allocated to noncontrolling interests	-	(76)	76	-100%
Net income (loss) allocable to common shares	$(84,256)	$(155,842)	$71,586	-46%

Revenue

Net interest margin. Net interest margin increased $2.8 million, or 23%, to $15.1 million for the six months ended June 30, 2018 from $12.2 million for the six months ended June 30, 2017. Investment interest income increased mainly due the 2017 write off of $3.6 million of accrued interest receivable related to a loan whose interest income was determined to be not probable of collection based on the value of the underlying collateral using discounted cash flow models and market based assumptions.  This increase was offset by the decrease in interest income resulting mainly from $590.5 million of loan repayments related repayments of indebtedness since July 1, 2017.

Property income. Property income decreased $19.5 million to $17.5 million for the six months ended June 30, 2018 from $37.0 million for the six months ended June 30, 2017. The decrease is primarily attributable to the sale or divesture of 20 properties since July 1, 2017.

Fee and other income. Fee and other income decreased $0.8 million to $2.4 million for the six months ended June 30, 2018 from $3.2 million for the six months ended June 30, 2017. The decrease is primarily attributable to lower property management fees earned by our retail property management subsidiary.

Expenses

Interest expense. Interest expense decreased $5.9 million, or 31%, to $13.1 million for the six months ended June 30, 2018 from $19.0 million for the six months ended June 30, 2017. The decrease is attributable to $67.2 million of recourse debt reductions since July 1, 2017 and $73.5 million of repayments of indebtedness related to property dispositions.

Real estate operating expense. Real estate operating expense decreased $9.0 million to $11.2 million for the six months ended June 30, 2018 from $20.1 million for the six months ended June 30, 2017. The decrease is primarily attributable to the sale or divesture of 20 properties since July 1, 2017.

Property management expense. Property management expense decreased $1.2 million, or 25% to $3.7 million for the six months ended June 30, 2018 from $4.9 million for the six months ended June 30, 2017.  The decrease is primarily attributable to a decrease in the number of employees at our retail property management subsidiary.

Compensation expense. Compensation expense decreased $1.0 million to $6.0 million for the six months ended June 30, 2018 from $7.0 million for the six months ended June 30, 2017. The primary driver of the decrease was a decrease in the number of employees.

General and administrative expense. General and administrative expense increased $5.0 million to $10.4 million for the six months ended June 30, 2018 from $5.4 million for the six months ended June 30, 2017. This is primarily due to increase in legal and consulting fees incurred as part of our strategic alternatives process and the 2018 strategic steps.

Provision for loan losses. Provision for loan losses increased slightly to $22.8 million for the six months ended June 30, 2018 from $22.4 million for the six months ended June 30, 2017. During the six months ended June 30, 2018, the provision for loan losses was primarily related to five loans where the borrower and/or property experienced an unfavorable event or events during the period, which resulted in probable, incurred losses.

Depreciation and amortization expense. Depreciation and amortization expense decreased $11.2 million to $6.3 million for the six months ended June 30, 2018 from $17.8 million for the six months ended June 30, 2017. The decrease is primarily attributable to the sale or divesture of 20 properties since July 1, 2017.

Shareholder activism expenses. During the six months ended June 30, 2017, we incurred $694 of additional expenses beyond those normally associated with soliciting proxies for our annual meeting of shareholders as a result of responding to shareholder activism.

IRT internalization and management transition expenses. During the six months ended June 30, 2017 we incurred $736 of advisory and consulting expenses directly related to impacts of the IRT internalization and our management transition.

Other income (expense)

Gains (losses) on assets. During the six months ended June 30, 2018, we incurred a net $4.1 million loss on assets.  This includes $4.2 million net loss on the sale or repayment of loans held for sale, $0.8 million loss on three held for sale loans measured at the lower of cost or market, and a $0.9 million gain on the sale of one property

Gains (losses) on deconsolidation of properties. During the six months ended June 30, 2017, we incurred a non-cash loss on deconsolidation of properties of $15.9 million relating to an industrial real estate portfolio which contained ten properties with a carrying value of $82.5 million and $81.9 million of related non-recourse debt as of December 31, 2017. During the six months ended June 30, 2017, the senior lender foreclosed on the mortgage liens encumbering five of these industrial properties that had an aggregate carrying value of $43.1 million as well as $0.3 million of intangible and other assets, net of accrued expenses and other liabilities, and $27.5 million of related non-recourse indebtedness as well as certain other assets and other liabilities.

Gains (losses) on deconsolidation of VIEs. During the six months ended June 30, 2018, we completed the sale of RAIT IV’s interests in the FL5 and FL6 securitizations as described in Note 1 and Note 8.  As a result of the sale, we are no longer the primary beneficiary of the RAIT Venture VIEs, FL5 and FL6.  Therefore, RAIT deconsolidated those entities as of June 27, 2018 and recognized an $8.2 million loss on deconsolidation as the purchase price of $54.6 million was less than our net investment in our FL5 and FL6 securitizations of $62.8 million.

Gains (losses) on extinguishment of debt. During the six months ended June 30, 2018, we recognized a loss on extinguishment of debt of $3.4 million. This includes a $1.9 million loss related to defeasance of mortgage indebtedness upon the sale of one office property.  The remaining $1.5 million loss is primarily due to the write-off of the unamortized deferred financing costs associated with the indebtedness.

Asset impairment. During the six months ended June 30, 2018, we recognized non-cash asset impairment charges of $30.8 million, which was primarily related to certain real estate assets where it was more likely than not that we would dispose of the assets before the end of their previously estimated useful lives and a portion of our recorded investment in these assets was determined to not be recoverable.

Change in fair value of financial instruments. During the six months ended June 30, 2018, the change in fair value of financial instruments increased our net income by $0.2 million. The fair value adjustments we recorded were as follows (dollars in thousands):

Description	For the Six Months Ended June 30, 2018	For the Six Months Ended June 30, 2017
Change in fair value of junior subordinated notes	$(272)	$(702)
Change in fair value of derivatives	470	(258)
Change in fair value of warrants and investor SARs	—	1,940
Change in fair value of financial instruments	$198	$980

The changes in the fair value for the junior subordinated notes for which the fair value option was elected for the six months ended June 30, 2018 and 2017 was primarily attributable to changes in interest rates and instrument specific credit risks. The changes in the fair value of derivatives for the six months ended June 30, 2018 and 2017 was primarily attributable to changes in interest rates. The changes in the fair value of the warrants and investor SARs for the six months ended June 30, 2017 was primarily attributable to changes in the reference stock price and volatility.

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

Our primary cash requirements are as follows:

•	to repay, repurchase or redeem our indebtedness;
•	to pay our expenses, including compensation to our employees and fees to our legal and financial advisors;
•	to pay U.S. federal, state, and local taxes of our taxable REIT subsidiaries; and
•	to distribute a minimum of 90% of our REIT taxable income and to make investments in a manner that enables us to maintain our qualification as a REIT.

We intend to meet these liquidity requirements primarily through the following:

•	the use of our cash and cash equivalent balance, which was $72.2 million as of June 30, 2018 and $82.2 million as of August 1, 2018;
•	cash generated from operating activities, including net investment income from our investment portfolio;
•

cash generated from distributions on our retained interests we hold related to RAIT I, RAIT II and the FL securitizations, which includes approximately $23 million held as restricted cash by RAIT II that we expect to receive in August 2018 from the sale of one office property and one retail property that occurred in August 2018; and

•	proceeds from the sales of assets and repayments of the loans we hold.

Our ability to incur new indebtedness is limited due to the financial covenants that are included in the indenture that governs our 7.625% senior notes and our 7.125% senior notes.

The financial statements included in this report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and other commitments in the normal course of business. As described in Part I, Item1, “Financial Statements —Note 2: Summary of Significant Accounting Policies—Going Concern Considerations”, our ability to continue to operate as a going concern is subject to certain risks and uncertainties.

In evaluating RAIT’s potential cash requirements over the next 12 months, management considered the option of holders of our 4.0% convertible senior notes, which have an unpaid principal balance of $68.2 million as of June 30, 2018, to require RAIT to redeem them in October 2018, our senior secured notes which mature in April 2019 and have an unpaid principal balance of $9.5 million as of June 30, 2018, the financial covenant compliance requirements of certain of RAIT’s indebtedness described below, RAIT’s existing non-compliance with and options to cure certain continued listing standards of the NYSE (including the potential implications thereof which are further discussed below) and RAIT’s recurring costs of operating its business.  Although not due within twelve months from the date of the issuance of these financial statements, management also considered our 7.125% senior notes which mature in August 2019 and have an unpaid principal balance of $68.4 million as of June 30, 2018.

As previously disclosed, effective September 21, 2017, RAIT received written notification, or NYSE Notice #1, from the New York Stock Exchange, or the NYSE, that RAIT was not in compliance with an NYSE continued listing standard in Rule 802.01C of the NYSE Listed Company Manual because the average closing price of RAIT’s common shares fell below $1.00 over a consecutive 30 trading-day period ending September 15, 2017.  RAIT subsequently informed the NYSE that it intended to cure the price condition by proposing a reverse stock split or other action that may require approval of its shareholders.

On May 11, 2018, RAIT received written notification, or NYSE Notice #2, from the NYSE that RAIT was not in compliance with an NYSE continued listing standard in Rule 802.01D of the NYSE Listed Company Manual because the trading price of RAIT’s common shares fell below $0.16, which the NYSE staff interpreted as “abnormally low” and, as a result, the NYSE immediately suspended trading of all of RAIT’s listed securities.  On June 5, 2018, RAIT received written notification, or NYSE Notice #3, from the NYSE that RAIT was not in compliance with an NYSE continued listing standard in Rule 802.01B of the NYSE Listed Company Manual because RAIT had not maintained at least a $15.0 million average market capitalization over a 30-day trading period.

On May 29, 2018, RAIT sent a notice, or the Appeal Notice, to the NYSE appealing the NYSE staff’s determinations in NYSE Notice #2, requesting review of these determinations by a committee of the NYSE’s Board of Directors, or the Review Committee, and requesting the opportunity to make an oral presentation to the Review Committee.  RAIT discussed the market capitalization continued listing standard in its Appeal Notice and has also asked the Review Committee to review the NYSE staff’s determination in NYSE Notice #3 in its appeal.  The NYSE has notified RAIT that the appeal is scheduled to be held on October 11, 2018.  During the appeal period, RAIT remains “listed” on the NYSE though trading in the Listed Securities is suspended.  On July 19, 2018, RAIT’s proposal to grant authority for its Board to effect a reverse stock split at a ratio between 10 shares into one share up to 50 shares into one share, was approved by its shareholders.  Subsequently, on July 19, 2018, the Board authorized a reverse stock split at a ratio of 50 shares into one share, which will become effective after the close of business on August 13, 2018.  On August 1, 2018, RAIT made a formal written submission to the Review Committee to support its appeal.

There can be no assurance that RAIT will be able to cure these deficiencies or that RAIT will be able to continue to comply with any other continued listing standard of the NYSE.  RAIT’s ability to cure its non-compliance with the continued listing standards of the NYSE is dependent, in part, on the market price and market capitalization of RAIT’s common shares, which is not within RAIT’s exclusive control. If RAIT’s common shares ultimately were to be delisted for any reason from the NYSE before RAIT was able to cure the deficiencies, it could trigger the right of holders of RAIT’s senior secured notes and RAIT’s convertible notes to require us to repurchase their notes.  If RAIT failed to repay any senior secured notes or convertible notes for which the holders exercised repurchase rights, it could trigger cross defaults under, and ultimately the acceleration of, other RAIT indebtedness.

As previously disclosed, RAIT is implementing the 2018 strategic steps seeking to increase liquidity and reduce costs within our businesses.  As such, RAIT plans to control costs, to sell certain loans, to sell certain real estate properties and to continue to receive repayments of loans as they become due.  Consistent with the 2018 strategic steps and these plans, RAIT has suspended new investment activity and the Board did not declare a dividend on RAIT’s outstanding preferred shares during the three months ended June 30, 2018.

Based on proceeds generated from asset sales and loan repayments that have occurred as of the date these financial statements were issued, RAIT’s current financial condition and currently available sources of repayment would enable RAIT to meet its obligations under the 4.0% convertible notes and its senior secured notes if and as they may become due over the twelve months from the date these financial statements were issued. These notes are the only material obligations that may arise with respect to RAITs possible delisting by the NYSE.  However, RAIT’s current financial condition and currently available sources of repayment would not enable RAIT to meets its obligations under the 7.125% senior notes due in August 2019.  RAIT’s ability to satisfy its obligations under the 7.125% senior notes and to maintain compliance with its debt covenants depends on management’s ability to sell certain of RAIT’s remaining real estate assets releasing cash from those sales and/or distributions on our retained interests in our RAIT I and RAIT II securitizations, to continue to control costs, to sell certain loans, to sell retained interests in certain FL securitizations and to continue to receive repayments of loans as they become due.  While controlling costs are within management’s control to some extent, selling real estate assets, selling loans, selling other assets and the timing of loan repayments involve performance by third parties.  Since many of the real estate assets, loans and other assets that management plans to sell or receive repayment from to satisfy its obligations are not subject to an executed purchase and sale agreement or other contractual agreement as of the date hereof, the sale of those assets cannot be considered probable of occurring.

If these plans or other alternative plans are not implemented as RAIT management expects, RAIT’s financial condition, liquidity and ability to continue as a going concern may be materially adversely affected. Subject to the considerations outlined in Part I, Item 1, “Financial Statements —Note 2: Summary of Significant Accounting Policies—Going Concern Considerations” and under this Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” if RAIT’s plans are implemented in the normal course of business, we believe our available cash balances, proceeds from the sales of assets, and cash flows from operations will be sufficient to fund our liquidity requirements over the next twelve months.

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

As disclosed above, the 7.625% senior notes and 7.125% senior notes contain financial covenants consisting of a maximum leverage ratio covenant and a minimum fixed charge ratio covenant.  These covenants must be met in the event RAIT or any subsidiary meeting the definition thereof in these notes’ related indentures were to incur debt, as defined in such indentures, and are measured immediately after giving pro forma effect to the incurrence of such debt and the application of the proceeds thereof.  If RAIT failed to comply with these financial covenants, that would constitute an event of default under these indentures permitting the acceleration of the applicable senior notes in defined circumstances.  If RAIT failed to repay any senior notes that were accelerated, it could trigger cross defaults under, and ultimately the acceleration of, other RAIT indebtedness.  RAIT expects that these financial covenants will restrict RAIT’s and these subsidiaries’ ability to incur such debt for the foreseeable future because RAIT does not expect that these financial covenants would be met on such pro forma basis in the event RAIT or such subsidiaries incurred debt.  RAIT and these subsidiaries do not plan to incur any such debt, absent a pro forma use of proceeds that would permit compliance with these covenants.

Cash Flows

As of June 30, 2018 and 2017, we maintained cash and cash equivalents of approximately $72.2 million and $89.3 million, respectively, and restricted cash of approximately $113.1 million and $193.6 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Six Months Ended June 30,
	2018	2017
Cash flow from operating activities	$136,215	$6,209
Cash flow from investing activities	145,795	146,077
Cash flow from financing activities	(307,989)	(170,099)
Net change in cash, cash equivalents and restricted cash	(25,979)	(17,813)
Cash, cash equivalents and restricted cash at beginning of year	211,294	300,710
Cash, cash equivalents and restricted cash at end of year	$185,315	$282,897

Cash flow from operating activities for the six months ended June 30, 2018, as compared to the same period in 2017, increased $130.0 million primarily due to gross proceeds received of $122.7 million from the sale of certain loans during the six months ended June 30, 2018 partially offset by lower earnings as a result of lower loan volumes and the timing of payments for various accounts payable, accrued expenses and other liabilities.

The cash inflow for investing activities for the six months ended June 30, 2018 was primarily due to loan repayments of $170.0 million outpacing new investments in loans of $50.8 million. The cash inflow for investing activities for the six months ended June 30, 2017 was substantially due to $274.6 million of loan repayments and $141.6 million of proceeds from real estate sales outpacing new investments in loans of $263.5 million.

The cash outflow from our financing activities during the six months ended June 30, 2018 was primarily due to repayments of indebtedness of $234.4 million. The cash outflow from our financing activities during the six months ended June 30, 2017 was primarily due to repayments of indebtedness of $416.5 million offset by proceeds from the issuance of other indebtedness of $17.0 million and net proceeds from the issuance of indebtedness from our securitizations and on our warehouse facilities of $281.2 million.

As a REIT, we evaluate our dividend coverage based on our cash flow from operating activities, excluding acquisition and integration expenses, the origination and sale of loans, and changes in assets and liabilities. During the six months ended June 30, 2018, we paid distributions to our preferred shareholders of $11.2 million and generated cash flows from operating activities, before acquisition expenses, origination and sale of loans, and changes in assets and liabilities of $(4.6) million.  The excess distributions were primarily funded through cash flow from previously available cash and proceeds from the sale of loans, which is included in cash flows from operating activities in the consolidated statement of cash flows, and totaled $122.7 million for the six months ended June 30, 2018.

Capitalization

Refer to Note 5: Indebtedness, Note 9: Series D Preferred Shares, and Note 10: Shareholders’ Equity in the Notes to Consolidated Financial Statements, for information regarding our capitalization.

Due to the current trading levels of our publicly traded securities and other factors, we do not expect for the foreseeable future to generate liquidity from the proceeds from future offerings of our securities, including through our dividend reinvestment and share purchase plan, the 2014 Preferred ATM agreement or the COD sales agreement. With respect to sales pursuant to the 2014 Preferred ATM agreement or the COD sales agreement, these factors include our need to prepare and file a current prospectus supplement to our current universal shelf registration statement on Form S-3, or the shelf registration statement, to register any such sales and our limited eligibility to use our shelf registration statement since filing the Annual Report.  Pursuant to Instruction I.B.6 to Form S-3, or the Baby Shelf rules, since filing the Annual Report, we may not sell more than the equivalent of one-third of our public float during any 12 consecutive month period so long as our public float is less than $75.0 million, and we will not be able to rely on the Baby Shelf rules to use our universal shelf registration statement if our securities cease to be listed on a national securities exchange.  In addition, we are not an issuer eligible to use our shelf registration statement while we have dividend arrearages until we file our Annual Report for 2018.

Off-Balance Sheet Arrangements and Commitments

There have been no material changes in off-balance sheet arrangements or commitments during the three and six months ended June 30, 2018 from the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

There have been no material changes in quantitative and qualitative market risks during the three and six months ended June 30, 2018 from the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Under the supervision of our chief executive officer and chief financial officer and with the participation of our disclosure committee, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective at the reasonable assurance level. Based upon a previously identified material weakness in our internal control over financial reporting, as of December 31, 2017, related to an ineffective continuous risk assessment process and monitoring activities to modify financial reporting processes and related internal controls impacted by changes in the business operations which led to ineffective process level controls over the accuracy of data inputs used in the valuation of a financial liability and not investigating and resolving the difference identified by a reconciliation control related to a financial asset, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at June 30, 2018.

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

Changes in Internal Control Over Financial Reporting

Except as otherwise stated above, there were no changes in our internal control over financial reporting or in other factors during the quarter ended June 30, 2018, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

The reverse stock split may adversely affect trading in our common shares.

While we are implementing the reverse stock split in response to the possibility that RAIT’s listed securities may be delisted from the NYSE, we cannot assure you that the trading price of our common shares will not decline after the reverse stock split.  We expect that the market for our common shares will become less liquid as a result of the reverse stock split.

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

We withheld the following common shares to satisfy tax withholding obligations during the quarter ending June 30, 2018 arising from the vesting of restricted share awards made pursuant to the RAIT Financial Trust 2017 Incentive Award Plan. These common shares may be deemed to be “issuer purchases” of common shares that are required to be disclosed pursuant to the item.

Period	Total Number of Shares Purchased	Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
04/01/2018 to 04/30/2018	17,967	(0.25)	(1)	17,967	-
05/01/2018 to 05/31/2018	-	-		-	-
06/01/2018 to 06/30/2018	-			-	-
Total	17,967	$(0.25)		17,967	-
(1)	The price reported is the weighted average price paid per share using our closing stock price on the NYSE on the vesting date of the relevant award.

Item 3.	Defaults Upon Senior Securities

(b)  In June 2018, the Board determined to suspend the quarterly dividend on RAIT’s 7.75% Series A Cumulative Redeemable Preferred Shares, RAIT’s 8.375% Series B Cumulative Redeemable Preferred Shares, and RAIT’s 8.875% Series C Cumulative Redeemable Preferred Shares. Suspension of the dividends did not constitute an event of default under any of our indebtedness. However, as a result of such suspension, we are in arrears in the payment of dividends with respect to our preferred shares. The table below details the arrearage of our preferred stock dividends.

($ in millions)	Series A	Series B	Series C
Dividends in arrears	$3	$1	$1

Item 5.	Other Information

The disclosure below is intended to satisfy any obligation of ours to provide disclosure pursuant to Item 3.03 “Material Modification to Rights of Security Holders” and Item 5.03 “Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year” of Form 8-K.

As previously reported in RAIT’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2018, or the 7/20/18 8K, on July 19, 2018, pursuant to authority granted to the Board by the shareholders of RAIT through their approval of Proposal 4, or Proposal 4, set forth in RAIT’s Proxy Statement for its 2018 Annual Meeting of Shareholders, the Board authorized a 1-for-50 reverse stock split, or the Reverse Stock Split, of RAIT’s common shares of beneficial interest, par value $0.03 per share, or the Common Shares, to take effect at 4:10 PM Eastern time on Monday, August 13, 2018, or the Effective Date.  As previously reported in the 7/20/18 8K, when the Reverse Stock Split becomes effective, every fifty Common Shares issued and outstanding will be automatically combined into one issued and outstanding Common Share.  As previously reported in the 7/20/18 8K, the Common Shares will begin trading on a split-adjusted basis when the market opens on Tuesday, August 14, 2018. The disclosure concerning the Reverse Stock Split and the adoption of Proposal 4 contained in the 7/20/18 8K is incorporated herein by reference.

On August 6, 2018, RAIT filed articles of amendment, or the Articles of Amendment, to RAIT’s Declaration of Trust with the State Department of Assessments and Taxation of Maryland in order to effect the Reverse Stock Split as of the Effective Date.  The foregoing description of the Articles of Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Articles of Amendment filed as Exhibit 3.1.18 hereto and incorporated herein by reference.

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

3.1.15	Amendment dated November 30, 2012 to the Series D Articles Supplementary. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 4, 2012 (File No.1-14760).

3.1.16	Articles Supplementary relating to the Series A Preferred Shares. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on June 13, 2014 (File No. 1-14760).

3.1.17	Articles Supplementary dated June 27, 2018. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on June 28, 2018 (File No. 1-14760).

3.1.18	Articles of Amendment to Amended and Restated Declaration of Trust of RAIT dated August 6, 2018. Filed herewith.

3.2.1	Amended and Restated Bylaws of RAIT, as adopted on November 16, 2016. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on November 17, 2016 (File No. 1-14760).

3.2.2	First Amendment to the Amended and Restated Bylaws of RAIT. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on June 28, 2017 (File No. 1-14760).

3.2.3	Second Amendment to the Amended and Restated Bylaws of RAIT. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on August 8, 2017 (File No. 1-14760).

4.1.1	Form of Certificate for Common Shares of Beneficial Interest. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on July 1, 2011 (File No. 1-14760).

Exhibit Number	Description of Documents

4.1.2	Form of Certificate for the Series A Preferred Shares. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 22, 2004 (File No. 1-14760).

4.1.3	Form of Certificate for the Series B Preferred Shares. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 1, 2004 (File No. 1-14760).

4.1.4	Form of Certificate for the Series C Preferred Shares. Incorporated by reference to RAIT’s Form 8-A as filed with the SEC on June 29, 2007 (File No. 1-14760).

4.1.5	Form of Certificate for the Series D Preferred Shares. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 23, 2012 (File No. 1-14760).

4.1.6	Form of Certificate for the Series E Preferred Shares. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 23, 2012 (File No. 1-14760).

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

4.5.1

Registration Rights Agreement dated as of October 1, 2012 by and among RAIT and ARS VI Investor I, LP (“ARS VI”). Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 4, 2012 (File No. 1-14760).

4.5.2

Amendment No. 1 to Registration Rights Agreement dated as of April 25, 2014 by and among RAIT and ARS VI. Incorporated by reference to RAIT’s Registration Statement on Form S-3 as filed with the Securities and Exchange Commission (“SEC”) on April 28, 2014 (Registration No. 333-195547).

4.5.3	Common Share Purchase Warrant No.1 dated October 17, 2012 issued by RAIT to ARS VI. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 23, 2012 (File No. 1-14760).

4.5.4	Common Share Appreciation Right No.1 dated October 17, 2012 issued by RAIT to ARS VI. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 23, 2012 (File No. 1-14760).

4.5.5	Common Share Purchase Warrant No. 2 dated November 15, 2012 issued by RAIT to ARS VI. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on November 21, 2012 (File No.1-14760).

4.5.6	Common Share Appreciation Right No. 2 dated November 15, 2012 issued by RAIT to ARS VI. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on November 21, 2012 (File No.1-14760).

4.5.7	Common Share Purchase Warrant No. 3 dated December 18, 2012 issued by RAIT to ARS VI. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 18, 2012 (File No.1-14760).

4.5.8	Common Share Appreciation Right No. 3 dated December 18, 2012 issued by RAIT to ARS VI. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 18, 2012 (File No.1-14760).

4.5.9	Common Share Purchase Warrant No. 4 dated March 27, 2014 issued by RAIT to ARS VI. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 27, 2014 (File No. 1-14760).

4.5.10	Common Share Appreciation Right No. 4 dated March 27, 2014 issued by RAIT to ARS VI. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 27, 2014 (File No. 1-14760).

4.5.11	Put Right Notice dated October 10, 2017 from ARS VI to RAIT. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 17, 2017 (File No. 1-14760).

Exhibit Number	Description of Documents

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

10.3.1

Extension Agreement dated as of March 12, 2018 by and among ARS VI, RAIT, RAIT Partnership, L.P. Taberna Realty Finance Trust, and RAIT Asset Holdings IV, LLC. Incorporated by reference to RAIT’s Form 10-K for the fiscal year ended December 31, 2017 (File No. 1-14760).

10.3.2

Letter Agreement dated as of June 8, 2018 by and among ARS VI, RAIT, RAIT Partnership, L.P., Taberna Realty Finance Trust, and RAIT Asset Holdings IV, LLC (“NewSub”). Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on June 8, 2018 (File No. 1-14760).

10.3.3

Consent and Acknowledgment dated as of June 12, 2018 by and among ARS VI, RAIT, RAIT Partnership, L.P., Taberna Realty Finance Trust and NewSub. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on June 13, 2018 (File No. 1-14760).

10.3.4	Redemption and Exchange Agreement dated as of June 27, 2018 among RAIT, NewSub and ARS VI. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on June 28, 2018 (File No. 1-14760).

10.3.5

Termination Agreement dated as of June 27, 2018 among RAIT, RAIT Partnership, L.P., Taberna Realty Finance Trust, NewSub and ARS VI. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on June 28, 2018 (File No. 1-14760).

10.4.1	Letter Agreement dated February 27, 2018 between RAIT and John J. Reyle. Incorporated by reference to RAIT’s Form 10-K for the fiscal year ended December 31, 2017 (File No. 1-14760).

10.4.2

Amended and Restated Employment Agreement dated as of July 19, 2018 between RAIT and John J. Reyle. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on July 20, 2018 (File No. 1-14760).

10.5

Separation Agreement dated as of March 13, 2018 and accepted March 14, 2018 between RAIT and Glenn Riis. Incorporated by reference to RAIT’s Form 10-K for the fiscal year ended December 31, 2017 (File No. 1-14760).

10.6.1

Non-Executive Chairman Agreement dated as of February 27, 2018 between RAIT and Michael J. Malter. Incorporated by reference to RAIT’s Form 10-K for the fiscal year ended December 31, 2017 (File No. 1-14760).

10.6.2

Amended and Restated Non-Executive Chairman Agreement dated as of July 19, 2018 between RAIT and Michael J. Malter. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on July 20, 2018 (File No. 1-14760).

10.7.1

Letter dated as of March 30, 2018 from Libby Frischer Family Partnership (“LFFP”) to RAIT and Ledgewood, P.C.  Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on April 2, 2018 (File No. 1-14760).

10.7.2

Cooperation Agreement dated as of April 6, 2018 by and among RAIT, LFFP and Charles Frischer (“Mr.  Frischer”).  Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on April 9, 2018 (File No. 1-14760).

10.7.3	Letter dated as of April 6, 2018 from LFFP and Mr. Frischer to RAIT and Ledgewood, P.C. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on April 9, 2018 (File No. 1-14760).

10.7.4

Letter dated as of May 11, 2018 from the Libby Frischer Family Partnership and Charles Frischer to RAIT and Ledgewood, P.C. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on May 11, 2018 (File No. 1-14760).

Exhibit Number	Description of Documents
10.8

Purchase and Sale Agreement dated as of June 14, 2018 by and between NewSub, as seller, and Melody RE  II, LLC, as purchaser, and, solely as to designated provisions, Land Services USA, Inc., Melody Capital Partners Onshore Credit Fund L.P., Melody Capital Partners FDB Credit Fund LLC, Melody Special Situations Offshore Credit Mini-Master Fund, L.P. and Melody Capital Partners Offshore Credit Mini-Master Fund, L.P. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on June 15, 2018 (File No. 1-14760).

10.9

Amended and Restated Employment Agreement dated as of July 19, 2018 between RAIT and Alfred J. Dilmore. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on July 20, 2018 (File No. 1-14760).

12.1	Statements regarding computation of ratios as of June 30, 2018. Filed herewith.

31.1	Rule 13a-14(a) Certification by the Chief Executive Officer of RAIT. Filed herewith.

31.2	Rule 13a-14(a) Certification by the Chief Financial Officer of RAIT. Filed herewith.

32.1	Section 1350 Certification by the Chief Executive Officer of RAIT. Filed herewith.

32.2	Section 1350 Certification by the Chief Financial Officer of RAIT. Filed herewith.

101

Pursuant to Rule 405 of Regulation S-T, the following financial information from RAIT’s Quarterly Report on Form 10-Q for the period ended June 30, 2018 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017; (ii) Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2018 and 2017; (iv) Consolidated Statement of Changes in Equity for the six months ended June 30, 2018; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017; and (vi) Notes to Unaudited Consolidated Financial Statements. Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAIT FINANCIAL TRUST (Registrant)

Date: August 9, 2018	By:	/s/ John J. Reyle
John J. Reyle, Chief Executive Officer, President and General Counsel
(On behalf of the registrant and as its Principal Executive Officer)

Date: August 9, 2018	By:	/s/ Alfred J. Dilmore
Alfred J. Dilmore, Chief Financial Officer, Treasurer and Chief Accounting Officer
(On behalf of the registrant and as its Principal Financial Officer and Principal Accounting Officer)