Form 10-Q
period 2018-09-30
RAIT Financial Trust
filed 2018-11-08
CIK 1045425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

A total of 1,850,471 common shares of beneficial interest, par value $1.50 per share, of the registrant were outstanding as of November 2, 2018.

RAIT FINANCIAL TRUST

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

RAIT Financial Trust

Consolidated Balance Sheets

(Unaudited and dollars in thousands, except share and per share information)

	As of September 30, 2018	As of December 31, 2017
Assets
Investment in mortgage loans, held for investment:
Commercial mortgage loans, mezzanine loans, and preferred equity interests	$627,910	$1,270,607
Allowance for loan losses	(23,617)	(14,883)
Total investment in mortgage loans, held for investment, net (including $599,809 and $1,174,827 held by consolidated VIEs, respectively)	604,293	1,255,724
Investment in mortgage loans, held for sale	4,673	-
Investments in real estate, net of accumulated depreciation of $9,328 and $28,768, respectively (including $18,133 and $18,634 held by consolidated VIEs, respectively)	123,145	245,904
Cash and cash equivalents	98,352	53,380
Restricted cash	86,154	157,914
Accrued interest receivable	24,959	29,664
Other assets	14,134	43,871
Intangible assets, net of accumulated amortization of $5,527 and $6,831, respectively	1,893	5,376
Total assets	$957,603	$1,791,833
Liabilities and Equity
Indebtedness, net of unamortized discounts, premiums and deferred financing costs of $17,880 and $29,465 respectively (including $560,287 and $1,038,864 held by consolidated VIEs, respectively)	$814,987	$1,390,188
Accrued interest payable	3,857	4,688
Accounts payable and accrued expenses	4,931	9,641
Borrowers' escrows	46,844	117,070
Deferred taxes and other liabilities	2,573	12,116
Total liabilities	873,192	1,533,703
Series D cumulative redeemable preferred shares, $0.01 par value per share, 0 and 4,000,000 shares authorized, respectively, 0 and 3,133,720 shares issued and outstanding, respectively	-	78,343
Equity:
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 25,000,000 shares authorized;
7.75% Series A cumulative redeemable preferred shares, liquidation preference $25.00 per share, 8,069,288 shares authorized, 5,727,500 and 5,344,353 shares issued and outstanding, respectively	57	53
8.375% Series B cumulative redeemable preferred shares, liquidation preference $25.00 per share, 4,300,000 shares authorized, 2,508,797 and 2,340,969 shares issued and outstanding, respectively	25	23
8.875% Series C cumulative redeemable preferred shares, liquidation preference $25.00 per share, 3,600,000 shares authorized, 1,758,030 and 1,640,425 shares issued and outstanding, respectively	18	17
Series E cumulative redeemable preferred shares, $0.01 par value per share, 0 and 4,000,000 shares authorized, respectively, 0 and 0 shares issued and outstanding, respectively	-	-
Common shares, $1.50 par value per share, 200,000,000 shares authorized 1,850,471 and 1,860,903 issued and outstanding, respectively, including 10,264 and 24,930 unvested restricted common share awards, respectively	2,776	2,791
Additional paid in capital	2,102,170	2,094,804
Accumulated other comprehensive income (loss)	9,743	-
Retained earnings (deficit)	(2,030,378)	(1,921,533)
Total shareholders’ equity	84,411	176,155
Noncontrolling interests	-	3,632
Total equity	84,411	179,787
Total liabilities and equity	$957,603	$1,791,833

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Operations

(Unaudited and dollars in thousands, except share and per share information)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Investment interest income	$8,353	$18,115	$43,542	$50,647
Investment interest expense	(5,940)	(10,236)	(26,079)	(30,555)
Net interest margin	2,413	7,879	17,463	20,092
Property income	6,332	15,012	23,814	52,023
Fee and other income	582	1,712	2,944	4,904
Total revenue	9,327	24,603	44,221	77,019
Expenses:
Interest expense	5,791	8,656	18,918	27,682
Real estate operating expense	4,311	8,313	15,503	28,456
Property management expenses	537	1,908	4,207	6,772
General and administrative expenses:
Compensation expense	2,408	3,194	8,446	10,210
Other general and administrative expense	2,847	3,233	13,270	8,627
Total general and administrative expenses	5,255	6,427	21,716	18,837
Acquisition and integration expenses	-	57	133	296
Provision for loan losses	7,489	5,516	30,269	27,914
Depreciation and amortization expense	1,828	6,139	8,158	23,712
IRT internalization and management transition expenses	-	-	-	736
Employee separation expenses	-	575	-	575
Shareholder activism expenses	-	155	-	2,464
Total expenses	25,211	37,746	98,904	137,444
Operating (Loss) Income	(15,884)	(13,143)	(54,683)	(60,425)
Interest and other income (expense), net	342	283	785	144
Gains on assets	6,440	30	2,292	22,795
Gains (losses) on deconsolidation of properties and VIEs	870	(4,035)	(7,307)	(19,982)
Gain on sale of retail property manager	1,262	-	1,262	-
Gains (losses) on extinguishments of debt	(239)	(644)	(3,668)	944
Asset impairment	(13,267)	(3,121)	(44,083)	(96,354)
Goodwill impairment	-	-	-	(8,342)
Change in fair value of financial instruments	(410)	4,753	(212)	6,693
Income (loss) before taxes	(20,886)	(15,877)	(105,614)	(154,527)
Income tax benefit (provision)	(152)	34	(152)	261
Net income (loss)	(21,038)	(15,843)	(105,766)	(154,266)
(Income) loss allocated to preferred shares	(5,063)	(8,387)	(4,591)	(25,730)
(Income) loss allocated to noncontrolling interests	-	-	-	(76)
Net income (loss) allocable to common shares	$(26,101)	$(24,230)	$(110,357)	$(180,072)
Earnings (loss) per share-Basic:
Earnings (loss) per share-Basic	$(14.18)	$(13.23)	$(60.00)	$(98.47)
Weighted-average shares outstanding-Basic	1,840,168	1,831,193	1,839,172	1,828,778
Earnings (loss) per share-Diluted:
Earnings (loss) per share-Diluted	$(14.18)	$(13.23)	$(60.00)	$(98.47)
Weighted average shares outstanding-Diluted	1,840,168	1,831,193	1,839,172	1,828,778

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited and dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$(21,038)	$(15,843)	$(105,766)	$(154,266)
Other comprehensive income (loss):
Unrealized gains (losses) from change in fair value based on instrument specific credit risk	(2,801)	—	486	—
Total other comprehensive income (loss)	(2,801)	—	486	—
Comprehensive income (loss) before allocation to noncontrolling interests	(23,839)	(15,843)	(105,280)	(154,266)
Allocation to noncontrolling interests - net (income) loss	—	—	—	(76)
Allocation to noncontrolling interests - other comprehensive (income) loss	—	—	—	—
Comprehensive income (loss) allocable to common shares	$(23,839)	$(15,843)	$(105,280)	$(154,342)

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statement of Changes in Equity

(Unaudited and dollars in thousands, except share information)

	Preferred Shares— Series A	Par Value Preferred Shares— Series A	Preferred Shares— Series B	Par Value Preferred Shares— Series B	Preferred Shares— Series C	Par Value Preferred Shares— Series C	Common Shares	Par Value Common Shares	Additional Paid In Capital	AOCI	Retained Earnings (Deficit)	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2017	5,344,353	$53	2,340,969	$23	1,640,425	$17	1,860,903	$2,791	$2,094,804	$0	$(1,921,533)	$176,155	$3,632	$179,787
Cumulative effect adjustments from adoption of recently issued accounting pronouncements										9,257	(8,496)	761		761
Adjusted Balance, January 1, 2018	5,344,353	53	2,340,969	23	1,640,425	17	1,860,903	2,791	2,094,804	9,257	(1,930,029)	176,916	3,632	180,548
Net income (loss)											(105,766)	(105,766)		(105,766)
Preferred shares issued, net	383,147	4	167,828	2	117,605	1			4,359			4,366		4,366
Preferred dividends paid											(6,397)	(6,397)		(6,397)
Impact of Series D redemption (Note 9)									(11)		11,932	11,921		11,921
Common dividends declared											(118)	(118)		(118)
Other comprehensive income (loss), net										486		486		486
Share-based compensation									(163)			(163)		(163)
Issuance of noncontrolling interests													76	76
Distribution to noncontrolling interests													(15)	(15)
Acquisition of noncontrolling interests									3,239			3,239	(3,582)	(343)
Derecognition of noncontrolling interests													(111)	(111)
Common shares activity related to equity compensation							(10,432)	(15)	(58)			(73)		(73)
Balance, September 30, 2018	5,727,500	$57	2,508,797	$25	1,758,030	$18	1,850,471	$2,776	$2,102,170	$9,743	$(2,030,378)	$84,411	$-	$84,411

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Cash Flows

(Unaudited and dollars in thousands)

	For the Nine Months Ended September 30,
	2018	2017
Operating activities:
Net income (loss)	$(105,766)	$(154,266)
Adjustments to reconcile net income (loss) to cash flow from operating activities:
Provision for loan losses	30,269	27,914
Share-based compensation expense	(163)	1,833
Depreciation and amortization expense	8,158	23,712
Amortization of deferred financing costs and debt discounts	8,042	10,920
Deferral of loan origination fees and costs, net	(1,175)	1,267
(Amortization) of above/below market leases	(334)	(822)
(Gains) Losses on assets	(2,292)	(22,795)
(Gains) Losses on extinguishments of debt	3,668	(944)
(Gains) Losses on deconsolidation of properties and VIEs	7,307	19,982
(Gain) on sale of retail property manager	(1,262)	—
Asset impairment	44,083	96,354
Goodwill impairment	—	8,342
Change in fair value of financial instruments	212	(6,693)
Provision (benefit) for deferred taxes	—	22
Changes in assets and liabilities:
Decrease in accrued interest receivable	3,514	3,966
Decrease in other assets	2,248	2,667
(Decrease) increase in accrued interest payable	(251)	3,940
(Decrease) in accounts payable and accrued expenses	(314)	(1,817)
(Decrease) increase in other liabilities	22	(2,729)
Proceeds from sale of loans originated for sale	14,265	—
Cash flows provided by (used in) operating activities	10,231	10,853
Investing activities:
Origination of loans for investment	(52,215)	(369,981)
Principal repayments on loans	274,702	384,567
Proceeds from sale of interests in floating rate securitizations, net of cash and restricted cash deconsolidated	31,837	—
Investments in real estate	(2,457)	(5,715)
Payments related to sale of retail property manager, including cash deconsolidated	(235)	—
Proceeds from sale of loans originated for investment	108,494	—
Proceeds from the disposition of real estate	83,667	161,237
(Decrease) increase in borrowers' escrows	(47,677)	6,813
Cash flows provided by (used in) investing activities	396,116	176,921
Financing activities:
Repayments on secured credit facilities and loans payable on real estate	(828)	(975)
Repayments and repurchase of CDO notes payable and floating rate securitizations	(280,890)	(576,536)
Net proceeds from issuance of CDO notes and floating rate securitizations	—	276,894
Repurchase of convertible notes and senior notes	(43,953)	(7,316)
Repayments of senior secured notes	(11,500)	(48,500)
Net proceeds (repayments) related to floating rate loan repurchase agreements	(22,313)	97,498
Proceeds from issuance of other indebtedness	—	17,022
Distribution to noncontrolling interests	(15)	(1,702)
Acquisition of noncontrolling interests	(343)	—
Issuance of noncontrolling interests	76	66
Payments for deferred costs	—	(4,435)
Common share issuance, net of costs incurred	(74)	(1,033)
Repurchase of Series D preferred shares	(62,057)	(10,057)
Distributions paid to preferred shareholders	(11,121)	(19,601)
Distributions paid to common shareholders	(117)	(21,301)
Cash flows (used in) provided by financing activities	(433,135)	(299,976)
Net change in cash, cash equivalents, and restricted cash	(26,788)	(112,202)
Cash, cash equivalents, and restricted cash at the beginning of the period	211,294	300,710
Cash, cash equivalents, and restricted cash at the end of the period	$184,506	$188,508

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2018

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

Effective after the close of trading on August 13, 2018, we completed a one for fifty reverse stock split, or the Reverse Stock Split of RAIT’s common shares, as previously authorized by RAIT’s board of trustees, or the Board, pursuant to authority granted to the Board by RAIT’s common shareholders. The par value of common shares changed to $1.50 per share after the Reverse Stock Split from $0.03 per share prior to the Reverse Stock Split and every fifty shares issued and outstanding prior to the Reverse Stock Split were combined into one common share after the Reverse Stock Split. The Reverse Stock Split did not change the number of authorized common shares. These financial statements give retroactive effect to such Reverse Stock Split and all share and per share amounts have been adjusted accordingly. The Reverse Stock Split did not affect RAIT’s preferred shares, including the number of authorized or outstanding RAIT preferred shares or the dividend rate per share of any outstanding RAIT preferred shares.

On June 27, 2018, RAIT Asset Holdings IV, LLC, or RAIT IV, a subsidiary of RAIT, completed the sale of its FL5 Interests, as defined below, and FL6 Interests, as defined below (collectively, the Interests), to Melody RE II, LLC, or the Purchaser, for an aggregate purchase price of $54,632.

Prior to the sale, RAIT IV was the holder of:

•

60% of the units, or the FL5 Interests, of RAIT – Melody 2016 Holdings, LLC, or Holdings 2016, which controls RAIT – Melody 2016 Holdings Trust. This trust owned, at the time of sale, various classes of non-investment grade bonds and the equity of RAIT 2015-FL5 Trust, or FL5, with the remaining 40% of the units of Holdings 2016 being held by affiliates of the Purchaser; and

•

60% of the units, or the FL6 Interests, of RAIT – Melody 2017 Holdings, LLC, or Holdings 2017, which controls RAIT – Melody 2017 Holdings Trust. This trust owned, at the time of sale, various classes of non-investment grade bonds and the equity of RAIT 2016-FL6 Trust, or FL6, with the remaining 40% of the units of Holdings 2017 being held by affiliates of the Purchaser.

As a result of the sale, RAIT is no longer the primary beneficiary of Holdings 2016 or Holdings 2017 (collectively, the RAIT Venture VIEs), or FL5 or FL6. Therefore, RAIT deconsolidated those entities as of June 27, 2018. See Note 8: Variable Interest Entities for more information.  After the sale of the Interests, RAIT retained its role as servicer and special servicer of the loans in FL5 and FL6.

Also on June 27, 2018, RAIT, several of RAIT’s subsidiaries, including RAIT IV, and ARS VI Investor I, LP, or the Investor, entered into a Redemption and Exchange Agreement with the Investor whereby RAIT and RAIT IV redeemed and cancelled the remaining 2,939,190 preferred units of RAIT IV, or the preferred units, and RAIT’s corresponding Series D cumulative redeemable preferred shares, or the Series D preferred shares, for $56,765 of cash received by RAIT IV from the sale of the Interests, defined available cash held by RAIT IV and $16,715 of liquidation preference of RAIT’s publicly traded Series A cumulative redeemable preferred shares, or the Series A preferred shares, Series B cumulative redeemable preferred shares, or the Series B preferred shares, and Series C cumulative redeemable preferred shares, or the Series C preferred shares.  See Note 9: Series D Preferred Shares for more information.

On September 7, 2017, we announced that our Board had formed a committee of independent trustees, or the Special Committee, to explore and evaluate a wide range of possible strategic and financial alternatives for RAIT. On February 20, 2018, we announced that the Special Committee had concluded this review and that the Board had determined that this review did not identify a strategic or financial transaction with another counterparty that was preferable to the steps described below. This review, conducted with the support of financial and legal advisors, evaluated a wide range of potential alternatives which included, but were not limited to, (i) refinements of RAIT’s operations or strategy, (ii) financial transactions, such as a recapitalization or other change to RAIT’s capital structure and (iii) strategic transactions, such as a sale of all or part of RAIT.  As a result, the Board, after considering the recommendations and advice of the Special Committee, RAIT’s management, and its legal and financial advisors, determined that RAIT should take steps to increase RAIT’s liquidity and better position RAIT to meet its financial obligations as they come due. We

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

refer to these steps as the 2018 strategic steps and they include, but are not limited to: (i) the suspension of RAIT’s lending business along with the implementation of other steps to reduce costs within its other operating businesses; (ii) the continuation of the process of selling RAIT’s owned real estate, or REO, portfolio and selling certain of our loans, while continuing to service and manage its existing CRE loan portfolio; and (iii) the engagement of a financial advisor, M-III Advisory Partners, LP, to advise and assist RAIT in its ongoing assessment of its financial performance and financial needs and in evaluating strategic and financial transactions.

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

The consolidated balance sheet and consolidated statement of operations as of and for the three months ended September 30, 2018 includes the impact of correcting an error made in the determination of the amount of asset impairment that was recognized during the three months ended June 30, 2018 in the amount of $850.  The effect of this correction was an increase to investments in real estate and decrease in asset impairment.

The consolidated statement of cash flows for the nine-month period ended September 30, 2018 includes the impact of correcting the reporting of certain activity that occurred in the six-month period ended June 30, 2018 and the three-month period ended March 31, 2018.  Specifically, the correction re-classified cash proceeds from certain loan sales that were previously reported within cash flows from operating activities and should have been reported within cash flows from investing activities.  The impact of this was a decrease to cash flows from operating activities and an increase to cash flows from investing activities of $108,494 for the six-month period ended June 30, 2018 ($89,583 of which related to the three-month period ended March 31, 2018).  This correction had no impact to cash and cash equivalents as of June 30, 2018 (or March 31, 2018), nor did it impact any other consolidated financial statement amounts as of June 30, 2018 (or March 31, 2018) or for the six-month period ended June 30, 2018 (or the three-month period ended March 31, 2018).

We evaluated these error corrections and determined, based on quantitative and qualitative factors, the changes were not material to the consolidated financial statements for any previously filed consolidated financial statements

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

Analysis.  In applying the accounting guidance, management considered RAIT’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and RAIT’s conditional and unconditional obligations due over the next twelve months.  Management considered the following: i) our 7.125% senior notes which mature in August 2019 and

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

have an unpaid principal balance of $65,356 as of September 30, 2018; ii) the financial covenant compliance requirements of RAIT’s senior notes; and (iii) RAIT’s recurring costs of operating its business.

As previously disclosed, RAIT has been notified by the staff of the New York Stock Exchange, or NYSE, that RAIT is not in compliance with certain continued listing standards of the NYSE.  As of the filing date of this report, $279 of our outstanding indebtedness contains provisions that would provide the holders thereof to require us to repurchase that indebtedness if RAIT was delisted from the NYSE. In October 2018, we exercised our right to call this indebtedness and expect to redeem it in November 2018.

RAIT plans to control costs, to sell certain loans, to sell certain real estate properties and to continue to receive repayments of loans as they become due.  Consistent with these plans, RAIT has suspended new investment activity and the Board has not declared a dividend on RAIT’s outstanding preferred shares for the two quarters ended June 30, 2018 and September 30, 2018.  Due to the inherent risks, unknown results and significant uncertainties associated with each of these matters and the direct correlation between these matters and RAIT’s ability to satisfy its financial obligations that may arise over the applicable twelve month period, RAIT is unable to conclude that it is probable that RAIT will be able to meet its obligations arising within twelve months of the date of issuance of these financial statements under the parameters set forth in this accounting guidance.

As a result, management evaluated whether this was mitigated by RAIT’s approved plans and expectations for the applicable period under the second step of this accounting standard.

RAIT’s ability to satisfy its obligations under the 7.125% senior notes, to maintain compliance with its debt covenants and to fund recurring costs of operations depends on management’s ability to sell certain of RAIT’s remaining real estate assets releasing cash from those sales and/or distributions on our retained interests in our RAIT I and RAIT II securitizations, to continue to control costs, to sell certain loans, to sell retained interests in certain FL securitizations and to continue to receive repayments of loans as they become due.  While controlling costs are within management’s control to some extent, selling real estate assets, selling loans, selling other assets and the timing of loan repayments involve performance by third parties.  Since many of the real estate assets, loans and other assets that management plans to sell or receive repayment from to satisfy its obligations are not subject to an executed purchase and sale agreement or other contractual agreement as of the date hereof, the sale of those assets cannot be considered probable of occurring.

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

As of September 30, 2018

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

f. Restricted Cash

Restricted cash consists primarily of tenant escrows and borrowers’ funds held by us to fund certain expenditures or to be released at our discretion upon the occurrence of certain pre-specified events, and to serve as additional collateral for borrowers’ loans.  As of September 30, 2018 and December 31, 2017, we had $49,350 and $123,398 of restricted cash, respectively, which primarily relates to tenant escrows and borrowers’ funds.

Restricted cash also includes cash received from the sale, repayment and/or other disposition of assets held by the issuers of our securitizations that are awaiting to be distributed to holders of our CDO notes payable and CMBS securitizations, as well as the proceeds from the issuance of CDO notes payable by securitizations that are restricted for the purpose of funding additional investments in securities subsequent to the balance sheet date.  As of September 30, 2018 and December 31, 2017, we had $36,804 and $34,516, respectively, of restricted cash held by securitizations.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2018

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

j. Revenue Recognition

1)

Interest income—We recognize interest income from investments in commercial mortgage loans, mezzanine loans, and preferred equity interests on a yield to maturity basis. Certain of our commercial mortgage loans, mezzanine loans and preferred equity interests provide for the accrual of interest at specified rates which differ from current payment terms. Interest income is recognized on such loans, the majority of which were originated prior to 2011, at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible. Management will cease accruing interest on these loans when it determines that collection of the interest income is not

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

probable based on the value of the underlying collateral using discounted cash flow models and market based assumptions.  The accrued interest receivable associated with these loans as of September 30, 2018 and December 31, 2017 was $22,402 and $23,801, respectively. During the three months ended September 30, 2018, the accrued interest receivable of $1,964 related to one of these loans was determined to be uncollectible and was written off as a reduction to investment interest income. These loans are considered to be impaired when the total contractual amount owed exceeds the estimated value of the underlying collateral.  Four of these loans, with an unpaid principal balance of $28,873 and $28,904, were considered to be impaired as of September 30, 2018 and December 31, 2017, respectively, because the contractual amounts owed exceed the estimated value of the underlying collateral. Additionally, three and two of these loans with an unpaid principal amount of $32,664 and $30,379 were considered impaired as of September 30, 2018 and December 31, 2017, respectively, because their loan terms were modified in what constituted a troubled debt restructuring.

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

3)

Fee and other income—We have generated fee and other income through our various subsidiaries by (a) funding conduit loans for sale into unaffiliated commercial mortgage-backed securities, or CMBS, securitizations, (b) providing or arranging to provide financing to our borrowers, (c) providing ongoing asset management services to investment portfolios under cancelable management agreements, and (d) providing property management services to third parties. We recognize revenue for these activities when the fees are fixed or determinable, are evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided. While we may receive asset management fees when they are earned, we eliminate earned asset management fee income from securitizations while such securitizations are consolidated. During the three and nine months ended September 30, 2018, we earned $129 and $443, respectively, of asset management fees, which were eliminated as they were associated with consolidated securitizations. During the three and nine months ended September 30, 2017, we earned $227 and $714, respectively, of asset management fees, which were eliminated as they were associated with consolidated securitizations.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Revenue from Contracts with customers	2018	2017	2018	2017
Property Management Fee income	$231	$732	$1,724	$2,333
Parking	80	433	514	1,400
Leasing Commission income	78	598	742	1,765
Other miscellaneous	410	599	887	1,789
Total	$799	$2,362	$3,867	$7,287

There have been no changes in the measurement of revenue from contracts with customers resulting from the adoption of ASC 606.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2018

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

As of September 30, 2018

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

n. Intangible Assets

Intangible assets on our consolidated balance sheets represent identifiable intangible assets acquired in business acquisitions. We amortize identified intangible assets to expense over their estimated lives using the straight-line method. We evaluate intangible assets for impairment as events and circumstances change, in accordance with FASB ASC Topic 360, “Property, Plant, and Equipment.” The gross carrying amount for our in-place leases and above market leases was $7,420 as of September 30, 2018 and December 31, 2017, respectively.  The accumulated amortization for our intangible assets was $5,527 and $6,831 as of September 30, 2018 and December 31, 2017, respectively. We recorded amortization expense of $251 and $1,202 for the three months ended September 30, 2018 and 2017, respectively, and $1,069 and $5,763 for the nine months ended September 30, 2018 and 2017, respectively. Based on the intangible assets identified above, we expect to record amortization expense of intangible assets of $268 for the remainder of 2018, $701 for 2019, $341 for 2020, $259 for 2021, $143 for 2022 and $181 thereafter. As of September 30, 2018, we have determined that the carrying value of our intangible assets is recoverable.

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

For derivatives cleared through the Chicago Mercantile Exchange, or CME, and the London Clearing House, or LCH, variation margin payments are considered settlements of the related derivatives.  As of September 30, 2018, we had no derivative instruments outstanding.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

p. Income Taxes

RAIT, Taberna Realty Finance Trust, or TRFT, and the RAIT Venture REITs have each elected to be taxed as a REIT and to comply with the related provisions of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. In February 2016 and January 2017, in conjunction with the ventures described in Note 5: Indebtedness and Note 8: Variable Interest Entities, we created two new entities that elected to be taxed as REITs, which we refer to as the RAIT Venture VIEs.  These entities were created to hold the FL-5 and FL-6 junior notes for the aforementioned ventures.  Accordingly, we generally will not be subject to U.S. federal income tax to the extent of our dividends to shareholders and as long as certain asset, income and share ownership tests are met. If we were to fail to meet these requirements, we would be subject to U.S. federal income tax, which could have a material adverse impact on our results of operations and amounts available for dividends to our shareholders. Management believes that all of the criteria to maintain RAIT’s, TRFT’s and the RAIT Venture VIEs REIT qualification have been met for the applicable periods, but there can be no assurance that these criteria will continue to be met in subsequent periods.

As discussed in Note 1: The Company, we completed the sale of our interests in the RAIT Venture VIEs on June 27, 2018, and, as a result, the purchaser is responsible for their REIT compliance from and after that date.

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

In prior years, our TRS entities generated taxable revenue primarily from (i) advisory fees for services provided to IRT, (ii) property management fees for services provided to RAIT properties, IRT properties and third-party properties, and (iii) fees and other income from our CMBS lending business.  In the current year, our TRS entities generate taxable revenue primarily from (i) property management fees for services provided to RAIT properties and third-party properties, and (ii) fees and other income from our CMBS lending business. On August 1, 2018, we sold the TRS entity that generates taxable revenue from property management fees. See item (q.) below for further discussion. In consolidation, the advisory fees and property management fees related to IRT were eliminated through October 5, 2016 and property management fees related to RAIT properties were eliminated in their entirety. Nonetheless, all income taxes are expensed and are paid by the TRSs in the year in which the revenue is received. These income taxes are not eliminated when the related revenue is eliminated in consolidation.

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

As part of our change in strategic direction during the year ended December 31, 2016 and to decrease administrative processes, we moved our active TRS entities under a single holding company. We elected a November 30th taxable year end for the TRS holding company. We estimated the effective tax rate and current income tax liability as of December 31, 2016 by projecting activity for the full taxable year ended November 30, 2017. As we projected ordinary taxable income for the TRS holding company for its taxable year ended November 30, 2017, we recognized a current income tax liability as of December 31, 2016. During the nine months ended September 30, 2017, we updated our projections for 2017, which indicated an ordinary loss position for taxable year 2017 for the TRS holding company. As a result, we reversed the current income tax liability accrued as of December 31, 2016, which generated a current income tax benefit of $249 for the nine months ended September 30, 2017. During the three months ended September 30, 2018, a current income tax provision of $152 was recognized related to our TRS entities.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

q. Sale of Retail Property Manager

On August 1, 2018, we completed the sale of our retail property management subsidiary for nominal consideration. We recognized a gain of $1,262 during the three months ended September 30, 2018 related to the sale as the liabilities associated with this business exceeded its assets.

r. Recent Accounting Pronouncements

Adopted within these Financial Statements

In May 2014, the FASB issued an accounting standard classified under FASB ASC Topic 606, “Revenue from Contracts with Customers”. This accounting standard establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance, including industry-specific guidance. This accounting standard generally replaces existing guidance by requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This accounting standard applies to all contracts with customers, except those that are within the scope of other Topics in the FASB ASC. During 2016 and 2017, the FASB issued multiple amendments to this accounting standard that provide further clarification to this accounting standard.  In February 2017, the FASB issued an accounting standard classified under FASB ASC Subtopic 610-20, “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets”. The amendments in this accounting standard clarify what constitutes an “in substance nonfinancial asset” and changes the accounting for partial sales of nonfinancial assets to be more consistent with the accounting for a sale of a business. The amendments in this accounting standard also provide further guidance on accounting for the derecognition of non-financial assets by generally requiring the revenue recognition model under FASB ASC Topic 606 to be applied, which may allow for earlier gain recognition for certain sale transactions pursuant to which we have continuing involvement with the asset.  These standards were effective for annual reporting periods beginning after December 15, 2017. We have adopted this new standard as of January 1, 2018, and have applied the modified retrospective method.  The adoption of FASB ASC Topic 606 did not change our measurement of revenue from contracts with customers.  The adoption of FASB ASC Subtopic 610-20 resulted in a cumulative effect adjustment as an increase to shareholders’ equity in the amount of $761 as of the adoption date.  This adjustment is related to a previously deferred gain on the sale of two land parcels in 2017 that would have qualified for recognition under this accounting standard.

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

As of September 30, 2018

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

In January 2017, the FASB issued an accounting standard classified under FASB ASC Topic 805, “Business Combinations”. The amendments in this accounting standard clarify the definition of a business by more clearly outlining the requirements for an integrated set of assets and activities to be considered a business and by establishing a practical framework to determine when the integrated set of assets and activities is a business. The amendments in this accounting standard are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for transactions not yet reflected in the financial statements. We have adopted this new standard as of January 1, 2018 although it has not yet had an impact on our consolidated financial statements as no acquisition transactions have been completed as of September 30, 2018.

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

Not Yet Adopted Within These Financial Statements

In February 2016, the FASB issued an accounting standard classified under FASB ASC Topic 842, “Leases”.  This accounting standard states that a lessee should recognize the assets and liabilities that arise from all leases with a term greater than 12 months. The core principle requires the lessee to recognize a liability to make lease payments and a right-of-use (“ROU”) asset. The accounting applied by the lessor is relatively unchanged. During 2017 and 2018, the FASB issued multiple amendments to this accounting standard that provide further clarification to this accounting standard.   The new standard is effective for us on January 1, 2019, with early adoption permitted. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. We expect to adopt the new standard on January 1, 2019 and use the effective date as our date of initial application. The new standard provides a number of optional practical expedients in transition. We expect to elect the “package of practical expedients” for all our leases that exist at the date of initial application. This package permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We also currently expect to elect the practical expedient to not separate lease and non-lease components for all of our leases. Management is currently evaluating the impact that this standard will have on our consolidated financial statements. We currently expect to recognize a lease liability and an offsetting ROU asset for one of our real estate operating leases for which we are the lessee. We do not expect the standard to have a significant impact on any of our real estate leases for which we are the lessor.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2018

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

As of September 30, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 3: INVESTMENTS IN COMMERCIAL MORTGAGE LOANS, MEZZANINE LOANS AND PREFERRED EQUITY INTERESTS

Loans Held for Investment

The following table summarizes our investments in commercial mortgage loans, mezzanine loans and preferred equity interests held for investment as of September 30, 2018:

	Unpaid Principal Balance	Unamortized (Discounts) Premiums	Carrying Amount	Number of Loans	Weighted- Average Coupon (1)	Range of Maturity Dates
Commercial Real Estate (CRE)
Commercial mortgage loans	$574,896	$(546)	$574,350	42	6.5%	Oct. 2018 to Jun. 2025
Mezzanine loans	21,122	164	21,286	2	13.3%	Jun. 2020 to Mar. 2023
Preferred equity interests	33,279	(1)	33,278	15	6.7%	Nov. 2018 to Jan. 2029
Total CRE (2)	629,297	(383)	628,914	59	6.8%
Deferred fees and costs, net (3)	(1,004)	-	(1,004)
Total	$628,293	$(383)	$627,910
(1)	Weighted-average coupon is calculated on the unpaid principal balance, which does not necessarily correspond to the carrying amount.
(2)

Includes $100,442 of cash flow loans, of which $49,690 are commercial mortgage loans, $21,122 are mezzanine loans and $29,630 are preferred equity interests. See Note 2: Summary of Significant Accounting Policies, (j) Revenue Recognition, for further discussion of our cash flow loans.

(3)	Includes $3,822 of deferred fees, net of $2,818 of deferred costs.

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

As of September 30, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

A loan is placed on non-accrual status if it is delinquent for 90 days or more or if there is uncertainty over full collection of principal and interest, which generally includes our impaired loans that have reserves. The following table summarizes the delinquency statistics of our commercial real estate loans held for investment as of September 30, 2018 and December 31, 2017:

	As of September 30, 2018
Delinquency Status	Current	30 to 59 days	60 to 89 days	90 days or more	Total	Non-accrual (1)
Commercial mortgage loans	$508,978	$8,892	$17,466	$39,560	$574,896	$106,860
Mezzanine loans	21,122	—	—	—	21,122	8,253
Preferred equity interests	33,279	—	—	—	33,279	8,350
Total	$563,379	$8,892	$17,466	$39,560	$629,297	$123,463
(1)

Includes six loans that are current, one loan that is 30 to 59 days or more past due, and one loan that is 60 to 89 days or more past due, but are on non-accrual due to uncertainty over whether we will fully collect principal and interest.  Also includes one loan that is 90 days or more past due in accordance with its terms.

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

As of September 30, 2018 and December 31, 2017, all of our commercial mortgage loans, mezzanine loans and preferred equity interests that were 90 days or more past due or in foreclosure were on non-accrual status.  It is noted that as of September 30, 2018, $100,442 of our loans are cash flow loans, which provide for the accrual of interest at specified rates which differ from current payment terms, and in some cases, do not require current payments. See Note 2: Summary of Significant Accounting Policies, (j) Revenue Recognition, for further discussion of our cash flow loans. As of September 30, 2018 and December 31, 2017, $123,463 and $98,603, respectively, of our commercial real estate loans were on non-accrual status and had a weighted-average interest rate of 6.8% and 6.1%, respectively. Also, as of September 30, 2018 and December 31, 2017, two, and three loans with unpaid principal balances of $15,919 and $20,624, respectively, and weighted average interest rate of 13.5% and 12.9%, respectively, were not recognizing interest based on the estimated value of the underlying collateral. Additionally, as of September 30, 2018, one loan, with an unpaid principal balance of $7,948, which had previously been restructured in a troubled debt restricting, or TDR, did not accrue interest in accordance with its restructured terms.

Allowance For Loan Losses And Impaired Loans

During the three and nine months ended September 30, 2018, we recognized provision for loan losses of $7,489 and $30,269.  Our provision for loan losses during the three and nine months ended September 30, 2018 was primarily driven by two and seven loans, respectively, where the borrower and/or property experienced an unfavorable event or events during the period, which resulted in probable, incurred losses and credit related impairments recognized on the loans transferred to loans held for sale that are further discussed below.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

We closely monitor our loans, which require evaluation for loan loss in two categories: satisfactory and watchlist. Loans classified as satisfactory are loans that are performing consistent with our expectations. Loans classified as watchlist are generally loans that have performed below our expectations, have credit weaknesses or in which the credit quality of the collateral has deteriorated. This is determined by evaluating quantitative factors including debt service coverage ratios, net operating income of the underlying collateral and qualitative factors such as current performance of the underlying collateral. We have classified our loans held for investment by credit risk category as of September 30, 2018 and December 31, 2017 as follows:

	As of September 30, 2018
Credit Status	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Satisfactory	$428,646	$—	$13,930	$442,576
Watchlist (1)	146,250	21,122	19,349	186,721
Total	$574,896	$21,122	$33,279	$629,297
(1)	Includes $154,581 of loans that are considered to be impaired and $32,140 of loans that are not considered to be impaired.

	As of December 31, 2017
Credit Status	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Satisfactory	$1,083,741	$19,109	$21,879	$1,124,729
Watchlist (1)	110,994	26,379	11,405	148,778
Total	$1,194,735	$45,488	$33,284	$1,273,507
(1)	Includes $126,478 of loans that are considered to be impaired and $22,300 of loans that are not considered impaired.

The following tables provide a roll-forward of our allowance for loan losses for our commercial mortgage loans, mezzanine loans and preferred equity interests held for investment for the three months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30, 2018
	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Beginning balance	$11,226	$5,231	$242	$16,699
Provision (benefit) for loan losses	5,506	1,258	725	7,489
Charge-offs, net of recoveries	(571)	—	—	(571)
Ending balance	$16,161	$6,489	$967	$23,617

	For the Three Months Ended September 30, 2017
	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Beginning balance	$12,722	$9,092	$1,700	$23,514
Provision (benefit) for loan losses	3,368	2,148	—	5,516
Charge-offs, net of recoveries	—	(3,890)	—	(3,890)
Ending balance	$16,090	$7,350	$1,700	$25,140

The following tables provide a roll-forward of our allowance for loan losses for our commercial mortgage loans, mezzanine loans and preferred equity interests held for investment for the nine months ended September 30, 2018 and 2017:

	For the Nine Months Ended September 30, 2018
	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Beginning balance	$9,019	$5,622	$242	$14,883
Provision (benefit) for loan losses	25,502	4,042	725	30,269
Charge-offs, net of recoveries (1)	(18,360)	(3,175)	—	(21,535)
Ending balance	$16,161	$6,489	$967	$23,617

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

(1)	Includes $5,331 of charge-offs related to loans transferred to held for sale during the nine months ended September 30, 2018.

	For the Nine Months Ended September 30, 2017
	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Beginning balance	$10,640	$—	$1,714	$12,354
Provision (benefit) for loan losses	16,690	11,238	(14)	27,914
Charge-offs, net of recoveries	(11,240)	(3,888)	—	$(15,128)
Ending balance	$16,090	$7,350	$1,700	$25,140

Information on those loans considered to be impaired as of September 30, 2018 and December 31, 2017 was as follows:

	As of September 30, 2018
Impaired Loans	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Impaired loans expecting full recovery	$11,164	$12,869	$10,999	$35,032
Impaired loans with reserves	102,946	8,253	8,350	119,549
Total Impaired Loans (1)	114,110	21,122	19,349	154,581
Allowance for loan losses	$16,161	$6,489	$967	$23,617
(1)	As of September 30, 2018, there was no unpaid principal relating to previously identified TDRs that are on accrual status.
	As of December 31, 2017
Impaired Loans	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Impaired loans expecting full recovery	$14,321	$12,869	$7,756	$34,946
Impaired loans with reserves	74,372	13,510	3,650	91,532
Total Impaired Loans (1)	88,693	26,379	11,406	126,478
Allowance for loan losses	$9,019	$5,622	$242	$14,883
(1)	As of December 31, 2017, there was no unpaid principal relating to previously identified TDRs that are on accrual status.

The average unpaid principal balance and recorded investment of total impaired loans was $141,524 and $157,649 during the three months ended September 30, 2018 and 2017, respectively and $133,201 and $153,707 for the nine months ended September 30, 2018 and 2017, respectively. We recorded interest income from impaired loans of $479 and $138 for the three months ended September 30, 2018 and 2017, respectively. We recorded interest income from impaired loans of $919 and $1,140 for the nine months ended September 30, 2018 and 2017, respectively.

We have evaluated modifications to our commercial real estate loans to determine if the modification constitutes a troubled debt restructuring, or TDR, under FASB ASC Topic 310, “Receivables”. During the three months ended September 30, 2018, there were no restructurings of our commercial real estate loans that constituted a TDR. During the nine months ended September 30, 2018, we determined that restructuring of one commercial real estate loan with an unpaid principal balance totaling $7,948 constituted a TDR as the interest payment rate was decreased to zero percent and the maturity date was extended. During the three and nine months ended September 30, 2017, there were no restructurings of our commercial real estate loans that constituted a TDR.  During the nine months ended September 30, 2018, and September 30, 2017, there were no TDRs that subsequently defaulted for restructurings that had been entered into within the previous 12 months.

Loans Held for Sale

In February 2018, we began to pursue a sale of certain loans. In March 2018, we sold these loans, which had unpaid principal balance of $90,260 and received proceeds of $43,384 after repayment of $45,850 of secured warehouse facility debt and $349 of interest. We recognized a loss of $930 on the sale of these loans.

During March 2018, we transferred nine additional loans to held for sale as we had the intention and ability to sell these loans. The transfer was made at the lower of cost or fair value for each respective loan. During the nine months ended September 30, 2018,

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

six of these loans were sold or repaid, resulting in a net loss of $3,280.  As of September 30, 2018, the three remaining loans held for sale were measured at the lower of cost or fair value, resulting in a loss of $1,524 for three months ended September 30, 2018. As of September 30, 2018, these loans had an unpaid principal balance of $7,015 and a carrying amount of $4,673.

In May 2018, we began to pursue a sale of one additional loan. In June 2018, we sold this loan, which had unpaid principal balance of $13,000 and received proceeds of $11,577. We recognized a provision for loan loss of $1,423 on the transfer of this loan to loans held for sale.

Loan-to-Real Estate Conversion

In October 2018, we completed the conversion of one commercial mortgage loan with a carrying value of $5,096 to real estate owned property.

NOTE 4: INVESTMENTS IN REAL ESTATE

The table below summarizes our investments in real estate:

	Book Value
	As of September 30, 2018	As of December 31, 2017
Multifamily real estate properties	$—	$17,163
Office real estate properties	51,460	130,125
Retail real estate properties	60,446	106,817
Parcels of land	20,567	20,567
Subtotal	132,473	274,672
Less: Accumulated depreciation and amortization	(9,328)	(28,768)
Investments in real estate, net (1)	$123,145	$245,904
(1)	As of September 30, 2018 and December 31, 2017, there were no properties considered held-for-sale.

As of September 30, 2018, our investments in real estate were comprised of land of $41,407 and buildings and improvements of $91,066. As of December 31, 2017, our investments in real estate were comprised of land of $73,003 and buildings and improvements of $201,669.

As of September 30, 2018, our investments in real estate of $132,473 were financed through $40,906 of mortgage loans or other debt held by third parties and $133,525 of mortgage loans held directly by RAIT or through our RAIT I and RAIT II CDO securitizations. As of December 31, 2017, our investments in real estate of $274,672 were financed through $62,297 of mortgage loans or other debt held by third parties and $298,050 of mortgage loans held directly by RAIT or through our RAIT I and RAIT II CDO securitizations. Together, along with commercial real estate loans held by RAIT I and RAIT II, these mortgage loans serve as collateral for the CDO notes payable issued by the RAIT I and RAIT II CDO securitizations. All intercompany balances and interest charges are eliminated in consolidation.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

Property Sales:

During the nine months ended September 30, 2018, we sold two office properties, one multifamily, and one retail property. We also recognized $6 of losses on sales related to properties sold in the prior year, as we settled remaining amounts with third parties subsequent to the sale date. The below table summarizes our property sales for the current year and also presents each property’s contribution to net income (loss) allocable to common shares, excluding the impact of the gain (loss) on sale:

					Net income (loss) allocable to common shares
Property Name	Property Type	Date of Sale	Sale Price	Gain (loss) on sale	For the Three Months Ended September 30, 2018	For the Nine Months Ended September30, 2018
1501 Yamato Road (1)	Office	6/15/2018	$42,050	$906	$-	$(259)
Erieview Tower & Parking (2)	Office	8/1/2018	28,901	-	(22)	(10)
Erieview Galleria	Retail	8/1/2018	1,099	-	1	(9)
Lexington	Multifamily	8/31/2018	21,150	7,964	194	609
Total			$93,200	$8,870	$173	$331
(1)	We also recognized a loss on extinguishment of debt related to the sale of this property, resulting from a defeasance premium of $1,943.

(2)  This property was previously impaired.

Impairment:

During the three and nine months ended September 30, 2018, we recognized impairment charges related to certain real estate assets of $13,267 and $44,083, respectively, as it was more likely than not that we would dispose of the assets before the end of their previously estimated useful lives and a portion of our recorded investment in these assets was determined to not be recoverable.

During the three months ended September 30, 2018, due to the current conditions affecting one of our retail properties in its local market, we recognized an impairment charge on one of our retail properties. The analysis performed, which included a third-party appraisal, resulted in an impairment charge of $13,482.  We also recognized impairment charges of $635 on three other assets based on the status of negotiations for the sale of the assets.  As discussed in Note 2: Summary of Significant Accounting Policies, we also corrected an error which resulted in the reversal of $850 of asset impairment during the three months ended September 30, 2018.

During the nine months ended September 30, 2018, we recognized impairment charges on six of our real estate assets of $44,083.  Due to the current conditions affecting one of our retail properties in its local market, we recognized an impairment of $13,482 based on a third-party appraisal.  Due to the current conditions affecting one of our retail properties in its local market as well as our current efforts to increase our liquidity, we accepted an offer to purchase this asset which resulted in an impairment charge of $17,249 based on an executed purchase and sale agreement. We recognized impairment charges of $9,754 on three assets based on the status of negotiations for the sale of the assets. An impairment charge of $3,598 on the sixth asset was driven by a default on the asset’s associated ground lease.

See Note 7: Fair Value of Financial Instruments for further information regarding our non-recurring fair value measurements.

Other Dispositions:

During the three months ended September 30, 2018, we recognized a non-cash gain on deconsolidation of properties of $907 relating to the voluntary surrender of a ground leasehold interest in one of our retail properties. The ground leasehold interest was held by one of our wholly owned subsidiaries, whose only assets were those relating to owning its ground leasehold interest in and operating the property. The gain on deconsolidation resulted from the derecognition of certain liabilities related to the ground lease, as the leasehold improvements had previously been reduced to $0 as a result of the ground lease default.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

During the nine months ended September 30, 2017, we incurred a non-cash loss on deconsolidation of properties of $20,660 relating to an industrial real estate portfolio containing ten properties with carrying value of $82,501 of investments in real estate and $81,941 of related cross-collateralized non-recourse debt as of December 31, 2016. During the nine months ended September 30, 2017, the senior lender foreclosed on the mortgage liens encumbering eight of these industrial properties and disposed of the properties through auction processes.  These eight properties, including other assets, net of related liabilities, had an aggregate carrying value of $67,726. Upon foreclosure, we derecognized these net assets and extinguished related debt of $27,067 based on the proceeds received by the senior lender at the auctions. The difference between the net carrying value and the debt extinguished resulted in the non-cash loss noted above as full release of the remaining cross-collateralized non-recourse debt had not yet been received. The remaining two of these industrial properties had a carrying value of $13,909 of investments in real estate and $34,874 of related cross-collateralized non-recourse debt as of September 30, 2017. During the remainder of 2017, the remaining properties within this portfolio were foreclosed upon and, as a result, there were no assets or liabilities related to this portfolio on our balance sheet as of December 31, 2017.

NOTE 5: INDEBTEDNESS

We maintain various forms of short-term and long-term financing arrangements. Generally, these financing agreements are collateralized by assets within securitizations.

The following table summarizes our total recourse and non-recourse indebtedness as of September 30, 2018:

Description	Unpaid Principal Balance	Unamortized Discount/Premium and Deferred Financing Costs	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
7.0% convertible senior notes (1)	$871	$(35)	$836	7.0%	Apr. 2031 (1)
4.0% convertible senior notes (2)	68,222	(1,648)	66,574	4.0%	Oct. 2033 (2)
7.625% senior notes	56,324	(1,282)	55,042	7.6%	Apr. 2024
7.125% senior notes	65,356	(492)	64,864	7.1%	Aug. 2019
Junior subordinated notes, at fair value (3)	18,671	(10,348)	8,323	6.3%	Mar. 2035
Junior subordinated notes, at amortized cost	25,100	—	25,100	4.8%	Apr. 2037
Total recourse indebtedness	234,544	(13,805)	220,739	6.0%
Non-recourse indebtedness:
CDO notes payable, at amortized cost (4)(5)	152,710	(264)	152,446	2.9%	Jun. 2045 to Nov. 2046
CMBS securitizations (6)(7)	404,707	(3,567)	401,140	3.6%	Jun. 2037 to Dec. 2037
Loans payable on real estate	40,906	(244)	40,662	4.7%	Oct. 2021 to Dec. 2021
Total non-recourse indebtedness	598,323	(4,075)	594,248	3.5%
Total indebtedness	$832,867	$(17,880)	$814,987	4.2%

(1)	In October 2018, we exercised our right to optionally redeem and cancel the remaining 7.0% convertible senior notes at par.
(2)

Our 4.0% convertible senior notes are redeemable at par, at the option of the holder, in October 2018, October 2023, and October 2028. On October 1, 2018, we repurchased $67,943 in principal amount of the 4.0% convertible senior notes at par pursuant to the exercise by the holders of these notes of their redemption option, leaving $279 aggregate principal amount outstanding. On October 2, 2018, we notified the Trustee for the 4% convertible senior notes that we would exercise our right to optionally redeem and cancel the remaining $279 on November 16, 2018.

(3)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(4)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
(5)

Collateralized by $299,250 principal amount of commercial mortgage loans, mezzanine loans, other loans and preferred equity interests, $162,116 of which is eliminated in consolidation.  These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

(6)	Excludes CMBS securitization notes purchased by us which are eliminated in consolidation.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

(7)

Collateralized by $481,600 principal amount of commercial mortgage loans and participation interests. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

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

As of September 30, 2018

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

The current status or activity in our financing arrangements occurring as of or during the nine months ended September 30, 2018 is as follows:

Recourse Indebtedness

7.0% convertible senior notes. The 7.0% convertible senior notes are convertible at the option of the holder at a current conversion rate of 4.1217 common shares per $1 principal amount of 7.0% convertible senior notes (equivalent to a current conversion price of $242.6 per common share). As of September 30, 2018, $871 of the 7.0% convertible notes remain outstanding.  The 7.0% convertible senior notes are redeemable at par, at the option of the holder, in April 2021, and April 2026. During the nine months ended September 30, 2018, there was no activity other than recurring interest during the current period. These notes do not contain financial covenants.

In October 2018, we exercised our right to optionally redeem and cancel the remaining 7.0% convertible senior notes at a redemption price equal to the principal amount of $871 plus accrued and unpaid interest.

4.0% convertible senior notes. The 4.0% convertible senior notes are convertible at the option of the holder at a current conversion rate of 2.1716 common shares per $1 principal amount of 4.0% convertible senior notes (equivalent to a current conversion price of $460.5 per common share). The 4.0% convertible senior notes are redeemable at par, at the option of the holder, in October 2018, October 2023, and October 2028. These notes do not contain financial covenants.

During the three months ended March 31, 2018, we repurchased $6,000 in principal amount of the 4% convertible senior notes for $5,708. During the three months ended June 30, 2018, we repurchased $36,291 in principal amount of the 4% convertible senior notes for $35,319. As of September 30, 2018, $68,222 of the 4.0% convertible senior notes remain outstanding.

On October 1, 2018, we repurchased $67,943 in principal amount of the 4.0% convertible senior notes at par pursuant to the exercise by the holders of these notes of their redemption option, leaving $279 aggregate principal amount outstanding. On October 2, 2018, we notified the Trustee for the 4% convertible senior notes that we would exercise our right to optionally redeem and cancel the remaining $279 on November 16, 2018.

7.625% senior notes.  During the nine months ended September 30, 2018, there was no activity other than recurring interest. As of September 30, 2018, $56,324 of the 7.625% senior notes remain outstanding. These notes contain financial covenants that are applicable upon the incurrence of debt as defined in the notes’ related indenture including a maximum leverage ratio covenant and a minimum fixed charge ratio covenant. We have not incurred debt, as defined in this indenture, since the three months ended March 31, 2018. As of March 31, 2018, the leverage ratio, calculated in accordance with the indenture, was 74.6% as compared to a maximum leverage ratio not to exceed 80%, and for the preceding four quarters, the fixed charge coverage ratio, calculated in accordance with the indenture, was 1.34x as compared to a minimum fixed charge coverage ratio of no less than 1.20x.

7.125% senior notes.  During the three months ended September 30, 2018, we repurchased $3,051 in principal amount of the 7.125% convertible senior notes for $2,852. As of September 30, 2018, $65,356 of the 7.125% senior notes remain outstanding. These notes contain financial covenants that are applicable upon the incurrence of debt as defined in the notes’ related indenture including a maximum leverage ratio covenant and a minimum fixed charge ratio covenant. We have not incurred debt, as defined in this indenture, since the three months ended March 31, 2018.  As of March 31, 2018, the leverage ratio, calculated in accordance with the indenture, was 74.6% as compared to a maximum leverage ratio not to exceed 80%, and for the preceding four quarters, the fixed charge coverage ratio, calculated in accordance with the indenture, was 1.34x as compared to a minimum fixed charge coverage ratio of no less than 1.20x.

Senior secured notes. During the three months ended March 31, 2018, we repaid $2,000 of the senior secured notes. During the three and nine months ended September 30, 2018, we redeemed the remaining $9,500 of the senior secured notes at a redemption price equal to the principal amount plus accrued and unpaid interest. These notes did not contain financial covenants.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

Junior subordinated notes, at fair value. At issuance, we elected to record the $18,671 junior subordinated notes at fair value under FASB ASC Topic 825. As of September 30, 2018, the fair value, or carrying amount, of this indebtedness was $8,323. These notes do not contain financial covenants.

Junior subordinated notes, at amortized cost.  During the nine months ended September 30, 2018, there was no activity other than recurring interest. These notes do not contain financial covenants.

Secured warehouse facilities. As of September 30, 2018, we had $0 of outstanding secured warehouse borrowings and $0 of outstanding commercial mortgage borrowings under the amended and restated master repurchase agreement, or the Amended MRA.  The Amended MRA had a capacity of $150,000 with a limit of $100,000 for floating rate loans. This facility was not renewed after its maturity in July 2018 and it has terminated.

As of September 30, 2018, we had $0 of outstanding borrowings under the $75,000 commercial mortgage facility. This facility was not renewed after its June 2018 maturity and it has terminated.

As of September 30, 2018, we had $0 of outstanding borrowings under the $150,000 commercial mortgage facility. This facility was not renewed after its June 2018 maturity and it has terminated.

Non-Recourse Indebtedness

CDO notes payable, at amortized cost. CDO notes payable at amortized cost represent notes issued by consolidated CDO securitizations which were used to finance the acquisition of unsecured REIT notes, CMBS securities, commercial mortgage loans and mezzanine loans in our commercial real estate portfolio. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates. Both RAIT I and RAIT II are meeting all of their over collateralization, or OC, and interest coverage, or IC, trigger tests as of September 30, 2018.

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

As of September 30, 2018, our subsidiary, RAIT 2017-FL7 Trust, or RAIT FL7, had $258,404 of total collateral at par value, none of which was defaulted. As of November 2018, $9,000 of this collateral is in default.  As of September 30, 2018, RAIT FL7 had classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $225,847 to investors. We currently own the unrated classes of junior notes, including classes with an aggregate principal balance of $65,479, and the equity, or the retained interests, of RAIT FL7. RAIT FL7 does not have OC triggers or IC triggers.

As of September 30, 2018, our subsidiary, RAIT 2017-FL8 Trust, or RAIT FL8, had $223,196 of total collateral at par value, none of which was defaulted. As of September 30, 2018, RAIT FL8 had classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $178,860 to investors. We currently own the unrated classes of junior notes, including a class with an aggregate principal balance of $44,162, and the equity, or the retained interests, of RAIT FL8. RAIT FL8 does not have OC triggers or IC triggers.

The junior notes that we have retained in our CMBS securitizations include the class of junior notes that is subject to the first dollar of loss.

Loans payable on real estate

As of September 30, 2018, and December 31, 2017, we had $40,906 and $62,297, respectively, of other indebtedness outstanding relating to loans payable on consolidated real estate. These loans are secured by specific consolidated real estate assets included in our consolidated balance sheets.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

Maturity of Indebtedness

Generally, the majority of our indebtedness is payable in full upon the maturity or termination date of the underlying indebtedness. The following table displays the aggregate contractual maturities of our indebtedness, outstanding as of September 30, 2018, on or before December 31 by year:

	Recourse indebtedness	Non-recourse indebtedness
2018	$-	$183
2019	65,356	749
2020	-	779
2021	-	39,195
2022	-	-
Thereafter (1)	169,188	557,417
Total	$234,544	$598,323
(1)

Includes $871 of our 7.0% convertible senior notes which were fully redeemed at par in October 2018. Includes $68,222 of our 4.0% convertible senior notes which are redeemable, at par at the option of the holder in October 2018, October 2023, and October 2028. On October 1, 2018, we repurchased $67,943 in principal amount of the 4.0% convertible senior notes at par pursuant to the exercise by the holders of these notes of their redemption option, leaving $279 aggregate principal amount outstanding. On October 2, 2018, we notified the Trustee for the 4% convertible senior notes that we would exercise our right to optionally redeem and cancel the remaining $279 on November 16, 2018.

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

We designate interest rate hedge agreements at inception and determine whether or not the interest rate hedge agreement is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. We use regression analysis to assess the effectiveness of our hedging relationship and use the hypothetical derivative method to measure any ineffectiveness at each reporting period. As of September 30, 2018, all of our cash flow hedge interest rate swaps had reached maturity. As of September 30, 2018, no new cash flow hedge interest rate swaps have been entered into.

The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments as of September 30, 2018 and December 31, 2017:

	As of September 30, 2018			As of December 31, 2017
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities

Interest rate caps	$—	$—	$—	$—	$—	$—
Interest rate swaps	—	—	—	12,650	11	—
Net fair value	$—	$—	$—	$12,650	$11	$—

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

Changes in fair value on our other interest rate derivatives are reported in change in fair value of financial instruments in the Consolidated Statements of Operations.

NOTE 7: FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments” requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of investments in mortgage loans, mezzanine loans, preferred equity interests, CDO notes payable, convertible senior notes, junior subordinated notes, and derivative assets and liabilities is based on significant observable and unobservable inputs. The fair value of cash and cash equivalents, restricted cash, CMBS facilities, and other indebtedness approximates their carrying amount or unpaid principal balance due to the nature of these instruments.

Fair Value of Investment in Mortgage Loans, Held for Investment

The fair value of mortgage loans held for investment is determined using an exit price notion. Prior to adopting the January 2016 amendment to FASB ASC Topic 825, we measured the fair value of mortgage loans held for investment under an entry price notion. The entry price notion previously applied used a discounted cash flows technique to calculate the present value of expected future cash flows for a financial instrument. The exit price notion uses the same approach, but also incorporates other factors, such as enhanced credit risk, illiquidity risk, and market factors. We determined the fair value on substantially all of our loans for disclosure purposes, on an individual loan basis. The discount rates reflect current market rates for loans with similar terms to borrowers having similar credit quality on an exit price basis.

The following table summarizes the carrying amount and the fair value of our financial instruments as of September 30, 2018:

Financial Instrument	Carrying Amount	Estimated Fair Value
Assets
Total investment in mortgage loans, held for investment, net	$604,293	$579,874
Investment in mortgage loans, held for sale	4,673	4,673
Cash and cash equivalents	98,352	98,352
Restricted cash	86,154	86,154
Liabilities
Recourse indebtedness:
7.0% convertible senior notes	836	579
4.0% convertible senior notes	66,574	68,817
7.625% senior notes	55,042	44,338
7.125% senior notes	64,864	63,619
Junior subordinated notes, at fair value	8,323	8,323
Junior subordinated notes, at amortized cost	25,100	9,210
Non-recourse indebtedness:
CDO notes payable, at amortized cost	152,446	123,453
CMBS securitizations	401,140	404,046
Loans payable on real estate	40,662	40,289

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2018

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

Fair Value Measurements

The following table summarizes information about our liabilities measured at fair value on a recurring basis as of September 30, 2018, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

Liabilities:	Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (1)	Significant Unobservable Inputs (Level 3) (1)	Balance as of September 30, 2018
Junior subordinated notes, at fair value	$—	$—	$8,323	$8,323
Total liabilities	$—	$—	$8,323	$8,323

(1)	During the nine months ended September 30, 2018, there were no transfers between Level 1 and Level 2, and there were no transfers into and/or out of Level 3.

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

As of September 30, 2018

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

When estimating the fair value of our Level 3 financial instruments, management uses various observable and unobservable inputs. These inputs include yields, credit spreads, duration, effective dollar prices and overall market conditions on not only the exact financial instrument for which management is estimating the fair value, but also financial instruments that are similar or issued by the same issuer when such inputs are unavailable. Generally, an increase in the yields, credit spreads or estimated duration will decrease the fair value of our financial instruments. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value, as determined by management, may fluctuate from period to period and any ultimate liquidation or sale of the investment may result in proceeds that may be significantly different than fair value. For the fair value of our junior subordinated notes, at fair value, we estimate the fair value of these financial instruments using significant unobservable inputs. For the junior subordinated notes, at fair value, a discounted cash flow model was used as the valuation technique and the significant unobservable inputs as of September 30, 2018 include a discount rate of 20% and as of December 31, 2017 include discount rates ranging from 18.01% to 18.21%. The gains attributable to changes in instrument-specific credit risk were determined by discounting the future cash flows of the notes at base market interest rates and subtracting this amount from the total fair value of the instrument.

The following table summarizes additional information about assets and liabilities that are measured at fair value on a recurring basis for which we have utilized level 3 inputs to determine fair value for the nine months ended September 30, 2018:

Liabilities	Junior Subordinated Notes, at Fair Value	Total Level 3 Liabilities
Balance, as of December 31, 2017	$8,121	$8,121
Change in fair value of financial instruments	202	202
Balance, as of September 30, 2018	$8,323	$8,323

The following table summarizes additional information about assets and liabilities that are measured at fair value on a recurring basis for which we have utilized level 3 inputs to determine fair value for the three months ended September 30, 2018:

Liabilities	Junior Subordinated Notes, at Fair Value	Total Level 3 Liabilities
Balance, as of June 30, 2018	$5,111	$5,111
Change in fair value of financial instruments	3,212	3,212
Balance, as of September 30, 2018	$8,323	$8,323

Non-Recurring Fair Value Measurements

As of September 30, 2018, we measured two of our real estate assets at a fair value of $31,252 in our consolidated balance sheets as they were impaired.  The fair values were based on an executed purchase and sale agreement and the status of negotiations to sell the real estate asset and was classified within Level 2 of the fair value hierarchy.  The significant input was the purchase price derived by the potential buyer.

As of September 30, 2018, we measured one of our real estate assets at a fair value of $10,100 as it was impaired.  The fair value was based on an appraisal received on the property and was classified within Level 3 of the fair value hierarchy.  The significant inputs were the terminal capitalization rate of 9% and discount rate of 12.25%.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

Our other non-recurring fair value measurements relate primarily to our commercial real estate loans that are considered impaired. In evaluating our impaired loans, we estimate the fair value of the underlying collateral of the respective commercial real estate loan and compare that fair value to our total investment in the loan. When estimating the fair value of the underlying collateral of the commercial real estate loan, management uses discounted cash flow analyses and/or direct capitalization valuation analyses. The significant inputs to these valuations are capitalization rates and discount rates and are based on market information and comparable sales of similar properties.  As of September 30, 2018, we measured the underlying collateral of nine of our loans at a fair value of $101,450 in our consolidated balance sheet as they were impaired.

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

	Carrying Amount as of September 30, 2018	Estimated Fair Value as of September 30, 2018	Valuation Technique	Level in Fair Value Hierarchy
Total investment in mortgage loans, held for investment, net	$604,293	$579,874	Discounted cash flows	Three
Investment in mortgage loans, held for sale	4,673	4,673	Discounted cash flows	Three
7.0% convertible senior notes	836	579	Trading price	Two
4.0% convertible senior notes	66,574	68,817	Trading price	Two
7.625% senior notes	55,042	44,338	Trading price	Two
7.125% senior notes	64,864	63,619	Trading price	Two
Junior subordinated notes, at amortized cost	25,100	9,210	Discounted cash flows	Three
CDO notes payable, at amortized cost	152,446	123,453	Discounted cash flows	Three
CMBS securitizations	401,140	404,046	Discounted cash flows	Three
Loans payable on real estate	40,662	40,289	Discounted cash flows	Three

	Carrying Amount as of December 31, 2017	Estimated Fair Value as of December 31, 2017	Valuation Technique	Level in Fair Value Hierarchy
Total investment in mortgage loans, held for investment, net	$1,255,723	$1,252,780	Discounted cash flows	Three
7.0% convertible senior notes	833	533	Trading price	Two
4.0% convertible senior notes	106,800	103,457	Trading price	Two
7.625% senior notes	54,867	43,009	Trading price	Two
7.125% senior notes	67,474	61,567	Trading price	Two
Senior secured notes	11,063	11,197	Discounted cash flows	Three
Junior subordinated notes, at amortized cost	25,100	8,849	Discounted cash flows	Three
CDO notes payable, at amortized cost	254,724	196,212	Discounted cash flows	Three
CMBS securitizations	736,586	744,359	Discounted cash flows	Three
Loans payable on real estate	61,922	64,377	Discounted cash flows	Three
Other indebtedness	40,955	40,830	Discounted cash flows	Three

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

The following table summarizes realized and unrealized gains and losses on assets and liabilities for which we elected the fair value option of FASB ASC Topic 825, “Financial Instruments” and derivatives as reported in change in fair value of financial instruments in the accompanying consolidated statements of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Description	2018	2017	2018	2017
Change in fair value of junior subordinated notes	$(410)	$3,270	$(682)	$2,568
Change in fair value of derivatives	—	(17)	470	(275)
Change in fair value of warrants and investors SARs	—	1,500	—	4,400
Change in fair value of financial instruments	$(410)	$4,753	$(212)	$6,693

The changes in the fair value for the junior subordinated notes for which the fair value option was elected for the three and nine months ended September 30, 2018 was primarily attributable to changes in base market interest rates. The changes in the fair value for the junior subordinated notes for which the fair value option was elected for the three and nine months ended September 30, 2017 was primarily attributable to changes in base market interest rates and instrument specific credit risks. The changes in the fair value of derivatives for the three and nine months ended September 30, 2018 and 2017 was primarily attributable to changes in interest rates. The changes in fair value of the warrants and investor SARs for the three and nine months ended September 30, 2017 was primarily attributable to changes in the reference stock price and volatility.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 8: VARIABLE INTEREST ENTITIES

The determination of when to consolidate a VIE is based on the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance together with either the obligation to absorb losses or the right to receive benefits that could be significant to the VIE. We evaluated our investments and determined that, as of September 30, 2018, our consolidated VIEs were: RAIT I, RAIT II, RAIT FL7, RAIT FL8, and the RAIT VIE Properties (Willow Grove and Cherry Hill).  As of December 31, 2017, our consolidated VIEs included the aforementioned VIEs and the two ventures described in Note 5: Indebtedness (RAIT Venture VIEs).

We consolidate the securitizations that we sponsor for which we have retained interests in and control the significant decisions regarding the collateral in these entities, such as the approval of loan workouts.  As of September 30, 2018, we consolidated the VIE properties as we own a majority of these entities and control the significant capital and operating decisions regarding the properties.

The following tables present the assets and liabilities of our consolidated VIEs as of each respective date. Certain amounts included in the tables below are eliminated upon consolidation with our other subsidiaries that maintain investments in the debt or equity securities issued by these entities.

	As of September 30, 2018
	RAIT Securitizations	RAIT VIE Properties	Total
Assets
Investments in commercial mortgage loans, mezzanine loans and preferred equity interests	$756,004	$—	$756,004
Investments in real estate	—	18,133	18,133
Cash and cash equivalents	—	197	197
Restricted cash	36,512	302	36,814
Accrued interest receivable	26,286	—	26,286
Other assets	72	3,971	4,043
Total assets	$818,874	$22,603	$841,477
Liabilities and Equity
Indebtedness, net	$784,873	$19,530	$804,403
Accrued interest payable	1,769	5,748	7,517
Accounts payable and accrued expenses	69	3,257	3,326
Deferred taxes, borrowers’ escrows and other liabilities	—	197	197
Total liabilities	786,711	28,732	815,443
Equity:
Shareholders’ equity:
RAIT investment and Retained earnings (deficit)	32,163	(6,129)	26,034
Total shareholders’ equity	32,163	(6,129)	26,034
Total liabilities and equity	$818,874	$22,603	$841,477

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

	As of December 31, 2017
	RAIT Securitizations	RAIT VIE Properties	RAIT Venture VIE	Total
Assets
Investments in commercial mortgage loans, mezzanine loans and preferred equity interests	$1,082,528	$—	$349,924	$1,432,452
Investments in real estate	—	18,634	—	18,634
Cash and cash equivalents	—	283	92	375
Restricted cash	1,068	237	10	1,315
Accrued interest receivable	41,639	—	2,462	44,101
Other assets	16,860	3,954	—	20,814
Total assets	$1,142,095	$23,108	$352,488	$1,517,691
Liabilities and Equity
Indebtedness, net	$1,034,750	$19,630	$354,835	$1,409,215
Accrued interest payable	1,869	5,356	1,111	8,336
Accounts payable and accrued expenses	23	3,274	—	3,297
Deferred taxes, borrowers’ escrows and other liabilities	—	184	643	827
Total liabilities	1,036,642	28,444	356,589	1,421,675
Equity:
Shareholders’ equity:
RAIT investment and Retained earnings (deficit)	105,453	(5,336)	(4,140)	95,978
Total shareholders’ equity	105,453	(5,336)	(4,140)	95,977
Noncontrolling Interests	—	—	39	39
Total liabilities and equity	$1,142,095	$23,108	$352,488	$1,517,691

The assets of the VIEs can only be used to settle obligations of the VIEs and are not available to our creditors. The amounts that eliminate in consolidation include $156,195 of total investments in mortgage loans and $244,116 of indebtedness as of September 30, 2018 and $257,625 of total investments in mortgage loans and $370,351 of indebtedness as of December 31, 2017. We do not have any contractual obligation to provide the VIEs listed above with any financial support. We have not and do not intend to provide financial support to these VIEs that we were not previously contractually required to provide.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2018

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

Prior to the sale, RAIT IV was the holder of:

•

60% of the units, or the FL5 Interests, of Holdings 2016, which controls RAIT – Melody 2016 Holdings Trust. This trust owned, at the time of sale, various classes of non-investment grade bonds and the equity of FL5 with the remaining 40% of the units of Holdings 2016 being held by affiliates of the Purchaser; and

•

60% of the units, or the FL6 Interests, of Holdings 2017, which controls RAIT – Melody 2017 Holdings Trust. This trust owned, at the time of sale, various classes of non-investment grade bonds and the equity of FL6 with the remaining 40% of the units of Holdings 2017 being held by affiliates of the Purchaser.

Holdings 2016 and Holdings 2017, have been referred to as the RAIT Venture VIEs.  As a result of the sale, RAIT is no longer the primary beneficiary of the RAIT Venture VIEs, FL5 or FL6.  Therefore, RAIT deconsolidated those entities as of June 27, 2018.

The following table summarizes the effects of deconsolidating the RAIT Venture VIEs, RAIT FL5 and RAIT FL6 from our balance sheet as of June 27, 2018:

As of June 27, 2018
Assets
Commercial mortgage loans, mezzanine loans, and preferred equity interests	$266,502
Cash and cash equivalents	189
Restricted cash	22,569
Accrued interest receivable	1,191
Other assets	1,233
Total assets	$291,684
Liabilities
Indebtedness, net	$205,137
Accrued interest payable	502
Accounts payable and accrued expenses	45
Borrowers' escrows	22,549
Deferred taxes and other liabilities	531
Total liabilities	228,764
Equity:
Stockholders' equity:
Noncontrolling interests	111
Total liabilities and equity	$228,875

RAIT IV's net investment in RAIT FL5 & RAIT FL6	$62,809
Purchase price for RAIT IV's FL5 Interests & FL6 Interests	54,632
Loss on deconsolidation of RAIT Venture VIEs, RAIT FL5 & RAIT FL6	$(8,177)

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2018

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

As discussed in Note 1: The Company, on June 27, 2018, we entered into a Redemption and Exchange Agreement with the Investor whereby we redeemed and cancelled the remaining 2,939,190 preferred units of RAIT IV and RAIT’s corresponding Series D preferred shares for $56,765 of cash received by RAIT IV from the sale of the Interests, defined available cash held by RAIT IV and $16,715 of liquidation preference of RAIT’s publicly traded Series A preferred shares, Series B preferred shares and Series C preferred shares.  Accordingly, the Investor received 383,147 of RAIT’s Series A preferred shares, 167,828 of RAIT’s Series B preferred shares, and 117,605 of RAIT’s Series C preferred shares.  In addition, RAIT paid the Investor an exchange fee of $418.  The Redemption and Exchange Agreement also provided for the termination of the Securities Purchase Agreement and mutual releases between RAIT and the Investor of the previously reported dispute between the two parties.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2018

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 10: SHAREHOLDERS’ EQUITY

Preferred Shares

Dividends:

RAIT’s Board determined that it would suspend the dividend on RAIT’s outstanding preferred shares on June 12, 2018. The Board considers dividends on a quarterly basis.

The following table summarizes the dividends we declared and paid on the preferred shares for the nine months ended September 30, 2018:

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

As discussed in Note 9: Series D Preferred Shares, on June 27, 2018, we redeemed and cancelled the remaining 2,939,190 preferred units of RAIT IV and RAIT’s corresponding Series D preferred shares for $56,765 of cash received by RAIT IV from the sale of the Interests, defined available cash held by RAIT IV and $16,715 of liquidation preference of RAIT’s publicly traded Series A preferred shares, Series B preferred shares, and Series C preferred shares (383,147 of Series A preferred shares, 167,828 of Series B preferred shares and 117,605 of Series C preferred shares).  Upon issuance, the Series A preferred shares had a fair value of $2,498, the Series B preferred shares had a fair value of $1,091 and the Series C preferred shares had a fair value of $776, based on the closing prices of the respective shares on June 27, 2018.

In the second quarter of 2018, the Board elected not to declare a dividend on RAIT’s Series A, B and C preferred shares. As of September 30, 2018, $10,125 of dividends on these shares were unpaid and in arrears. These dividends in arrears are included in (income) loss allocated to preferred shares on our consolidated statements of operations since they represent a claim on earnings superior to common shareholders, but have not been accrued as a liability since they have not been declared.

At Market Issuance Sales Agreement (ATM):

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2018

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

As of September 30, 2018, while 2,724,935 Series A Preferred Shares, 947,496 Series B Preferred Shares, and 999,675 Series C Preferred Shares had not been issued under the 2014 Preferred ATM agreement, we would need to register them for sale under the Securities Act of 1933, as amended, prior to issuing any such securities.

Common Shares

Dividends:

RAIT’s Board determined that it would suspend the dividend on RAIT’s outstanding common shares on November 1, 2017.  The Board considers dividends on a quarterly basis.

During the three and nine months ended September 30, 2018, we paid $12 and $117, respectively, of dividends on restricted common share awards that vested in each respective period. These dividends were declared during the vesting period but remained forfeitable prior to vesting and became payable upon vesting in accordance with the terms of these awards.

Dividend Reinvestment and Share Purchase Plan (DRSPP):

We have a dividend reinvestment and share purchase plan, or DRSPP, under which we registered and reserved for issuance, in the aggregate, 210,000 common shares, which has been adjusted for the Reverse Stock Split. During the nine months ended September 30, 2018, we issued a total of zero common shares. As of September 30, 2018, 154,783 common shares, in the aggregate, remain available for issuance under the DRSPP.

Capital on Demand™ Sales Agreement (COD):

On November 21, 2012, we entered into a Capital on Demand™ Sales Agreement, or the COD sales agreement, with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we may issue and sell up to 200,000 of our common shares, which has been adjusted for the reverse stock split, from time to time through JonesTrading acting as agent and/or principal, subject to the terms and conditions of the COD sales agreement. Unless the COD sales agreement is earlier terminated by JonesTrading or us, the COD sales agreement automatically terminates upon the issuance and sale of all of the common shares subject to the COD sales agreement. During the nine months ended September 30, 2018, we did not issue any common shares pursuant to this agreement. As of September 30, 2018, while 158,378 common shares, in the aggregate, which has been adjusted for the Reverse Stock Split, had not been issued under the COD sales agreement, we would need to register them for sale under the Securities Act of 1933, as amended, prior to issuing any such securities.

Shareholders’ Equity Attributable to Common Shares:

As of September 30, 2018, total shareholders’ equity attributable to common shares was a deficit of $165,447.

Non-Controlling Interests

RAIT Venture VIEs:

During the nine months ended September 30, 2018, the 2017 RAIT Venture VIE, which elected to be taxed as a REIT and that was formed in 2017 to hold the junior subordinated notes of FL-6, sold 125 preferred shares of the 2017 RAIT Venture VIE to unaffiliated purchasers.  The price was $1,000 per share and the 2017 RAIT Venture VIE received $76 of net proceeds. During the

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

nine months ended September 30, 2018, we distributed $15 to the non-controlling interest holders of the RAIT Venture VIEs. Refer to Note 2: Summary of Significant Accounting Policies, (p) Income Taxes, and Note 5: Indebtedness for further discussion about these entities.

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

NOTE 11: EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Income (loss)	$(21,038)	$(15,843)	$(105,766)	$(154,266)
(Income) loss allocated to preferred shares	(5,063)	(8,387)	(4,591)	(25,730)
(Income) loss allocated to noncontrolling interests	—	—	—	(76)
Net income (loss) allocable to common shares	(26,101)	(24,230)	(110,357)	(180,072)
Weighted-average shares outstanding—Basic (1)	1,840,168	1,831,193	1,839,172	1,828,778
Dilutive securities	—	—	—	—
Weighted-average shares outstanding—Diluted (1)	1,840,168	1,831,193	1,839,172	1,828,778
Earnings (loss) per share—Basic:
Earnings (loss) per share—Basic	$(14.18)	$(13.23)	$(60.00)	$(98.47)
Earnings (loss) per share—Diluted:
Earnings (loss) per share—Diluted	$(14.18)	$(13.23)	$(60.00)	$(98.47)

(1)	All share and per-share amounts have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented herein.

For the three and nine months ended September 30, 2018, securities convertible into 162,170 and 164,786 common shares, respectively, were excluded from the earnings (loss) per share computations because their effect would have been anti-dilutive. For the three and nine months ended September 30, 2017, securities convertible into 523,243 and 520,507 common shares, respectively, were excluded from the earnings (loss) per share computations because their effect would have been anti-dilutive.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2018

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

Almanac Realty

On June 27, 2018, the purchase agreement that previously provided for Andrew M. Silberstein to serve as a trustee on our board was terminated as part of the Redemption and Exchange Agreement that was entered into with the Investor on June 27, 2018.  As part of the Redemption and Exchange Agreement, Mr. Silberstein resigned as a trustee.  While Mr. Silberstein was a trustee, his trustee fees were paid to the Investor.  Mr. Silberstein is an equity owner of Almanac and an officer of the Investor and holds indirect equity interests in the Investor. The transactions completed pursuant to the purchase agreement are described above in Note 9: Series D Preferred Shares.  Subsequent to June 27, 2018, Almanac is not considered a related party.

Ballard Spahr LLP

On June 27, 2017, Justin P. Klein was appointed as a trustee on our board.  Mr. Klein is a partner at Ballard Spahr LLP. RAIT has paid Ballard Spahr LLP $3 and $88 during the three and nine months ended September 30, 2018. The approximate dollar value of Mr. Klein’s interest in these fees was less than $1 for the nine months ended September 30, 2018, based on Mr. Klein’s Ballard partnership interest.

Charles Frischer and the Libby Frischer Family Partnership

On March 30, 2018, the Libby Frischer Family Partnership, or LFFP, Charles F. Frischer, or Mr. Frischer, and RAIT signed a letter which provided that RAIT would exempt LFFP from RAIT’s common share ownership limit up to an amount equal to 12.5%. Mr. Frischer is the general partner of LFFP.

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

IRT

During 2017, RAIT engaged in transactions with a former related party, Independence Realty Trust, or IRT. RAIT ended its last arrangement with IRT as of December 20, 2017 and does not consider IRT to be a related party after that date. The following are the transactions with IRT for the nine months ended September 30, 2017:

Pursuant to a shared services agreement, IRT reimbursed RAIT $727 for general and administrative services for the nine months ended September 30, 2017.  In addition, during the nine months ended September 30, 2017, IRT reimbursed RAIT for $155 of general and administrative items that were paid on IRT’s behalf.

Pursuant to property management agreements with IRT with respect to RAIT’s multifamily properties, RAIT paid IRT $239 of property management fees for the nine months ended September 30, 2017.  This is reflected within real estate operating expense in our consolidated statements of operations.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

Other

On December 20, 2016, Scott F. Schaeffer resigned from his position as Chief Executive Officer of RAIT and became the full-time Chief Executive Officer of IRT.  On the same date, Scott F. Schaeffer entered into a one year consulting agreement with RAIT for which he received compensation of $375.  For the nine months ended September 30, 2017, $282 was earned and paid related to this consulting agreement, which is reflected in general and administrative expenses in our consolidated statements of operations. In accordance with the Memorandum of Understanding dated September 26, 2016, which memorialized the terms of Scott F. Schaeffer’s resignation, RAIT granted Scott F. Schaeffer 150,000 unvested shares of common stock on December 23, 2016, and made a $500 cash payment in January 2017.  The shares vested 50% on the six month anniversary and 50% on the one year anniversary of the grant date.

In accordance with the Memorandum of Understanding dated September 26, 2016, which memorialized the terms of James J. Sebra’s resignation, he was owed a cash bonus, payable in 2017, equal to 25% of his cash bonus for the year ended December 31, 2016.  As of September 30, 2017, $110 had been accrued as a payable for this cash bonus, which was subsequently paid.

NOTE 13: SUPPLEMENTAL DISCLOSURE TO STATEMENT OF CASH FLOWS

The following are supplemental disclosures to the statements of cash flows for the nine months ended September 30, 2018 and 2017:

	For the Nine Months Ended September 30,
	2018	2017
Cash paid for interest	$37,487	$45,197
Cash paid (refunds received) for taxes	(1)	(70)
Non-cash increase in investments in real estate, intangible assets, and other liabilities from conversion of loans	—	1,590
Non-cash increase (decrease) in investments in real estate, restricted cash, other assets, intangible assets, accounts payable and accrued expenses, and other liabilities from deconsolidation of properties	907	(84,285)
Non-cash increase (decrease) in indebtedness from debt extinguishments	(1,464)	(4,640)
Non-cash increase (decrease) to noncontrolling interests from distribution of limited partnership units on South Terrace	—	(1,618)
Non-cash increase (decrease) in indebtedness from deconsolidation of properties	—	(64,790)

For a discussion of the non-cash changes in indebtedness and investments in real estate, restricted cash, other assets, intangible assets, accounts payable and accrued expenses, and other liabilities that occurred during the nine months ended September 30, 2018, see Note 4: Investments in Real Estate and Note 5: Indebtedness.

During the nine months ended September 30, 2018, we transferred nine loans to held for sale as we had the intention and ability to sell these loans. The transfer was made at the lower of cost or fair value for each respective loan. During the nine months ended September 30, 2018, we sold six loans, which had an unpaid principal balance and carrying amount of $31,377. See Note 3: Investment in Commercial Mortgage Loans, Mezzanine Loans, and Preferred Equity Interests for further discussion.

During the nine months ended September 30, 2018, we acquired the noncontrolling interests related to PlazAmericas Mall for $343, including transaction costs. See Note 10: Shareholders’ Equity for further discussion.

During the nine months ended September 30, 2018, we redeemed and cancelled the remaining 2,939,190 preferred units of RAIT IV and the corresponding Series D preferred shares for $56,765 of cash from RAIT IV’s sale of the Interests, $2,133 of other cash held by RAIT IV and $16,715 of liquidation preference of RAIT’s publicly traded Series A preferred shares, Series B preferred shares and Series C preferred shares. See Note 9: Series D Preferred Shares for further discussion.

The following table summarizes our cash and cash equivalents and restricted cash balances as of September 30, 2018 and September 30, 2017:

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

	As of September 30, 2018	As of September 30, 2017
Cash and cash equivalents	$98,352	$46,019
Restricted cash	86,154	142,489
Total cash and cash equivalents and restricted cash	$184,506	$188,508

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

Employment Related Commitments and Contingencies

On February 21, 2018, Scott L.N. Davidson, our former Chief Executive Officer and President, pursuant to his previously disclosed employment agreement with us provided notice to RAIT of his intent to resign from his employment with RAIT for “Good Reason” (as defined in his employment agreement). While RAIT and Mr. Davidson entered into a separation agreement, under which Mr. Davidson’s employment with RAIT terminated effective February 28, 2018, each reserved their respective rights as to whether “Good Reason” exists.  On May 16, 2018, Mr. Davidson filed for arbitration against RAIT and, on June 14, 2018, against the trustees for RAIT's alleged non-payment of post-resignation compensation which he claims he is entitled to under his employment contract in the amount of $4,547 and alleged that the non-payment also constituted a breach of the Pennsylvania Wage Payment and Collection Law which he claims entitles him to interest, attorney’s fees, costs and liquidated damages. We have not accrued any liability related to this matter as we have concluded it is not probable that a loss has been incurred. We may incur additional expenses and costs in connection with Mr. Davidson’s separation from RAIT.

During the nine months ended September 30, 2017, we reached an agreement in principle to settle a matter with a former employee for $175.  This amount had been accrued as a liability as of June 30, 2017 and was subsequently paid during the third quarter of 2017.

RAIT Preferred Funding II, Ltd. v. CWCapital Asset Management LLC, et al.–Index No. 651729/2016 (Sup. Ct. N.Y.)

On September 20, 2017, RAIT Preferred Funding II, Ltd., or RAIT II, filed an amended complaint against CWCapital Asset Management, LLC, or CWCapital, Wells Fargo Bank N.A., or Wells Fargo, and U.S. Bank N.A., or U.S. Bank. This action concerns a loan, or the mortgage loan, to a non-party borrower, or the borrower, made in 2007.  RAIT II purchased $18,500 of the mortgage loan for which it holds a promissory note, or note B.  U.S. Bank is the trustee for a securitization trust that purchased the remaining $190,000 of the mortgage loan and for which it held a promissory note, or note A.  CWCapital is the special servicer and Wells Fargo is the master servicer for the mortgage loan (including note A and note B).  The parties’ rights and obligations are governed by, among other things, a pooling and servicing agreement and a co-lender agreement.  The mortgage loan was repaid in May of 2017, and the defendants have alleged that RAIT II was not entitled to receive any payoff of principal under note B pursuant to the subordination and other provisions of the co-lender agreement.  RAIT charged off its $18,500 note B during the year ended December 31, 2017.  In the amended complaint, RAIT II alleges, among other things, that the defendants breached certain of their obligations under the operative documents and RAIT II should have received, among other things, all of its $18,500 principal under note B.  The court denied defendants’ motion to dismiss RAIT II’s amended complaint, and the parties are now in the midst of the discovery phase of the litigation.

Loan Funding Commitments

Certain of the existing mortgage loans that we previously originated contain commitments to fund certain amounts that were not funded upon the origination of the mortgage loan. Senior participation interests in these loans are held by certain of our FL

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of September 30, 2018

(Unaudited and dollars in thousands, except share and per share amounts)

securitizations and these FL securitizations are required to purchase additional participation interests in these loans that include the funded portions of these funding commitments from us and at our direction as the commitments are funded by us and as funds become available from loan payoffs in the FL securitization. As of September 30, 2018, our total outstanding funding commitment was $9,990.

NOTE 15: SUBSEQUENT EVENTS

We have evaluated subsequent events or transactions that have occurred after the consolidated balance sheet date of September 30, 2018, but prior to the filing of the consolidated financial statements on this Quarterly Report on Form 10-Q. We have determined that, except as disclosed within this Note and other Notes, there are no subsequent events that require disclosure in this Quarterly Report on Form 10-Q.

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

•	whether RAIT will be able to continue to opportunistically divest and maximize the value of RAIT’s legacy REO portfolio, and the majority of RAIT’s non-lending assets;
•	whether RAIT will be able to opportunistically divest and maximize the value of certain of RAIT’s loans and/or RAIT FL7 and/or RAIT FL8;
•	whether the divestiture of RAIT’s CRE portfolio will lead to lower asset management costs and lower expenses;
•	whether RAIT will be able to reduce compensation and G&A expenses and indebtedness;
•	whether RAIT will resume paying dividends and the amount of such dividends;
•	overall conditions in commercial real estate and the economy generally;
•	whether market conditions will enable RAIT to continue to implement our capital recycling and debt reduction plan involving selling assets and repurchasing or paying down our debt;
•	changes in the expected yield of our investments;
•	changes in financial markets and interest rates, or to the business or financial condition of RAIT;
•	whether the amount of loan repayments will be at the level assumed;
•	whether our management changes will be successfully implemented;
•	whether RAIT will be able to sell real estate properties and certain loans;
•	the availability of financing and capital, including through the capital and securitization markets;
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

During the nine months ended September 30, 2018, we continued to undertake steps intended to increase RAIT’s liquidity and better position RAIT to meet its financial obligations as they come due.  We refer to these steps as the 2018 strategic steps and they include, but are not limited to:

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
o

On June 27, 2018, we redeemed and cancelled the remaining 2,939,190 Series D preferred shares (and linked preferred units of RAIT IV) for $56.8 million of cash received by RAIT IV from the sale of RAIT IV’s FL5 Interests and FL6 Interests, defined available cash held by RAIT IV and $16.7 million of liquidation preference of RAIT’s publicly traded Series A preferred shares, Series B preferred shares and Series C preferred shares. Refer to section titled “Sale of FL5 Interests & FL6 Interests and Series D Preferred Shares Redemption” below for further information.

•	Debt Reductions
o

RAIT’s indebtedness, based on principal amount, declined by $125.3 million, or 13.1%, during the three months ended September 30, 2018, and declined by $586.8 million, or 41.3%, during the nine months ended September 30, 2018.

o

Total recourse debt, excluding RAIT’s secured warehouse facilities, declined by $12.6 million, or 5.1% during the three months ended September 30, 2018, and declined by $56.8 million, or 19.5%, during the nine months ended September 30, 2018.

o	In October 2018, RAIT redeemed $68.8 million of recourse debt.

•	Asset Monetization Plan and Liquidity Position
o

For the nine months ended September 30, 2018, RAIT has monetized certain loans and real estate assets in the aggregate amount of $267.2 million.  These monetizations include sales of loans, sales of real estate assets and repayments of loans.  After selling costs and repayment of obligations secured by those assets of $131.7 million, RAIT received net proceeds of $135.5 million.

o	RAIT’s cash and cash equivalents balance as of September 30, 2018 was $98.4 million and $28.8 million as of November 1, 2018.

•	Compensation & General and Administrative, or G&A, Expenses
o

RAIT implemented a reduction in force of certain of its employees determined to be non-essential to RAIT’s implementation of the 2018 strategic steps, which has contributed to the reduced run rate of base compensation expense from approximately $2.5 million per quarter at December 31, 2017 to approximately $1.4 million per quarter subsequent to the reduction in force.

o	RAIT implemented a retention plan, which RAIT expects to incentivize its executive and non-executive employees to remain employed at RAIT and to work to implement the 2018 strategic steps.
o

In connection with the implementation of the 2018 strategic steps, the earlier strategic alternatives process, redemption of the Series D preferred shares discussed above and other matters including our NYSE continued listing status, RAIT incurred significant legal and consulting expenses which led to an increased level of G&A expenses during the nine months ended September 30, 2018.  These items contributed to $13.3 million of G&A expenses during the nine months ended September 30, 2018.

During the three months ended September 30, 2018, we generated GAAP net income (loss) allocable to common shares of $(26.1) million, or $(14.18) per common share-diluted, as compared to $(24.2) million, or $(13.23) per common share-diluted, during the three months ended September 30, 2017.

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

Prior to the sale, RAIT, through its subsidiary RAIT IV, was the holder of:

•

60% of the units, or the FL5 Interests, of RAIT – Melody 2016 Holdings, LLC, or Holdings 2016, which controls RAIT – Melody 2016 Holdings Trust. This trust owned, at the time of sale, various classes of non-investment grade bonds and the equity of FL5 with the remaining 40% of the units of Holdings 2016 being held by affiliates of the Purchaser; and

•

60% of the units, or the FL6 Interests, of RAIT – Melody 2017 Holdings, LLC, or Holdings 2017, which controls RAIT – Melody 2017 Holdings Trust. This trust owned, at the time of sale, various classes of non-investment grade bonds and the equity of FL6 with the remaining 40% of the units of Holdings 2017 being held by affiliates of the Purchaser.

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

Also on June 27, 2018, RAIT, several of RAIT’s subsidiaries, and ARS VI Investor I, LP, or the Investor, entered into a Redemption and Exchange Agreement whereby RAIT redeemed and cancelled the remaining 2,939,190 preferred units of RAIT IV and RAIT’s corresponding Series D preferred shares, for $56.8 million of cash received by RAIT IV from the sale of the Interests, defined available cash held by RAIT IV and $16.7 million of liquidation preference of RAIT’s publicly traded Series A preferred shares, Series B preferred shares, and Series C preferred shares ($9.6 million of liquidation preference of Series A preferred shares, $4.2 million of liquidation preference of Series B preferred shares; and $2.9 million of liquidation preference of Series C preferred shares).

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

NYSE Continued Listing Status

As previously disclosed, effective September 21, 2017, RAIT received written notification, or NYSE Notice #1, from the New York Stock Exchange, or the NYSE, that RAIT was not in compliance with a NYSE continued listing standard in Rule 802.01C of the NYSE Listed Company Manual because the average closing price of RAIT’s common shares fell below $1.00 over a consecutive 30 trading-day period ending September 15, 2017. RAIT subsequently informed the NYSE that it intended to cure the price condition by proposing a reverse stock split or other action that may require approval of its shareholders.

On May 11, 2018, RAIT received written notification, or NYSE Notice #2, from the NYSE that RAIT was not in compliance with a NYSE continued listing standard in Rule 802.01D of the NYSE Listed Company Manual because the trading price of RAIT’s common shares fell below $0.16, which the NYSE staff interpreted as “abnormally low” and, as a result, the NYSE immediately suspended trading of all of RAIT’s listed securities.  On June 5, 2018, RAIT received written notification, or NYSE Notice #3, from the NYSE that RAIT was not in compliance with a NYSE continued listing standard in Rule 802.01B of the NYSE Listed Company Manual because RAIT had not maintained at least a $15.0 million average market capitalization over a 30-day trading period.  On May 29, 2018, RAIT sent a notice, or the Appeal Notice, to the NYSE appealing the NYSE staff’s determinations in NYSE Notice #2, requesting review of these determinations by a committee of the NYSE’s Board of Directors, the Review Committee, and requesting the opportunity to make an oral presentation to the Review Committee.  RAIT discussed the market capitalization continued listing standard in its Appeal Notice and has asked the Review Committee to review the NYSE staff’s determination in NYSE Notice #3 in its appeal.  The NYSE notified RAIT that RAIT’s appeal would be held on October 11, 2018.  As of the filing of this report, the NYSE has not notified RAIT of any decision by the NYSE regarding RAIT’s appeal.  During the appeal period, RAIT remains “listed” on the NYSE though trading in RAIT’s listed securities is suspended.  RAIT cannot provide any assurance that the appeal will be successful. If RAIT’s securities are ultimately delisted, RAIT expects them to continue to trade on the OTCQB market, subject to continued compliance with the continued trading requirements of the OTCQB.

See Item 1A of our Annual Report for risks relating to the potential consequences of our failure to meet NYSE continued listing standards.  As discussed further in Part I, Item1, “Financial Statements —Note 2: Summary of Significant Accounting Policies—Going Concern Considerations” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” substantially all of the obligations which could have put rights triggered by any NYSE delisting has been repaid and the remaining outstanding amount is expected to be repaid in November 2018.  As a result, the potential for our failure to remain listed on the NYSE to cause a default or cross default under our indebtedness or preferred shares has been significantly diminished.

Reverse Stock Split

Effective after the close of trading on August 13, 2018, we completed a one for fifty reverse stock split, or the Reverse Stock Split, as previously authorized by RAIT’s board of trustees, or the Board, pursuant to authority granted to the Board by RAIT’s common shareholders. The par value of common shares changed to $1.50 per share after the Reverse Stock Split from $0.03 per share prior to the Reverse Stock Split and every fifty shares issued and outstanding prior to the Reverse Stock Split were combined into one common share after the Reverse Stock Split. The Reverse Stock Split did not change the number of authorized common shares. These financial statements give retroactive effect to such Reverse Stock Split and all share and per share amounts have been adjusted accordingly. The Reverse Stock Split did not affect RAIT’s preferred shares, including the number of authorized or outstanding RAIT preferred shares or the dividend rate per share of any outstanding RAIT preferred shares.

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

The tables below describe certain characteristics of our held-for-investment commercial mortgage loans, mezzanine loans, and preferred equity interests as of September 30, 2018 (dollars in thousands):

	Carrying Value	Weighted- Average Coupon	Range of Maturities	Number of Loans
Commercial Real Estate (CRE) Loans
Commercial mortgage loans	$574,350	6.5%	Oct. 2018 to Jun. 2025	42
Mezzanine loans	21,286	13.3%	Jun. 2020 to Mar. 2023	2
Preferred equity interests	33,278	6.7%	Nov. 2018 to Jan. 2029	15
Total investments in loans	$628,914	6.8%		59

As of September 30, 2018, three mezzanine loans were classified as held for sale and had a carrying amount of $4.7 million.

During the nine months ended September 30, 2018, we originated $46.2 million of CRE loans prior to our implementation of the 2018 strategic steps.  During the nine months ended September 30, 2018, we received CRE loan repayments of $274.7 million and deconsolidated loans with an unpaid principal balance of $266.6 million.

During the nine months ended September 30, 2018, we sold certain loans which had an unpaid principal balance of $128.8 million and received gross proceeds of $123.1 million.  We received $74.9 million of net proceeds after payment of the costs to sell those loans and repayments of indebtedness secured by certain of those loans of $48.2 million.

Certain of our commercial mortgage loans, mezzanine loans and preferred equity interests provide for the accrual of interest at specified rates which differ from current payment terms.  We refer to these loans as cash flow loans.  Although a cash flow loan accrues interest at a stated rate, pursuant to forbearance or other agreements, the borrower is only required to pay interest each month at a minimum rate, which may be as low as zero percent, plus additional interest up to the stated rate to the extent of all remaining cash flow from the property underlying the loan after the payment of property operating expenses.  Please see Part I, Item 1, “Financial Statements —Note 2: Summary of Significant Accounting Policies—Revenue Recognition” for further information on these loans.  As of September 30, 2018, we held investments we characterized as cash flow loans, with a recorded investment (including accrued interest) of $124.0 million comprised of preferred equity interests totaling $41.1 million, bridge loans totaling $52.7 million and mezzanine loans totaling $30.2 million.

As of September 30, 2018, our nonaccrual loans total $123.5 million up from $98.6 million as of December 31, 2017 primarily due to a $30.0 million loan that was placed on nonaccrual status as of September 30, 2018.  We remain focused on working with our borrowers on these loans to either sell or refinance the underlying properties as expeditiously as possible.  As of September 30, 2018, we have a loan loss reserve of $23.6 million, representing approximately 19.2% of our nonaccrual loans and 3.8% of our total CRE loan portfolio.

We have historically financed our consolidated CRE loans on a long-term basis through securitizations. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Securitization Summary” for more information about our securitizations.

The charts below describe the property types and the geographic breakdown of our commercial mortgage loans, mezzanine loans, and preferred equity interests as of September 30, 2018:

(1)	Based on carrying amount.

REO Portfolio

As of September 30, 2018, our real estate portfolio had an aggregate gross cost (carrying value) of $132.5 million ($123.1 million) comprised of $51.5 million ($42.3 million) of office properties, $60.4 million ($60.3 million) of retail properties and $20.6 million ($20.6 million) of land. As of November 5, 2018, we have three REO properties under contracts for sale with an aggregate gross cost (carrying value), as of September 30, 2018, of approximately $50.7 million ($50.5 million).  In October 2018, we completed the conversion of one commercial mortgage loan to REO and as of November 5, 2018, that property is under contract for sale as well.

During the three and nine months ended September 30, 2018, we recognized impairment charges related to certain real estate assets of $13.3 million and $44.1 million, respectively, as it was more likely than not that we would dispose of the assets before the end of their previously estimated useful lives and a portion of our recorded investment in these assets was determined to not be recoverable.

During the three months ended September 30, 2018, due to the current conditions affecting one of our retail properties in its local market, we recognized an impairment charge on one of our retail properties. The analysis performed, which included a third-party appraisal, resulted in an impairment charge of $13.5 million.  We also recognized impairment charges of $0.6 million on three other assets based on the status of negotiations for the sale of the assets.  As discussed in Part I, Item 1, “Financial Statements —Note 2: Summary of Significant Accounting Policies”, we also corrected an error which resulted in the reversal of $0.9 million of asset impairment during the three months ended September 30, 2018.

During the nine months ended September 30, 2018, we recognized impairment charges on six of our real estate assets of $44.1 million.  Due to the current conditions affecting one of our retail properties in its local market, we recognized an impairment of $13.5 million based on a third-party appraisal.  Due to the current conditions affecting one of our retail properties in its local market as well as our current efforts to increase our liquidity, we accepted an offer to purchase this asset which resulted in an impairment charge of $17.2 million based on an executed purchase and sale agreement. We recognized impairment charges of $9.8 million on three assets based on the status of negotiations for the sale of the assets. An impairment charge of $3.6 million on the sixth asset was driven by a default on the asset’s associated ground lease.

We are continuing to market for sale several of our real estate properties, and the ultimate outcomes of the sales of those properties is dependent on current market conditions and demand specific to each individual property, among other factors. The ultimate outcomes of these processes may lead to additional impairment charges, which may have a material adverse effect on our financial condition and financial performance.

We have financed our portfolio of investments in commercial real estate through secured commercial mortgage loans held by either third-party lenders or our commercial real estate securitizations.

The table below describes certain characteristics of our REO Portfolio as of September 30, 2018 (dollars in thousands).  We have historically invested in real estate properties throughout the United States.

	Investments in Real Estate (1)	Average Physical Occupancy	Units/ Square Feet/ Acres	Number of Properties
Office real estate properties	$51,460	75.0%	349,999	3
Retail real estate properties	60,446	62.2%	1,144,292	4
Parcels of land	20,567	N/A	9.2	4
Total	$132,473	—		11
(1)	Based on properties owned as of September 30, 2018.

The charts below describe the property types and the geographic breakdown of our investments in real estate as of September 30, 2018:

(1)	Based on gross cost.

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

As of September 30, 2018, we had sponsored four outstanding securitizations with varying amounts of retained or residual interests held by us which we consolidate in our financial statements as follows: RAIT I, RAIT II, RAIT 2017-FL7 Trust, or RAIT-FL7 and RAIT 2017-FL8 Trust, or RAIT-FL8. We refer to RAIT FL7 and RAIT FL8 as the FL securitizations. We previously exercised our rights and unwound four other securitizations we had sponsored, RAIT 2013-FL1 Trust, or RAIT FL1, in 2015, RAIT 2014-FL2 Trust, or RAIT FL2, in 2016, RAIT 2014-FL3 Trust, or RAIT FL3, in April 2017, RAIT 2015-FL4 Trust, or RAIT FL4, in September 2017. We expect to exercise our rights to unwind RAIT II prior to December 31, 2018. During the three months ended June 30, 2018, we deconsolidated RAIT 2015-FL5 Trust or RAIT FL5 and RAIT 2016-FL6 or RAIT FL6 as described above. We originated substantially all the loans collateralizing RAIT I, RAIT II and the FL securitizations. We serve as the collateral manager, servicer and special servicer on RAIT I and RAIT II and as servicer and special servicer for each of the FL securitizations.

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

Repayment of the loans collateralizing RAIT I and RAIT II outside their contractual maturities are expected to be slower than 2017 levels for the foreseeable future. As of November 5, 2018, we have three REO properties under contracts for sale with an aggregate gross cost (carrying value), as of September 30, 2018, of approximately $50.7 million ($50.5 million). In October 2018, we completed the conversion of one commercial mortgage loan to REO and as of November 5, 2018, that property is under contract for sale as well. The related indebtedness of these properties is expected to be repaid with the proceeds of any sales, which primarily includes paying down the most senior notes outstanding issued by RAIT I and RAIT II, as applicable. We continue to evaluate our real estate portfolio with regards to identifying other possible properties to sell as part of our previously disclosed debt reduction plan.  Because we own properties that are financed, in part, by loans collateralizing RAIT I and RAIT II, sales of our properties could result in a significant reduction of our securitization notes payable. These repayments have reduced our returns from these securitizations and we expect future repayments to continue to reduce these returns. We currently expect a sufficient number of the remaining loans collateralizing RAIT II to be substantially repaid or otherwise disposed of by the end of 2018, which will allow us to redeem and collapse that securitization by such date. We do not expect the redemption of RAIT II to have a material impact to our financial position or financial results.

If the CDO notes issued by RAIT I and RAIT II have not been redeemed in full prior to the distribution date occurring in February 2019, in the case of RAIT I, and November 2018, in the case of RAIT II, then an auction of the collateral assets of RAIT I or RAIT II, as relevant, will continue to be conducted by the relevant trustee periodically thereafter and, if certain conditions set forth in the relevant indenture are satisfied, such collateral assets will be sold at the auction and the relevant CDO notes will be redeemed, in whole, but not in part, on such distribution date. Nine auctions for RAIT I and seventeen auctions for RAIT II have been held but no sales occurred as not all of the conditions precedent were satisfied.

In March 2018, a rating agency, DBRS Limited, or DBRS announced that it had placed all classes of the floating rate notes issued by RAIT FL5, RAIT FL6 and RAIT FL8 under review with negative implications. DBRS did this citing concerns over RAIT’s ability to continue to effectively service and special service these transactions due to RAIT’s announcement of the 2018 strategic steps. DBRS announced it would revisit the ratings once additional information becomes available. RAIT’s ability to act as servicer and special servicer for RAIT FL6 and RAIT FL8 could be materially adversely affected if RAIT is unable to address DBRS’ concerns.

A summary of the investments in our consolidated securitizations as of the most recent payment date is as follows:

Our Legacy Securitizations

•

RAIT I—RAIT I has $251.3 million of total collateral at par value, of which $41.1 million is defaulted. The current overcollateralization, or OC, test is passing at 121.8% with an OC trigger of 116.2%. We currently own $41.0 million of the securities that were originally rated investment grade and $200.0 million of the non-investment grade securities issued by this securitization. We are currently receiving all distributions required by the terms of our retained interests in this securitization and are receiving all of our collateral management fees.

•

RAIT II—RAIT II has $73.4 million of total collateral at par value, of which $18.5 million is defaulted. The current OC test is passing at 228.2% with an OC trigger of 111.7%. We currently own $9.2 million of the securities that were originally rated investment grade and $110.3 million of the non-investment grade securities issued by this securitization. We are currently receiving all distributions required by the terms of our retained interests in this securitization and are receiving all of our collateral management fees.

Our Floating Rate CMBS Securitizations

•

RAIT FL7—RAIT FL7 has $251.2 million of total collateral at par value, $9.0 million of which is in default. RAIT FL7 does not have OC triggers or IC triggers. RAIT FL7 has classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $185.7 million to investors. We currently own the less than investment grade classes of junior notes, including a class with an aggregate principal balance of $65.5 million, and the equity, or the retained interests, of RAIT FL7.

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

The below table summarizes the current outstanding balances in our consolidated securitizations as of the most recent payment date:

($ in millions)	RAIT I	RAIT II	FL 7	FL 8
Total Collateral Outstanding (Par)	$251.3	$73.4	$251.2	$223.0
Total Bonds Outstanding (Par)	$216.4	$54.6	$251.2	$223.0
Bonds Held by 3rd Parties Outstanding (Par)	$140.4	$9.2	$185.7	$178.8
RAIT Investment Grade Bond Ownership (Par) (1)	$41.0	$14.8	$-	$-
RAIT Below Investment Grade Bond Ownership (Par) (1)	$35.0	$30.5	$65.5	$44.2
RAIT Equity Interest Ownership (Par)	$165.0	$110.2	$-	$-
(1)	Investment grade and below investment grade determinations made based upon ratings of bonds upon their issuance.

Results of Operations

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

The following table sets forth information regarding our consolidated results of operations for the three months ended September 30, 2018 and 2017.

	For the Three Months Ended September 30,
	2018	2017	$ Variance	% Variance
Revenue:
Investment interest income	$8,353	$18,115	$(9,762)	-54%
Investment interest expense	(5,940)	(10,236)	4,296	-42%
Net interest margin	2,413	7,879	(5,466)	-69%
Property income	6,332	15,012	(8,680)	-58%
Fee and other income	582	1,712	(1,130)	-66%
Total revenue	9,327	24,603	(15,276)	-62%
Expenses:
Interest expense	5,791	8,656	(2,865)	-33%
Real estate operating expense	4,311	8,313	(4,002)	-48%
Property management expenses	537	1,908	(1,371)	-72%
General and administrative expenses:
Compensation expense	2,408	3,194	(786)	-25%
General and administrative expense	2,847	3,233	(386)	-12%
Total general and administrative expenses	5,255	6,427	(1,172)	-18%
Acquisition and integration expenses	-	57	(57)	-100%
Provision for loan losses	7,489	5,516	1,973	36%
Depreciation and amortization expense	1,828	6,139	(4,311)	-70%
Employee separation expenses	-	575	(575)	-100%
Shareholder activism expenses	-	155	(155)	-100%
Total expenses	25,211	37,746	(12,535)	-33%
Operating (Loss) Income	(15,884)	(13,143)	(2,741)	21%
Interest and other income (expense), net	342	283	59	21%
Gains on assets	6,440	30	6,410	21367%
Gains (losses) on deconsolidation of properties and VIEs	870	(4,035)	4,905	-122%
Gain on sale of retail property manager	1,262	-	1,262	N/M
Gains (losses) on extinguishments of debt	(239)	(644)	405	-63%
Asset impairment	(13,267)	(3,121)	(10,146)	325%
Goodwill impairment	-	-	-	N/M*
Change in fair value of financial instruments	(410)	4,753	(5,163)	-109%
Income (loss) before taxes	(20,886)	(15,877)	(5,009)	32%
Income tax benefit (provision)	(152)	34	(186)	-547%
Net income (loss)	(21,038)	(15,843)	(5,195)	33%
(Income) loss allocated to preferred shares	(5,063)	(8,387)	3,324	-40%
(Income) loss allocated to noncontrolling interests	-	-	-	N/M
Net income (loss) allocable to common shares	$(26,101)	$(24,230)	$(1,871)	8%

Revenue

Net interest margin. Net interest margin decreased $5.5 million, or 69%, to $2.4 million for the three months ended September 30, 2018 from $7.9 million for the three months ended September 30, 2017 mainly due to the deconsolidation of $266.5 million of loans due to the sale of the FL5 Interests and the FL6 Interests on June 27, 2018 and the $472.7 million of loan repayments and related repayments of indebtedness since October 1, 2017. An additional decrease was due to the third quarter 2018 write-off of $2.0 million of accrued interest receivable related to a loan whose interest income was determined to be not probable of collection based on a proposed loan amendment containing a discounted payoff feature.

Property income. Property income decreased $8.7 million to $6.3 million for the three months ended September 30, 2018 from $15.0 million for the three months ended September 30, 2017. The decrease is primarily attributable to the sale or divestiture of 20 properties since October 1, 2017.

Fee and other income. Fee and other income decreased $1.1, or 66% million to $0.6 million for the three months ended September 30, 2018 from $1.7 million for the three months ended September 30, 2017. The decrease is primarily attributable to sale of our retail property management subsidiary in August 2018.

Expenses

Interest expense. Interest expense decreased $2.9 million, or 33%, to $5.8 million for the three months ended September 30, 2018 from $8.7 million for the three months ended September 30, 2017. The decrease is attributable to $69.6 million of recourse debt reductions since October 1, 2017 and $36.1 million of repayments of indebtedness related to property dispositions.

Real estate operating expense. Real estate operating expense decreased $4.0 million, or 48%, to $4.3 million for the three months ended September 30, 2018 from $8.3 million for the three months ended September 30, 2017. The decrease is primarily attributable to the sale or divestiture of 20 properties since October 1, 2017.

Property management expense. Property management expense decreased $1.4 million, or 72%, to $0.5 million for the three months ended September 30, 2018 from $1.9 million for the three months ended September 30, 2017.  The decrease is primarily attributable to the sale of our retail property management subsidiary in August 2018.

Compensation expense. Compensation expense decreased $0.8 million, or 25% to $2.4 million for the three months ended September 30, 2018 from $3.2 million for the three months ended September 30, 2017.  The primary driver of the decrease was a decrease in the number of employees.

General and administrative expense. General and administrative expense decreased $0.4 million, or 12%, to $2.8 million for the three months ended September 30, 2018 from $3.2 million for the three months ended September 30, 2017.  This is primarily due to a decrease in legal and consulting fees incurred.

Provision for loan losses. Provision for loan losses increased $2.0 million, or 36%, to $7.5 million for the three months ended September 30, 2018 from $5.5 million for the three months ended September 30, 2017.  During the three ended September 30, 2018, the provision for loan losses was primarily related to two loans where the property experienced an unfavorable event during the period, which resulted in probable, incurred losses.

Depreciation and amortization expense. Depreciation and amortization expense decreased $4.3 million, or 70%, to $1.8 million for the three months ended September 30, 2017 from $6.1 million for the three months ended September 30, 2017. The decrease is primarily attributable to the sale or divestiture of 20 properties since October 1, 2017.

Other income (expense)

Gains (losses) on assets. During the three months ended September 30, 2018, we recognized a $6.4 million net gain mainly due to the $8.0 gain on sale of one multi-family property offset by $1.5 million of losses on three held for sale loans measured at the lower of cost or fair value.

Gains (losses) on deconsolidation of properties and VIEs. During the three months ended September 30, 2018, we recognized a $0.9 million gain on the surrender of our ground leasehold interest in one property to the ground lessor.

Gains (losses) on sale of retail property manager. During the three months ended September 30, 2018, we recognized a $1.3 million gain on sale of our retail property management subsidiary.

Gains (losses) on extinguishment of debt. During the three months ended September 30, 2018, we recognized a loss on extinguishment of debt of $0.2 million incurred primarily due to a $0.4 million loss on the write-off of the unamortized deferred financing costs and discount associated with the related extinguished indebtedness offset by a $0.2 million gain on repurchase of indebtedness at a discount.

Asset impairment. During the three months ended September 30, 2018, we recognized asset impairment charges of $13.3 million, which was primarily related to one real estate asset where it was more likely than not that we would dispose of the asset before the end of its previously estimated useful life and a portion of our recorded investment in the asset was determined to not be recoverable.

Change in fair value of financial instruments. During the three months ended September 30, 2018, the change in fair value of financial instruments increased our net income by $0.4 million. The fair value adjustments we recorded were as follows (dollars in thousands):

Description	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017
Change in fair value of junior subordinated notes	$(410)	$3,270
Change in fair value of derivatives	—	(17)
Change in fair value of warrants and investor SARs	—	1,500
Change in fair value of financial instruments	$(410)	$4,753

The changes in the fair value for the junior subordinated notes for which the fair value option was elected for the three months ended September 30, 2018 was primarily attributable to changes in interest rates. The changes in the fair value for the junior subordinated notes for which the fair value option was elected for the three months ended September 30, 2017 was primarily attributable to changes in interest rates and instrument specific credit risks. The changes in the fair value of derivatives for the three months ended September 30, 2018 and 2017 was primarily attributable to changes in interest rates. The changes in fair value of the warrants and investor SARs for the three months ended September 30, 2017 was primarily attributable to changes in the reference stock price and volatility.

Income tax benefit (provision). During the three months ended September 30, 2018 and 2017, the income tax provision related to our TRS entities.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

The following table sets forth information regarding our consolidated results of operations for the nine months ended September 30, 2018 and 2017.

	For the Nine Months Ended September 30,
	2018	2017	$ Variance	% Variance
Revenue:
Investment interest income	$43,542	$50,647	$(7,105)	-14%
Investment interest expense	(26,079)	(30,555)	4,476	-15%
Net interest margin	17,463	20,092	(2,629)	-13%
Property income	23,814	52,023	(28,209)	-54%
Fee and other income	2,944	4,904	(1,960)	-40%
Total revenue	44,221	77,019	(32,798)	-43%
Expenses:
Interest expense	18,918	27,682	(8,764)	-32%
Real estate operating expense	15,503	28,456	(12,953)	-46%
Property management expenses	4,207	6,772	(2,565)	-38%
General and administrative expenses:
Compensation expense	8,446	10,210	(1,764)	-17%
General and administrative expense	13,270	8,627	4,643	54%
Total general and administrative expenses	21,716	18,837	2,879	15%
Acquisition and integration expenses	133	296	(163)	-55%
Provision for loan losses	30,269	27,914	2,355	8%
Depreciation and amortization expense	8,158	23,712	(15,554)	-66%
Employee separation expenses	-	575	(575)	-100%
Shareholder activism expenses	-	2,464	(2,464)	-100%
IRT internalization and management transition expenses	-	736	(736)	-100%
Total expenses	98,904	137,444	(38,540)	-28%
Operating (Loss) Income	(54,683)	(60,425)	5,742	-10%
Interest and other income (expense), net	785	144	641	445%
Gains on assets	2,292	22,795	(20,503)	-90%
Gains (losses) on deconsolidation of properties and VIEs	(7,307)	(19,982)	12,675	-63%
Gain on sale of retail property manager	1,262	-	1,262	N/M
Gains (losses) on extinguishments of debt	(3,668)	944	(4,612)	-489%
Asset impairment	(44,083)	(96,354)	52,271	-54%
Goodwill impairment	-	(8,342)	8,342	-100%
Change in fair value of financial instruments	(212)	6,693	(6,905)	-103%
Income (loss) before taxes	(105,614)	(154,527)	48,913	-32%
Income tax benefit (provision)	(152)	261	(413)	-158%
Net income (loss)	(105,766)	(154,266)	48,500	-31%
(Income) loss allocated to preferred shares	(4,591)	(25,730)	21,139	-82%
(Income) loss allocated to noncontrolling interests	-	(76)	76	-100%
Net income (loss) allocable to common shares	$(110,357)	$(180,072)	$69,715	-39%
Revenue

Net interest margin. Net interest margin decreased $2.6 million, or 13%, to $17.5 million for the nine months ended September 30, 2018 from $20.1 million for the nine months ended September 30, 2017 mainly due to the deconsolidation of $266.5 million of loans due to the sale of the FL5 Interests and the FL6 Interests on June 27, 2018 and the $472.7 million of loan repayments and related repayments of indebtedness since October 1, 2017. An additional decrease was due to the third quarter 2018 write-off of $2.0 million of accrued interest receivable related to a loan whose interest income was determined to be not probable of collection based on a proposed loan amendment containing a discounted payoff feature. The overall decrease was offset by the 2017 write off of $3.6 million of accrued interest receivable related to a loan whose interest income was determined to be not probable of collection based on the value of the underlying collateral using discounted cash flow models and market-based assumptions.

Property income. Property income decreased $28.2 million, or 54% to $23.8 million for the nine months ended September 30, 2018 from $52.0 million for the nine months ended September 30, 2017. The decrease is primarily attributable to the sale or divesture of 20 properties since October 1, 2017.

Fee and other income. Fee and other income decreased $2.0 million to $2.9 million for the nine months ended September 30, 2018 from $4.9 million for the nine months ended September 30, 2017. The decrease is primarily attributable to lower property management fees earned by our retail property management subsidiary and the sale of our retail property management subsidiary in August 2018.

Expenses

Interest expense. Interest expense decreased $8.8 million, or 32%, to $15.5 million for the nine months ended September 30, 2018 from $27.7 million for the nine months ended September 30, 2017. The decrease is attributable to $69.6 million of recourse debt reductions since October 1, 2017 and $36.1 million of repayments of indebtedness related to property dispositions.

Real estate operating expense. Real estate operating expense decreased $13.0 million, or 46%, to $11.2 million for the nine months ended September 30, 2018 from $28.5 million for the nine months ended September 30, 2017. The decrease is primarily attributable to the sale or divesture of 20 properties since October 1, 2017.

Property management expense. Property management expense decreased $2.6 million, or 38%, to $4.2 million for the nine months ended September 30, 2018 from $6.8 million for the nine months ended September 30, 2017. The decrease is primarily attributable to a decrease in the number of employees at our retail property management subsidiary and sale of our retail property management subsidiary in August 2018.

Compensation expense. Compensation expense decreased $1.8 million, or 17% to $8.4 million for the nine months ended September 30, 2018 from $10.2 million for the nine months ended September 30, 2017. The primary driver of the decrease was a decrease in the number of employees.

General and administrative expense. General and administrative expense increased $4.6 million to $13.3 million for the nine months ended September 30, 2018 from $8.6 million for the nine months ended September 30, 2017. This is primarily due to increase in legal and consulting fees incurred as part of our strategic alternatives process, the 2018 strategic steps, and the redemption of the Series D preferred shares.

Provision for loan losses. Provision for loan losses increased $2.4 million to $30.3 million for the nine months ended September 30, 2018 from $27.9 million for the nine months ended September 30, 2017. During the nine months ended September 30, 2018, the provision for loan losses was primarily related to six loans where the borrower and/or property experienced an unfavorable event or events during the period, which resulted in probable, incurred losses.

Depreciation and amortization expense. Depreciation and amortization expense decreased $15.6 million to $8.2 million for the nine months ended September 30, 2018 from $23.7 million for the nine months ended September 30, 2017. The decrease is primarily attributable to the sale or divesture of 20 properties since October 1, 2017.

Other income (expense)

Gains (losses) on assets. During the nine months ended September 30, 2018, we incurred a net $2.3 million gain on assets.  This includes a $4.2 million net loss on the sale or repayment of loans held for sale, $2.3 million of losses on three held for sale loans measured at the lower of cost or market, a $0.9 million gain on the sale of one office property and an $8.0 million gain on the sale of one multi-family property.

Gains (losses) on deconsolidation of properties and VIEs. During the nine months ended September 30, 2018, we completed the sale of the FL5 Interests and the FL6 Interests as described in Note 1 and Note 8.  As a result of the sale, we are no longer the primary beneficiary of the RAIT Venture VIEs, FL5 and FL6.  Therefore, RAIT deconsolidated those entities as of June 27, 2018 and recognized an $8.2 million loss on deconsolidation as the purchase price of $54.6 million was less than our net investment in our FL5 and FL6 securitizations of $62.8 million. Additionally, during the nine months ended September 30, 2018, we recognized a $0.9 million gain on the surrender of our ground leasehold interest in one property to the ground lessor.

Gains (losses) on sale of retail property manager. During the nine months ended September 30, 2018, we recognized a $1.3 million gain on sale of our retail property management subsidiary.

Gains (losses) on extinguishment of debt. During the nine months ended September 30, 2018, we recognized a loss on extinguishment of debt of $3.7 million. This includes a $1.9 million loss related to defeasance of mortgage indebtedness upon the sale of one office property and a $2.3 million loss due to the write-off of the unamortized deferred financing costs and discounts associated with the related extinguished indebtedness offset by a net $0.6 million gain on the redemption or repurchase of indebtedness.

Asset impairment. During the nine months ended September 30, 2018, we recognized asset impairment charges of $44.1 million, which was primarily related to certain real estate assets where it was more likely than not that we would dispose of the assets before the end of their previously estimated useful lives and a portion of our recorded investment in these assets was determined to not be recoverable.

Change in fair value of financial instruments. During the nine months ended September 30, 2018, the change in fair value of financial instruments increased our net income by $0.2 million. The fair value adjustments we recorded were as follows (dollars in thousands):

Description	For the Nine Months Ended September 30, 2018	For the Nine Months Ended September 30, 2017
Change in fair value of junior subordinated notes	$(682)	$2,568
Change in fair value of derivatives	470	(275)
Change in fair value of warrants and investor SARs	—	4,400
Change in fair value of financial instruments	$(212)	$6,693

The changes in the fair value for the junior subordinated notes for which the fair value option was elected for the nine months ended September 30, 2018 was primarily attributable to changes in interest rates. The changes in the fair value for the junior subordinated notes for which the fair value option was elected for the nine months ended September 30, 2017 was primarily attributable to changes in interest rates and instrument specific credit risks. The changes in the fair value of derivatives for the nine months ended September 30, 2018 and 2017 was primarily attributable to changes in interest rates. The changes in the fair value of the warrants and investor SARs for the nine months ended September 30, 2017 was primarily attributable to changes in the reference stock price and volatility.

Income tax benefit (provision). During the nine months ended September 30, 2018, the income tax provision related to our TRS entities. During the nine months ended September 30, 2017, the income tax benefit was driven by a reversal of the current income tax liability accrued as of December 31, 2016 as a result of updating our projections for 2017.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, pay dividends and other general business needs.

Our primary cash requirements are as follows:

•	to repay, repurchase or redeem our indebtedness;
•	to pay our expenses, including compensation to our employees and fees to our legal and financial advisors;
•	to pay U.S. federal, state, and local taxes of our taxable REIT subsidiaries; and
•	to distribute a minimum of 90% of our REIT taxable income and to make investments in a manner that enables us to maintain our qualification as a REIT.

We intend to meet these liquidity requirements primarily through the following:

•	the use of our cash and cash equivalent balance, which was $98.4 million as of September 30, 2018 and $28.8 million as of November 1, 2018;
•	cash generated from operating activities, including net investment income from our investment portfolio;
•	cash generated from distributions on our retained interests we hold related to RAIT I, RAIT II, RAIT FL7 and RAIT FL8; and
•	proceeds from the sales of assets and repayments of the loans we hold.

We may consider selling our retained interests in RAIT FL7 and/or RAIT FL8 to generate liquidity, which we expect would significantly affect our financial position and financial results.

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

In evaluating RAIT’s potential cash requirements over the next 12 months, management considered our 7.125% senior notes which mature in August 2019 and have an unpaid principal balance of $65.4 million as of September 30, 2018, the financial covenant compliance requirements of certain of RAIT’s indebtedness described below, and RAIT’s recurring costs of operating its business.

As previously disclosed, RAIT has been notified by the staff of the New York Stock Exchange, or NYSE, that RAIT is not in compliance with certain continued listing standards of the NYSE.  As of the filing date of this report, $279 of our outstanding indebtedness contains provisions that would provide the holders thereof to require us to repurchase that indebtedness if RAIT was delisted from the NYSE. In October 2018, we exercised our right to call this indebtedness and expect to redeem it in November 2018.

As previously disclosed, RAIT is implementing the 2018 strategic steps seeking to increase liquidity and reduce costs within our businesses.  As such, RAIT plans to control costs, to sell certain loans, to sell certain real estate properties and to continue to receive repayments of loans as they become due.  Consistent with the 2018 strategic steps and these plans, RAIT has suspended new investment activity and the Board did not declare a dividend on RAIT’s outstanding preferred shares during the previous two quarters.

Based on proceeds generated from asset sales and loan repayments that have occurred as of the date these financial statements were issued, RAIT’s current financial condition and currently available sources of repayment would not enable RAIT to meet its obligations under the 7.125% senior notes due in August 2019.  RAIT’s ability to satisfy its obligations under the 7.125% senior notes depends on management’s ability to sell certain of RAIT’s remaining real estate assets releasing cash from those sales and/or distributions on our retained interests in our RAIT I and RAIT II securitizations, to continue to control costs, to sell certain loans, to sell retained interests in RAIT FL7 and/or RAIT FL8 and to continue to receive repayments of loans as they become due.  While controlling costs are within management’s control to some extent, selling real estate assets, selling loans, selling other assets and the timing of loan repayments involve performance by third parties.  Since many of the real estate assets, loans and other assets that management plans to sell or receive repayment from to satisfy its obligations are not subject to an executed purchase and sale agreement or other contractual agreement as of the date hereof, the sale of those assets cannot be considered probable of occurring.

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

Cash Flows

As of September 30, 2018 and 2017, we maintained cash and cash equivalents of approximately $98.4 million and $46.0 million, respectively, and restricted cash of approximately $86.1 million and $142.5 million, respectively.  Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Nine Months Ended September 30,
	2018	2017
Cash flow from operating activities	$10,231	$10,853
Cash flow from investing activities	396,116	176,921
Cash flow from financing activities	(433,135)	(299,976)
Net change in cash, cash equivalents and restricted cash	(26,788)	(112,202)
Cash, cash equivalents and restricted cash at beginning of year	211,294	300,710
Cash, cash equivalents and restricted cash at end of year	$184,506	$188,508

Cash flow from operating activities for the nine months ended September 30, 2018, as compared to the same period in 2017, decreased slightly by $0.6 million primarily due by lower earnings as a result of lower loan volumes and the timing of payments for various accounts payable, accrued expenses and other liabilities partially offset by gross proceeds received of $14.3 million from the sale of loans originated for sale.

The cash inflow for investing activities for the nine months ended September 30, 2018 was primarily due to loan repayments of $274.7 million outpacing new investments in loans of $52.2 million over that period and to the gross proceeds received of $108.5 million from the sale of loans originated for investment. The cash inflow for investing activities for the nine months ended September 30, 2017 was substantially due to $384.6 million of loan repayments and $161.2 million of proceeds from real estate sales outpacing new investments in loans of $370.0 million over that period.

The cash outflow from our financing activities during the nine months ended September 30, 2018 was primarily due to repayments of indebtedness of $359.5 million during that period. The cash outflow from our financing activities during the nine months ended September 30, 2017 was primarily due to repayments and repurchases of indebtedness of $633.3 million and distributions to shareholders of $40.9 million exceeding proceeds from the issuance of indebtedness of $293.9 million and proceeds of $97.5 related to conduit loan purchase agreements during that period.

As a REIT, we evaluate our dividend coverage based on our cash flow from operating activities, excluding acquisition and integration expenses, the origination and sale of loans, and changes in assets and liabilities. During the nine months ended September 30, 2018, we paid distributions to our shareholders of $11.2 million and generated cash flows from operating activities, before acquisition expenses, origination and sale of loans, and changes in assets and liabilities of $(9.1) million.  The excess distributions were primarily funded through cash flow from previously available cash and proceeds from the sale of loans originated for sale, which is included in cash flows from operating activities in the consolidated statement of cash flows and totaled $14.3 million for the nine months ended September 30, 2018.

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

Off-Balance Sheet Arrangements and Commitments

There have been no material changes in off-balance sheet arrangements or commitments during the three and nine months ended September 30, 2018 from the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

There have been no material changes in quantitative and qualitative market risks during the three and nine months ended September 30, 2018 from the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Under the supervision of our chief executive officer and chief financial officer and with the participation of our disclosure committee, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective at the reasonable assurance level. Based upon a previously identified material weakness in our internal control over financial reporting, as of December 31, 2017, related to an ineffective continuous risk assessment process and monitoring activities to modify financial reporting processes and related internal controls impacted by changes in the business operations which led to ineffective process level controls over the accuracy of data inputs used in the valuation of a financial liability and not investigating and resolving the difference identified by a reconciliation control related to a financial asset, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at September 30, 2018.

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

Changes in Internal Control Over Financial Reporting

Except as otherwise stated above, there were no changes in our internal control over financial reporting or in other factors during the quarter ended September 30, 2018, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

RAIT Preferred Funding II, Ltd. v. CWCapital Asset Management LLC, et al.–Index No. 651729/2016 (Sup. Ct. N.Y.)

On September 20, 2017, RAIT Preferred Funding II, Ltd., or RAIT II, filed an amended complaint against CWCapital Asset Management, LLC, or CWCapital, Wells Fargo Bank N.A., or Wells Fargo, and U.S. Bank N.A., or U.S. Bank. This action concerns a loan, or the mortgage loan, to a non-party borrower, or the borrower, in 2007.  RAIT II purchased $18.5 million of the mortgage loan for which it holds a promissory note, or note B.  U.S. Bank is the trustee for a securitization trust that purchased the remaining $190.0 million of the mortgage loan and for which it held a promissory note, or note A.  CWCapital is the special servicer and Wells Fargo is the master servicer for the mortgage loan (including note A and note B).  The parties’ rights and obligations are governed by, among other things, a pooling and servicing agreement and a co-lender agreement. The mortgage loan was repaid in May of 2017, and the defendants have alleged that RAIT II was not entitled to receive any payoff of principal under note B pursuant to the subordination and other provisions of the co-lender agreement.  In the amended complaint, RAIT II alleges, among other things, that the defendants breached certain of its obligations under the operative documents and RAIT II should have received, among other things, all of its $18.5 million principal under note B.  On October 11, 2017, CWCapital and U.S. Bank moved to dismiss the amended complaint and on November 13, 2017 Wells Fargo moved to dismiss the amended complaint.  RAIT II filed its opposition to the motions to dismiss on November 27, 2017.  By Decision and Order dated January 29, 2018, the Court denied the defendants’ motions to dismiss the contract claims, leaving intact RAIT II’s breach of contract claims against all defendants.  The Court dismissed RAIT II’s non-contract claims (unjust enrichment, conversion, money had and received, and declaratory judgment) as duplicative of the surviving contract claims.  The litigation is now in the discovery phase.  RAIT Partnership, L.P. serves as the collateral manager and servicer for RAIT II.  The court denied defendants’ motion to dismiss RAIT II’s amended complaint, and the parties are now in the midst of the discovery phase of the litigation.

Item 1A.	Risk Factors

There have not been any material changes from the risk factors previously disclosed in Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, except as described below.

The Reverse Stock Split may adversely affect trading in our common shares.

While we implemented the Reverse Stock Split, the trading price of our common shares has declined, and may continue to decline, after the Reverse Stock Split.  The market for our common shares has become, and may remain, less liquid as a result of the Reverse Stock Split.

RAIT’s ability to act as servicer and special servicer for RAIT FL6 and RAIT FL8 could be materially adversely affected if RAIT is unable to address DBRS’ concerns.

As described above under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Securitization Summary,” DBRS announced that it had placed all classes of the Floating Rate Notes issued by RAIT FL5, RAIT FL6 and RAIT FL8 under review with negative implications citing concerns over RAIT’s ability to continue to effectively service and special service these transactions due to RAIT’s announcement of the 2018 strategic steps. DBRS announced it would revisit the ratings once additional information becomes available.  RAIT’s ability to act as servicer and special servicer for the RAIT FL6 and RAIT FL8 securitizations could be materially adversely affected if RAIT is unable to address DBRS’ concerns.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We withheld the following common shares to satisfy tax withholding obligations during the quarter ending September 30, 2018 arising from the vesting of restricted share awards made pursuant to the RAIT Financial Trust 2017 Incentive Award Plan. These common shares may be deemed to be “issuer purchases” of common shares that are required to be disclosed pursuant to the item.

Period	Total Number of Shares Purchased	Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
07/01/2018 to 07/31/2018	-	-	-	-
08/01/2018 to 08/31/2018	48	2.65	48	-
09/01/2018 to 09/30/2018	-	-	-	-
Total	48	$2.65	48	-
(1)	The price reported is the weighted average price paid per share using our closing stock price on the NYSE on the vesting date of the relevant award.

Item 3.	Defaults Upon Senior Securities

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

($ in millions)	Series A	Series B	Series C
Dividends in arrears	$5	$3	$2
Item 6.	Exhibits

The exhibits filed as part of this quarterly report on Form 10-Q are identified below.

Exhibit Number	Description of Documents

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

3.1.18

Articles of Amendment to Amended and Restated Declaration of Trust of RAIT dated August 6, 2018. Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended June 30, 2018. (File No. 1-14760).

3.2.1	Amended and Restated Bylaws of RAIT, as adopted on November 16, 2016. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on November 17, 2016 (File No. 1-14760).

3.2.2	First Amendment to the Amended and Restated Bylaws of RAIT. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on June 28, 2017 (File No. 1-14760).

3.2.3	Second Amendment to the Amended and Restated Bylaws of RAIT. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on August 8, 2017 (File No. 1-14760).

4.1.1	Form of Certificate for Common Shares of Beneficial Interest. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on July 1, 2011 (File No. 1-14760).

Exhibit Number	Description of Documents

4.1.2	Form of Certificate for the Series A Preferred Shares. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on March 22, 2004 (File No. 1-14760).

4.1.3	Form of Certificate for the Series B Preferred Shares. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 1, 2004 (File No. 1-14760).

4.1.4	Form of Certificate for the Series C Preferred Shares. Incorporated by reference to RAIT’s Form 8-A as filed with the SEC on June 29, 2007 (File No. 1-14760).

4.1.5	Form of Certificate for the Series D Preferred Shares. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 23, 2012 (File No. 1-14760).

4.1.6	Form of Certificate for the Series E Preferred Shares. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 23, 2012 (File No. 1-14760).

4.1.7	Form of Certificate for Common Shares of Beneficial Interest. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on August 13, 2018 (File No. 1-14760).

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
4.5.12

Extension Agreement dated as of March 12, 2018 by and among ARS VI, RAIT, RAIT Partnership, L.P. Taberna Realty Finance Trust, and RAIT Asset Holdings IV, LLC. Incorporated by reference to RAIT’s Form 10-K for the fiscal year ended December 31, 2017 (File No. 1-14760).

4.5.13

Letter Agreement dated as of June 8, 2018 by and among ARS VI, RAIT, RAIT Partnership, L.P., Taberna Realty Finance Trust, and RAIT Asset Holdings IV, LLC (“NewSub”). Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on June 8, 2018 (File No. 1-14760).

4.5.14

Consent and Acknowledgment dated as of June 12, 2018 by and among ARS VI, RAIT, RAIT Partnership, L.P., Taberna Realty Finance Trust and NewSub. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on June 13, 2018 (File No. 1-14760).

4.5.15	Redemption and Exchange Agreement dated as of June 27, 2018 among RAIT, NewSub and ARS VI. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on June 28, 2018 (File No. 1-14760).

Exhibit Number	Description of Documents

4.5.16

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

10.2	Separation Agreement dated as of February 27, 2018 between RAIT and Scott L.N. Davidson. Incorporated by reference to RAIT’s Form 10-K for the fiscal year ended December 31, 2017 (File No. 1-14760).

10.3.1	Letter Agreement dated February 27, 2018 between RAIT and John J. Reyle. Incorporated by reference to RAIT’s Form 10-K for the fiscal year ended December 31, 2017 (File No. 1-14760).

10.3.2

Amended and Restated Employment Agreement dated as of July 19, 2018 between RAIT and John J. Reyle. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on July 20, 2018 (File No. 1-14760).

10.4

Separation Agreement dated as of March 13, 2018 and accepted March 14, 2018 between RAIT and Glenn Riis. Incorporated by reference to RAIT’s Form 10-K for the fiscal year ended December 31, 2017 (File No. 1-14760).

10.5.1

Non-Executive Chairman Agreement dated as of February 27, 2018 between RAIT and Michael J. Malter. Incorporated by reference to RAIT’s Form 10-K for the fiscal year ended December 31, 2017 (File No. 1-14760).

10.5.2

Amended and Restated Non-Executive Chairman Agreement dated as of July 19, 2018 between RAIT and Michael J. Malter. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on July 20, 2018 (File No. 1-14760).

10.6.1

Letter dated as of March 30, 2018 from Libby Frischer Family Partnership (“LFFP”) to RAIT and Ledgewood, P.C.  Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on April 2, 2018 (File No. 1-14760).

10.6.2

Cooperation Agreement dated as of April 6, 2018 by and among RAIT, LFFP and Charles Frischer (“Mr.  Frischer”).  Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on April 9, 2018 (File No. 1-14760).

10.6.3	Letter dated as of April 6, 2018 from LFFP and Mr. Frischer to RAIT and Ledgewood, P.C. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on April 9, 2018 (File No. 1-14760).

10.6.4

Letter dated as of May 11, 2018 from the Libby Frischer Family Partnership and Charles Frischer to RAIT and Ledgewood, P.C. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on May 11, 2018 (File No. 1-14760).

10.7

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

10.8

Amended and Restated Employment Agreement dated as of July 19, 2018 between RAIT and Alfred J. Dilmore. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on July 20, 2018 (File No. 1-14760).

10.9.1

Cooperation Agreement dated as of August 13, 2018 by and among RAIT Financial Trust (“RAIT”), Pleasant Lake Apartments Limited Partnership, Laughlin Holdings LLC, Ramat Securities Ltd (collectively the “Investors”) and Howard Amster (“Mr. Amster”). Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on August 14, 2018 (File No. 1-14760).

10.9.2

Letter Agreement dated as of August 13, 2018 from the Investors and Mr. Amster to RAIT and Ledgewood, P.C. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on August 14, 2018 (File No. 1-14760).

Exhibit Number	Description of Documents

10.10.1

Cooperation Agreement dated as of October 5, 2018 by and among RAIT Financial Trust (“RAIT”), Steven D. Lebowitz, Deborah Lebowitz, Paul Lebowitz, Kathryn Lebowitz Silverberg, Lauren Lebowitz Salem, David L. Lebowitz, Andrew S. Lebowitz, Robert Lebowitz, the Lebowitz Family Trust, Lebowitz Family Stock, LLC, Lebowitz RCT, LP and The Steven and Deborah Lebowitz Foundation (collectively the “Investors”). Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 11, 2018 (File No. 1-14760).

10.10.2	Letter Agreement dated as of October 5, 2018 from the Investors to RAIT and Ledgewood, P.C. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 11, 2018 (File No. 1-14760).

31.1	Rule 13a-14(a) Certification by the Chief Executive Officer of RAIT. Filed herewith.

31.2	Rule 13a-14(a) Certification by the Chief Financial Officer of RAIT. Filed herewith.

32.1	Section 1350 Certification by the Chief Executive Officer of RAIT. Filed herewith.

32.2	Section 1350 Certification by the Chief Financial Officer of RAIT. Filed herewith.

101

Pursuant to Rule 405 of Regulation S-T, the following financial information from RAIT’s Quarterly Report on Form 10-Q for the period ended September 30, 2018 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017; (ii) Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2018 and 2017; (iv) Consolidated Statement of Changes in Equity for the nine months ended September 30, 2018; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017; and (vi) Notes to Unaudited Consolidated Financial Statements. Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAIT FINANCIAL TRUST (Registrant)

Date: November 8, 2018	By:	/s/ John J. Reyle
John J. Reyle, Chief Executive Officer, President and General Counsel
(On behalf of the registrant and as its Principal Executive Officer)

Date: November 8, 2018	By:	/s/ Alfred J. Dilmore
Alfred J. Dilmore, Chief Financial Officer, Treasurer and Chief Accounting Officer
(On behalf of the registrant and as its Principal Financial Officer and Principal Accounting Officer)