Form 10-K
period 2018-12-31
RAIT Financial Trust
filed 2019-03-26
CIK 1045425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class

Common Shares of Beneficial Interest

7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest

8.375% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest

8.875% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest

7.625% Senior Notes Due 2024

7.125% Senior Notes Due 2019

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of the common shares of the registrant held by non-affiliates of the registrant, based upon the closing price of such shares on June 30, 2018 of $0.10, was approximately $9,081,081.

As of March 18, 2019, 1,849,530 common shares of beneficial interest, par value $1.50 per share, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for registrant’s 2019 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

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

We claim the protection of the safe harbor for forward-looking statements provided in the Private Securities Litigation Reform Act of 1995 for these statements. These statements may be made directly in this report and they may also be incorporated by reference in this report to other documents filed with the SEC, and include, but are not limited to, statements about future financial and operating results and performance, statements about our strategies, plans, objectives, expectations and intentions with respect to future operations, products and services, and other statements that are not historical facts. These forward-looking statements are based upon the current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and generally beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Actual results may differ materially from the anticipated results discussed in these forward-looking statements.

RAIT’s forward-looking statements include, but are not limited to, statements regarding RAIT’s strategies, plans and initiatives to:

•	implement the 2019 strategic steps referenced in Part I, Item I, “Business – 2019 Strategic Steps” below;
•	address the “going concern” considerations described in our financial statement footnotes and generate sufficient liquidity to satisfy our obligations as they become due;
•	divest RAIT of a portion of RAIT’s remaining real estate assets releasing cash from those sales and/or distributions on our retained interests in our RAIT I securitization;
•	opportunistically divest and maximize the value of RAIT’s legacy REO portfolio and, ultimately, minimize REO holdings;
•	reduce RAIT’s total expense base;
•	sell non-core commercial real estate, or CRE, and lower asset management costs;
•	optimize the level of working capital on the balance sheet;
•	achieve our financial targets;
•	achieve our capital structure targets;
•	reduce reliance on the issuances of corporate debt and/or preferred stock;
•	reduce leverage, including preferred stock, as a percentage of total assets; and
•	reduce legacy CDOs as a percentage of total secured indebtedness;

Risks, uncertainties and contingencies that may affect the results expressed or implied by RAIT’s forward-looking statements include, but are not limited to:

•

whether RAIT will be able to implement any transactions or other action contemplated by the 2019 strategic steps including, without limitation, a possible strategic or refinancing transaction, restructuring of our existing debt or equity, merger or sale of substantially all of RAIT’s assets;

•

whether management’s plans and initiatives will address the “going concern” considerations described in our financial statement footnotes and generate sufficient liquidity to satisfy our obligations as they become due;

•

whether RAIT management will be able to successfully divest RAIT of a portion of RAIT’s remaining real estate assets releasing cash from those sales and/or distributions on our retained interests in our RAIT I securitization;

•

if any of our indebtedness is accelerated because of a breach of covenant or payment default, whether we would be able to satisfy such indebtedness and any other debt that was accelerated due to a cross default or otherwise as a consequence;

•	whether the suspension of our loan origination business will have adverse consequences on our ability to negotiate with creditors and investors and adversely affect our access to capital;
•	whether RAIT will be able to continue to opportunistically divest and maximize the value of RAIT’s legacy REO portfolio;
•	whether the divestiture of RAIT’s CRE portfolio will lead to lower asset management costs and lower expenses;
•	whether RAIT will be able to further reduce compensation and G&A expenses and indebtedness;

•	whether RAIT will resume paying dividends on its outstanding equity and, if so, the amount of such dividends;
•	overall conditions in commercial real estate and the economy generally;
•	changes in the expected yield of our investments;
•	changes in financial markets and interest rates, or to the business or financial condition of RAIT;
•	whether the amount of loan repayments will be at the level assumed;
•	whether we will be able to retain key members of our management team;
•	whether RAIT will be able to sell real estate properties;
•	the availability of financing and capital, including through the capital and securitization markets;
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

Our Company

We are an internally-managed Maryland real estate investment trust, or REIT, focused on managing a portfolio of commercial real estate (CRE) loans and properties.  As explained further below, we are currently undertaking steps intended to increase RAIT’s liquidity and better position RAIT to meet its financial obligations as they come due.  We were formed in August 1997 and commenced operations in January 1998. We conduct our business through our real estate lending, owning and managing segment concentrated on lending, owning and managing commercial real estate assets throughout the United States.  We incorporate the discussion of this business segment here from Note 17 of Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data.”

Business Strategy

RAIT’s business strategy has been evolving from September 2017 through the filing of this annual report in response to developments in RAIT’s business and financial situation.  On September 7, 2017, we announced that our Board of Trustees, or the board, had formed a committee of independent trustees, or the special committee, to explore and evaluate a wide range of possible strategic and financial alternatives for RAIT. On February 20, 2018, we announced that the special committee review had concluded and did not identify a strategic or financial transaction with another counterparty that was preferable to the steps described below. This special committee review, conducted with the support of financial and legal advisors, evaluated a wide range of potential alternatives which included, but were not limited to, (i) refinements of RAIT’s operations or strategy, (ii) financial transactions, such as a recapitalization or other change to RAIT’s capital structure and (iii) strategic transactions, such as a sale of all or part of RAIT.  As a result, the board, after considering the recommendations and advice of the special committee, RAIT’s management and legal and financial advisors, determined that RAIT should focus on taking steps to increase RAIT’s liquidity and better position RAIT to meet its financial obligations as they come due. We refer to these steps as the 2018 strategic steps and they include, but are not limited to:

•	The suspension of our loan origination business along with the implementation of other steps to reduce costs within our other operating businesses;
•	The continuation of the process of selling a significant portion of our owned real estate, or REO, portfolio, while continuing to service and manage our existing CRE loan portfolio; and
•	The engagement of a financial advisor, M-III Advisory Partners, LP, or M3, to advise and assist RAIT in its ongoing assessment of its financial performance and financial needs.

RAIT’s implementation of the 2018 strategic steps resulted in RAIT generating sufficient liquidity to meet its financial obligations arising during 2018, including the redemption by a RAIT subsidiary, RAIT Asset Holdings IV, LLC, or RAIT IV, of its preferred units which resulted in the cancellation of RAIT’s Series D preferred shares in June 2018 and the satisfaction of the put right of holders of our 4.0% senior convertible notes in October 2018, each as described below.  The board terminated the special committee in July 2018.

2019 Strategic Steps

Beginning in the second half of 2018, RAIT’s management, with direction from the board, resumed the review of the potential strategic and financial alternatives for RAIT, including certain alternatives previously considered in the special committee review.  As part of these efforts, RAIT management had preliminary discussions with various third parties to explore whether any of them were interested in any potential strategic and/or financial transaction or other action with respect to RAIT, its assets and/or its lending platform.  This review and related preliminary discussions continued through the fourth quarter of 2018 and are still ongoing at the time of filing of this annual report, and have been conducted with the support of financial and legal advisors, with the goals of seeking to maximize value for RAIT’s stakeholders in accordance with their respective interests and to address certain other adverse business and financial conditions facing RAIT, including those referenced below under “Going Concern Considerations.”  We refer to our continued implementation of the 2018 strategic steps, combined with our resumption of such review and holding these preliminary discussions, including, without limitation, any transactions or other actions contemplated thereby, as the 2019 strategic steps.   We cannot assure you that the 2019 strategic steps will result in any transaction or other action involving RAIT or of the effects that any action, transaction or inaction resulting from the 2019 strategic steps will have on any of RAIT’s stakeholders.  See Part I, Item 1A, “Risk Factors” for further discussion of potential risks to stakeholders’ respective interests in RAIT that may result from the 2019 strategic steps, including, without limitation, any transactions with third parties involving the merger of RAIT with or into another company, the recapitalization or restructuring of RAIT and/or the sale of RAIT and/or some or all of its assets including effectuating such merger, recapitalization, restructure and/or sale through bankruptcy proceedings or other means.  RAIT does not intend to make any further public comment regarding this review and these preliminary discussions until the outcome thereof is determined, except as may be required by law.

2018 Business Developments

Key developments related to the 2018 strategic steps included the following:

•	Redemption of the Series D Preferred Shares
o

On June 27, 2018, we redeemed and cancelled the remaining 2,939,190 Series D preferred shares (and linked preferred units of RAIT’s subsidiary, RAIT Asset Holdings IV, LLC, or RAIT IV) for (a) $56.8 million of cash received by RAIT IV from a transaction resulting in the transfer of RAIT IV’s retained interests in the following two securitizations previously consolidated by RAIT in its consolidated financial statements: RAIT 2015-FL5 Trust, or FL5, and RAIT 2016-FL6 Trust, or FL6; (b) defined available cash held by RAIT IV; and (c) shares of RAIT’s publicly traded 7.75% Series A Cumulative Redeemable Preferred Shares, or the Series A preferred shares, 8.375% Series B Cumulative Redeemable Preferred Shares, or the Series B preferred shares, and 8.875% Series C Cumulative Redeemable Preferred Shares, or the Series C preferred shares, with an aggregate $16.7 million of liquidation preference. Refer to section titled “Sale of FL5 Interests & FL6 Interests and Series D Preferred Shares Redemption” below for further information.

•	Debt Reductions
o	RAIT’s indebtedness, based on principal amount, declined by $777.1 million, or 54.7%, during the year ended December 31, 2018.
o

Total recourse debt, excluding RAIT’s secured warehouse facilities, declined by $125.9 million, or 43.2% during the year ended December 31, 2018. In addition, we repaid all outstanding borrowings on our secured warehouse facilities.

•	Asset Monetization Plan and Liquidity Position
o

For the year ended December 31, 2018, RAIT has monetized a portion of its loans and real estate assets with an aggregate book value of $322.2 million.  These monetizations include sales of loans, sales of real estate assets and repayments of loans.  After selling costs and repayment of obligations directly secured by a portion of those assets of $169.2 million, RAIT received net proceeds of $153.0 million.

o	RAIT’s cash and cash equivalents balance, as of December 31, 2018, was $42.5 million and, as of March 15, 2019, was $40.2 million.

•	Compensation & General and Administrative, or G&A, Expenses
o

RAIT implemented a reduction in force of certain of its employees determined to be non-essential to RAIT’s implementation of the 2018 strategic steps, which has contributed to the reduced run rate of base compensation expense from approximately $2.5 million per quarter at December 31, 2017 to approximately $1.4 million per quarter subsequent to the reduction in force.

o

RAIT implemented a retention plan, which was successful in incentivizing RAIT’s executive and non-executive employees to remain employed at RAIT through the end of 2018 in order to permit such employees to implement the 2018 strategic steps.  A new retention plan was implemented in January 2019 to cover the first quarter of 2019 as part of the implementation of the 2019 strategic steps.

o

In connection with the implementation and execution of the 2019 strategic steps, the 2018 strategic steps, the earlier strategic alternatives process, the redemption of the Series D preferred shares discussed above and other matters, including our NYSE listing status, RAIT incurred significant legal and consulting expenses which led to an increased level of G&A expenses during the year ended December 31, 2018.  These items contributed to $15.9 million of G&A expenses during the year ended December 31, 2018.

Financial Results

•

We are reporting a net loss allocable to common shares of $(133.1) million, or $(72.37) per common share-diluted for the year ended December 31, 2018, as compared to $(184.7) million, or $(100.99) per common share-diluted, for the year ended December 31, 2017.

o

RAIT incurred asset impairment charges of $47.5 million for the year ended December 31, 2018.  These charges were primarily related to properties which were affected by local market conditions and/or for which we accepted offers to sell as part of our efforts to increase our liquidity.

o	RAIT also incurred a provision for loan losses of $32.9 million, which was primarily driven by loans where the borrower and/or property experienced an unfavorable event or events during the year.

Sale of FL5 Interests & FL6 Interests and Series D Preferred Shares Redemption

On June 27, 2018, RAIT IV completed the sale of its FL5 interests, as referenced below, and FL6 interests, as referenced below and together with the FL5 interests, the FL interests, to Melody RE II, LLC, or the FL purchaser, for an aggregate purchase price of $54.6 million.

Prior to the sale, RAIT, through its subsidiary RAIT IV, was the holder of:

•

60% of the units, or the FL5 interests, of RAIT – Melody 2016 Holdings, LLC, or Holdings 2016, which controls RAIT – Melody 2016 Holdings Trust. This trust owned, at the time of sale, various classes of non-investment grade bonds and the equity of FL5 with the remaining 40% of the units of Holdings 2016 being held by affiliates of the FL purchaser; and

•

60% of the units, or the FL6 interests, of RAIT – Melody 2017 Holdings, LLC, or Holdings 2017, which controls RAIT – Melody 2017 Holdings Trust. This trust owned, at the time of sale, various classes of non-investment grade bonds and the equity of FL6 with the remaining 40% of the units of Holdings 2017 being held by affiliates of the FL purchaser.

Prior to the sale, RAIT consolidated Holdings 2016 and FL5 and also consolidated Holdings 2017 and FL6 in its consolidated financial statements as RAIT was the primary beneficiary of these variable interest entities, or VIEs.  Holdings 2016 and Holdings 2017 have been referred to as the RAIT Venture VIEs in RAIT’s consolidated financial statements.  As a result of the sale, RAIT was no longer considered the primary beneficiary of these entities and has deconsolidated these entities from its consolidated financial statements.  RAIT recognized a loss of $8.2 million on the deconsolidation of these entities as the aggregate purchase price for the Interests of $54.6 million was less than RAIT’s net investment in these entities of $62.8 million.  After the sale of the Interests, RAIT retained its role as servicer and special servicer of the loans in FL5 and FL6.

Also on June 27, 2018, RAIT, several of RAIT’s subsidiaries, and ARS VI Investor I, LP, or the Series D investor, entered into a redemption and exchange agreement, or the Series D redemption and exchange agreement, whereby RAIT redeemed and cancelled the remaining 2,939,190 preferred units of RAIT IV and corresponding Series D preferred shares for (a) $54.6 million of cash (received by RAIT IV from the sale of the FL interests); (b) $2.2 million of defined available cash held by RAIT IV; and (c) shares of RAIT’s publicly traded Series A preferred shares with an aggregate $9.6 million liquidation preference, Series B preferred shares with an aggregate $4.2 million liquidation preference and Series C preferred shares with an aggregate $2.9 million liquidation preference.  In addition, RAIT paid the Series D investor an exchange fee of $0.4 million.  The Series D redemption and exchange agreement also provided for the termination of the Securities Purchase Agreement among RAIT, identified RAIT affiliates and the Series D investor, or the Series D purchase agreement, and mutual releases between RAIT and the Series D investor.  The redemption and exchange of the preferred units of RAIT IV and the linked Series D preferred shares resulted in an increase to shareholders equity of $11.9 million as the consideration exchanged of $61.6 million was less than the $73.5 million aggregate liquidation preference of Series D preferred shares that were redeemed and cancelled.

NYSE Delisting

On May 11, 2018, the New York Stock Exchange, or the NYSE, suspended trading in RAIT’s securities then listed on the NYSE, which we collectively refer to as the RAIT publicly traded securities:  RAIT’s common shares, or the common shares, Series A preferred shares, Series B preferred shares, Series C preferred shares, RAIT’s 7.625% senior notes and RAIT’s 7.125% senior notes.  The NYSE carried out this suspension and commenced proceedings to delist the RAIT publicly traded securities from the NYSE when the trading price of the common shares decreased to below $0.16 per share on May 11, 2018 because the NYSE, in interpreting NYSE continued listing standards, determined that a trading price of below $0.16 per share was “abnormally low” and, therefore, was cause for suspension of trading and delisting from the NYSE. As previously reported, on June 5, 2018, the NYSE notified RAIT that RAIT was no longer in compliance with another continued listing standard because RAIT had not maintained at least a $15.0 million average market capitalization over a 30 trading-day period.  On December 4, 2018, RAIT received the final decision of the NYSE to delist the RAIT publicly traded securities and, on December 6, 2018, the NYSE filed a Form 25 for each RAIT publicly traded security with the U.S. Securities and Exchange Commission, or the SEC, notifying the SEC of the NYSE’s determination to remove the RAIT publicly traded securities from listing on the NYSE, or the delisting, and to terminate the registration, or the 12(b) deregistration, of the RAIT publicly traded securities under Section 12(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The delisting became effective on December 17, 2018 and the 12(b) deregistration became effective on March 5, 2019. The RAIT publicly traded securities now trade on the OTCQB. The delisting and 12(b) deregistration, in and of themselves, do not affect the trading of the RAIT publicly traded securities on the OTCQB or RAIT’s reporting requirements under Section 12(g) of the Exchange Act and did not cause an event of default under any of RAIT’s then outstanding debt obligations.

Reverse Stock Split

Effective after the close of trading on August 13, 2018, we completed a one for fifty reverse stock split, or the reverse stock split, as previously authorized by the board, pursuant to authority granted to the board by RAIT’s common shareholders. The par value of common shares changed to $1.50 per share after the reverse stock split from $0.03 per share prior to the reverse stock split and every fifty shares issued and outstanding prior to the reverse stock split were combined into one common share after the reverse stock split. The reverse stock split did not change the number of authorized common shares. The financial statements included in this Annual Report on Form 10-K give retroactive effect to the reverse stock split and all share and per share amounts have been adjusted accordingly. The reverse stock split did not affect RAIT’s preferred shares, including the number of authorized or outstanding RAIT preferred shares or the dividend rate per share of any outstanding RAIT preferred shares.

Going Concern Considerations

Please see Part II, Item 8, “Financial Statements —Note 2: Summary of Significant Accounting Policies—Going Concern

Considerations” and Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—

Liquidity and Capital Resources” for a discussion of going concern considerations.

CRE Lending

RAIT’s CRE lending platform previously focused on the origination of first lien loans. We historically also offered mezzanine loans and preferred equity interests in limited circumstances to support first lien loans.  These represent a smaller portion of our CRE loan portfolio.  Our mezzanine loans are subordinate in repayment priority to a senior mortgage loan or loans on a property and are typically secured by pledges of ownership interests, in whole or in part, in the entities that own the real property. We generate a return on our preferred equity investments primarily through distributions to us at a fixed rate and the payment of distributions are subject to there being sufficient net cash flow from the underlying real estate to make such payments. We used this investment structure as an alternative to a mezzanine loan where the financial needs and tax situation of the borrower, the terms of senior financing secured by the underlying real estate or other circumstances necessitate holding preferred equity.  Our CRE loans are in most cases non-recourse or limited recourse loans secured by commercial real estate assets or real estate entities. This means that we look primarily to the assets securing the loan for repayment, subject to certain standard exceptions. Where possible, we sought to maintain direct lending relationships with borrowers, as opposed to investing in loans controlled by third-party lenders.

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

During the year ended December 31, 2018, we sold certain loans which had an unpaid principal balance of $128.8 million and received gross proceeds of $123.1 million. We received $74.9 million of net proceeds after payment of the costs to sell those loans and repayments of indebtedness secured by certain of those loans of $48.2 million.

During the year ended December 31, 2018, we originated $46.2 million of CRE loans prior to our implementation of the 2018 strategic steps, received CRE loan repayments of $391.2 million and deconsolidated loans with an unpaid principal balance of $266.6 million.

The tables below describe certain characteristics of our held-for-investment commercial mortgage loans, mezzanine loans and preferred equity interests as of December 31, 2018 (dollars in thousands):

	Book Value	Weighted- Average Coupon	Range of Maturities	Number of Loans
Commercial Real Estate (CRE)
Commercial mortgages	$453,217	6.9%	Feb. 2019 to Jun. 2025	35
Mezzanine loans	21,278	13.3%	Jun. 2020 to Mar. 2023	3
Preferred equity interests	28,576	6.0%	Mar. 2023 to Jun. 2029	13
Total CRE	$503,071	7.2%		51

Certain of our commercial mortgage loans, mezzanine loans and preferred equity interests provide for the accrual of interest at specified rates which differ from current payment terms.  We refer to these loans as cash flow loans, all of which were originated prior to 2011.  Although a cash flow loan accrues interest at a stated rate, pursuant to forbearance or other agreements, the borrower is only required to pay interest each month at a minimum rate, which may be as low as zero percent, plus additional interest up to the stated rate to the extent of all cash flow from the property underlying the loan after the payment of property operating expenses and any senior debt service.  Please see Part II, Item 8, “Financial Statements and Supplementary Data—Note 2: Summary of Significant Accounting Policies—Revenue Recognition” for further information on these loans.  As of December 31, 2018, we held investments we characterized as cash flow loans, with a recorded investment (including accrued interest) of $75.9 million comprised of preferred equity interests totaling $36.2 million, bridge loans totaling $9.5 million and mezzanine loans totaling $30.2 million.

As of December 31, 2018, our nonaccrual loans total $93.0 million, which is comparable to the $98.6 million of nonaccrual loans as of December 31, 2017.  We remain focused on working with our borrowers on these loans to either sell or refinance the underlying properties or to implement other strategies to maximize the value of these assets to us over time.  As of December 31, 2018, we had a loan loss reserve of $22.3 million, representing 24.0% of our nonaccrual loans and 4.4% of our total CRE loan portfolio.  As of December 31, 2017, our loan loss reserve was $14.9 million, which represented 15.1% of our nonaccrual loans and 1.2% of our total CRE loan portfolio. During the year ended December 31, 2018, we recognized provision for loan losses of $32.9 million, which were primarily driven by certain loans where the borrower and/or property experienced an unfavorable event or events during the period.

We have financed our consolidated CRE loans on a long-term basis through securitizations. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Securitization Summary” for more information about our securitizations.

The charts below describe the property types and the geographic breakdown of our commercial mortgage loans, mezzanine loans and preferred equity interests as of December 31, 2018:

(1)	Based on carrying amount.

REO properties

As described above, during 2018, we continued to sell and/or divest our legacy REO portfolio.  During the year ended December 31, 2018, we sold five properties for $106.2 million. As of December 31, 2018, our real estate portfolio consisted of an aggregate gross cost (carrying value) of $116.6 million ($107.8 million), comprised of $48.8 million ($40.6 million) of office properties, $49.1 million ($48.5 million) of retail properties, and $18.7 million ($18.7 million) of land.  We disposed of one additional REO property with an aggregate gross cost (carrying value), as of December 31, 2018, of approximately $4.9 million ($4.9 million) during the first quarter of 2019.

During the year ended December 31, 2018, we recognized impairment charges on real estate assets of $47.5 million as it was more likely than not that we would dispose of the assets before the end of their previously estimated useful lives and a portion of our recorded investment in these assets was determined to not be recoverable.  These impairment charges are further described below.

•	Due to the current conditions affecting one of our retail properties in its local market, we recognized an impairment charge of $13.5 million based on a third-party appraisal.

•

Due to the current conditions affecting another of our retail properties in its local market, as well as our efforts to increase liquidity pursuant to the 2018 strategic steps, we accepted an offer to purchase this asset which resulted in an impairment charge of $17.4 million based on an executed purchase and sale agreement, subsequent negotiations to sell the asset and the ultimate sales price we received for the asset.

•

Due to upcoming lease expirations and/or current market conditions, we recognized impairment charges on two other properties (office and land). The analysis performed on each property, which included third-party appraisals, resulted in impairment charges totaling $3.2 million.

•	We recognized impairment charges of $9.8 million on four assets based on the status of negotiations for the sale of the assets.

•	We recognized an impairment charge of $3.6 million on another asset as a result of a default on the asset’s associated ground lease.

We are continuing to market for sale certain of our real estate properties, and the ultimate outcomes of the sales of those properties are dependent on current market conditions and demand specific to each individual property. If we identify additional properties for disposition, our decision to no longer hold them for investment may result in future impairment charges.

We have financed our portfolio of investments in commercial real estate through secured commercial mortgage loans held by either third-party lenders or our commercial real estate securitizations.

The table below describes certain characteristics of our REO portfolio as of December 31, 2018 (dollars in thousands, except average effective rent):

					Average Effective Rent (a)
	Investments in Real Estate	Average Physical Occupancy	Units/ Square Feet/ Acres	Number of Properties	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
Office real estate properties (b)	48,760	83.6%	349,999	3	22.92	21.99
Retail real estate properties (b)	49,088	50.8%	506,737	3	18.83	14.05
Parcels of land	18,744	N/A	9.2	4	N/A	N/A
Total	$116,592	—		10
(a)	Based on properties owned as of December 31, 2018.
(b)	Average effective rent is rent per square foot per year and average physical occupancy is the monthly average occupied square feet.

The charts below describe the property types and the geographic breakdown of our investments in real estate as of December 31, 2018:

(1)	Based on carrying amount.

Certain REIT and Investment Company Act Limits on Our Strategies

REIT Limits

We conduct our operations to qualify as a REIT. We also conduct the operations of our subsidiary, Taberna Realty Finance Trust, or TRFT to qualify as a REIT, and any REITs we may sponsor or otherwise consolidate in the future, which we collectively refer to as our REIT affiliates, to each qualify as a REIT.  Please see Part II, Item 8, “Financial Statements and Supplementary Data—Note 13: Income Taxes” for further discussion.  During the year ended December 31, 2018, we sold our interests in two other REITs, RAIT-Melody 2016 Holdings Trust, or Melody FL-5, and RAIT-Melody 2017 Holdings Trust, or Melody FL-6, and, as such, no longer conduct the operations of these REITs.  Our exit of our Taberna securitization segment in 2014 did not involve selling TRFT, which continues to hold assets and liabilities unrelated to the Taberna segment. For a discussion of the tax implications of our and our REIT affiliates’ REIT status to us and our shareholders, see “Material U.S. Federal Income Tax Considerations” contained in Exhibit 99.1 to this Annual Report on Form 10-K. To qualify as a REIT, we and our REIT affiliates must continually satisfy various tests regarding sources of income, nature and diversification of assets, amounts distributed to shareholders and the ownership of common shares. In order to satisfy these tests, we and our REIT affiliates may be required to forgo investments that might otherwise be made. Accordingly, compliance with the REIT requirements may hinder our or our REIT affiliates’ investment performance. These requirements include the following:

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

•

Overall, no more than 25% (20% for years beginning after December 31, 2017) of the value of a REIT’s assets may consist of securities of one or more taxable REIT subsidiaries, or TRSs. During 2016, we restructured certain of our TRS entities by moving four former separate TRSs under a single TRS holding company (RAIT JV TRS Sub, LLC) in order to streamline our business operations and decrease administrative processes. Our TRSs currently hold a limited number of assets, including: RAIT JV TRS Sub, LLC (the holding company for entities that issued one of our junior subordinated notes and the entity party to our CMBS facilities), Taberna Equity Funding, Ltd. (the holding company for equity issued by a securitization) and RAIT Sharpstown TRS LLC (the holding company that previously owned a 1% ownership interest of a retail center located in Houston, Texas).  Our and our REIT affiliates’ use of fee-generating businesses held in a TRS, as well as the business of future TRSs we or our REIT affiliates may form, will be limited by our and our REIT affiliates’ need to meet this 25% (20% for years beginning after December 31, 2017) test, though we do not currently expect to utilize or expand these businesses under our current business strategy.

•

The REIT provisions of the Internal Revenue Code limit our and our REIT affiliates’ ability to hedge mortgage-backed securities, preferred securities and related borrowings. Except to the extent provided by the regulations promulgated by the U.S. Treasury Department, or the Treasury regulations, any income from a hedging transaction we or our REIT affiliates enter into in the normal course of business primarily to manage risk of interest rate or price changes or currency fluctuations with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, to acquire or carry real estate assets, which is clearly identified as specified in the Treasury regulations before the close of the day on which it was acquired, originated, or entered into, including gain from the sale or disposition of such a transaction, will not constitute gross income for purposes of the 95% gross income test (and will generally constitute non-qualifying income for purposes of the 75% gross income test). To the extent that we or our REIT affiliates enter into other types of hedging transactions, which we do not currently expect to do, the income from those transactions is likely to be treated as non- qualifying income for purposes of both of the gross income tests. As a result, we or our REIT affiliates might have to limit use of advantageous hedging techniques or implement those hedges through TRSs. This could increase the cost of our or our REIT affiliates’ hedging activities or expose it or us to greater risks associated with changes in interest rates than we or it would otherwise want to bear.

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

Competition

We have historically been subject to significant competition in all aspects of our business. Prior to our decision to implement the 2018 strategic steps, existing industry participants and potential new entrants have competed with us for the available supply of investments suitable for origination or acquisition, as well as for debt and equity capital. We also saw increasing amounts of competition from new entrants in the market to originate conduit loans and bridge loans. We have competed with many third parties engaged in real estate finance and investment activities, including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, lenders, governmental bodies and other entities. With respect to our investments in real estate, we face significant competition from other owners, operators and developers of properties, many of which own properties similar to ours in markets where we operate. Competition may increase, and other companies and funds with investment objectives similar to ours may be organized in the future. Some of these competitors have, or in the future may have, substantially greater financial resources than we do and may also enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. Consistent with the implementation and execution of the 2018 strategic steps, our competition continues to focus on other sellers of assets similar to those in our portfolio.

Employees

As of March 1, 2019, we had 25 employees. None of our employees are covered by a collective bargaining agreement.

Additional Information

Additional information about us can be found at our website located at www.rait.com. We make available, free of charge, on or through our website, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A.	Risk Factors

Shareholders and other stakeholders should carefully consider the following risk factors in conjunction with the other information contained in this report. The risks discussed in this report could adversely affect our business, operating results, prospects and financial condition. This could cause the value of our common and preferred shares, debt securities, and other securities to decline further and/or you to lose part or all of any investment in our securities. The risks and uncertainties described below are not the only ones we face but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not presently known to us or that, as of the date of this report, we deem immaterial may also harm our business. Some statements in this report, including statements in the following risk factors, constitute forward-looking statements. Please refer to “Forward-Looking Statements” above in this report.

Risks Related to Our Business and Operations

General risks

Actions and/or transactions affecting RAIT resulting from our 2019 strategic steps may have a material adverse effect on one or more classes of RAIT stakeholders.

As described in Part I, Item 1, “Business – Business Strategy” above, RAIT is engaged in the 2019 strategic steps which may lead to one or more actions or transactions involving RAIT, including, without limitation, a possible strategic or refinancing transaction, restructuring of our existing debt or equity, merger or sale of substantially all of RAIT’s assets.   We cannot assure you that the 2019 strategic steps will result in any such action or transaction or of the effects that any such action or transaction or no action or transaction would have on any of RAIT’s stakeholders, whether individually or in the aggregate.

We may elect to implement any such transaction through confirmation and consummation of a plan of reorganization and/or one or more sale transactions approved by a bankruptcy court under Chapter 11 of Title 11 of the U.S. Code, or Chapter 11, which would allow for court supervision and approval of the transaction and would help facilitate the requisite stakeholder approvals to implement such a transaction. We may also conclude that it is necessary to initiate Chapter 11 proceedings to implement a restructuring of our obligations even without a transaction. In any event, seeking relief under Chapter 11 would likely have a material adverse effect on our business, financial condition, results of operations, liquidity and returns to some or all of RAIT’s stakeholders, depending on their respective interests in RAIT.  If a transaction were to be implemented in a bankruptcy proceeding, it is likely that holders of our common shares and/or claims and interests with respect to, or rights to acquire, our common shares, and possibly holders of our preferred shares as well, would be entitled to little or no recovery, and those equity interests could be canceled for little or no consideration. Moreover, because we have a significant amount of indebtedness as well as preferred shares that are senior to our common shares in our capital structure, we believe that seeking bankruptcy relief under Chapter 11 would likely cause our existing common shares to be canceled, or otherwise result in a very limited recovery, if any, for our common shareholders, and would place our common shareholders, and possibly our preferred shareholders, at significant risk of losing their entire investment in our shares.  Even if an action or transaction resulting from the 2019 strategic steps is implemented outside of bankruptcy, it may require some or all classes of our stakeholders to take a loss. Such a loss, which would likely vary among the classes of our stakeholders, depending on their respective interest in RAIT, could be substantial and/or could be absolute.  In addition, as long as a Chapter 11 proceeding continues, our senior management would be required to spend a significant amount of time and effort dealing with the proceeding instead of focusing on our business operations. Bankruptcy relief also may make it more difficult to retain management and other key personnel necessary to the success of our business.  We refer to the risks described in this risk factor arising out of RAIT implementing a plan of reorganization under Chapter 11 as the bankruptcy risks.

We may not be able to repay or refinance our existing debt as it becomes due, whether at maturity or as a result of acceleration, and as a result we may be unable to continue as a going concern.

Our current operations and the plans we have implemented or initiated, including, without limitation, the 2019 strategic steps, may not be sufficient to provide sufficient funds to enable RAIT to satisfy the financial and other requirements of certain of RAIT’s indebtedness. Our failure to satisfy such obligations could result in the acceleration of some or all of such indebtedness. The uncertainty associated with our ability to meet our obligations as they become due raises substantial doubt about our ability to continue as a going concern. The report of our independent registered public accounting firm that accompanies its audited consolidated financial statements in this Annual Report on Form 10-K contains an explanatory paragraph regarding the substantial doubt about RAIT’s ability to continue as a going concern.  If RAIT is not able to meet its financial obligations as they come due, or does not satisfy the financial covenants of, or experiences a defined fundamental change under, its 7.125% senior notes and 7.625% senior notes, holders of our indebtedness could exercise their put rights or accelerate our outstanding indebtedness. If they did, those obligations, as well as other obligations that are cross-defaulted, would become immediately due and payable and we do not expect we would have sufficient liquidity to repay those amounts in those circumstances.

We are in discussions with various stakeholders and other parties and are pursuing or considering a number of actions and/or transactions, including, without limitation, the 2019 strategic steps, but there can be no assurance that sufficient liquidity can be obtained from one or more of these actions and/or transactions or that these actions and/or transactions can be consummated within the period needed to meet our obligations, as they come due at maturity or because of acceleration. As a result, we could be required to seek relief under Chapter 11.  If RAIT seeks such relief, that would give rise to the bankruptcy risks discussed elsewhere in these risk factors.

We have been focused on efforts to increase RAIT’s liquidity and better position RAIT to meet its financial obligations as they come due and not on growing our business, and this has had, and we expect will continue to have, a material adverse effect on the trading price of our securities, our business and financial results.

We may fail to successfully accomplish all of the priorities we identified for the 2019 strategic steps and we may not achieve the results we anticipated, even if we successfully implement one or more of our priorities. In addition, as a result of our prior activities and initiatives, and recent developments, and the 2019 strategic steps, potential buyers of our assets may view us as a distressed seller and as a result seek substantial discounts to the prices we seek, which could adversely affect the proceeds we receive from such asset sales.

Events and circumstances, such as financial or unforeseen difficulties, market disruptions, delays and unexpected costs, may occur that could result in our not realizing desired outcomes.  If we fail to implement the 2019 strategic steps in accordance with our expectations or achieve some or all of the expected benefits of these activities, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows. In addition, even if we successfully implement the 2019 strategic steps, we still may not realize their anticipated benefits. Even if we implement the 2019 strategic steps in accordance with our expectations and the anticipated benefits are substantially realized, there may be consequences or business impacts that were not expected. Regardless of whether or not we are successful in implementing the 2019 strategic steps, we may be required, or elect, to initiate Chapter 11 bankruptcy proceedings, which could give rise to one or more of the bankruptcy risks.

Further, as we pursue and implement the 2019 strategic steps, we may experience a loss of continuity, loss of accumulated knowledge or loss of efficiency during transitional periods. The execution of the 2019 strategic steps will require a significant amount of management and other employees’ time and focus, which will divert attention from day-to-day operating activities.

Part of the 2019 strategic steps is for RAIT to continue to sell certain of our assets and continue to divest a portion of our legacy REO holdings and, ultimately, further minimize our REO holdings. Any such disposition or attempted disposition is subject to risks, including risks related to the terms and timing of such disposition, risks related to obtaining necessary government or regulatory approvals, risks related to retained liabilities not subject to our control, and risks related to the need to provide transition services to the disposed business, which may result in the diversion of resources and focus.

If RAIT’s management does not successfully implement plans intended to mitigate conditions and events disclosed in this report, including the going concern considerations included in the financial statements included in this report, our financial condition, liquidity and ability to continue as a going concern may be materially adversely affected.

The financial statements included in this report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and other commitments in the normal course of business.  Part II, Item 8, “Financial Statements —Note 2: Summary of Significant Accounting Policies—Going Concern Considerations” discloses that RAIT’s management considered, as part of its assessment of RAIT’s ability to continue as a going concern within one year after the date of issuance of these financial statements, our 7.125% senior notes which mature in August 2019 and have an unpaid principal balance of approximately $65.0 million as of December 31, 2018, the financial covenant compliance requirements of certain of RAIT’s indebtedness, and RAIT’s recurring costs of operating its business which currently exceed RAIT’s operating income. This footnote describes management’s approved plans that are intended to mitigate those conditions and events and notes that, in applying the required accounting guidance, management’s currently approved plans have not met the probable threshold to alleviate the conditions that initially indicated RAIT will be unable to meet its obligations as they become due over the next twelve months.  If these plans or other strategic and financial alternatives are not successfully implemented, RAIT’s financial condition, liquidity and ability to continue as a going concern would likely be materially adversely affected, including, without limitation, that RAIT may not be able to maintain compliance with financial covenants in RAIT indebtedness and that, if RAIT continues to generate operating losses, will further erode the value of interests in RAIT held by its stakeholders.  One of such plans being considered, if no better alternative is developed from the 2019 strategic steps, would be for RAIT to monetize its interests in RAIT FL7, by winding it down and selling its underlying collateral, selling RAIT’s retained interests and/or other means, which would have material effects on our financial statements and operating results.  Such a transaction could also result in the loss of our position as servicer and/or special servicer for these securitizations and could generate proceeds below the value of these retained interests reflected in our financial statements.

RAIT is restricted in its ability to incur defined debt due to financial covenants in RAIT’s senior notes.

RAIT’s 7.625% senior notes and 7.125% senior notes contain financial covenants consisting of a maximum leverage ratio covenant and a minimum fixed charge ratio covenant.  These covenants must be met in the event RAIT or any subsidiary meeting the definition thereof in these notes’ related indentures were to incur debt, as defined in such indentures, and are measured immediately after giving pro forma effect to the incurrence of such debt and the application of the proceeds thereof.  If RAIT failed to comply with these financial covenants, that would constitute an event of default under these indentures permitting the acceleration of the applicable senior notes in defined circumstances.  If RAIT failed to repay any senior notes that were accelerated, it could trigger cross defaults under, and ultimately the acceleration of, other RAIT indebtedness.  RAIT expects that these financial covenants will restrict RAIT’s and these subsidiaries’ ability to incur such debt for the foreseeable future because RAIT does not expect that these financial covenants would be met on such pro forma basis in the event RAIT or such subsidiaries incurred such debt.  RAIT and these subsidiaries do not plan to incur any such debt, absent a pro forma use of proceeds that would permit compliance with these covenants.

As we execute on the 2019 strategic steps and divest assets, we may be required to record material asset impairment charges, which, while non-cash in nature, could materially and adversely impact our ability to maintain a required ratio or meet a required test set forth in our debt instruments.

As RAIT continues to move forward with the 2019 strategic steps, it intends to continue to divest various assets.  As RAIT identifies assets for divestment, RAIT may be required to record asset impairment charges which may be material. For the year ended December 31, 2018, RAIT incurred asset impairment charges of approximately $47.5 million primarily related to the carrying value of certain legacy properties. If RAIT needs to recognize further asset impairment charges in future quarters, such charges, while non-cash in nature, could materially and adversely impact our ability to maintain a required ratio or meet a required test set forth in our debt instruments.

Our investments are relatively illiquid which may make it difficult for us to sell such investments in connection with our 2019 strategic steps.

Our commercial real estate loans, our investments in real estate and our retained interests in our securitizations are relatively illiquid investments and we may be unable to vary our portfolio promptly in response to changing economic, financial and investment conditions or dispose of these assets quickly or at all in connection with our 2019 strategic steps. A portion of these investments may be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of these investments may make it difficult for us to sell such investments at a satisfactory price or at all. If we are unable to sell such investments at satisfactory prices, we will have even less liquidity to satisfy our obligations as they come due. Any sales of investments may result in our recognizing a loss on the sale.

If RAIT management is unable to successfully divest a portion of RAIT’s remaining real estate assets releasing cash from those sales and/or distributions on our retained interests in our RAIT I securitization, to continue to control costs, to sell certain loans and other assets, and to continue to receive repayments of loans as they become due, RAIT expects that its ability to satisfy its obligations would be materially adversely affected.

If RAIT is unable to raise capital from external sources as a result of actions and/or transactions resulting from the 2019 strategic steps, RAIT’s ability to satisfy its obligations arising over the next twelve months would depend significantly on management’s ability to continue to successfully divest RAIT of a portion of RAIT’s remaining real estate assets releasing cash from those sales and/or distributions on our retained interests in our RAIT I securitization, to continue to control costs, to sell certain loans and other assets, and to continue to receive repayments of loans as they become due.  In this respect, if RAIT is unable to significantly access capital from asset sales, its ability to satisfy its obligations would be materially adversely affected. In addition, our disclosure of our business strategies may cause potential buyers of our assets to view us as a distressed seller and cause these buyers to seek substantial discounts to the prices we are seeking, which could adversely affect the proceeds we receive from these sales.

Risks related to non-compliance with financing arrangements

Our failure to comply with the indentures and other instruments or agreements governing any current or future indebtedness, or, if applicable, a failure to maintain a required ratio, meet a required test or comply with a financial covenant thereunder, could result in an event of default and related cross-defaults or an acceleration of our indebtedness that, if not cured or waived, could materially and adversely impact our liquidity, financial condition, results of operations and future prospects.

If an event of default was to be asserted under any of the indentures or any other instruments or agreements governing our current or future indebtedness, or, if applicable, a failure to maintain a required ratio, meet a required test or comply with a financial covenant thereunder, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. It is not likely that our assets or cash flow would be sufficient to fully repay borrowings under such debt instruments if accelerated upon an event of default. In addition, any event of default or declaration of acceleration under any such debt instrument could also result in an event of default under one or more of our other debt instruments.

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

Other business risks

Loss of our management team or the ability to attract and retain key employees could harm our business.

The real estate finance business is very labor-intensive. We depend on our management team to manage our investments. The market for skilled personnel is highly competitive and has historically experienced a high rate of turnover. Due to the nature of our business, we compete for qualified personnel not only with companies in our business, but also in other sectors of the financial services industry. Competition for qualified personnel may lead to increased hiring and retention costs. We cannot guarantee that we will be able to attract or retain qualified personnel at costs that we currently can afford or at all. If we are unable to attract or retain a sufficient number of skilled personnel at manageable costs, it could impair our ability to manage our investments and execute our investment strategies successfully, thereby reducing our earnings.  RAIT’s ability to carry out the 2019 strategic steps depends on the continued contributions of certain key personnel, each of whom would be difficult to replace.  If RAIT were to lose the benefit of the experience, efforts and abilities of one or more of these individuals, operating results could suffer and normal operations could be interrupted and/or delayed.

Changes in general economic conditions may adversely affect our business.

Our business and operations depend on the commercial real estate industry generally, which in turn depends upon broad economic conditions in the U.S. and abroad. A worsening of economic conditions would likely have a negative impact on the commercial real estate industry generally and on our business and operations specifically. Adverse conditions in the real estate industry could harm our business and financial condition by, among other factors, reducing the value of our existing assets, limiting our access to debt and equity capital and otherwise negatively impacting our operations.  Additionally, disruptions in the global economy may also have a negative impact on the commercial real estate market domestically. Adverse conditions in the commercial real estate industry could harm our business and financial condition by, among other factors, reducing the value of our existing assets, limiting our access to debt and equity capital, limiting our ability to sell our assets and otherwise negatively impacting our operations.  See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Trends That May Affect Our Business” for a description of some of the specific economic trends that may affect our business.

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

Shareholders may from time to time engage in proxy solicitations, advance shareholder proposals or board nominations or otherwise attempt to effect changes, assert influence or acquire some level of control over us.  The delisting of our equity securities from the NYSE and our announcement of the 2019 strategic steps may increase the likelihood that activist shareholders may act against us.

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

RAIT has a limited number of executive officers and leadership talent within RAIT may not be sufficiently developed and/or, in light of our current financial condition, recruitment outside RAIT may not occur within time frames providing for orderly succession, if needed, in the future which could reduce the effectiveness of the management of our business overall or particular business functions and increase exposure to disruption if members of current management become unexpectedly unavailable.

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

Our board of trustees reviews our policies developed by management and, in particular, our investment policies. Our board of trustees may amend our policies or approve transactions that deviate from these policies without a vote of or notice to our shareholders. Policy changes could adversely affect the market price of our shares and our ability to make distributions. Our board of trustees cannot take any action to disqualify us as a REIT or to otherwise revoke our election to be taxed as a REIT without the approval of a majority of our outstanding voting shares, although this could occur in connection with a filing under the Bankruptcy Code.

We operate in a highly competitive market which may harm our business, financial condition, liquidity and results of operations.

Historically, we have been subject to significant competition in all of our business lines. After the adoption of our business strategies described above, our competition is primarily sellers of other assets similar to those in our portfolio. We compete with many third parties engaged in finance and real estate investment activities, including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms and broker-dealers, property managers, investment advisers, lenders, governmental bodies and other entities. Many of these competitors have, or in the future may have, substantially greater financial resources than we do and generally may be able to accept more risk. As such, they have the ability to reduce the risk of loss from any one loan by having a more diversified loan portfolio. They may also enjoy significant competitive advantages that result from, among other things, a lower cost of, and greater access to, capital and enhanced operating efficiencies. An increase in the general availability of funds to lenders, or a decrease in the amount of borrowing activity, may increase competition for selling loans and may reduce obtainable yields or increase the credit risk inherent in the available loans.

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

We have engaged in transactions with, and invested in, certain of the securitization vehicles under which we also serve as collateral manager, servicer and/or special servicer, and may continue to do so in the future. These transactions have included, and may include in the future, surrendering for cancellation notes we hold issued by these vehicles and exchanges of our or others’ securities with these vehicles for assets collateralizing these vehicles. In addition, we have previously, and may in the future, purchase investments in these vehicles that are senior or junior to, or have rights and interests different from or adverse to, other investors or credit support providers in the debt or other securities of such securitization vehicles. Such situations may create perceived or actual conflicts of interest between us and such other investors or credit support providers for such investors. Our interests in such transactions and investments may conflict with the interests of such other investors or credit support providers at the time of origination, upon the failure of a coverage test or in the event of a default or restructuring of a securitization vehicle or underlying assets.

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

Our quarterly operating results could fluctuate; therefore, you should not rely on past quarterly results to be indicative of our performance in future quarters. Factors that could cause quarterly operating results to fluctuate include, among others, variations in the timing of repayments of debt financing, variations in the timing of asset sales, variations in the amount of time between our receipt of the proceeds of a securities offering and our investment of those proceeds in loans or other assets, market conditions that result in increased cost of funds or material fluctuations in the fair value of our assets and liabilities, the degree to which we encounter competition in our markets, general economic conditions and other factors referred to elsewhere in this section.

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

Cyber incidents, cybersecurity threats or deficiencies in cybersecurity, or other security breaches to us or third-party vendors we use could compromise sensitive information belonging to us or our employees, borrowers, lessees, clients and other counterparties and could harm our business and our reputation.

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

Furthermore, in the operation of our business we also use third-party vendors that store certain sensitive data, including confidential information about our employees, and these third parties are subject to their own cybersecurity threats. Any security breach or other significant disruption involving the information technology networks and related systems of any party that provides us with services essential to our operations could have the following consequences, any of which could adversely affect our business:

•	subject us to legal claims or proceedings;
•	disrupt our operations, damage our reputation, and cause a loss of confidence in our products and services;
•	result in misstated financial reports, violations of loan covenants, missed reporting deadlines and/or missed permitting deadlines;
•

affect our ability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT or otherwise cause us to be non-compliant with applicable laws or regulations;

•

result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information (including information about tenants), which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;

•	result in our inability to maintain the building systems relied upon by our tenants for the efficient use of their leased space;
•	require significant management attention and resources to remedy any damages that result;
•	subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or
•	adversely impact our reputation among our tenants and investors generally.

Although third parties that provide us with services essential to our operations might have industry-standard security measures, there can be no assurance that those measures will be sufficient, and any material adverse effect experienced by any such third parties could, in turn, have an adverse impact on us.

The remediation costs and lost revenues experienced by a subject of an intentional cyberattack or other event which results in unauthorized third party access to systems to disrupt operations, corrupt data or steal confidential information may be significant and significant resources may be required to repair system damage, protect against the threat of future security breaches or to alleviate problems, including reputational harm, loss of revenues and litigation, caused by any breaches. Additionally, any failure to adequately protect against unauthorized or unlawful processing of personal data, or to take appropriate action in cases of infringement may result in significant penalties under privacy laws.

Combination or “Layering” of Multiple Risks May Significantly Increase Risk of Loss

Although the various risks discussed in this Item are generally described separately, you should consider the potential effects of the interplay of multiple risk factors. Where more than one significant risk factor is present, the risk of loss to our investors may be significantly increased.

The potential phasing out of LIBOR after 2021 may affect our financial results.

The chief executive of the United Kingdom Financial Conduct Authority, or FCA, which regulates the London Interbank Offered Rate, or LIBOR, has announced that the FCA intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is not possible to predict the effect of these changes or the establishment of alternative reference rates.

The Alternative Reference Rate Committee, or ARRC, a committee convened by the Federal Reserve that includes major market participants, and on which the SEC staff and other regulators participate, has proposed an alternative rate to replace U.S. Dollar LIBOR, the Secured Overnight Financing Rate, or SOFR. Any changes announced by the FCA, ARRC, other regulators or any other successor governance or oversight body, or future changes adopted by such body, in the method pursuant to which U.S. Dollar LIBOR, SOFR, or any other alternative rates are determined may result in a sudden or prolonged increase or decrease in the reported

LIBOR rates. If that were to occur, the levels of interest payments we incur and interest payments we receive may change. In addition, although certain of our LIBOR based obligations and investments provide for alternative methods of calculating the interest rate if LIBOR is not reported, uncertainty as to the extent and manner of future changes may result in interest rates and/or payments that are higher than, lower than or that do not otherwise correlate over time with the interest rates and/or payments that would have been made on our obligations if LIBOR rate was available in its current form.

Risk related to our financing strategy

Our reliance on debt to finance investments requires us to make balloon payments upon maturity, upon the exercise of any applicable put rights or otherwise, and an increased risk of loss may reduce our return on investments, reduce our ability to pay distributions to our stakeholders and possibly result in the foreclosure of any assets subject to secured financing.

We have historically incurred debt to finance our investments, which could compound losses and reduce our ability to pay our stakeholders. Our debt service payments could reduce the net income available for distributions to our shareholders and reduce our liquidity available to make distributions to our shareholders each calendar year that are required for REIT qualification. Most of our assets are pledged as collateral for borrowings. In addition, the assets of the securitizations that we consolidate collateralize the debt obligations of the securitizations and are not available to satisfy our other creditors. To the extent that we fail to meet debt service obligations, we risk the loss of some or all of our respective assets to foreclosure or sale to satisfy these debt obligations. Currently, our declaration of trust and bylaws do not impose any limitations on the extent to which we may leverage our respective assets.

In addition to the bankruptcy risks, we are subject to the risks normally associated with debt financing, including the risk that our cash flows will be insufficient to meet required principal and interest payments and the risk that we will be unable to refinance our existing indebtedness when it becomes due, or that the terms of such refinancing will not be as favorable as the terms of our indebtedness. Included in our debt instruments are provisions providing for the lump sum payment of significant amounts of principal, whether upon maturity, upon the exercise of any applicable put rights or otherwise, which we refer to as balloon payments. Most of our debt provides for balloon payments that are payable at maturity. If collateral underlying any secured credit facility we are party to defaults or otherwise fails to meet specified conditions, we may have to repay that facility to the extent it was secured by that collateral. Our ability to make these payments when due will depend upon several factors, which may not be in our control. These factors include our liquidity or our ability to convert assets owned by us into liquidity on or prior to such put or maturity dates and the amount by which we have been able to reduce indebtedness prior to such put or maturity date through exchanges, refinancing, extensions, collateralization or other similar transactions (any of which transactions may also have the effect of reducing liquidity or liquid assets). Our ability to accomplish these goals will be affected by various factors existing at the relevant time, such as the state of the national and regional economies, local real estate conditions, available interest rate levels, the lease terms for and equity in any related collateral, our financial condition and the operating history of the collateral. If we are unable to pay, redeem, restructure, refinance, extend or otherwise enter into transactions to satisfy any of our debt, this could result in defaults under, and acceleration of, our debt and we may be required to sell assets in significant amounts and at times when market conditions are not favorable, which could result in our incurring significant losses.

We may seek to acquire, redeem, restructure, refinance or otherwise enter into transactions to satisfy our debt which may include any combination of material payments of cash, issuances of our debt and/or equity securities, sales or exchanges of our assets or other methods.

From time to time our collateralized debt obligation, or CDO, notes payable, senior notes and our other indebtedness trade at discounts to their respective face amounts. In order to reduce future cash interest payments, as well as future principal amounts due upon any applicable put dates, at maturity or upon redemption, or to otherwise benefit RAIT, we may, from time to time, purchase such CDO notes payable, senior notes or other indebtedness for cash, in exchange for our equity or debt securities, or for any combination of cash and our equity or debt securities, in each case in open market purchases, privately negotiated transactions, exchange offers and consent solicitations or otherwise. We will evaluate any such transactions in light of then-existing market conditions, contractual restrictions and other factors, taking into account our current liquidity and prospects for future access to capital. The amounts involved in any such transactions, individually or in the aggregate, may be material and may materially reduce our liquidity or reduce or eliminate our ability to convert assets into liquidity. Any material issuances of our equity securities may have a material dilutive effect on our current shareholders.

Our financing arrangements contain covenants that restrict our operations, and any default under these arrangements could materially adversely affect our operations and accelerate our indebtedness and inhibit our ability to pay distributions to our shareholders.

Our financing arrangements contain restrictions, covenants and events of default. Failure to meet or satisfy any of these covenants could result in an event of default under these agreements. These agreements may contain cross- default provisions so that an event of default under one agreement will trigger an event of default under other agreements. Defaults generally give our lenders the right to declare all amounts outstanding under their particular credit agreement to be immediately due and payable and enforce their rights by foreclosing on or otherwise liquidating collateral pledged under these agreements. These restrictions may interfere with our ability to obtain financing or to engage in other business activities. Furthermore, our default under any of our financing arrangements could materially reduce our liquidity and our ability to make distributions to our shareholders. Covenants made by RAIT in its guarantee of its junior subordinated notes, at amortized cost, would restrict RAIT’s ability to declare or pay dividends or take related actions with respect to its equity or make payments or take related actions with respect to debt ranking pari passu or junior to such notes if there is a defined event of default under the indenture for such notes.

We may be subject to repurchases of loans or indemnification on loans and real estate that we have sold if certain representations or warranties in those sales are incorrect.

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

Representations and warranties made by us in connection with loan sales to securitization vehicles may subject us to liability that could result in loan losses and could harm our operating results and, therefore distributions and payments we make to our shareholders and other stakeholders.

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

RAIT I failed one of its over-collateralization tests which reduced periodic interest distributions on RAIT’s retained interests in RAIT I and if RAIT I was to fail to meet additional over-collateralization tests or interest coverage tests, which we collectively refer to as coverage tests, the timing and/or amounts of our cash flow from RAIT I may be materially affected.

The terms of RAIT I generally provide that the principal amount of assets must exceed the principal balance of the related securities issued by it by a certain amount, commonly referred to as “over-collateralization.” These terms provide that, if defaults and/or losses exceed specified levels based on the analysis by the rating agencies (or any financial guaranty insurer) of the characteristics of the assets collateralizing the securities issued in the securitization, the required level of over-collateralization may be increased or may be prevented from decreasing as would otherwise be permitted if losses or defaults did not exceed those levels. In addition, a failure by this securitization to satisfy an over-collateralization test may result in accelerated periodic interest distributions to the holders of the senior debt securities issued by it. Our equity holdings, certain of our debt interests and our subordinated management fees, if any, are subordinate in right of payment to the other classes of debt securities issued by the securitization entity. Other tests (based on delinquency levels or other criteria) may restrict our ability to receive cash distributions from assets collateralizing the securities issued by the securitization entity or our ability to effectively manage the assets held in the securitizations.

RAIT I also contains interest coverage tests. If the interest coverage tests are not met in a given period, then the cash flows are redirected from lower rated tranches and used to repay the principal amounts to the senior tranches of CDO notes payable. These conditions and the re-direction of cash flow continue until the triggers are met by curing the underlying cause of the interest coverage test failure, which may include curing payment defaults, paying down the CDO notes payable, or other actions permitted under the RAIT I indenture.  Any failure of a coverage test would likely reduce payments on RAIT’s retained interests in RAIT I.

In January 2019, RAIT I failed its Class F/G/H overcollateralization test which resulted in a significant amount of monthly interest proceeds on Class J Notes and Preference Shares issued by RAIT I that are held by a RAIT subsidiary being redirected to payments on senior classes of notes issued by RAIT I in their order of seniority.  RAIT does not expect this overcollateralization test to be satisfied for the foreseeable future and so RAIT expects these periodic interest distributions that would have otherwise been directed to these Class J Notes and Preference Shares to continue to be redirected in this manner, reducing RAIT’s periodic interest distributions from RAIT I though the amount of our ultimate gross total expected cash flows may not be affected.  RAIT I may fail to meet additional coverage tests in the future which would further reduce these periodic distributions from RAIT I and the timing and/or amount of other cash flow from RAIT I.  If RAIT I fails to meet additional coverage tests for more senior classes of notes than Class F/G/H, we expect that periodic interest distributions on RAIT’s retained interests in RAIT I would be materially reduced.  While failures of the Class C/D/E coverage tests or the Class F/G/H coverage tests would not constitute an event of default under the indenture governing the notes issued by RAIT I, for so long as any of the Class B Notes issued by RAIT I remain outstanding (the Class A Notes issued by RAIT I having been previously redeemed), a failure to meet a defined Class A/B overcollateralization ratio of 100% could result in an indenture event of default and an acceleration of the notes issued by RAIT I and other adverse consequences to RAIT.

RAIT I is required to hold auctions of its collateral assets at specified times and under specified conditions and our liquidity, financial performance and our return on the equity we hold in RAIT I may be adversely affected if the proceeds of any auction sales are lower than our valuation of such assets or if we acquire such assets in such auctions on more costly terms than the terms of RAIT I.

Under the indenture for the notes, or the CDO notes, issued to unaffiliated investors by RAIT I, since the CDO notes were not redeemed in full prior to the distribution date occurring in November 2016, an auction of the collateral assets of RAIT I is required to be periodically conducted by the relevant trustee and, if certain conditions set forth in the relevant indenture are satisfied, such collateral assets will be sold at the auction and the relevant CDO notes will be redeemed, in whole, but not in part, on such distribution date. No redemption of the CDO notes may occur unless proceeds of the auction, together with other defined available redemption funds, are sufficient to pay the defined total senior redemption amount. If such conditions are not satisfied and the auction is not successfully conducted on such distribution date, the relevant trustee will conduct auctions on a periodic basis until the relevant CDO notes are redeemed in full. Our liquidity and financial performance may be adversely affected if the proceeds of any auction sales are lower than our valuation of such assets or if we acquire such assets in such auctions on more costly terms than the terms of RAIT I. In addition, our returns on the preference shares and our other equity we hold in RAIT I may be reduced or eliminated if auctions are held when the total senior redemption amount does not include the payment of an internal rate of return on such preference shares.

Risks relating to our securities

Our common shares and preferred shares could be determined to be a “penny stock,” in which case a broker-dealer may find it more difficult to trade our common shares and an investor may find it more difficult to acquire or dispose of our common shares in the secondary market.

Our common shares may be subject to the so-called “penny stock” rules. The SEC has adopted regulations that define a “penny stock” to be any equity security that has a market price per share of less than $5.00, subject to certain exceptions, such as any securities listed on a national securities exchange. For any transaction involving a “penny stock,” unless exempt, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions. If our common shares were determined to be a “penny stock,” a broker-dealer may find it more difficult to trade our common shares and an investor may find it more difficult to acquire or dispose of our common shares in the secondary market. These factors could significantly negatively affect the market price of our common shares and our ability to raise capital.

Future issuances of our securities as a result of actions or transactions resulting from the 2019 strategic steps or otherwise in the public or private markets or to one or more of our stakeholders in negotiated transactions could adversely affect the trading price of our publicly traded securities and substantially dilute existing shareholders.

Future issuances of our securities as a result of actions or transactions resulting from the 2019 strategic steps or otherwise in the public or private markets or to one or more of our stakeholders in negotiated transactions could result in substantial dilution to existing shareholders, could potentially adversely affect the trading price of our publicly traded securities and could further impair our ability to raise capital or exchange new securities issued by us for other of our securities.  This is particularly true if such sales occur at depressed stock prices, such as those currently existing.  In addition, the perceived risk of dilution may cause some shareholders to sell their shares, which may further reduce the market price of our common shares and preferred shares.

We have suspended paying dividends on our common shares and preferred shares and we cannot assure you of our ability to pay dividends in the future or the amount of any dividends.

The board has determined to suspend paying a dividend on RAIT’s common shares and preferred shares. The board currently expects to continue to review and determine the dividends on RAIT’s common shares and preferred shares on a quarterly basis, but we cannot provide you with any assurances that RAIT will resume paying dividends on its common shares or preferred shares.   Our board determines the amount and timing of any distributions. In making this determination, our trustees consider a variety of relevant factors, including, without limitation, REIT minimum distribution requirements, the amount of cash available for distribution, restrictions under Maryland law, capital expenditures and reserve requirements and general operational requirements. We cannot assure you that we will be able to make distributions in the future. Any of the foregoing could adversely affect the market price of our publicly traded securities.  If dividends on RAIT’s outstanding preferred shares are in arrears for six or more quarterly periods, those preferred shareholders, voting as a single class, would be entitled to elect a total of two additional trustees to the board, which could have an adverse impact on RAIT’s governance and on the interests of RAIT stakeholders other than the holders of RAIT’s preferred shares if these additional trustees focus primarily on pursuing strategies to benefit holders of our preferred shares.

The trading market for our securities is limited.

We implemented a 1-for-50 reverse stock split of our common shares in August 2018 resulting in every fifty of our common shares then issued and outstanding being automatically combined into one issued and outstanding common share, as a result of which the market for our common shares has become, and is expected to remain substantially, less liquid.  In addition, our securities were delisted from the New York Stock Exchange in December 2018.  Our securities are currently quoted on the OTC Markets Group’s OTCQB Over-the-Counter Bulletin Board. The OTCQB is regarded as a junior trading venue. This may result in limited investor interest and hence lower prices for our securities than might otherwise be obtained. In addition, it may be difficult for holders of our securities to sell their securities without depressing the market price for our securities or at all. As a result of these and other factors, holders of our securities may not be able to sell their securities. Further, an inactive market may also impair our ability to raise capital by selling our common shares and may impair our ability to enter into strategic partnerships or acquire companies or products by using our shares of common shares as consideration. If an active market for our securities does not develop or is not sustained, it may be difficult for holders of our securities to sell those securities.   We cannot assure you that we will continue to meet the requirements for our securities to continue to trade on the OTCQB, in which event RAIT would need to determine if another trading platform would be available for its securities, which trading platform would likely provide less liquidity than the OTCQB.

Since our securities are currently quoted on the OTCQB, our shareholders may face significant restrictions on the resale of our securities due to state “Blue Sky” laws.

Each state has its own securities laws, often called “blue sky” laws, which (i) limit sales of securities to a state’s residents unless the securities are registered in that state or qualify for an exemption from registration, and (ii) govern the reporting requirements for broker-dealers doing business directly or indirectly in the state. Before a security is sold in a state, there must be a registration in place to cover the transaction, or the transaction must be exempt from registration. The applicable broker must be registered in that state. We do not know whether our securities will be registered or exempt from registration under the laws of any state. Since our securities are currently quoted on the OTCQB, a determination regarding registration will be made by those broker-dealers, if any, who agree to serve as the market-makers for our securities. There may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our securities. Investors should therefore consider the resale market for our securities to be limited, as they may be unable to resell securities without the significant expense of state registration or qualification.

  Risks related to our asset management business

We receive collateral management fees pursuant to a collateral management agreement for services we provide as the collateral manager of RAIT I. If a collateral management agreement is terminated or if the securities serving as collateral for RAIT I are prepaid or go into default, the collateral management fees will be reduced or eliminated.

We receive collateral management fees pursuant to a collateral management agreement for acting as the collateral manager of RAIT I. If all the notes issued by RAIT I are redeemed, or if the collateral management agreement is otherwise terminated, we will no longer receive collateral management fees from that securitization. In general, a collateral management agreement may be terminated both with and without cause at the direction of holders of a specified supermajority in principal amount of the notes issued by the securitization. Furthermore, such fees are based on the total amount of collateral held by the securitizations. If the assets serving as collateral for a securitization are prepaid or go into default, we will receive lower collateral management fees than expected or the collateral management fees may be eliminated.

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

We expect repayments of loans collateralizing RAIT I and the FL securitizations outside their contractual maturities to continue which we expect will reduce our returns from these securitizations.

We expect repayment of the loans collateralizing RAIT I and the FL securitizations outside their contractual maturities to continue. We expect this will reduce our returns from these securitizations. If we are unable to replace these returns, our financial performance may be adversely affected.

We receive servicing and special servicing fees pursuant to servicing agreements with RAIT I and the FL securitizations for services we provide as the servicer and special servicer. If these or any similar servicing agreements are terminated, if the loans serving as collateral for a securitization are prepaid or go into default or if the notes issued by these securitizations are repaid or redeemed, the servicing fees will be reduced or eliminated.

We receive servicing fees pursuant to servicing agreements for acting as the servicer and special servicer of each of RAIT I and the FL securitizations. If all the notes issued by RAIT I or any of the FL securitizations are repaid or redeemed, or if a servicing agreement is otherwise terminated if conditions under the relevant agreement are met, we will no longer receive servicing fees from RAIT I or the affected FL securitization, as applicable. In general, these servicing agreements may be terminated upon the occurrence of a termination event, which includes our failure to remit required payments, make required advances, material breaches of covenants or representations, defined bankruptcy and insolvency events and a ratings downgrade citing servicing concerns as a material factor. Furthermore, the fees payable by each securitization are based on the total amount of collateral held by the securitization. If the assets serving as collateral for a securitization are prepaid or go into default, we will receive lower servicing fees than expected or the servicing fees may be eliminated.

If we lose our rating as a commercial mortgage loan primary servicer and special servicer by Standard & Poor’s and by Morningstar or if any of the bonds in our FL securitizations are downgraded, qualified or put on a watch list by the relevant rating agency citing servicing concerns as the sole or a material factor, our fee income might be reduced.

We are rated as a commercial mortgage loan primary servicer and special servicer by Standard & Poor’s and by Morningstar. If we were to lose either of these ratings, we might need to incur additional expenses in order to regain our rating or obtain comparable credentials from other persons to continue to provide servicing services generating fee income under our arrangements with securitizations or enter into sub-servicing or other arrangements with third parties in order to continue to earn such fees. Such expenses or arrangements might reduce our fee income. Standard & Poor’s and Morningstar has downgraded our rating and this increases the chance that one or more of these adverse consequences will occur. In addition, if any of the bonds in our FL securitizations are downgraded, qualified or put on a watch list by the relevant rating agency citing servicing concerns as the sole or a material factor, we may be terminated as the servicer and/or special servicer of such securitization and our fee income may also be reduced.

RAIT’s ability to act as servicer and special servicer for RAIT FL8 could be materially adversely affected if RAIT is unable to address DBRS’ concerns.

As described above under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Securitization Summary,” a rating agency, DBRS Limited, or DBRS, announced that it had placed all classes of the Floating Rate Notes issued by RAIT FL8 under review with negative implications citing concerns over RAIT’s ability to continue to effectively service and special service these transactions due to RAIT’s announcement that it was taking described strategic steps. DBRS announced it would revisit the ratings once additional information becomes available.  RAIT’s ability to act as servicer and special servicer for the RAIT FL8 securitization could be materially adversely affected if RAIT is unable to address DBRS’ concerns.

Risks relating to financial reporting requirements and fair value determinations

If we deconsolidate any of RAIT I or the FL securitizations, it may have a material effect on our financial statements.

Our consolidated financial statements reflect our accounts and the accounts of our subsidiaries and other entities in which we have a controlling financial interest. If we were to determine that our interests in any of these entities no longer made us have a controlling financial interest, our determination to consolidate such entities would change. If we deconsolidate any of these entities for these or any other reasons, the assets, liabilities, equity and income in our financial statements may be changed significantly. We may consider disposing of part or all of our direct or indirect retained interests in any or all of RAIT I or the FL securitizations as part of the 2019 strategic steps which would likely replace assets, liabilities, equity and income in our financial statements from these securitizations with the proceeds of any such disposition which may materially change our financial condition and operating performance.

We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, investor confidence in our Company and, as a result, the value of our common shares.

We are required to report on the effectiveness of our internal controls over financial reporting and include in our Annual Reports on Form 10-K management’s assessment of the effectiveness of such controls. In connection with management’s assessment of our internal control over financial reporting for the year ended December 31, 2018, management identified certain material weaknesses in our internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented or detected and corrected, on a timely basis.

As described in Part II, Item 9A, “Controls and Procedures - Management’s Report on Internal Control Over Financial Reporting,” in our assessment of our internal controls for the year ended December 31, 2018, management identified a material weakness in our internal control over financial reporting related to the lack of an effective continuous risk assessment process and monitoring activities to modify financial reporting processes and related internal controls impacted by changes in the business operations, which created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis.

Management expects to remediate this material weakness by continuing its risk assessment and monitoring activities and testing of the enhanced controls that are further described in Part II, Item 9A, “Controls and Procedures - Changes in Internal Control Over Financial Reporting” section below to ensure that they are designed, implemented and operating effectively.  Until our remediation plan is fully implemented, our management will continue to devote time and attention to these efforts. If we do not complete our remediation in a timely fashion, or at all, or if our remediation plan is inadequate, there will be an increased risk that we will be unable to timely file future periodic reports with the SEC and that our future consolidated financial statements could contain errors that will be undetected. If we are unable to report our results in a timely and accurate manner, we may not be able to comply with the applicable covenants in our financing arrangements and may be required to seek amendments or waivers under these financing arrangements, which, if not agreed to, could adversely impact our liquidity and financial condition.

If we fail to maintain an effective system of integrated internal controls, we may not be able to accurately report our financial results and may be required to incur substantial costs and divert management resources.

We depend on our ability to produce accurate and timely financial statements in order to run our business. If we fail to do so, our business could be negatively affected, and our independent registered public accounting firm may be unable to attest to the accuracy of our financial statements. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent, or detect and correct, misstatements on a timely basis. A significant deficiency is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a registrant’s financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented or detected and corrected, on a timely basis.

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

Financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, require the use of estimates, judgments and assumptions that affect the reported amounts. Different estimates, judgments and assumptions reasonably could be used that would have a material effect on the financial statements, and changes in these estimates, judgments and assumptions are likely to occur from period to period in the future. Significant areas of accounting requiring the application of management’s judgment include but are not limited to: (i) assessing the adequacy of the allowance for loan losses; (ii) determining the fair value of financial instruments; and (iii) assessing impairments on real estate held for use or held for sale. As these estimates, judgments and assumptions are inherently uncertain, especially in turbulent economic times, our actual financial results may differ from these estimates.

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

We reflect certain assets and liabilities at fair value in our balance sheet, with changes in fair value recorded in earnings. All of these assets and liabilities are not publicly traded and as such, their fair value may not be readily determinable. For further discussion of the fair value of our financial instruments, see Part II, Item 8, “Financial Statements and Supplementary Data—Note 2: Summary of Significant Accounting Policies—Fair Value of Financial Instruments.” We value these assets quarterly at fair value. Because such valuations are inherently uncertain, may fluctuate over short periods of time and are based on assumptions and estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed. If our determinations regarding the fair value of these assets are not realized, we could record a loss upon their disposal.

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

Any investment may also be affected by a borrower’s failure to comply with the terms of our investment, its bankruptcy, insolvency or reorganization or its properties becoming subject to foreclosure proceedings, all of which may require us to become involved in expensive and time-consuming litigation. Some of our investments defer some portion of our return to loan maturity or the mandatory redemption date. The borrower’s ability to satisfy these deferred obligations may depend upon its ability to obtain suitable refinancing or to otherwise raise a substantial amount of cash. These risks may be subject to the same considerations we describe in the “Risks relating to our commercial real estate, or CRE, real estate lending business” section.

Risks related to our investments

RAIT’s increased sale of assets to generate liquidity while suspending new investment activity, which has been part of RAIT’s business strategy since early 2018, has resulted in the reduction of RAIT’s overall assets and an increase in the portion of RAIT’s assets having increased credit risk.

RAIT’s business strategy since early 2018 emphasizing RAIT’s increased sale of assets to generate liquidity while suspending new investment activity has resulted in a reduction of RAIT’s assets and an increase in the portion of RAIT’s assets having an increased credit risk profile in this period.  This is due in part to RAIT generally focusing on selling its assets with relatively better credit risk profiles, where practicable, to generate quicker and better proceeds with lower transaction execution risk, rather than trying to sell assets with relatively higher credit risk profiles.  As a result, in this period measured year to year RAIT’s assets overall have an increasing risk of requiring loan loss reserves and charge-offs and recognizing impairments related to these credit risks.  RAIT does not expect to be able to reverse this trend unless and until it is able to resume making new investments with historically comparable credit risk profiles, which may not occur.

We have a concentration of investments in the commercial real estate sector and may have concentrations from time to time in certain loan types, property types, locations, tenants and borrowers, which may increase our exposure to the risks of certain economic downturns.

We operate in the commercial real estate sector, including the financing and ownership of multifamily and other property types. Such concentration in one economic sector may increase the volatility of our returns and may also expose us to the risk of economic downturns in this sector to a greater extent than if our portfolio also included other sectors of the economy. Declining real estate values may reduce the level of new mortgage and other real estate-related loan originations since borrowers often use appreciation in the value of their existing properties to support the purchase of or investment in additional properties. Borrowers may also be less able to pay principal and interest on our loans or refinance our loans if the value of real estate weakens. Further, declining real estate values significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our recorded investment in the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans in our portfolio as well as our ability to originate/acquire/sell loans, which would materially and adversely affect our results of operations, financial condition, liquidity and business.

In addition, we are not required to observe specific diversification criteria relating to loan types, property types, locations, tenants or borrowers. A limited degree of diversification increases risk because the aggregate return of our business may be adversely affected by the unfavorable performance of a single type of loan, property type, single tenant, single market or even a single investment. Prior to our suspension of new investment activity, RAIT was focusing on the origination of bridge loans relating to properties in transition.  To the extent that our portfolio is concentrated in any one type of asset or region, downturns relating generally to such type of asset or region may result in defaults on a number of our assets within a short time period. Additionally, borrower concentration, in which a particular borrower is, or a group of related borrowers are, associated with multiple real properties securing mortgage loans or securities held by us, magnifies the risks presented by the possible poor performance of such borrower(s).

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

Our due diligence efforts before making an investment may not have identified all the risks related to that investment.

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

Since, in many cases, we own the non-investment grade and unrated debt and equity classes of securitizations, we are in a subordinated and/or “first loss” position because the rights of the securities that we hold are subordinate in right of payment and in liquidation to the rights of higher rated debt securities issued by the securitization entities. Accordingly, we have incurred and may in the future incur significant losses regarding our investments in these securities. In the event of default, we may not be able to recover any or all of our respective investments in these securities. In addition, we may experience significant losses if the underlying portfolio has been overvalued or if the values subsequently decline and, as a result, less collateral is available to satisfy interest, principal and dividend payments due on the related securities. The prices of lower credit quality securities are generally less sensitive to interest rate changes than higher rated investments but are more sensitive to economic downturns or developments specific to a particular issuer. Current credit market conditions have caused a decline in the price of lower credit quality securities because the ability of obligors on the underlying assets to make principal, interest and dividend payments may be impaired. In addition, existing credit support in a number of the securitizations in which we have invested have been, and may in the future be, insufficient to protect us against loss of our investments in these securities.

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

If the financial condition and/or results of operations of RAIT’s borrowers deteriorates for any reason, that could adversely affect the business of our borrowers and their ability to repay obligations.  In addition, if economic conditions deteriorate, that could impact the tenant’s ability to pay obligations and our borrower’s ability to secure financing and/or sell properties.

Our reserves for loan losses may prove inadequate, which could have a material adverse effect on our financial results.

We maintain loan loss reserves to protect against probable, incurred losses and conduct a review of the appropriateness of these reserves on a quarterly basis. Our loan loss reserves reflect management’s then-current estimation of the probability and severity of losses within our portfolio, based on this quarterly review. Our determination of loan loss reserves relies on significant estimates regarding the fair value of loan collateral. The estimation of these fair values is a complex and subjective process. As such, there can be no assurance that management’s judgment will prove to be correct and that reserves will be adequate over time to protect against future losses. Such losses could be caused by factors including, but not limited to, unanticipated adverse changes in the economy or events adversely affecting specific assets, borrowers, industries in which our borrowers operate, markets in which our borrowers or their properties are located or an inability to collect accrued interest receivable on loans which accrue interest at a higher rate than their stated pay rate. If our reserves for loan losses prove inadequate, we will suffer additional losses which may have a material adverse effect on our financial performance and results of operations.

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

Except for customary nonrecourse carve-outs for certain actions and environmental liability, most commercial mortgage loans, including those underlying the CMBS in which we have invested, are effectively nonrecourse obligations of the sponsor and borrower, meaning that there is no recourse against the assets of the borrower or sponsor other than the underlying collateral. In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations. Even if a mortgage loan is recourse to the borrower (or if a nonrecourse carve-out to the borrower applies), in most cases, the borrower’s assets are limited primarily to its interest in the related mortgaged property. Further, although a mortgage loan may provide for limited recourse to a principal or affiliate of the related borrower, there is no assurance any recovery from such principal or affiliate will be made or that such principal’s or affiliate’s assets would be sufficient to pay any otherwise recoverable claim.

Certain bridge loans may be more illiquid and involve a greater risk of loss than long-term mortgage loans.

We originated and acquired bridge loans generally having maturities of three years or less, that provide interim financing to borrowers seeking short-term capital for the acquisition or transition (for example, lease up and/or rehabilitation) of commercial real estate. Such a borrower under an interim loan often has identified a transitional asset that has been under-managed and/or is located in a recovering market. If the market in which the asset is located fails to recover according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management and/or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the interim loan, and we bear the risk that we may not recover some or all of our initial expenditure. In addition, borrowers usually use the proceeds of a long-term mortgage loan to repay an interim loan. We may therefore be dependent on a borrower’s ability to obtain permanent financing to repay our interim loan, which could depend on market conditions and other factors.

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

We may not control the special servicing of the mortgage loans or other debt underlying the debt securities in which we have invested, and, in such cases, the special servicer may take actions that could adversely affect our interest.

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

The existence of hazardous or toxic substances on a property will adversely affect its value and our ability to sell or borrow against the property. Contamination of real estate by hazardous substances or toxic wastes not only may give rise to a lien on that property to assure payment of the cost of remediation, but also can result in liability to us as owner, operator or lender for that cost. Many environmental laws can impose liability whether we know of, or are responsible for, the contamination. In addition, if we arrange for the disposal of hazardous or toxic substances at another site, we may be liable for the costs of cleaning up and removing those substances from the site, even if we neither own nor operate the disposal site. Environmental laws may require us to incur substantial expenses and may materially limit our use of our properties and our ability to make distributions to our shareholders. In addition, future or amended laws, or more stringent interpretations or enforcement policies with respect to existing environmental requirements, may increase our exposure to environmental liability.

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

Lease expirations, lease defaults and lease terminations may result in reduced revenue from our real estate if the lease payments received from replacement tenants are less than the lease payments received from the expiring, defaulting or terminating tenants. In addition, lease defaults by one or more significant tenants, lease terminations by tenants following events causing significant damage to the property or takings by eminent domain, or the failure of tenants under expiring leases to elect to renew their leases, could cause us to experience long periods with reduced or no revenue from a property and to incur substantial capital expenditures in order to obtain replacement tenants. See Item 2— “Properties,” for a ten-year lease expiration schedule for our non-residential properties as of December 31, 2018.

Risks relating to use of derivatives and hedging instruments

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

If we resume hedging activities, we will be subject to associated counterparty risk.

In the event we resume any hedging activities, we would be subject to credit risk with respect to the counterparties to derivative contracts (whether a clearing corporation in the case of exchange-traded instruments or another third party in the case of OTC instruments). If a counterparty becomes bankrupt or otherwise fails to perform its obligations under a derivative contract due to financial difficulties, we may experience significant delays in obtaining any recovery under the derivative contract in a dissolution, assignment for the benefit of creditors, liquidation, winding-up, bankruptcy, or other analogous proceeding. In the event of the insolvency of a counterparty to a derivative transaction, the derivative transaction would typically be terminated at its fair market value. If we are owed this fair market value in the termination of the derivative transaction and its claim is unsecured, we will be treated as a general creditor of such counterparty and will not have any claim with respect to the underlying security. We may obtain only a limited recovery or may obtain no recovery in such circumstances. In addition, the business failure of a counterparty with whom we enter into a hedging transaction will most likely result in its default, which may result in the loss of potential future value and the loss of our hedge and force us to cover our commitments, if any, at the then current market price.

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

During 2016, interest rate swap agreements relating to RAIT I terminated in accordance with their terms which could expose us to increased interest rate risk.

During 2016, interest rate swap agreements relating to RAIT I terminated in accordance with their terms. This could expose us to the risk that interest RAIT I pays on its respective CDO notes will be higher than the interest paid on the assets collateralizing the CDO notes.

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

We believe that we have been organized and operated in a manner that will allow us to qualify as a REIT. We have not requested, and do not plan to request, a ruling from the IRS that we and our REIT affiliates qualify as a REIT and any statements in our filings or the filings of our REIT affiliates with the SEC are not binding on the IRS or any court. Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions, for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may also affect our abilities and those of our REIT affiliates to qualify as a REIT. In order to qualify as a REIT, we and our REIT affiliates must each satisfy a number of requirements, including requirements regarding the composition of our respective assets and sources of our respective gross income. Also, we must each make distributions to our respective shareholders aggregating annually at least 90% of our respective net taxable incomes, excluding net capital gains. In addition, our respective ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership or REIT for U.S. federal income tax purposes. As an example, to the extent we have invested in preferred equity securities of other REIT issuers, our qualification as a REIT will depend upon the continued qualification of such issuers as REITs under the Internal Revenue Code. Accordingly, unlike other REITs, we and our REIT affiliates may be subject to additional risk regarding our respective ability to qualify and maintain our respective qualification as a REIT. The suspension of our origination of new assets pursuant to the 2019 strategic steps, our operations and our liquidity may adversely impact our and our REIT affiliates’ ability to meet REIT requirements and we and our REIT affiliates may be less able to make changes to our respective investment portfolios to adjust our respective REIT qualifying assets and income depending on our respective ability to deploy capital and maintain assets under management.  RAIT has entered into three Cooperation Agreements and waivers of the ownership limits in RAIT’s Declaration of Trust permitting the counterparties in those agreements to hold, in the aggregate, up to almost 40% of our outstanding preferred shares and almost 40% of our outstanding common shares.  This may increase the chance we may not comply with the Internal Revenue Code requirement that at no time during the last half of any taxable year may 5 or fewer individuals own directly or indirectly more than 50% in value of our outstanding stock.

There can be no assurance that we and our REIT affiliates will be successful in operating in a manner that will allow us to each qualify as a REIT. Because we receive significant distributions from TRFT and may in the future receive significant distributions from other of our REIT affiliates, the failure of one or more of such REIT affiliates to maintain its REIT status could cause us to lose our REIT status. In addition, legislation, new regulations, administrative interpretations or court decisions may adversely affect our investors, our respective ability to qualify as a REIT or the desirability of an investment in a REIT relative to other investments.

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

Our or our REIT affiliates’ respective taxable income may substantially exceed our or their respective net income as determined by accounting principles generally accepted in the United States, or GAAP, because, for example, expected capital losses will be deducted in determining our respective GAAP net income, but may not be deductible in computing our or their respective taxable income. GAAP net income may also be reduced to the extent we or our REIT affiliates have to “markdown” the value of our respective assets to reflect their current value. Prior to the sale of such assets, those mark-downs do not comparably reduce taxable income. In addition, we or our REIT affiliates have invested in assets including the equity of securitization entities that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets. This taxable income may arise for us in the following ways:

•

Repurchase of our debt at a discount, including our convertible senior notes, if any, or CDO notes payable, will generally result in our recognizing REIT taxable income in the form of cancellation of indebtedness income generally equal to the amount of the discount.

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

We may distribute taxable dividends that are payable in shares of our stock. If we were to make such a taxable distribution of shares of our stock, shareholders would be required to include the full amount of such distribution as income. As a result, a shareholder may be required to pay tax with respect to such dividends in excess of cash received. Accordingly, shareholders receiving a distribution of our shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a shareholder sells the shares it receives as a dividend in order to pay such tax, the sale proceeds may be less than the amount included in income with respect to the dividend. Moreover, in the case of a taxable distribution of shares of our stock with respect to which any withholding tax is imposed on a non-U.S. shareholder, we may have to withhold or dispose of part of the shares in such distribution and use such withheld shares or the proceeds of such disposition to satisfy the withholding tax imposed. While the IRS in certain private letter rulings has ruled that a distribution of cash or shares at the election of a REIT’s shareholders may qualify as a taxable stock dividend if certain requirements are met, it is unclear whether and to what extent we will be able to pay taxable dividends in cash and shares of common shares in any future period. In addition, if a significant number of our shareholders determine to sell common shares in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common shares.

Legislative, regulatory or administrative changes could adversely affect us or our shareholders.

Legislative, regulatory or administrative changes could be enacted or promulgated at any time, either prospectively or with retroactive effect, and may adversely affect us and/or our shareholders.

On December 22, 2017 the Tax Cuts and Jobs Act (“TCJA”) was signed into law. The TCJA makes significant changes to the U.S. federal income tax rules for taxation of individuals and corporations.  In addition to reducing corporate and individual tax rates, the TCJA eliminates or restricts various deductions. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The TCJA makes numerous large and small changes to the tax rules that do not affect the REIT qualification rules directly but may otherwise affect us or our shareholders.

While the changes in the TCJA generally appear to be favorable with respect to REITs, the extensive changes to non-REIT provisions in the Code may have unanticipated effects on us or our shareholders. Moreover, Congressional leaders have recognized that the process of adopting extensive tax legislation in a short amount of time without hearings and substantial time for review is likely to have led to drafting errors, issues needing clarification and unintended consequences that will have to be revisited in subsequent tax legislation. At this point, it is not clear if or when Congress will address these issues or when the Internal Revenue Service will issue administrative guidance on the changes made in the TCJA.

We urge you to consult with your own tax advisor with respect to the status of the TCJA and other legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our stock.

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

Qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification as a REIT depends on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. In addition, our ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for federal income tax purposes. In the event of our bankruptcy, we may forfeit our qualification as a REIT.

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

Our taxable income may substantially differ from our net income based on GAAP. For example, interest income on our mortgage related securities does not necessarily accrue under an identical schedule for U.S. federal income tax purposes as for accounting purposes. Please see Part II, Item 8, “Financial Statements and Supplementary Data—Note 13: Income Taxes” for further information.

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

The amount of dividends we distribute to our common and preferred shareholders in a given quarter may not correspond to our taxable income for such quarter. Consequently, a portion of the dividends we distribute may be deemed a return of capital for federal income tax purposes and will not be taxable but will reduce shareholders’ basis in the underlying common or preferred shares.

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

The ownership limitation may discourage a takeover or other transaction that our shareholders believe to be desirable. In the event of our bankruptcy, we may fail to meet the ownership limitation and forfeit our qualification as a REIT.

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

If our subsidiaries that are not registered as investment advisers under the Investment Advisers Act that provide collateral management, servicing or advisory services to securitizations or other investment vehicles were required to so register, it could hinder our operating performance and negatively impact our business and subject us to additional regulatory burdens and costs that we are not currently subject to.

Where our subsidiary provides collateral management, servicing or advisory services solely to one or more entities that do not invest in “securities” or regarding assets that are not “securities portfolios” that provide sufficient “regulatory assets under management”, as such terms are defined in the Investment Advisers Act, such subsidiary will not engage in activities that would require it to register as an investment adviser under the Investment Advisers Act. We have determined that RAIT Partnership does not need to register as an investment adviser for RAIT Partnership’s collateral management services to RAIT I or RAIT Partnership’s affiliates providing servicing to the FL securitizations, and RAIT I. We have not requested the SEC to approve our determination that these subsidiaries do not need to register as investment advisers under the Investment Advisers Act and the SEC has not done so. If the SEC or any applicable state regulatory authority were to disagree with our determination, we would need to register those companies as investment advisers and comply with all applicable requirements, which might require those subsidiaries to adjust the manner in which they provide services which could hinder their respective operating performance and negatively impact their respective business and subject them to additional regulatory burdens and costs that they are not currently subject to.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

For our investments in real estate, we had disposed of our remaining multi-family properties by December 31, 2018, which generally had leases with terms of one-year or less, and leases for our office and retail properties are operating leases. The following table represents a ten-year lease expiration schedule for our non-residential properties as of December 31, 2018.

Year of Lease Expiration (December 31,)	Number of Leases Expiring during the Year	Rentable Square Feet Subject to Expiring Leases	Final Annualized Rent under Expiring Leases (in 000's) (a)	Final Annualized Rent per Square Foot under Expiring Leases	Percentage of Total Final Annualized Base Rent Under Expiring Leases	Cumulative Total
2019	46	80,959	$1,945,601	$24.03	19.2%	19.2%
2020	20	181,927	1,882,056	10.35	18.5%	37.7%
2021	24	123,012	2,069,401	16.82	20.4%	58.1%
2022	18	129,283	1,430,494	11.06	14.1%	72.2%
2023	15	88,212	1,591,316	18.04	15.7%	87.8%
2024	3	13,552	223,667	16.50	2.2%	90.0%
2025	2	24,002	308,307	12.85	3.0%	93.1%
2026	4	9,147	154,061	16.84	1.5%	94.6%
2027	0	0	0	0.00	0.0%	94.6%
2028	1	10,425	160,232	15.37	1.6%	96.2%
2029 and thereafter	2	24,352	390,319	16.03	3.8%	100.0%
Total	135	684,871	$10,155,454	$14.83	100%

(a)“Final Annualized Rent” for each lease scheduled to expire represents the cash rental rates of the respective tenants for the final month prior to expiration multiplied by 12.

For a description of our investments in real estate, see Item 1—“Business—Our Investment Portfolio—Investments in real estate” and Item 8—“Financial Statements and Supplementary Data—Schedule III.”

Item 3.	Legal Proceedings

General

We are involved from time to time in litigation on various matters, including disputes with tenants of owned properties, disputes arising out of agreements to purchase or sell properties, disputes arising out of our loan portfolio, negligence, discrimination, and similar tort claims related to owned properties or employment related disputes. Given the nature of our business activities, these lawsuits are considered routine to the conduct of our business. The result of any particular lawsuit cannot be predicted, because of the very nature of litigation, the litigation process and its adversarial nature, and the jury system. We do not expect that the liabilities, if any, that may ultimately result from such routine legal actions will have a material adverse effect on our consolidated financial position, results of operations or cash flows, except as described below.

RAIT Preferred Funding II, Ltd. v. CWCapital Asset Management LLC, et al.–Index No. 651729/2016 (Sup. Ct. N.Y.)

On September 20, 2017, RAIT Preferred Funding II, Ltd., or RAIT II, filed an amended complaint against CWCapital Asset Management, LLC, or CWCapital, Wells Fargo Bank N.A., or Wells Fargo, and U.S. Bank N.A., or U.S. Bank. This action concerns a loan, or the mortgage loan, to a non-party borrower, or the borrower, in 2007.  RAIT II purchased $18.5 million of the mortgage loan for which it held a promissory note, or note B.  U.S. Bank is the trustee for a securitization trust that purchased the remaining $190.0 million of the mortgage loan and for which it held a promissory note, or note A.  CWCapital is the special servicer and Wells Fargo is the master servicer for the mortgage loan (including note A and note B).  The parties’ rights and obligations are governed by, among other things, a pooling and servicing agreement and a co-lender agreement. The mortgage loan was repaid in May of 2017, and the defendants have alleged that RAIT II was not entitled to receive any payoff of principal under note B pursuant to the subordination and other provisions of the co-lender agreement.  In the amended complaint, RAIT II alleges, among other things, that the defendants breached certain of their obligations under the operative documents and RAIT II should have received, among other things, all of its $18.5 million principal under note B.

On October 11, 2017, CWCapital and U.S. Bank moved to dismiss the amended complaint and on November 13, 2017 Wells Fargo moved to dismiss the amended complaint.  RAIT II filed its opposition to the motions to dismiss on November 27, 2017.  By Decision and Order dated January 29, 2018, the Court denied the defendants’ motions to dismiss the contract claims, leaving intact RAIT II’s breach of contract claims against all defendants.  The Court dismissed RAIT II’s non-contract claims (unjust enrichment, conversion, money had and received, and declaratory judgment) as duplicative of the surviving contract claims.  The parties have concluded discovery.  Defendants filed a motion for summary judgment on March 18, 2019, and the Court will set a briefing schedule for RAIT’s response and Defendants’ reply.  Trial is currently set for June 10, 2019.

On December 17, 2018, RAIT II assigned its interest in note B to TRFT in connection with TRFT’s redemption of RAIT II described below, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Securitization Summary.”  In connection therewith, TRFT is in the process of being substituted for RAIT II as the plaintiff in this litigation.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Our Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common shares trade on the OTCQB Venture Market, or the OTCQB, of the OTC Markets Group under the symbol “RASF.” The OTCQB is not a stock exchange and any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.  Our common shares were delisted from the NYSE in December 2018.  As of March 1, 2019, there were 1,850,441 of our common shares outstanding held by 345 holders of record.

We have adopted a Code of Business Conduct and Ethics, which we refer to as the Code, for our trustees, officers and employees intended to satisfy NYSE listing standards and the definition of a “code of ethics” set forth in Item 406 of Regulation S-K.  We have continued to require compliance with the Code after such delisting.  The Code is available on our website at http://www.rait.com. Any information relating to amendments to the Code or waivers of a provision of the Code otherwise required to be disclosed pursuant to Item 5.05 of Form 8-K will be disclosed through our website.

The board determined to suspend paying a dividend on RAIT’s common shares on November 1, 2017. The board currently expects to continue to review and determine whether to declare any dividends on RAIT’s common shares on a quarterly basis. For further discussion of our dividend policies, see Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations-REIT Taxable Income.”

The board determined that it would suspend the dividend on RAIT’s outstanding preferred shares on June 12, 2018.   The board currently expects to continue to review and determine whether to declare any dividends on RAIT’s preferred shares on a quarterly basis.  Our Series A Preferred Shares are quoted on the OTCQB and traded under the symbol “RASFP.” As of December 31, 2018, $8.3 million of dividends on these shares were unpaid and in arrears.  Our Series B Preferred Shares are quoted on the OTCQB and traded under the symbol “RASFO.” As of December 31, 2018, $4.0 million of dividends on these shares were unpaid and in arrears.  Our Series C Preferred Shares are quoted on the OTCQB and traded under the symbol “RASFN.” As of December 31, 2018, $2.9 million of dividends on these shares were unpaid and in arrears.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.	Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an internally-managed Maryland real estate investment trust, or REIT, focused on managing a portfolio of commercial real estate, or CRE, loans and properties.  As described in “Part I-Item 1. Business” above, or the business description, we are currently engaged in the 2019 strategic steps, which include, without limitation, reviewing potential strategic and financial alternatives for RAIT and engaging in related preliminary negotiations with various third parties, undertaking steps to increase liquidity and reduce costs within our businesses and continuing to opportunistically divest a portion of our owned real estate, or REO, portfolio and certain of our loans, while continuing to service and manage our existing CRE loan portfolio.  We were formed in August 1997 and commenced operations in January 1998.

See Part I, Item 1, “Business” above, or the business description, which is incorporated herein by reference, for further description of our company, business strategy, 2018 business developments and financial results and other matters.

For further discussion of RAIT’s liquidity, including its near-term obligations and current and potential future sources of liquidity, see “Liquidity and Capital Resources” below.

Trends That May Affect Our Business

The following trends may affect our business:

Impact of Evolution of Our Business Strategy.  We expect that our continued execution of the 2019 strategic steps may result in downward pressure on the price of our common and preferred shares and our recourse indebtedness and may have varying benefits to, or material adverse effects on, our various stakeholders in accordance with their respective interests, including, without limitation, effects resulting from the bankruptcy risks.

Trends relating to capital markets.  We are seeing high volatility in the capital markets with respect to our publicly traded common and preferred shares and our senior notes, which are thinly traded.

Trends Relating to Investments in Loans. We are expecting a moderate to high level of loan repayments in 2019 as borrowers continue to take advantage of relatively strong real estate market fundamentals and either sell or refinance their properties.

Trends Relating to Investments in Real Estate. We have sold the majority of our REO property portfolio.  From a performance perspective, we expect the occupancy and rental rates of our remaining office properties to remain relatively stable during 2019.  The retail property sector has continued to experience challenges in 2018, and we expect that to continue in 2019.

Interest rate environment. Interest rates rose and volatility increased in 2018 as the Federal Reserve began to tighten monetary policies.  We believe market participants expect that the future interest rate environment will be higher than 2018. In the event interest rates rise significantly, we may be impacted. We have historically used floating rate facilities and long-term floating rate securitization bonds to finance our investments. As we seek to sell or divest a portion of our remaining REO properties in 2019, a rising interest rate environment may adversely affect the value of the properties we seek to sell if capitalization rates rise as a result and potential purchasers’ borrowing costs increase.

Prepayment rates. Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayment rates on our assets also may be affected by other factors, including, without limitation, conditions in the housing, real estate and financial markets, general economic conditions and the relative interest rates on adjustable-rate and fixed-rate loans. See “Securitization Summary” below for a discussion of the impact of prepayments on the returns we receive from our retained interests in our consolidated securitizations. As a result of the relatively low current interest rate environment, there may be an increase in prepayment rates in our commercial loan portfolio, which could decrease our net investment income. Our CRE loan portfolio continues to experience elevated levels of loan payoffs as borrowers are taking advantage of the strong real estate markets to either sell or refinance their properties. These factors have contributed to the decline in our net interest margin through 2018 as loans repay and leverage declines. Loan repayments were $391.2 million during 2018.

Increasing Credit Risk in Our Investment Portfolio. RAIT’s business strategy since early 2018 emphasized RAIT’s increased sale of assets to generate liquidity while suspending new investment activity.  This has resulted in a reduction of RAIT’s assets and an increase in the portion of RAIT’s remaining assets having an increased credit risk profile in this period.  This is due in part to RAIT generally focusing on selling its assets with relatively better credit risk profiles, where practicable, to generate more immediate returns of investment with lower transaction execution risk, rather than trying to sell assets with relatively higher credit risk profiles.  As a result, a larger portion of RAIT’s remaining assets have an increasing risk of requiring loan loss reserves and charge-offs and recognizing impairments related to these credit risks.  RAIT does not expect to be able to reverse this trend unless and until it is able to resume making new investments with historically comparable credit risk profiles, which may not occur.

Securitization Summary

Overview. We have used securitizations to match fund the interest rates and maturities of our assets with the interest rates and maturities of the related financing. This strategy has helped us reduce interest rate and funding risks on our portfolios for the long-term. A securitization is a structure in which multiple classes of debt and equity are issued by a special purpose entity to finance a portfolio of assets. Cash flow from the portfolio of assets is used to repay the securitization liabilities sequentially, in order of seniority. The most senior classes of debt typically have credit ratings of “AAA” through “BBB–” and therefore can be issued at yields that are lower than the average yield of the loans collateralizing the securitization. The debt tranches are typically rated based on portfolio quality, diversification and structural subordination. The equity securities issued by the securitization are the “first loss” piece of the capital structure, but they are entitled to all residual amounts available for payment after the obligations to the debt holders have been satisfied. Historically, the stated maturity of the debt issued by a securitization we have sponsored and consolidated has been between 15 and 19 years for our FL securitizations and approximately 40 years for RAIT I and RAIT II. However, we expect the weighted average life of such debt to be shorter than the stated maturity due to the financial condition of the borrowers on the underlying loans and the characteristics of such loans, including the existence and frequency of exercise of any permitted prepayment, the prevailing level of interest rates, the actual default rate and the actual level of any recoveries on any defaulted loans. Debt issued by these securitizations is non-recourse to RAIT and payable solely from the payments by the borrowers on the loans collateralizing these securitizations. These assets are in most cases “non-recourse” or limited recourse loans secured by commercial real estate assets or real estate entities. This means that we look primarily to the assets securing the loan for repayment, subject to certain standard exceptions.

As of December 31, 2018, we had sponsored three outstanding securitizations with varying amounts of retained or residual interests held by us which we consolidate in our financial statements as follows: RAIT I, RAIT 2017-FL7 Trust, or RAIT-FL7 and RAIT 2017-FL8 Trust, or RAIT-FL8. We refer to RAIT FL7 and RAIT FL8 as the FL securitizations. We previously exercised our rights and unwound five other securitizations we had sponsored, RAIT 2013-FL1 Trust, or RAIT FL1, in 2015, RAIT 2014-FL2 Trust, or RAIT FL2, in 2016, RAIT 2014-FL3 Trust, or RAIT FL3, and RAIT 2015-FL4 Trust, or RAIT FL4, in 2017, and RAIT Preferred Funding II, Ltd., or RAIT II, in December 2018. During the year ended December 31, 2018, we deconsolidated RAIT 2015-FL5 Trust or RAIT FL5 and RAIT 2016-FL6 or RAIT FL6 as described above. We originated substantially all the loans collateralizing RAIT I and the FL securitizations. We serve as the collateral manager, servicer and special servicer on RAIT I and as servicer and special servicer for each of the FL securitizations.

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

Securitization Performance. RAIT I contains interest coverage triggers, or IC triggers, and over collateralization triggers, or OC triggers. If the IC triggers or OC triggers are not met in a given period, then the cash flows are redirected from lower rated tranches and used to repay the principal amounts to the senior tranches of CDO notes payable. These conditions and the re-direction of cash flow continue until the triggers are met by curing the underlying cause of the IC trigger or OC trigger failure, which may include curing payment defaults, paying down the CDO notes payable, or other actions permitted under the relevant securitization indenture. Since January 2019, the Class F/G/H OC test for RAIT I has not been met. As a result, certain interest payments that would have otherwise been distributed to the Class J notes and equity, which are owned by us, are instead being redirected to pay principal on the most senior class of CDO notes payable that are outstanding. The failure of this OC test does not represent an event of default under the RAIT I securitization indenture.  All other applicable IC triggers and OC triggers continue to be met for RAIT I. The FL securitizations do not have IC triggers or OC triggers.

Repayment of the loans collateralizing RAIT I outside their contractual maturities is expected to be slower than 2018 levels for the foreseeable future.  We continue to evaluate our real estate portfolio with regards to identifying other possible properties to sell as part of our previously disclosed debt reduction plan.  Because we own properties that are financed, in part, by loans collateralizing

RAIT I, sales of our properties could result in a reduction of our securitization notes payable. These repayments have reduced our returns from this securitization and we expect future repayments to continue to reduce these returns.

If the CDO notes issued by RAIT I have not been redeemed in full prior to the distribution date occurring in May 2019, then an auction of the collateral assets of RAIT I will continue to be conducted by the trustee periodically thereafter and, if certain conditions set forth in the indenture are satisfied, such collateral assets will be sold at the auction and the CDO notes will be redeemed, in whole, but not in part, on such distribution date. Ten auctions for RAIT I have been held but no sales occurred as not all of the conditions precedent were satisfied.

In March 2018, DBRS announced that it had placed all classes of the floating rate notes issued by RAIT FL5, RAIT FL6 and RAIT FL8 under review with negative implications. DBRS did this citing concerns over RAIT’s ability to continue to effectively service and special service these transactions due to RAIT’s announcement of the 2018 strategic steps. DBRS announced it would revisit the ratings once additional information becomes available. RAIT’s ability to act as servicer and special servicer for RAIT FL8 could be materially adversely affected if RAIT is unable to address DBRS’ concerns.

A summary of the investments in our consolidated securitizations as of the most recent payment information is as follows:

Our Legacy Securitizations

We sponsored two securitizations in 2006 and 2007.

•

RAIT I—We closed RAIT I in 2006. RAIT I is collateralized by $176.7 million principal amount of commercial real estate loans and participations, of which $32.8 million is defaulted. The current Class F/G/H OC test is failing at 107.9% with an OC trigger of 116.2%. The current Class C/D/E OC test is passing at 136.3% with an OC trigger of 123.0%. The current Class A/B OC test is passing at 436.9% with an OC trigger of 136.1%. All of the current IC tests are passing, including the Class F/G/H IC test at 153.1% with an IC trigger of 120.0%. All of the notes issued by this securitization are performing in accordance with their terms. We currently own $39.4 million of the securities that were originally rated investment grade and $165.0 million of the non-investment grade securities issued by this securitization. Except for any interest distributions being re-directed to more senior classes of notes as a result of the Class F/G/H OC test failure referenced above, we are currently receiving all distributions required by the terms of our retained interests in this securitization. We pledged $24.0 million of the securities of RAIT I we own as collateral for the junior subordinated note, at fair value. We have converted certain of the loans that collateralize RAIT I to real estate owned, thereby acquiring ownership of the related real estate property and leaving the loans and any other indebtedness encumbering the property outstanding. Upon these conversions, we consolidate the assets, liabilities and operations of the real estate properties, including any loans secured by the properties owed to unaffiliated lenders, and the loans collateralizing RAIT I secured by these properties remain outstanding, but are eliminated in consolidation. For a description of the encumbrances on our investments in real estate held by RAIT I, see Item 8—“Financial Statements and Supplementary Data—Schedule III.”

•

RAIT II— We closed RAIT II in 2007. During the year ended December 31, 2018, TRFT exercised its right to unwind RAIT II and satisfied the outstanding notes, all of which were owned by TRFT at the time of the unwind. The remaining assets of RAIT II were transferred to TRFT’s balance sheet and are unencumbered.

Our Floating Rate CMBS Securitizations

We have issued eight non-recourse floating rate CMBS securitizations since 2013 as follows:

•

RAIT FL1— During the third quarter of 2015, RAIT exercised its right to unwind RAIT 2013-FL1 Trust, or RAIT FL1, and repaid the outstanding notes. We refinanced the $55.0 million of remaining loans through one of our prior warehouse financing arrangements. Loan repayments in RAIT FL1 decreased the efficiency of the securitization and by unwinding this securitization, we increased our returns on our remaining assets.

•

RAIT FL2— During the third quarter of 2016, RAIT exercised its right to unwind RAIT 2014-FL2, or RAIT FL2, and repaid the outstanding notes. We refinanced the $99.8 million of remaining loans through one of our prior warehouse financing arrangements.  Loan repayments in RAIT FL 2 decreased the efficiency of the securitization and by unwinding this securitization, we increased our returns on our remaining assets.

•

RAIT FL3— During the second quarter of 2017, RAIT exercised its right to unwind RAIT 2014-FL3 Trust, or RAIT FL3, and satisfied the outstanding notes. We refinanced a majority of the $85.7 million of remaining loans through one of our prior warehouse financing arrangements. Loan repayments in RAIT FL3 decreased the efficiency of the securitization and by unwinding this securitization, we increased our returns on our remaining assets.

•

RAIT FL4— During the third quarter of 2017, RAIT exercised its right to unwind RAIT 2015-FL4 Trust, or RAIT FL4, and satisfied the outstanding notes. We refinanced a majority of the $98.6 million of remaining loans through one of our prior warehouse financing arrangements. Loan repayments in RAIT FL4 decreased the efficiency of the securitization and by unwinding this securitization, we increased our returns on our remaining assets.

•

RAIT FL5 & RAIT FL6— On June 27, 2018, RAIT IV completed the sale of its FL5 Interests and FL6 Interests for an aggregate purchase price of $54.6 million. See Part I, Item 1, “Business” for further discussion.

•

RAIT FL7— We closed RAIT FL7 in 2017. RAIT FL7 has $224.1 million of total collateral at par value, $9.0 million of which is in default. RAIT FL7, has classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $158.6 million to investors. We currently own the less than investment grade classes of junior notes, including a class with an aggregate principal balance of $65.5 million, and the equity, or the retained interests, of RAIT FL7.

•

RAIT FL8— We closed RAIT FL8 in 2017. RAIT FL8 has $168.0 million of total collateral at par value, none of which is in default. RAIT FL8, has classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $123.8 million to investors. We currently own the less than investment grade classes of junior notes, including a class with an aggregate principal balance of $44.2 million, and the equity, or the retained interests, of RAIT FL8.

The below table summarizes the current outstanding balances in our consolidated securitizations as of the most recent payment date:

($ in millions)	RAIT I	FL 7	FL 8
Total Collateral Outstanding (Par)	$176.7	$224.1	$168.0
Total Bonds Outstanding (Par)	$181.5	$224.1	$168.0
Bonds Held by 3rd Parties Outstanding (Par)	$107.0	$158.6	$123.8
RAIT Investment Grade Bond Ownership (Par) (1)	$39.3	$-	$-
RAIT Below Investment Grade Bond Ownership (Par) (1)	$35.2	$65.5	$44.2
RAIT Equity Interest Ownership (Par)	$165.0	$-	$-
(1)	Investment grade and below investment grade determinations made based upon ratings of bonds upon their issuance.

REIT Taxable Income

To qualify as a REIT, we are required to make annual dividend payments to our shareholders in an amount at least equal to 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. In addition, to avoid certain U.S. federal excise taxes, we are required to make dividend payments to our shareholders in an amount at least equal to 90% of our REIT taxable income for each year. Because we expect to pay dividends based on the foregoing requirements, and not based on our earnings computed in accordance with accounting principles generally accepted in the United States (GAAP), our dividends may at times be more or less than our reported earnings as computed in accordance with GAAP.

Our board of trustees monitors RAIT’s REIT taxable income and all available net operating losses not utilized in prior years. The board has determined to suspend paying a dividend on RAIT’s common shares and on RAIT’s preferred shares. The board currently expects to continue to review and determine the dividends on RAIT’s common shares and on RAIT’s preferred shares on a quarterly basis. Our board determines the amount and timing of any distributions. In making this determination, our trustees consider a variety of relevant factors, including, without limitation, REIT minimum distribution requirements, the amount of cash available for distribution, restrictions under Maryland law, capital expenditures and reserve requirements and general operational requirements. Our board of trustees reserves the right to change its dividend policy at any time or from time to time in its sole discretion but expects to declare dividends, if any, in at least the amount necessary to maintain RAIT’s REIT status.

Total taxable income and REIT taxable income are non-GAAP financial measurements, and do not purport to be an alternative to reported net income determined in accordance with GAAP as a measure of operating performance or to cash flows from operating activities determined in accordance with GAAP as a measure of liquidity. Our total taxable income represents the aggregate amount of taxable income generated by us and by our domestic and foreign TRSs. REIT taxable income is calculated under U.S. federal tax laws in a manner that, in certain respects, differs from the calculation of net income pursuant to GAAP. REIT taxable income excludes the undistributed taxable income of our domestic TRSs, which is not included in REIT taxable income until distributed to us. Subject to TRS value limitations, there is no requirement that our domestic TRSs distribute their earnings to us. REIT taxable income, however, generally includes the taxable income of our foreign TRSs because we will generally be required to recognize and report our taxable income on a current basis. Since we are structured as a REIT and the Internal Revenue Code requires that we distribute substantially all of our net taxable income in the form of dividends to our shareholders, we believe that presenting the information management uses to calculate REIT net taxable income is useful to investors in understanding the amount of the minimum dividends, if any, that we must make to our shareholders so as to comply with the rules set forth in the Internal Revenue Code. Because not all companies use identical calculations, this presentation of total taxable income and REIT taxable income may not be comparable to other similarly titled measures as determined and reported by other companies.

On December 22, 2017, H.R. 1, originally known as the Tax Cuts and Jobs Act, the Act, was enacted. In accordance with the accounting guidance for income taxes, we recognized the effect of tax law changes in the period of enactment.  Among other things, this law reduced the corporate income tax rate from 35% to 21% as well as repealed the corporate Alternative Minimum Tax (“AMT”), both effective as of January 1, 2018. As a result, we adjusted the federal tax rate for calculating deferred tax items to be 21% for the TRS entities and released the valuation allowance on our TRS entities’ AMT credit carryforward as those have become refundable credits under the new tax law. In accordance with the accounting guidance related to the Act, for the year ended December 31, 2018, we recognized 50% of the refundable AMT credit.

The table below reconciles the differences between reported net income (loss), total taxable income and estimated REIT taxable income for the two years ended December 31, 2018 (dollars in thousands):

	For the Years Ended December 31
	2018	2017
Net income (loss), as reported	$(123,458)	$(151,803)
Add (deduct):
Provision for losses	32,875	45,614
Charge-offs on allowance for losses	(25,422)	(43,084)
Domestic TRS book-to-total taxable income differences:
Income tax provision (benefit)	186	(861)
Stock compensation, forfeitures and other temporary tax differences	(58)	1,363
Impairment of intangible assets	—	5,866
Taxable income adjustment for JV entities	2,290	12,499
Book-to-tax differences on gain from sale of assets	(62,453)	(30,548)
Depreciation and amortization differences on real estate	1,482	13,726
Change in fair value of financial instruments	(276)	(13,422)
Net (gains) losses on deconsolidation of VIEs	7,304	(5,855)
Amortization of intangible assets	—	9,939
Book-to-tax difference on extinguishment of debt	—	(4,089)
Asset impairments	47,572	96,625
Other book to tax differences	(577)	161
Total taxable income (loss)	(120,535)	(63,869)
Taxable (income) loss attributable to domestic TRS entities	5,159	4,829
Estimated REIT taxable income (loss) (1)	$(115,376)	$(59,040)

(1)

Federal and State tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an “ownership change” for tax purposes, as defined in Section 382 of the Internal Revenue Code. During the period ended December 31, 2018, we conducted an analysis to determine whether such an ownership change had occurred due to significant stock transactions that occurred during that period.  The analysis indicated that an ownership change occurred on June 27, 2018, which results in a limitation of amounts of net operating loss carryforwards generated prior to June 27, 2018.

For the year ended December 31, 2018, there were no dividends on our common shares.

The preferred dividends that we paid in 2018 were classified as 100.0% return of capital.

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

The preferred dividends that we paid in 2017 were classified as 11.59% ordinary dividend including 6.04% (of total preferred distributions) that was eligible for qualified dividend treatment and 88.41% as return of capital including 86.94% (of total preferred distributions) classified as unrecaptured Internal Revenue Code section 1250 gain.

Results of Operations

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

	For the Year Ended December 31,
	2018	2017	$ Variance	% Variance
Revenue:
Investment interest income	$48,872	$70,215	$(21,343)	-30%
Investment interest expense	(31,122)	(40,932)	9,810	-24%
Net interest margin	17,750	29,283	(11,533)	-39%
Property income	28,467	64,184	(35,717)	-56%
Fee and other income	3,044	6,251	(3,207)	-51%
Total revenue	49,261	99,718	(50,457)	-51%
Expenses:
Interest expense	23,108	35,544	(12,436)	-35%
Real estate operating expense	18,801	37,198	(18,397)	-49%
Property management expenses	4,207	8,853	(4,646)	-52%
General and administrative expenses:
Compensation expense	10,557	13,426	(2,869)	-21%
General and administrative expense	15,930	11,816	4,114	35%
Total general and administrative expenses	26,487	25,242	1,245	5%
Acquisition and integration expenses	146	455	(309)	-68%
Provision for loan losses	32,875	45,614	(12,739)	-28%
Depreciation and amortization expense	9,665	28,173	(18,508)	-66%
Shareholder activism expenses	-	2,464	(2,464)	-100%
Employee separation expenses	1,825	575	1,250	217%
IRT internalization and management transition expenses	-	736	(736)	-100%
Total expenses	117,114	184,854	(67,740)	-37%
Operating (Loss) Income	(67,853)	(85,136)	17,283	-20%
Interest and other income (expense), net	1,116	100	1,016	1016%
Gains on assets	2,496	23,439	(20,943)	-89%
Gains (losses) on deconsolidation of properties and VIEs	(7,304)	5,855	(13,159)	-225%
Gain on sale of retail property manager	1,262	-	1,262	N/M
Gains (losses) on extinguishments of debt	(5,773)	488	(6,261)	-1283%
Asset impairment	(47,492)	(102,490)	54,998	-54%
Goodwill impairment	-	(8,342)	8,342	-100%
Change in fair value of financial instruments	276	13,422	(13,146)	-98%
Income (loss) before taxes	(123,272)	(152,664)	29,392	-19%
Income tax benefit (provision)	(186)	861	(1,047)	-122%
Net income (loss)	(123,458)	(151,803)	28,345	-19%
(Income) loss allocated to preferred shares	(9,662)	(32,816)	23,154	-71%
(Income) loss allocated to noncontrolling interests	-	(76)	76	-100%
Net income (loss) allocable to common shares	$(133,120)	$(184,695)	$51,575	-28%

Revenue

Net interest margin. Net interest margin decreased $11.5 million, or 39%, to $17.8 million for the year ended December 31, 2018 from $29.3 million for the year ended December 31, 2017 mainly due to the deconsolidation of $266.5 million of loans due to the sale of the FL5 Interests and the FL6 Interests on June 27, 2018 and the $526.6 million of loan repayments and loan sales during the year ended December 31, 2018.  An additional decrease of $5.7 million was due to write-offs of accrued interest receivable related to seven loans whose interest was determined to be not probable of collection during the year ended December 31, 2018 based on current valuations of the properties which collateralize the assets for six of the loans and a loan amendment that included a discounted payoff feature for one of the loans.

Property income. Property income decreased $35.7 million, or 56% to $28.5 million for the year ended December 31, 2018 from $64.2 million for the year ended December 31, 2017. The decrease is primarily attributable to the 6 properties disposed of or deconsolidated after December 31, 2017 and the 29 properties disposed of or deconsolidated after December 31, 2016.

Fee and other income. Fee and other income decreased $3.2 million to $3.0 million for the year ended December 31, 2018 from $6.3 million for the year ended December 31, 2017. The decrease is primarily attributable to the sale of our retail property management subsidiary in August 2018 as well as lower property management fees earned by our retail property management subsidiary prior to the sale.

Expenses

Interest expense. Interest expense decreased $12.4 million, or 35% to $23.1 million for the year ended December 31, 2018 from $35.5 million for the year ended December 31, 2017. This decrease is primarily attributable to $125.9 million of recourse debt reductions since December 31, 2017 and $21.6 million of repayments of loans payable on real estate since December 31, 2017.

Real estate operating expense. Real estate operating expense decreased $18.4 million, or 49%, to $18.8 million for the year ended December 31, 2018 from $37.2 million for the year ended December 31, 2017. The decrease is primarily attributable to the 6 properties disposed of or deconsolidated after December 31, 2017 and the 29 properties disposed of or deconsolidated after December 31, 2016.

Property management expense. Property management expense decreased $4.7 million to $4.2 million for the year ended December 31, 2018 from $8.9 million for the year ended December 31, 2017. The decrease is primarily attributable to sale of our retail property management subsidiary in August 2018 and a decrease in the number of employees at our retail property management subsidiary prior to the sale.

Compensation expense. Compensation expense decreased $2.9 million to $10.6 million for the year ended December 31, 2018 from $13.4 million for the year ended December 31, 2017. This is primarily due to less compensation expense as a result of a decrease in the number of employees.

General and administrative expense. General and administrative expense increased $4.1 million, or 35%, to $15.9 million for the year ended December 31, 2018 from $11.8 million for the year ended December 31, 2017. This increase is primarily due to increase in legal and consulting fees incurred as part of our prior strategic alternatives process, the 2018 strategic steps, and the redemption of the Series D preferred shares.

Acquisition expense. Acquisition expense decreased $0.3 million to $0.2 million for the year ended December 31, 2018 from $0.5 million for the year ended December 31, 2017.

Provision for loan losses. Provision for loan losses decreased $12.7 million, or 28%, to $32.9 million for the year ended December 31, 2018 from $45.6 million for the year ended December 31, 2017.  During the year ended December 31, 2018, our provision for loan losses was primarily driven by nine loans, where the borrower and/or property experienced an unfavorable event or events during the period, which resulted in probable, incurred losses.

Depreciation and amortization expense. Depreciation and amortization expense decreased $18.5 million, or 66%, to $9.7 million for the year ended December 31, 2018 from $28.2 million for the year ended December 31, 2017.  The decrease is primarily attributable to the 6 properties disposed of or deconsolidated after December 31, 2017 and the 29 properties disposed of or deconsolidated after December 31, 2016.

Shareholder activism expenses. During the year ended December 31, 2017, we incurred $2.5 million of expenses related to shareholder activism.  We incurred no such expenses during 2018.

Employee separation expenses. During the year ended December 31, 2018, we incurred a $1.8 million expense related to the settlement agreement with the former chief executive officer.  During the year ended December 31, 2017, we incurred a $0.6 million expense related to the settlement agreement with the former chief financial officer.

Other income (expense)

Interest and other income(expense), net: Interest and other income(expense), net increased $1.0 million to $1.1 million for the year ended December 31, 2018 from $0.1 million for the year ended December 31, 2017.

Gains (losses) on assets: During the year ended December 31, 2018, we incurred a net $2.5 million gain on assets.  This includes a $4.2 million net loss related to loans held for sale that were either sold or repaid during 2018, $2.2 million of losses on three held for sale loans measured at the lower of cost or market as of December 31, 2018, a $0.9 million gain on the sale of one office property and an $8.0 million gain on the sale of one multi-family property.

Gains (losses) on deconsolidation of properties and VIEs. During the year ended December 31, 2018, we completed the sale of the FL5 Interests and the FL6 Interests as described in Note 1 and Note 8. As a result of the sale, we are no longer the primary beneficiary of the RAIT Venture VIEs, FL5 and FL6.  Therefore, RAIT deconsolidated those entities as of June 27, 2018 and recognized an $8.2 million loss on the deconsolidation as the purchase price of the $54.6 million was less than our net investment in our FL5 and FL6 securitization of $62.8 million.  Additionally, during the year ended December 31, 2018, we recognized a $0.9 million gain on the surrender of our ground leasehold interest in one property to the ground lessor.

Gain on sale of retail property manager. During the year ended December 31, 2018, we recognized a $1.3 million gain on sale of our retail property management subsidiary.

Gain on extinguishment of debt.  During the year ended December 31, 2018, we recognized a loss on extinguishment of debt of $5.8 million.  This includes a $1.9 million loss related to defeasance of mortgage indebtedness upon the sale of one office property and a $4.4 million loss due to the write-off of the unamortized deferred financing cost and discounts associated with the related extinguished indebtedness offset by a net $0.6 million gain on the redemption or repurchase of indebtedness.

Asset impairment. During the year ended December 31, 2018, we recognized non-cash asset impairment charges of $47.5 million, which primarily related to real estate assets where it was more likely than not we would dispose of the assets before the end of their previously estimated useful lives and a portion of our recorded investment in these assets was determined to not be recoverable.

Change in fair value of financial instruments. During the year ended December 31, 2018, the change in fair value of financial instruments decreased our net income by $0.3 million. The fair value adjustments we recorded were as follows (dollars in thousands):

Description	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
Change in fair value of junior subordinated notes	$(194)	$3,701
Change in fair value of derivatives	470	(179)
Change in fair value of warrants and investor SARs	—	9,900
Change in fair value of financial instruments	$276	$13,422

The changes in the fair value for the year ended December 31, 2018 for the junior subordinated notes for which the fair value option was elected was primarily attributable to changes in interest rates. The changes in the fair value for the year ended December 31, 2017 for the junior subordinated notes for which the fair value option was elected was primarily attributable to changes in interest rates and instrument specific credit risks. The changes in the fair value of derivatives for the year ended December 31, 2018 and 2017 was primarily attributable to changes in interest rates. The changes in the fair value of the warrants and investor SARs for the year ended December 31, 2017 was primarily attributable to changes in the reference stock price and volatility.

Income tax benefit (provision). For the year ended December 31, 2018, the income tax provision was related to insignificant activity in our TRS entities.  For the year ended December 31, 2017, the income tax benefit was driven by the release of the valuation allowance on our TRS entities’ AMT credit carryforward as those became refundable credits under the new tax law.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, pay dividends and other general business needs.

Our primary cash requirements are as follows:

•	to pay debt service on, repay, repurchase or redeem our indebtedness;
•	to pay our expenses, including compensation to our employees and fees to our legal and financial advisors;
•	to pay U.S. federal, state, and local taxes of our taxable REIT subsidiaries; and
•	to distribute a minimum of 90% of our REIT taxable income and to make investments in a manner that enables us to maintain our qualification as a REIT.

We intend to meet these liquidity requirements primarily through the following:

•	the use of our cash and cash equivalent balance, which was $42.5 million as of December 31, 2018 and $40.2 million as of March 15, 2019;
•	cash generated from operating activities, including net investment income from our investment portfolio;
•	cash generated from sales of or distributions on our retained interests we hold related to RAIT I, RAIT FL7 and RAIT FL8; and
•	proceeds from the sales of assets and repayments of the loans we hold.

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

In evaluating RAIT’s potential cash requirements over the next 12 months and pursuant to the 2019 strategic steps, management considered our 7.125% senior notes which mature in August 2019 and have an unpaid principal balance of $65.4 million as of December 31, 2018, the financial covenant compliance requirements that are included in the indentures that govern our 7.625% senior notes and our 7.125% senior notes, and RAIT’s recurring costs of operating its business.  Our ability to incur new indebtedness is limited due to the financial covenants that are included in the indentures that govern our 7.625% senior notes and our 7.125% senior notes.

As previously disclosed, RAIT has undertaken steps to increase liquidity and reduce costs within our businesses.  As such, RAIT plans to control costs, to sell certain loans, to sell certain real estate properties and to continue to receive repayments of loans as they become due.  Consistent with these steps and plans, RAIT has suspended new investment activity and the Board has not declared any dividends on the outstanding common shares since August 2, 2017 or preferred shares since March 13, 2018.

Based on proceeds generated from asset sales and loan repayments that have occurred before the date these financial statements were issued, RAIT’s current financial condition and currently available sources of repayment would not enable RAIT to meet its obligations under the 7.125% senior notes due in August 2019.  RAIT’s ability to satisfy its obligations under the 7.125% senior notes depends on management’s ability to sell certain of RAIT’s remaining real estate assets releasing cash from those sales and/or distributions on our retained interests in our RAIT I securitization, to continue to control costs, to sell certain loans, to sell retained interests in RAIT FL7 and to continue to receive repayments of loans as they become due.  While controlling costs are within management’s control to some extent, selling real estate assets, selling loans, selling other assets and the timing of loan repayments involve performance by third parties.  Since many of the real estate assets, loans and other assets that management plans to sell or receive repayment from to satisfy its obligations are not subject to an executed purchase and sale agreement or other contractual agreement as of the date hereof, the sale of those assets cannot be considered probable of occurring.

If these plans or other alternative plans are not successfully implemented, RAIT’s financial condition, liquidity and ability to continue as a going concern would be materially adversely affected. Subject to the considerations outlined in Part I, Item 1, “Financial Statements —Note 2: Summary of Significant Accounting Policies—Going Concern Considerations” and under this Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” if RAIT’s plans are successfully implemented in the normal course of business, we believe our available cash balances, proceeds from the sales of assets, and cash flows from operations will be sufficient to fund our liquidity requirements over the next twelve months.

In connection with the 2019 strategic steps, we have engaged in preliminary discussions with third parties, including various stakeholders, and are pursuing or considering a number of actions, but there can be no assurance that sufficient liquidity can be obtained from one or more of these actions, that these actions can be consummated within the period needed to meet certain obligations or that these actions can be or will be effectuated outside of Chapter 11. We could be required, or elect to seek relief under Chapter 11.  We have engaged financial and legal advisors to assist us in, among other things, analyzing various strategic alternatives to address our liquidity and capital structure in connection with the 2019 strategic steps, including strategic and refinancing alternatives through one or more private restructurings and may include seeking relief under Chapter 11. Seeking bankruptcy relief may be unavoidable and may have a material adverse effect on our business, financial condition, results of operations, liquidity and returns to our stakeholders, depending on the respective interests of these stakeholders.

As a result of these discussions engaged in as a result of the 2019 strategic steps, or otherwise, we may seek to acquire, redeem, repurchase, restructure, refinance or otherwise enter into transactions to satisfy our debt or redeem our preferred shares which may include any combination of material payments of cash, issuances of our debt and/or equity securities, sales or exchanges of our assets or other methods.  From time to time our indebtedness and preferred shares may trade at discounts to their respective face amounts. In order to reduce future cash interest payments, as well as future principal amounts due upon any applicable put dates, at maturity or upon redemption, or payments on preferred shares, or to otherwise benefit RAIT, we may, from time to time, purchase such indebtedness or preferred shares for cash, in exchange for our equity or debt securities, or for any combination of cash and our equity or debt securities, in each case in open market purchases, privately negotiated transactions, exchange offers and consent solicitations or otherwise. We will evaluate any such transactions in light of then-existing market conditions, contractual restrictions and other factors, taking into account our current liquidity and prospects for future access to capital. The amounts involved in any such transactions, individually or in the aggregate, may be material and may materially reduce our liquidity or reduce or eliminate our ability to convert assets into liquidity. Any material issuances of our equity securities may have a material dilutive effect on our current shareholders.   These transactions may not be sufficient to address the concerns outlined in Part I, Item 1, “Financial Statements —Note 2: Summary of Significant Accounting Policies—Going Concern Considerations” and we could be required to seek or elect to seek relief under Chapter 11 of Title 11.

As disclosed above, the 7.625% senior notes and 7.125% senior notes contain financial covenants consisting of a maximum leverage ratio covenant and a minimum fixed charge ratio covenant.  These covenants must be met in the event RAIT or any subsidiary meeting the definition thereof in the indentures related to these notes were to incur debt, as defined in such indentures, and are measured immediately after giving pro forma effect to the incurrence of such debt and the application of the proceeds thereof.  If RAIT failed to comply with these financial covenants, that would constitute an event of default under these indentures permitting the acceleration of the applicable senior notes in defined circumstances.  If RAIT failed to repay any senior notes that were accelerated, it could trigger cross defaults under, and ultimately the acceleration of, other RAIT indebtedness.  RAIT expects that these financial covenants will restrict RAIT’s and these subsidiaries’ ability to incur such debt for the foreseeable future because RAIT does not expect that these financial covenants would be met on such pro forma basis in the event RAIT or such subsidiaries incurred such debt.  RAIT and these subsidiaries do not plan to incur any such debt, absent a pro forma use of proceeds that would permit compliance with these covenants.

Cash Flows

As of December 31, 2018, and 2017, we maintained cash and cash equivalents of $42.5 million and $53.4 million, respectively. Our cash and cash equivalents, inclusive of cash and cash equivalents related to discontinued operations, were generated or used from the following activities (dollars in thousands):

	For the Year Ended December 31,
	2018	2017
Cash flow from operating activities	$7,401	$10,979
Cash flow from investing activities	510,315	232,415
Cash flow from financing activities	(623,490)	(332,810)
Net change in cash, cash equivalents and restricted cash	(105,774)	(89,416)
Cash, cash equivalents and restricted cash at beginning of year	211,294	300,710
Cash, cash equivalents and restricted cash at end of year	$105,520	$211,294

Cash flows from operating activities for the year ended December 31, 2018, as compared to the same period in 2017, decreased $3.6 million primarily due to our reduced number and amount of loans and properties which contributed to lower cash flows from operations.

The cash inflow for investing activities for the year ended December 31, 2018 was substantially due to proceeds from property dispositions of $95.5 million as well as loan repayments of $393.3 million and loan sales of $108.5 million offset by new investments in loans of $52.8 million.  The cash inflow for investing activities for the year ended December 31, 2017 is substantially due to loan repayments of $453.8 million and proceeds from property dispositions of $238.8 million exceeding new investments in loans of $460.7 million.

The cash outflow from our financing activities during the year ended December 31, 2018 was primarily due to repayments and repurchases of indebtedness of $549.8 million, repurchase of the Series D preferred shares of $62.1 million and distributions to shareholders and noncontrolling interests of $11.3 million.  The cash outflow from our financing activities during the year ended December 31, 2017 was primarily due to repayments and repurchases of indebtedness of $751.3 million and distributions to shareholders and noncontrolling interests of $49.0 million exceeding proceeds from the issuance of indebtedness of $507.6 million.

As a REIT, we evaluate our dividend coverage based on our cash flow from operating activities, excluding acquisition and integration expenses, the origination and sale of conduit loans, and changes in assets and liabilities. During the year ended December 31, 2018, we paid distributions to our preferred shareholders, common shareholders, and noncontrolling interests of $11.3 million and generated cash flows from operating activities, before acquisition expenses, origination and sale of conduit loans, and changes in assets and liabilities of $(17.0) million. The $28.3 million of excess funds needed to make those distributions was generated through cash flows from the disposition of real estate assets, principal repayments on loans and sales of loans, which are included in cash flows from investing activities in the consolidated statements of cash flows and totaled $95.5 million, $393.3 million, and $108.5 million, respectively, during the year ended December 31, 2018.

Capitalization

A discussion of our capitalization is incorporated by reference to Note 5: Indebtedness, Note 9: Series D Preferred Shares and Note 10: Shareholders’ Equity of Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data.”

Due to the current trading levels of our publicly traded securities and other factors, we do not expect for the foreseeable future to generate liquidity from the proceeds from future offerings of our securities, including through our dividend reinvestment and share purchase plan, the 2014 Preferred ATM agreement or the COD sales agreement. With respect to sales pursuant to the 2014 Preferred ATM agreement or the COD sales agreement, these factors include our need to prepare and file a current prospectus supplement to our current universal shelf registration statement on Form S-3, or the shelf registration statement, to register any such sales.  In addition, we do not currently meet the eligibility requirements to use our shelf registration statement to offer securities on our own behalf for cash.  As a result, unless and until we are able to satisfy the relevant eligibility requirements to use Form S-3, we expect we would have to follow more expensive and time-consuming alternatives to register any securities we wish to offer publicly or rely on exemptions from such registration.

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

Off-Balance Sheet Arrangements and Commitments

As of December 31, 2018, we did not have any off-balance sheet arrangements.

Contractual Commitments

The table below summarizes our contractual obligations as of December 31, 2018 (dollars in thousands):

	Payment due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Recourse indebtedness:
Senior notes	121,680	65,356	—	—	56,324
Junior subordinated notes	43,771	—	—	—	43,771
Total recourse indebtedness	165,451	65,356	—	—	100,095
Non-recourse indebtedness
CDO notes payable	116,102	—	—	—	116,102
CMBS securitization	320,282	—	—	—	320,282
Loans payable on real estate	40,724	749	39,975	—	—
Total non-recourse indebtedness	477,108	749	39,975	—	436,384
Total indebtedness	642,559	66,105	39,975	—	536,479
Interest payable (1)(2)	414,682	28,215	49,707	46,408	290,352
Operating lease obligations	6,911	479	885	921	4,626
Funding commitments to borrowers (3)	9,431	9,431	—	—	—
Total	$1,073,583	$104,230	$90,567	$47,329	$831,457

(1)	All variable-rate indebtedness assumes a one month LIBOR rate of 2.50%, which was the one month LIBOR rate at December 31, 2018.
(2)

Interest payable is comprised of interest expense related to our indebtedness. Interest payments related to recourse indebtedness are due by period as follows: $9.8 million-less than one year, $13.5 million-one to three years, $13.5 million-three to five years and $68.3 million-more than five years. Interest payments related to non-recourse indebtedness are due by period as follows: $18.4 million-less than one year, $36.2 million-one to three years, $32.9 million-three to five years and $258.8 million-more than five years. Interest payable on non-recourse, securitization related notes assumes no collateral repayments and that interest is paid on the amount outstanding as of December 31, 2018 through the respective maturity dates.

(3)	Amounts represent the commitments we have made to fund borrowers in our existing lending arrangements as of December 31, 2018.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8.	Financial Statements and Supplementary Data.

RAIT FINANCIAL TRUST

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees
RAIT Financial Trust:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of RAIT Financial Trust and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the two‑year period ended December 31, 2018, and the related notes and financial statement schedules II to IV (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s current liquidity is not sufficient to meet its obligations within one year of the date of issuance of the financial statements, which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for changes in instrument-specific credit risk of its junior subordinated notes, at fair value due to the adoption of an accounting standard classified under FASB ASC Topic 825, Financial Instruments.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Philadelphia, Pennsylvania
March 26, 2019

RAIT Financial Trust

Consolidated Balance Sheets

(Dollars in thousands, except share and per share information)

	As of December 31, 2018	As of December 31, 2017
Assets
Investment in mortgage loans, held for investment:
Commercial mortgage loans, mezzanine loans, and preferred equity interests	$502,397	$1,270,607
Allowance for loan losses	(22,336)	(14,883)
Total investment in mortgage loans, held for investment, net (including $467,656 and $1,174,827 held by consolidated VIEs, respectively)	480,061	1,255,724
Investment in mortgage loans, held for sale	4,873	-
Investments in real estate, net of accumulated depreciation of $8,768 and $28,768, respectively (including $18,020 and $18,634 held by consolidated VIEs, respectively)	107,824	245,904
Investments in real estate, held for sale	4,918	-
Cash and cash equivalents	42,453	53,380
Restricted cash	63,067	157,914
Accrued interest receivable	18,044	29,664
Other assets	10,807	43,871
Intangible assets, net of accumulated amortization of $5,703 and $6,831, respectively	1,717	5,376
Total assets	$733,764	$1,791,833
Liabilities and Equity
Indebtedness, net of unamortized discounts, premiums and deferred financing costs of $16,643 and $29,465 respectively (including $440,776 and $1,038,864 held by consolidated VIEs, respectively)	$625,916	$1,390,188
Accrued interest payable	2,401	4,688
Accounts payable and accrued expenses	3,330	9,641
Borrowers' escrows	31,343	117,070
Deferred taxes and other liabilities	2,268	12,116
Total liabilities	665,258	1,533,703
Series D cumulative redeemable preferred shares, $0.01 par value per share, 0 and 4,000,000 shares authorized, respectively, 0 and 3,133,720 shares issued and outstanding, respectively	-	78,343
Equity:
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 25,000,000 shares authorized;
7.75% Series A cumulative redeemable preferred shares, liquidation preference $25.00 per share, 8,069,288 shares authorized, 5,727,500 and 5,344,353 shares issued and outstanding, respectively	57	53
8.375% Series B cumulative redeemable preferred shares, liquidation preference $25.00 per share, 4,300,000 shares authorized, 2,508,797 and 2,340,969 shares issued and outstanding, respectively	25	23
8.875% Series C cumulative redeemable preferred shares, liquidation preference $25.00 per share, 3,600,000 shares authorized, 1,758,030 and 1,640,425 shares issued and outstanding, respectively	18	17
Series E cumulative redeemable preferred shares, $0.01 par value per share, 0 and 4,000,000 shares authorized, respectively, 0 and 0 shares issued and outstanding, respectively	-	-
Common shares, $1.50 par value per share, 200,000,000 shares authorized 1,850,451 and 1,860,903 issued and outstanding, respectively, including 6,844 and 24,930 unvested restricted common share awards, respectively	2,776	2,791
Additional paid in capital	2,102,274	2,094,804
Accumulated other comprehensive income (loss)	11,473	-
Retained earnings (deficit)	(2,048,117)	(1,921,533)
Total shareholders’ equity	68,506	176,155
Noncontrolling interests	-	3,632
Total equity	68,506	179,787
Total liabilities and equity	$733,764	$1,791,833

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Operations

(Dollars in thousands, except share and per share information)

	For the Years Ended December 31
	2018	2017
Revenue:
Investment interest income	$48,872	$70,215
Investment interest expense	(31,122)	(40,932)
Net interest margin	17,750	29,283
Property income	28,467	64,184
Fee and other income	3,044	6,251
Total revenue	49,261	99,718
Expenses:
Interest expense	23,108	35,544
Real estate operating expense	18,801	37,198
Property management expenses	4,207	8,853
General and administrative expenses:
Compensation expense	10,557	13,426
Other general and administrative expense	15,930	11,816
Total general and administrative expenses	26,487	25,242
Acquisition and integration expenses	146	455
Provision for loan losses	32,875	45,614
Depreciation and amortization expense	9,665	28,173
IRT internalization and management transition expenses	—	736
Shareholder activism expenses	—	2,464
Employee separation expenses	1,825	575
Total expenses	117,114	184,854
Operating (Loss) Income	(67,853)	(85,136)
Interest and other income (expense), net	1,116	100
Gains on assets	2,496	23,439
Gains (losses) on deconsolidation of properties and VIEs	(7,304)	5,855
Gain on sale of retail property manager	1,262	—
Gains (losses) on extinguishments of debt	(5,773)	488
Asset impairment	(47,492)	(102,490)
Goodwill impairment	—	(8,342)
Change in fair value of financial instruments	276	13,422
Income (loss) before taxes	(123,272)	(152,664)
Income tax benefit (provision)	(186)	861
Net income (loss)	(123,458)	(151,803)
(Income) loss allocated to preferred shares	(9,662)	(32,816)
(Income) loss allocated to noncontrolling interests	—	(76)
Net income (loss) allocable to common shares	$(133,120)	$(184,695)
Earnings (loss) per share-Basic:
Earnings (loss) per share-Basic	$(72.37)	$(100.99)
Weighted-average shares outstanding-Basic	1,839,544	1,828,778
Earnings (loss) per share-Diluted:
Earnings (loss) per share-Diluted	$(72.37)	$(100.99)
Weighted average shares outstanding-Diluted	1,839,544	1,828,778

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Comprehensive Income (Loss)

(Dollars in thousands)

	For the Years Ended December 31
	2018	2017
Net income (loss)	$(123,458)	$(151,803)
Other comprehensive income (loss):
Unrealized gains (losses) from change in fair value based on instrument specific credit risk	2,216	—
Total other comprehensive income (loss) from continuing operations	2,216	—
Comprehensive income (loss) before allocation to noncontrolling interests	(121,242)	(151,803)
Allocation to noncontrolling interests - net (income) loss	—	(76)
Allocation to noncontrolling interests - other comprehensive (income) loss	—	—
Comprehensive income (loss) allocable to common shares	$(121,242)	$(151,879)

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Changes in Equity

(Dollars in thousands, except share information)

	Preferred Shares— Series A	Par Value Preferred Shares— Series A	Preferred Shares— Series B	Par Value Preferred Shares— Series B	Preferred Shares— Series C	Par Value Preferred Shares— Series C	Common Shares	Par Value Common Shares	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2016	5,344,353	53	2,340,969	23	1,640,425	17	92,295,478	2,769	2,093,257	—	(1,723,735)	372,384	5,386	377,770
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(151,879)	(151,879)	76	(151,803)
Preferred dividends	—	—	—	—	—	—	—	—	—	—	(25,998)	(25,998)	—	(25,998)
Preferred Series D discount amortization	—	—	—	—	—	—	—	—	—	—	(6,818)	(6,818)	—	(6,818)
Common dividends declared	—	—	—	—	—	—	—	—	—	—	(13,103)	(13,103)	—	(13,103)
Other comprehensive income (loss), net	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	930,211	28	2,584	—	—	2,612	—	2,612
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	66	66
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	(1,710)	(1,710)
Derecognition of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	(186)	(186)
Disposal of discontinued operations	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Preferred shares issued, net	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Common shares issued for equity compensation	—	—	—	—	—	—	(193,854)	(6)	(1,037)	—	—	(1,043)	—	(1,043)
Common shares issued, net	—	—	—	—	—	—	13,317	—	—	—	—	—	—	—
Balance, December 31, 2017	5,344,353	53	2,340,969	23	1,640,425	17	93,045,152	2,791	2,094,804	—	(1,921,533)	176,155	3,632	179,787
Cumulative effect adjustments from adoption of recently issued accounting pronouncements	—	—	—	—	—	—	—	—	—	9,257	(8,496)	761	—	761
Adjusted Balance, January 1, 2018	5,344,353	53	2,340,969	23	1,640,425	17	1,860,903	2,791	2,094,804	9,257	(1,930,029)	176,916	3,632	180,548
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(123,458)	(123,458)	—	(123,458)
Preferred shares issued, net	383,147	4	167,828	2	117,605	1	—	—	4,359	—	—	4,366	—	4,366
Preferred dividends paid	—	—	—	—	—	—	—	—	—	—	(6,405)	(6,405)	—	(6,405)
Impact of Series D redemption (Note 9)	—	—	—	—	—	—	—	—	(11)	—	11,932	11,921	—	11,921
Common dividends declared	—	—	—	—	—	—	—	—	—	—	(157)	(157)	—	(157)
Other comprehensive income (loss), net	—	—	—	—	—	—	—	—	—	2,216	—	2,216	—	2,216
Share-based compensation	—	—	—	—	—	—	—	—	(58)	—	—	(58)	—	(58)
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	76	76
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	(15)	(15)
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	—	3,239	—	—	3,239	(3,582)	(343)
Derecognition of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	(111)	(111)
Common shares activity related to equity compensation	—	—	—	—	—	—	(10,452)	(15)	(59)	—	—	(74)	—	(74)
Balance, December 31, 2018	5,727,500	57	2,508,797	25	1,758,030	18	1,850,451	2,776	2,102,274	11,473	(2,048,117)	68,506	—	68,506

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Year Ended December 31,
	2018	2017
Operating activities:
Net income (loss)	$(123,458)	$(151,803)
Adjustments to reconcile net income (loss) to cash flow from operating activities:
Provision for loan losses	32,875	45,614
Share-based compensation expense	(58)	2,612
Depreciation and amortization expense	9,665	28,173
Amortization of deferred financing costs and debt discounts	9,392	14,650
(Amortization)/Deferral of loan origination fees and costs, net	(1,985)	744
(Amortization) of above/below market leases	(350)	(1,148)
(Gains) Losses on assets	(2,496)	(23,439)
(Gains) Losses on extinguishments of debt	5,773	(488)
(Gains) Losses on deconsolidation of properties and VIEs	7,304	(5,855)
(Gain) on sale of retail property manager	(1,262)	—
Asset impairment	47,492	102,490
Goodwill impairment	—	8,342
Change in fair value of financial instruments	(276)	(13,422)
Provision (benefit) for deferred taxes	220	(577)
Changes in assets and liabilities:
Decrease in accrued interest receivable	10,429	6,039
Decrease in other assets	3,163	4,508
(Decrease) increase in accrued interest payable	(1,707)	3,010
(Decrease) in accounts payable and accrued expenses	(1,602)	(5,392)
(Decrease) increase in other liabilities	17	(3,079)
Proceeds from sale of loans originated for sale	14,265	—
Cash flows provided by (used in) operating activities	7,401	10,979
Investing activities:
Origination of loans for investment	(52,774)	(460,770)
Principal repayments on loans	393,343	453,771
Proceeds from sale of interests in floating rate securitizations, net of cash and restricted cash deconsolidated	31,837	—
Investments in real estate	(2,688)	(9,243)
Payments related to sale of retail property manager, including cash deconsolidated	(235)	—
Proceeds from sale of loans originated for investment	108,494	—
Proceeds from the disposition of real estate	95,516	238,770
(Decrease) increase in borrowers' escrows	(63,178)	9,887
Cash flows provided by (used in) investing activities	510,315	232,415
Financing activities:
Repayments of warrants and SARs obligations	—	(20,500)
Repayments on secured credit facilities and loans payable on real estate	(1,011)	(1,295)
Repayments and repurchase of CDO notes payable and floating rate securitizations	(401,922)	(678,164)
Net proceeds from issuance of CDO notes and floating rate securitizations	—	490,550
Repurchase of convertible notes and senior notes	(113,046)	(17,285)
Repayments of senior secured notes	(11,500)	(50,500)
Net proceeds (repayments) related to floating rate loan repurchase agreements	(22,313)	(4,109)
Proceeds from issuance of other indebtedness	—	17,022
Distribution to noncontrolling interests	(15)	(1,710)
Acquisition of noncontrolling interests	(343)	—
Issuance of noncontrolling interests	76	66
Payments for deferred costs	—	(8,494)
Common share issuance, net of costs incurred	(74)	(1,043)
Repurchase of Series D preferred shares	(62,057)	(10,057)
Distributions paid to preferred shareholders	(11,129)	(25,990)
Distributions paid to common shareholders	(156)	(21,301)
Cash flows (used in) provided by financing activities	(623,490)	(332,810)
Net change in cash, cash equivalents, and restricted cash	(105,774)	(89,416)
Cash, cash equivalents, and restricted cash at the beginning of the period	211,294	300,710
Cash, cash equivalents, and restricted cash at the end of the period	$105,520	$211,294

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2018

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

Beginning in the second half of 2018, RAIT’s management, with direction from the Board, resumed the review of the potential strategic and financial alternatives for RAIT previously considered in the concluded Special Committee review.  As part of this resumption, RAIT management began having preliminary discussions with various third parties to explore whether any of them were interested in any potential strategic and/or financial transaction or other action with respect to RAIT, its assets and/or its lending platform.  This review and related preliminary discussions have continued through December 31, 2018, conducted with the support of financial and legal advisors, with the goals of seeking to maximize value for RAIT’s stakeholders in accordance with their respective interests.  We refer to our continued implementation of the 2018 strategic steps, combined with our resumption of such review and holding these preliminary discussions, including, without limitation, any transactions or other actions contemplated thereby, as the 2019 strategic steps.

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

On June 27, 2018, RAIT Asset Holdings IV, LLC, or RAIT IV, a subsidiary of RAIT, completed the sale of its FL5 Interests, as defined below, and FL6 Interests, as defined below (collectively, the Interests), to Melody RE II, LLC, or the FL Purchaser, for an aggregate purchase price of $54,632.

Prior to the sale, RAIT IV was the holder of:

•

60% of the units, or the FL5 Interests, of RAIT – Melody 2016 Holdings, LLC, or Holdings 2016, which controls RAIT – Melody 2016 Holdings Trust. This trust owned, at the time of sale, various classes of non-investment grade bonds and the equity of RAIT 2015-FL5 Trust, or FL5, with the remaining 40% of the units of Holdings 2016 being held by affiliates of the FL Purchaser; and

•

60% of the units, or the FL6 Interests, of RAIT – Melody 2017 Holdings, LLC, or Holdings 2017, which controls RAIT – Melody 2017 Holdings Trust. This trust owned, at the time of sale, various classes of non-investment grade bonds and the equity of RAIT 2016-FL6 Trust, or FL6, with the remaining 40% of the units of Holdings 2017 being held by affiliates of the FL Purchaser.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2018

(Dollars in thousands, except share and per share amounts)

On September 7, 2017, we announced that our Board had formed a committee of independent trustees, or the Special Committee, to explore and evaluate a wide range of possible strategic and financial alternatives for RAIT. On February 20, 2018, we announced that the Special Committee had concluded this review and that the Board had determined that this review did not identify a strategic or financial transaction with another counterparty that was preferable to the steps described below. This review, conducted with the support of financial and legal advisors, evaluated a wide range of potential alternatives which included, but were not limited to, (i) refinements of RAIT’s operations or strategy, (ii) financial transactions, such as a recapitalization or other change to RAIT’s capital structure and (iii) strategic transactions, such as a sale of all or part of RAIT.  As a result, the Board, after considering the recommendations and advice of the Special Committee, RAIT’s management, and its legal and financial advisors, determined that RAIT should take steps to increase RAIT’s liquidity and better position RAIT to meet its financial obligations as they come due. We refer to these steps as the 2018 strategic steps and they include, but are not limited to: (i) the suspension of RAIT’s loan origination business along with the implementation of other steps to reduce costs within its other operating businesses; (ii) the continuation of the process of selling RAIT’s owned real estate, or REO, portfolio, while continuing to service and manage its existing CRE loan portfolio; and (iii) the engagement of a financial advisor, M-III Advisory Partners, LP, to advise and assist RAIT in its ongoing assessment of its financial performance and financial needs and in evaluating strategic and financial transactions.

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

Analysis.  In applying the accounting guidance, management considered RAIT’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and RAIT’s conditional and unconditional obligations due over the next twelve months.  Management considered the following: i) our 7.125% senior notes which mature in August 2019 and have an unpaid principal balance of $65,356 as of December 31, 2018; ii) the financial covenant compliance requirements of RAIT’s senior notes; and (iii) RAIT’s recurring costs of operating its business.

RAIT plans to control costs, to sell certain loans, to sell certain real estate properties and to continue to receive repayments of loans as they become due.  Consistent with these plans, RAIT has suspended new investment activity and the Board has not declared a dividend on RAIT’s outstanding preferred shares for the three quarters ended June 30, 2018, September 30, 2018 and December 31, 2018.  Due to the inherent risks, unknown results and significant uncertainties associated with each of these matters and the direct correlation between these matters and RAIT’s ability to satisfy its financial obligations that may arise over the applicable twelve month period, RAIT is unable to conclude that it is probable that RAIT will be able to meet its obligations arising within twelve months of the date of issuance of these financial statements under the parameters set forth in this accounting guidance.

As a result, management evaluated whether this was mitigated by RAIT’s approved plans and expectations for the applicable period under the second step of this accounting standard.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2018

(Dollars in thousands, except share and per share amounts)

RAIT’s ability to satisfy its obligations under the 7.125% senior notes, to maintain compliance with its debt covenants and to fund recurring costs of operations depends on management’s ability to sell certain of RAIT’s remaining real estate assets releasing cash from those sales and/or distributions on our retained interests in our RAIT I securitization, to continue to control costs, to sell certain loans, to sell retained interests in certain FL securitizations and to continue to receive repayments of loans as they become due.  While controlling costs are within management’s control to some extent, selling real estate assets, selling loans, selling other assets and the timing of loan repayments involve performance by third parties.  Since many of the real estate assets, loans and other assets that management plans to sell or receive repayment from to satisfy its obligations are not subject to an executed purchase and sale agreement or other contractual agreement as of the date hereof, the sale of those assets cannot be considered probable of occurring.

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

f. Restricted Cash

Restricted cash consists primarily of tenant escrows and borrowers’ funds held by us to fund certain expenditures or to be released at our discretion upon the occurrence of certain pre-specified events, and to serve as additional collateral for borrowers’ loans. As of December 31, 2018 and 2017, we had $33,300 and $123,398, respectively, of tenant escrows and borrowers’ funds.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2018

(Dollars in thousands, except share and per share amounts)

Restricted cash also includes cash received from the sale, repayment and/or other disposition of assets held by the issuers of our securitizations that are awaiting to be distributed to holders of our CDO notes payable and CMBS securitizations, as well as the proceeds from the issuance of CDO notes payable by securitizations that are restricted for the purpose of funding additional investments in securities subsequent to the balance sheet date.  As of December 31, 2018 and December 31, 2017, we had $29,767 and $34,516, respectively, of restricted cash held by securitizations.

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

Loans that we have the intention and ability to sell are classified as held for sale and are measured at the lower of amortized cost or fair value. If the amortized cost exceeds the loan’s fair value, we establish a valuation allowance equal to the difference between the amortized cost and fair value.

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

As of December 31, 2018

(Dollars in thousands, except share and per share amounts)

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

k. Revenue Recognition

1)

Interest income—We recognize interest income from investments in commercial mortgage loans, mezzanine loans, and preferred equity interests, and other securities on a yield to maturity basis. Certain of our commercial mortgage loans, mezzanine loans and preferred equity interests provide for the accrual of interest at specified rates which differ from current payment terms (which may have minimum payment rates as low as zero percent). Interest income is recognized on such loans, the majority of which were originated prior to 2011, at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible. Management will cease accruing interest on these loans when it determines that the interest income is not collectible based on the value of the underlying collateral using discounted cash flow models and market-based assumptions. The accrued interest receivable associated with these loans

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2018

(Dollars in thousands, except share and per share amounts)

as of December 31, 2018 and 2017 was $15,870 and $23,801, respectively.  During the year ended December 31, 2018, accrued interest receivable of $5,736 related to seven of these loans was determined to be uncollectible and was written off as a reduction to investment interest income.  These loans are considered to be impaired when the total amount owed exceeds the estimated value of the underlying collateral. Seven of these loans, with an unpaid principal balance of $33,030 were considered to be impaired as of December 31, 2018.  Four of these loans, with an unpaid principal balance of $28,904 were considered to be impaired as of December 31, 2017.

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

2)

Property income—We generate rental income from tenant rent and other tenant-related activities at our consolidated real estate properties. For multifamily real estate properties (which we owned none of as of December 31, 2018), property income is recorded when due from residents and recognized monthly as it is earned and realizable, under lease terms which are generally for periods of one year or less. For retail and office real estate properties, property income is recognized on a straight-line basis from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases, which averages minimum rents over the terms of the leases. For retail and office real estate properties, leases also typically provide for tenant reimbursement of a portion of common area maintenance and other operating expenses to the extent that a tenant’s pro rata share of expenses exceeds a base year level set in the lease.

3)

Fee and other income—We generate fee and other income through our various subsidiaries by (a) providing ongoing asset management services to investment portfolios under cancelable management agreements, and (b) prior to the sale of our retail property manager subsidiary in August 2018, providing property management services to third parties. We recognize revenue for these activities when the fees are fixed or determinable, are evidenced by an arrangement, collection is reasonably assured and the services under the arrangement have been provided. While we may receive asset management fees when they are earned, we eliminate earned asset management fee income from securitizations while such securitizations are consolidated. During the years ended December 31, 2018 and 2017, we received $533 and $915, respectively, of earned asset management fees, which were eliminated as they were associated with consolidated securitizations.

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

	For the Year Ended December 31,
Revenue from Contracts with customers	2018	2017
Property Management Fee income	$1,762	$3,108
Parking	514	1,780
Leasing Commission income	742	2,134
Other miscellaneous	952	2,526
Total	$3,970	$9,548

There have been no changes in the measurement of revenue from contracts with customers resulting from the adoption of ASC 606.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2018

(Dollars in thousands, except share and per share amounts)

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

The Chicago Mercantile Exchange (“CME”) and the London Clearing House (“LCH”) made amendments to their respective rules that resulted in the prospective accounting treatment of variation margin payments (certain daily payments that were historically accounted for as collateral) being considered settlements of their related derivatives. While the CME rule, which became effective in January 2017, is mandatory, the LCH rule allows a clearing member institution the option to adopt the rule changes on an individual contract or portfolio basis. As of December 31, 2018, we had no derivative instruments outstanding.  As of December 31, 2017, $12,650 of notional amount of our derivative contracts were cleared on the LCH.  During the second quarter of 2017, our LCH clearing member institution adopted the new rule change.  As of December 31, 2017, $103 of variation margin payments related to these derivatives had been accounted for as settlements of the derivatives.

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

•

Level 3: Inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Generally, assets and liabilities carried at fair value and included in this category are subordinated debentures, and historically included trust preferred obligations and CDO notes payable, where observable market inputs do not exist.

The availability of observable inputs can vary depending on the financial asset or liability and is affected by a wide variety of factors, including, for example, the type of investment, whether the investment is new, whether the investment is traded on an active exchange or in the secondary market, and the current market condition. To the extent that valuation is based

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2018

(Dollars in thousands, except share and per share amounts)

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

As of December 31, 2018

(Dollars in thousands, except share and per share amounts)

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

In prior years, our TRS entities generated taxable revenue primarily from (i) advisory fees for services provided to IRT, (ii) property management fees for services provided to RAIT properties, IRT properties and third-party properties, and (iii) fees and other income from our CMBS lending business.  In the current year, our TRS entities generated taxable revenue primarily from (i) property management fees for services provided to RAIT properties and third-party properties, and (ii) fees and other income from our CMBS lending business. On August 1, 2018, we sold the TRS entity that generates taxable revenue from property management fees. See item (q.) below for further discussion. In consolidation, the advisory fees and property management fees related to IRT were eliminated through October 5, 2016 and property management fees related to RAIT properties were eliminated in their entirety. Nonetheless, all income taxes are expensed and are paid by the TRSs in the year in which the revenue is received. These income taxes are not eliminated when the related revenue is eliminated in consolidation.

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

As part of our change in strategic direction during the year ended December 31, 2016 and to decrease administrative processes, we moved four of our active TRS entities under a single holding company. We elected a November 30th taxable year end for the TRS holding company. We estimated the effective tax rate and current income tax liability as of December 31, 2016 by projecting activity for the full taxable year ended November 30, 2017. As we projected ordinary taxable income for the TRS holding company for its taxable year ended November 30, 2017, we recognized a current income tax liability as of December 31, 2016. During the nine months ended September 30, 2017, we updated our projections for 2017, which indicated an ordinary loss position for taxable year 2017 for the TRS holding company. As a result, we reversed the current income tax liability accrued as of December 31, 2016, which generated a current income tax benefit of $249 during the year ended December 31, 2017.  During the year ended December 31, 2017, a current income tax benefit of $34 was also recognized related to insignificant activities occurring in our TRS entities during the period.  During the year ended December 31, 2017, a deferred income tax benefit of $577 was recognized primarily related to the release of the valuation allowance on our TRS entities’ AMT credit carryforward as those have become refundable credits under the new tax law. During the year ended December 31, 2018, a current income tax benefit of $34 was recognized related to our TRS entities, which was primarily the result of the half of the AMT credit refund becoming realizable in 2018 partially offset by activity related to our TRS entities which generated taxable income.  During the year ended December 31, 2018, a deferred income tax expense of $220 was recognized, which was primarily the result of half of the AMT credit refund becoming realizable in 2018.

o. Share-Based Compensation

We account for our share-based compensation in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation.” We measure the cost of employee and trustee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and record compensation expense for the entire award on a straight-line basis, over the related vesting period, for the entire award.

p. Deferred Financing Costs

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2018

(Dollars in thousands, except share and per share amounts)

Costs incurred in connection with debt financing are deferred and classified within indebtedness and charged to interest expense over the terms of the related debt agreements, in a manner that approximates the effective interest method.

q. Intangible Assets

Intangible assets on our consolidated balance sheets represent identifiable intangible assets acquired in business acquisitions. We amortize identified intangible assets to expense over their estimated lives using the straight-line method. We evaluate intangible assets for impairment as events and circumstances change, in accordance with FASB ASC Topic 360, “Property, Plant, and Equipment.” The gross carrying amount for our in-place leases and above-market leases, was $7,420 and $12,208 as of December 31, 2018 and December 31, 2017, respectively. The accumulated amortization for our intangible assets was $5,703 and $6,831 as of December 31, 2018 and December 31, 2017, respectively. We recorded amortization expense of $1,491, and $6,775 for the years ended December 31, 2018 and 2017, respectively. Based on the intangible assets identified above, we expect to record amortization expense of intangible assets of $658 for 2019, $454 for 2020, $250 for 2021, $145 for 2022, $72 for 2023 and $138 thereafter. As a result of the declining profitability of our retail property management subsidiary, which has been a product of the current challenges facing the retail property sector, we recognized impairment charges of $4,903 on our customer relationships and $963 on our retail property manager’s trade name during the year ended December 31, 2017.  These impairment charges are presented in asset impairment on our consolidated statements of operations. On August 1, 2018, we completed the sale of our retail property management subsidiary. See Note 2: (u) for further information.

r. Goodwill

Goodwill on our consolidated balance sheet represented the amounts paid in excess of the fair value of the net assets acquired from business acquisitions accounted for under FASB ASC Topic 805, “Business Combinations.” Pursuant to FASB ASC Topic 350, “Intangibles-Goodwill and Other”, goodwill is not amortized to expense but rather is analyzed for impairment. We evaluate goodwill for impairment on an annual basis and as events and circumstances change, in accordance with FASB ASC Topic 350. As a result of the declining profitability of our retail property management subsidiary, which had been a product of the current challenges facing the retail property sector, we concluded that a triggering event had occurred leading to a $8,342 impairment charge on our goodwill, which was recognized during the year ended December 31, 2017. This impairment charge is presented in goodwill impairment on our consolidated statements of operations. As a result of this charge, no goodwill remains on our consolidated balance sheets as of December 31, 2018 or 2017.

s. Shareholder Activism Expenses

During the year ended December 31, 2017, we incurred additional expenses beyond those normally associated with soliciting proxies for our annual meeting of shareholders as a result of responding to an unsolicited and nonbinding externalization of management proposal as well as an activist campaign threatened by an activist investor. On May 26, 2017, we entered into a cooperation agreement with this investor pursuant to which, among other things, the investor agreed to terminate its proxy contest against us and withdraw the notice of proposed trustee candidates it submitted to us and we agreed to reimburse the investor $250 for the out-of-pocket expenses incurred by the investor in connection with its unsolicited and nonbinding externalization of management proposal and its activist campaign against us.  Refer to Note 14: Related Party Transactions for further discussion. Our expenses as a result of responding to an unsolicited and nonbinding externalization of management proposal as well as an activist campaign threatened by an activist investor totaled $2,464 for the year ended December 31, 2017 and are presented as shareholder activism expenses in our consolidated statements of operations.

t. Employee Separation Expense

On December 21, 2018, we entered into a settlement agreement and general release with our former chief executive officer, who was previously employed by RAIT as RAIT’s Chief Executive Officer and President pursuant to an employment agreement and whose employment with RAIT ended on February 28, 2018. The settlement agreement was intended to resolve any and all claims arising out of the chief executive officer’s employment with RAIT and separation therefrom. We incurred expenses related to this settlement agreement in the amount of $1,825 during the year ended December 31, 2018, which is presented as employee separation expense in our consolidated statements of operations.

On September 27, 2017, we entered into a settlement agreement and general release with our former chief financial officer, who was previously employed by RAIT as RAIT’s Chief Financial Officer and Treasurer pursuant to an employment agreement executed

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2018

(Dollars in thousands, except share and per share amounts)

on February 17, 2017. The purpose of the settlement agreement, which provided for the termination of our former chief financial officer’s employment from RAIT retroactive to August 20, 2017, was to provide for a complete and final settlement of all existing and potential disputes between RAIT and our former chief financial officer, including, but not limited to, all disputes related to our former chief financial officer’s previous employment by RAIT and the termination of such employment.  We incurred expenses related to this settlement agreement in the amount of $575 during the year ended December 31, 2017, which is presented as employee separation expense in our consolidated statements of operations.

u. Sale of Retail Property Manager

On August 1, 2018, we completed the sale of our retail property management subsidiary for nominal consideration. We recognized a gain of $1,262 during the year ended December 31, 2018 related to the sale as the liabilities associated with this business exceeded its assets.

v. Recent Accounting Pronouncements

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2018

(Dollars in thousands, except share and per share amounts)

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

In January 2017, the FASB issued an accounting standard classified under FASB ASC Topic 805, “Business Combinations”. The amendments in this accounting standard clarify the definition of a business by more clearly outlining the requirements for an integrated set of assets and activities to be considered a business and by establishing a practical framework to determine when the integrated set of assets and activities is a business. The amendments in this accounting standard are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for transactions not yet reflected in the financial statements. We have adopted this new standard as of January 1, 2018 and have accounted for the acquisition of one real estate asset as an asset acquisition in accordance with this new standard.

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

Not Yet Adopted Within These Financial Statements

In February 2016, the FASB issued an accounting standard classified under FASB ASC Topic 842, “Leases”.  This accounting standard states that a lessee should recognize the assets and liabilities that arise from all leases with a term greater than 12 months. The core principle requires the lessee to recognize a liability to make lease payments and a right-of-use (“ROU”) asset. The accounting applied by the lessor is relatively unchanged. During 2017 and 2018, the FASB issued multiple amendments to this accounting standard that provide further clarification to this accounting standard.   The new standard is effective for us on January 1, 2019, with early adoption permitted. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. We have adopted the new standard effective January 1, 2019 and have used the effective date as our date of initial application. The new standard provides a number of optional practical expedients in transition. We have elected the “package of practical expedients” for all our leases that exist at the date of initial application. This package permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We also have elected the practical expedient to not separate lease and non-lease components for

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2018

(Dollars in thousands, except share and per share amounts)

all of our leases. We currently expect to recognize a lease liability as of the adoption date ranging from $2,000 to $4,000 and an offsetting ROU asset for one of our operating leases for which we are the lessee. We do not expect the standard to have a significant impact on any of our real estate leases for which we are the lessor.

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

NOTE 3: Investments in Commercial Mortgage Loans, Mezzanine Loans and Preferred Equity Interests

Loans Held for Investment

The following table summarizes our investments in commercial mortgage loans, mezzanine loans and preferred equity interests held for investment as of December 31, 2018:

	Unpaid Principal Balance	Unamortized (Discounts) Premiums	Carrying Amount	Number of Loans	Weighted- Average Coupon (1)	Range of Maturity Dates
Commercial Real Estate (CRE)
Commercial mortgage loans	$453,283	$(66)	$453,217	35	6.9%	Feb. 2019 to Jun. 2025
Mezzanine loans	21,114	164	21,278	3	13.3%	Jun. 2020 to Mar. 2023
Preferred equity interests	28,577	(1)	28,576	13	6.0%	Mar. 2023 to Jun. 2029
Total CRE (2)	502,974	97	503,071	51	7.2%
Deferred fees and costs, net (3)	(674)	-	(674)
Total	$502,300	$97	$502,397
(1)	Weighted-average coupon is calculated on the unpaid principal balance, which does not necessarily correspond to the carrying amount.
(2)

Includes $54,621 of cash flow loans, of which $8,579 are commercial mortgage loans, $21,114 are mezzanine loans and $24,928 are preferred equity interests. See Note 2: Summary of Significant Accounting Policies, (k) Revenue Recognition, for further discussion of our cash flow loans.

(3)	Includes $2,558 of deferred fees, net of $1,884 of deferred costs.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2018

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

A loan is placed on non-accrual status if it is delinquent for 90 days or more or if there is uncertainty over full collection of principal and interest, which generally includes our impaired loans that have reserves. The following table summarizes the delinquency statistics of our commercial real estate loans held for investment as of December 31, 2018 and 2017:

	As of December 31, 2018
Delinquency Status	Current	30 to 59 days	60 to 89 days	90 days or more	Total	Non-accrual (1)
Commercial mortgage loans	$414,735	$—	$—	$38,548	$453,283	$46,793
Mezzanine loans	12,222	—	—	8,892	21,114	8,892
Preferred equity interests	28,577	—	—	—	28,577	37,308
Total	$455,534	$—	$—	$47,440	$502,974	$92,993

(1)      Includes five loans that are current but are on non-accrual due to uncertainty over whether we will fully collect principal and interest.  Also includes three loans that are 90 days or more past due in accordance with their terms.

	As of December 31, 2017
Delinquency Status	Current	30 to 59 days	60 to 89 days	90 days or more	Total	Non-Accrual (1)
Commercial mortgage loans	$1,149,501	$—	$—	$45,234	$1,194,735	$81,443
Mezzanine loans	40,258	—	—	5,230	45,488	13,510
Preferred equity interests	33,284	—	—	—	33,284	3,650
Total	$1,223,043	$—	$—	$50,464	$1,273,507	$98,603

(1)      Includes five loans that were current in accordance with their terms but are on non-accrual due to uncertainty over whether we will fully collect principal and interest, and two loans that are 90 days or more past due in accordance with their terms.

As of December 31, 2018 and December 31, 2017, all of our commercial mortgage loans, mezzanine loans and preferred equity interests that were 90 days or more past due or in foreclosure were on non-accrual status.  It is noted that as of December 31, 2018, $54,621 of our loans are cash flow loans, which provide for the accrual of interest at specified rates which differ from current payment terms, and in some cases, do not require current payments. See Note 2: Summary of Significant Accounting Policies, (k) Revenue Recognition, for further discussion of our cash flow loans. As of December 31, 2018, and December 31, 2017, $92,993 and $98,603, respectively, of our loans were on non-accrual status and had a weighted-average interest rate of 6.9% and 6.1%, respectively. Also, as of December 31, 2018 and December 31, 2017, five, and three loans with unpaid principal balances of $25,703 and $20,624, respectively, and weighted average interest rate of 11.4% and 12.9%, respectively, were not recognizing interest based on the estimated value of the underlying collateral. Additionally, as of December 31, 2018, one loan, with an unpaid principal balance of

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2018

(Dollars in thousands, except share and per share amounts)

$7,948, which had previously been restructured in a troubled debt restricting, or TDR, did not accrue interest in accordance with its restructured terms.

The following table sets forth the maturities of our investments in commercial mortgage loans, mezzanine loans and preferred equity interests by year:

	Commercial	Mezzanine	Preferred equity	Total
2019	206,255	-	-	206,255
2020	225,670	8,775	-	234,445
2021	18,242	-	-	18,242
2022	-	-	-	-
2023	-	12,339	7,947	20,286
Thereafter	3,116	-	20,630	23,746
Total	$453,283	$21,114	$28,577	$502,974

Allowance for Loan Losses And Impaired Loans

During the year ended December 31, 2018, we recognized provision for loan losses of $32,875. Our provision for loan losses during the year ended December 31, 2018 was primarily driven by nine loans, where the borrower and/or property experienced an unfavorable event or events during the period, which resulted in probable, incurred losses and credit related impairments recognized on the loans transferred to loans held for sale that are further discussed below.

We closely monitor our loans, which require evaluation for loan loss in two categories: satisfactory and watchlist. Loans classified as satisfactory are loans that are performing consistent with our expectations. Loans classified as watchlist are generally loans that have performed below our expectations, have credit weaknesses or in which the credit quality of the collateral has deteriorated. This is determined by evaluating quantitative factors including debt service coverage ratios, net operating income of the underlying collateral and qualitative factors such as current performance of the underlying collateral. We have classified our loans held for investment by credit risk category as of December 31, 2018 and December 31, 2017 as follows:

	As of December 31, 2018
Credit Status	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Satisfactory	$314,104	-	$5,063	$319,167
Watchlist (1)	139,179	21,114	23,514	183,807
Total	$453,283	$21,114	$28,577	$502,974
(1)	Includes $126,645 of loans that are considered to be impaired and $57,162 of loans that are not considered to be impaired.

	As of December 31, 2017
Credit Status	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Satisfactory	$1,083,741	$19,109	$21,879	$1,124,729
Watchlist (1)	110,994	26,379	11,405	148,778
Total	$1,194,735	$45,488	$33,284	$1,273,507
(1)	Includes $126,478 of loans that are considered to be impaired and $22,300 of loans that are not considered to be impaired.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2018

(Dollars in thousands, except share and per share amounts)

The following tables provide a roll-forward of our allowance for loan losses for our commercial mortgage loans, mezzanine loans and preferred equity interests for the years ended December 31, 2018 and 2017:

	For the Year Ended December 31, 2018
	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Beginning balance	$9,019	$5,622	$242	$14,883
Provision (benefit) for loan losses	25,740	3,449	3,686	32,875
Charge-offs, net of recoveries (1)	(22,847)	(2,575)	—	(25,422)
Ending balance	$11,912	$6,496	$3,928	$22,336
(1)	Includes $5,331 of charge-offs related to loans transferred to held for sale during the year ended December 31, 2018.
	For the Year Ended December 31, 2017
	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Beginning balance	$10,640	$—	$1,714	$12,354
Provision (benefit) for loan losses	18,193	28,010	(589)	45,614
Charge-offs, net of recoveries	(19,814)	(22,388)	(883)	$(43,085)
Ending balance	$9,019	$5,622	$242	$14,883

Information on those loans considered to be impaired as of December 31, 2018 and December 31, 2017 was as follows:

	As of December 31, 2018
Impaired Loans	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Impaired loans expecting full recovery	$8,579	$12,869	$19,334	$40,782
Impaired loans with reserves	73,438	8,245	4,180	85,863
Total Impaired Loans (1)	82,017	21,114	23,514	126,645
Allowance for loan losses	$11,912	$6,496	$3,928	$22,336
(1)	As of December 31, 2018, there was no unpaid principal relating to previously identified TDRs that are on accrual status.

	As of December 31, 2017
Impaired Loans	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Impaired loans expecting full recovery	$14,321	$12,869	$7,756	$34,946
Impaired loans with reserves	74,372	13,510	3,650	91,532
Total Impaired Loans (1)	88,693	26,379	11,406	126,478
Allowance for loan losses	$9,019	$5,622	$242	$14,883
(1)	As of December 31, 2017, there was no unpaid principal relating to previously identified TDRs that are on accrual status.

The average unpaid principal balance and recorded investment of total impaired loans was $131,889, and $148,261 during the years ended December 31, 2018, and 2017, respectively. We recorded interest income from impaired loans of $1,025, and $968 for the years ended December 31, 2018, and 2017, respectively.

We have evaluated modifications to our commercial real estate loans to determine if the modification constitutes a troubled debt restructuring, or TDR, under FASB ASC Topic 310, “Receivables”. During the year ended December 31, 2018, there were two restructurings that were considered TDRs. We restructured one preferred equity interest with an unpaid principal balance totaling $7,948 in a TDR as the interest payment rate was decreased to zero percent and the maturity date was extended. Also, we restructured one mezzanine loan with an unpaid principal balance of $8,245 in a TDR as we agreed to accept a discounted payoff if the borrower satisfied certain conditions. During the year ended December 31, 2017, we determined that restructuring of two commercial real estate loans with unpaid principal balances totaling of $13,080 constituted TDRs as the maturity date of the loans were extended and the

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2018

(Dollars in thousands, except share and per share amounts)

borrowers were determined to be experiencing financial difficulty. As of December 31, 2017, there was one TDR that subsequently defaulted for restructurings that had been entered into within the previous 12 months. This loan had an unpaid principal balance of $45,234 as of December 31, 2017 and was greater than 90 days past due.

In February 2019, we determined that a restructuring of one commercial real estate loan with a principal balance of 29,478 constituted a TDR as the minimum payment rate was decreased through September 2019 although interest continues to accrue at the original contractual interest rate.

Loans Held for Sale

In February 2018, we began to pursue a sale of certain loans. In March 2018, we sold these loans, which had unpaid principal balance of $90,260 and received proceeds of $43,384 after repayment of $45,850 of secured warehouse facility debt and $349 of interest. We recognized a loss of $930 on the sale of these loans.

During March 2018, we transferred nine additional loans to held for sale as we had the intent and ability to sell these loans. The transfer was made at the lower of cost or fair value for each respective loan. During the year ended December 31, 2018, six of these loans were sold or repaid, resulting in a net loss of $3,280.  As of December 31, 2018, the three remaining loans held for sale were measured at the lower of cost or fair value, resulting in a loss of $5,227, an unpaid principal balance of $7,012, and a carrying amount of $4,872.

In May 2018, we began to pursue a sale of one additional loan. In June 2018, we sold this loan, which had unpaid principal balance of $13,000 and received proceeds of $11,577. We recognized a provision for loan loss of $1,423 on the transfer of this loan to loans held for sale.

Loan-to-Real Estate Conversions

During the year ended December 31, 2018, we completed the conversion of a portion of a commercial mortgage loan portfolio with a carrying value of $5,096 to real estate owned property. The conversion resulted in approximately $5,096 of real estate related assets being reflected on our consolidated balance sheets. See Note 4: Investments in Real Estate for further information.

NOTE 4: Investments In Real Estate

The table below summarizes our investments in real estate:

	Book Value
	As of December 31, 2018	As of December 31, 2017
Multifamily real estate properties	$—	$17,163
Office real estate properties	48,760	130,125
Retail real estate properties	49,088	106,817
Parcels of land	18,744	20,567
Subtotal	116,592	274,672
Less: Accumulated depreciation and amortization	(8,768)	(28,768)
Investments in real estate, net	$107,824	$245,904

As of December 31, 2018, and 2017, our investments in real estate were comprised of land of $36,905 and $73,003, respectively, and buildings and improvements of $79,687 and $201,669, respectively.

As of December 31, 2018, our investments in real estate of $116,592 were financed through $40,724 of mortgage loans or other debt held by third parties and $80,562 of mortgage loans held directly by RAIT or through our RAIT I CDO securitization. As of December 31, 2017, our investments in real estate of $274,672 were financed through $62,297 of mortgage loans or other debt held by third parties and $298,050 of mortgage loans held directly by RAIT or through our RAIT I and RAIT II CDO securitizations.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2018

(Dollars in thousands, except share and per share amounts)

Together, along with commercial real estate loans held by RAIT I, these mortgage loans serve as collateral for the CDO notes payable issued by the RAIT CDO securitizations. All intercompany balances and interest charges are eliminated in consolidation.

For our investments in real estate, the leases for our multifamily properties (which we had none of as of December 31, 2018) are generally one-year or less and leases for our office and retail properties are operating leases. The following table represents the minimum future rentals under expiring leases for our office and retail properties as of December 31, 2018.

2019	$1,946
2020	1,882
2021	2,069
2022	1,430
2023	1,591
2024 and thereafter	1,237
Total	$10,155

Investments in real estate, held for sale:

As of December 31, 2018, one of our retail properties, with a carrying amount of $4,918, was considered held-for-sale.

Acquisitions:

During the year ended December 31, 2018, we completed the conversion of a portion of a commercial mortgage loan portfolio with a carrying value of $5,096 to real estate owned property. The conversion resulted in approximately $5,096 of real estate related assets being reflected on our consolidated balance sheets.

During the year ended December 31, 2017, we completed the conversion of one commercial loan with a carrying value of

$1,590 to real estate.

Property Sales:

During the year ended December 31, 2018, we sold two office properties, one multifamily property, and two retail properties. We also recognized $6 of losses on sales related to properties sold prior to December 31, 2017, as we settled remaining amounts with third parties subsequent to each sale date, respectively. The below table summarizes the current year dispositions recorded at sale and also presents each property’s contribution to net income (loss) allocable to common shares, excluding the impact of the gain (loss) on sale:

					Net income (loss) allocable to common shares
Property Name	Property Type	Date of Sale	Sale Price	Gain (loss) on sale	For the Year Ended December 31, 2018
1501 Yamato Road (1)	Office	6/15/2018	$42,050	$906	$(261)
Erieview Tower & Parking (2)	Office	8/1/2018	28,901	-	(195)
Erieview Galleria	Retail	8/1/2018	1,099	-	(14)
Lexington	Multifamily	8/31/2018	21,150	7,964	589
PlazAmericas Mall (2)	Retail	12/20/2018	12,950	-	(593)
Total			$106,150	$8,870	$(474)
(1)

We also recognized a loss on extinguishment of debt related to the sale of this property, resulting from a defeasance premium of $1,943, which is included in gains (losses) on extinguishment of debt on the accompanying consolidated statements of operations.

(2)  This property was previously impaired.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2018

(Dollars in thousands, except share and per share amounts)

During the year ended December 31, 2017, we sold five multifamily properties, eight office properties, two retail properties (one sold as two parcels in two separate transactions), and three parcels of land.  We also recognized $5 of losses on sales related to properties sold prior to December 31, 2016, as we settled remaining amounts with third parties subsequent to each sale date, respectively. The below table summarizes the current year dispositions recorded at sale and also presents each property’s contribution to net income (loss) allocable to common shares, excluding the impact of the gain (loss) on sale:

					Net income (loss) allocable to common shares
Property Name	Property Type	Date of Sale	Sale Price	Gain (loss) on sale	For the Year Ended December 31, 2017
Tuscany Bay	Multifamily	01/06/2017	$36,650	$7,657	$2
Emerald Bay (1)	Multifamily	03/08/2017	23,750	772	135
Tiffany Square (1)	Office	03/09/2017	12,175	113	59
Oyster Point (1)	Multifamily	03/28/2017	11,500	(82)	1
Executive Center	Office	03/31/2017	10,600	437	123
MGS (1)	Land	03/31/2017	300	—	—
100 E. Lancaster (1)	Office	04/13/2017	4,575	14	70
UBS Tower (1)	Office	05/09/2017	14,150	—	(43)
South Plaza (2)	Retail	05/24/2017 & 09/29/2017	22,478	1,647	896
South Terrace	Multifamily	06/30/2017	42,950	9,189	250
Trails at Northpointe (1)	Multifamily	07/18/2017	6,450	(54)	(118)
Rutherford (1)	Office	09/29/2017	5,700	—	430
Treasure Island/Sunny Shores	Land	10/04/2017	12,125	—	(81)
McDowell Phase I/II (1)	Office	10/16/2017	53,150	206	1,612
May's Crossing	Retail	11/16/2017	8,150	298	242
Four Resource Square (1)	Office	12/29/2017	17,500	78	(573)
Reuss Federal Plaza (1)	Office	12/29/2017	19,500	47	995
Total			$301,703	$20,322	$4,000
(1)	This property was previously impaired.
(2)	Includes gain on sale in May and September 2017 of $1,481 and $166, respectively.

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

During the year ended December 31, 2017, we disposed of two land parcels for $12,125 plus the reimbursement of capital expenditures associated with those parcels.  The principal consideration received in the sale was a note from the buyer. We deferred a gain on the sale of these assets of $761 which was classified within other liabilities and was to be recognized under the cost recovery method as the buyer’s initial investment was insufficient.  As described in Note 2: Summary of Significant Accounting Policies, this deferred gain was recognized upon adoption of the accounting standard classified under FASB ASC Topic 610-20 on January 1, 2018.

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

As of December 31, 2018

(Dollars in thousands, except share and per share amounts)

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

In February 2019, we sold the retail property that was classified as held-for-sale for a sales price of $5,100.

Impairment:

During the year ended December 31, 2018, we recognized impairment charges on real estate assets of $47,492 as it was more likely than not that we would dispose of the assets before the end of their previously estimated useful lives and a portion of our recorded investment in these assets was determined to not be recoverable.  These impairment charges are further described below.

•	Due to the current conditions affecting one of our retail properties in its local market, we recognized an impairment charge of $13,482 based on a third-party appraisal.

•

Due to the current conditions affecting another of our retail properties in its local market, as well as our efforts to increase our liquidity pursuant to the 2018 strategic steps, we accepted an offer to purchase this asset which resulted in an impairment charge of $17,390 based on an executed purchase and sale agreement, subsequent negotiations to sell the asset and the ultimate sales price we received for the asset.

•

Due to upcoming lease expirations and/or current market conditions, we recognized impairment charges on two other properties (office and land). The analysis performed on each property, which included third-party appraisals, resulted in impairment charges totaling $3,166.

•	We recognized impairment charges of $9,856 on four assets based on the status of negotiations for the sale of the assets.

•	We recognized an impairment charge of $3,598 on another asset as a result of a default on the asset’s associated ground lease.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2018

(Dollars in thousands, except share and per share amounts)

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

The following table summarizes our total recourse and non-recourse indebtedness as of December 31, 2018:

Description	Unpaid Principal Balance	Unamortized Discount/Premium and Deferred Financing Costs	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
7.625% senior notes	$56,324	$(1,224)	$55,100	7.6%	Apr. 2024
7.125% senior notes	65,356	(359)	64,997	7.1%	Aug. 2019
Junior subordinated notes, at fair value (1)	18,671	(12,561)	6,110	6.4%	Mar. 2035
Junior subordinated notes, at amortized cost	25,100	—	25,100	5.0%	Apr. 2037
Total recourse indebtedness	165,451	(14,144)	151,307	6.9%
Non-recourse indebtedness:
CDO notes payable, at amortized cost (2)(3)	116,102	—	116,102	3.1%	Nov. 2046
CMBS securitizations (4)(5)	320,282	(2,274)	318,008	4.0%	Jun. 2037 to Dec. 2037
Loans payable on real estate	40,724	(225)	40,499	4.7%	Oct. 2021 to Dec. 2021
Total non-recourse indebtedness	477,108	(2,499)	474,609	3.9%
Total indebtedness	$642,559	$(16,643)	$625,916	4.6%

(1)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(2)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
(3)

Collateralized by $170,124 principal amount of commercial mortgage loans, mezzanine loans, other loans and preferred equity interests, $94,191 of which is eliminated in consolidation.  These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

(4)	Excludes CMBS securitization notes purchased by us which are eliminated in consolidation.
(5)

Collateralized by $409,218 principal amount of commercial mortgage loans and participation interests in commercial mortgage loans. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2018

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

Recourse indebtedness refers to indebtedness that is recourse to our general assets. Non-recourse indebtedness consists of indebtedness of consolidated securitizations and loans payable on real estate which is recourse only to specific assets pledged as collateral to the lenders. The creditors of each consolidated securitization have no recourse to our general credit.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2018

(Dollars in thousands, except share and per share amounts)

The current status or activity in our financing arrangements occurring as of or during the year ended December 31, 2018 is as follows:

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

During the year ended December 31, 2018, we exercised our right to optionally redeem and cancel the remaining 7.0% convertible senior notes at a redemption price equal to the principal amount of $871 plus accrued and unpaid interest.

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

As of December 31, 2018

(Dollars in thousands, except share and per share amounts)

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

During the year ended December 31, 2018, we repurchased $42,291 in aggregate principal amount of 4.0% convertible senior notes for a total consideration of $41,027. We also repurchased $67,943 in principal amount of the 4.0% convertible senior notes at par pursuant to the exercise by the holders of these notes of their redemption option. We exercised our right to optionally redeem and cancel the remaining 4.0% convertible senior notes at a redemption price equal to the principal amount of $279 plus accrued and unpaid interest.

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

During the year ended December 31, 2017, we repurchased a total of $963 in aggregate principal amount of 7.625% convertible senior notes for a total consideration of $766.

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

During the year ended December 31, 2018, we repurchased a total of $3,051 in aggregate principal amount of 7.125% senior notes for a total consideration of $2,852.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2018

(Dollars in thousands, except share and per share amounts)

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

During the year ended December 31, 2018, we repaid $2,000 of the 7.25% senior secured notes and we redeemed the remaining $9,500 of the 7.25% senior notes at a redemption price equal to the principal amount plus accrued and unpaid interest.

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

On October 25, 2010, pursuant to a securities exchange agreement, we exchanged and cancelled the first $18,671 junior subordinated note for another junior subordinated note, which we refer to as the second $18,671 junior subordinated note, in aggregate principal amount of $18,671 with a reduced interest rate and provided $5,000 of our 6.875% convertible senior notes as collateral for the second $18,671 junior subordinated note. In December 2018, we exchanged the $5,000 of our 6.875% convertible senior notes as collateral with certain notes of RAIT I that we owned, which have a principal balance of $24,000 and whose fair value approximated the fair value of the $5,000 of 6.875% convertible senior notes at the time of the exchange. The second $18,671 junior subordinated note had a fixed rate of interest of 0.5% through March 30, 2015, and thereafter a floating rate of three-month LIBOR plus 400 basis points, with such floating rate not to exceed 7.0%. The maturity date remains the same at March 30, 2035. At issuance, we elected to record the second $18,671 junior subordinated note at fair value under FASB ASC Topic 825, with all subsequent changes in fair value recorded in earnings.  The fair value, or carrying amount, of this indebtedness was $6,110 as of December 31, 2018.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2018

(Dollars in thousands, except share and per share amounts)

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

On December 23, 2014, we entered into a $150,000 commercial mortgage facility, or the $150,000 commercial mortgage facility, pursuant to which we may sell, and later repurchase, commercial mortgage loans and other assets meeting defined eligibility criteria which are approved by the purchaser in its reasonable discretion. The $150,000 commercial mortgage facility incurs interest at LIBOR plus 200 basis points. The purchase price paid for any asset purchased is based on a defined percentage of the lesser of its unpaid principal balance or its defined market value. On December 20, 2016, we extended the maturity of the $150,000 commercial facility to December 19, 2017 or the day on which an event of default occurs. The $150,000 commercial mortgage facility contains standard margin call provisions and financial covenants. On June 27, 2017, this facility was amended increasing the capacity to $250,000. In June 2017, the financial covenants with respect to this facility were amended. On December 18, 2017, this facility was amended extending the maturity date to June 18, 2018. This facility was not renewed after its maturity and it has terminated.

In February 2018, prior to the termination of this facility, we began to pursue a sale of certain loans that were on our balance sheet as of December 31, 2017.  In March 2018, we sold these loans, which had an unpaid principal balance of $44,050 and received gross proceeds of $43,720.  We used part of the proceeds received from the sale of these loans to repay the $22,313 of outstanding borrowings that existed on this facility as of December 31, 2017.

Non-Recourse Indebtedness

CDO notes payable, at amortized cost. CDO notes payable at amortized cost represent notes issued by consolidated CDO securitizations which are used to finance the acquisition of unsecured REIT notes, CMBS securities, commercial mortgage loans and mezzanine loans in our commercial real estate portfolio. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates. Our consolidated CDO securitizations contain interest coverage trigger tests, or IC triggers, and overcollateralization trigger tests, or OC triggers. If the IC triggers or OC triggers are not met in a given period, then the interest distributions are redirected from lower rated tranches and used to repay the principal amounts to the

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2018

(Dollars in thousands, except share and per share amounts)

senior tranches of CDO notes payable. These conditions and the re-direction of interest distributions continue until the triggers are met by curing the underlying cause of the IC trigger or OC trigger failure, which may include curing payment defaults, paying down the CDO notes payable, or other actions permitted under the relevant securitization indenture.

As of December 31, 2018, and 2017, RAIT I is meeting all its OC and IC trigger tests. Beginning in January 2019, the Class F/G/H OC test for RAIT I was not met. As a result, certain interest payments that would have otherwise been directed to the Class J notes and equity, which are owned by us, are instead being redirected to pay principal on the most senior class of CDO notes payable that are outstanding.  The failure of this OC test does not represent an event of default under the RAIT I securitization indenture.

During the year ended December 31, 2018, RAIT’s subsidiary, TRFT, exercised its right to unwind RAIT II and satisfied the outstanding notes, all of which were owned by TRFT at the time of the unwind.

CMBS securitizations. On October 29, 2014, we closed a CMBS securitization transaction we refer to as RAIT FL3 that was collateralized by $219,378 of floating rate commercial mortgage loans that we originated and is non-recourse to us, except for certain repurchase and other obligations related to customary representations, warranties and covenants concerning the collateral that we had made.  In this CMBS securitization transaction, our subsidiary, RAIT 2014-FL3 Trust, or the FL3 issuer, issued classes of investment grade senior notes, or the FL3 senior notes, with an aggregate principal balance of approximately $181,261 to investors, representing an advance rate of approximately 82.6%. The FL3 senior notes bore interest at a weighted average rate equal to LIBOR plus 1.86%. The stated maturity of the FL3 notes was December 2031, unless redeemed or repaid prior thereto.  At the closing of RAIT FL3, we retained the unrated classes of junior notes, or the FL3 junior notes, including a class with an aggregate principal balance of $38,117, and the equity, or the retained interests, of the FL3 issuer.   Subject to certain conditions, beginning in October 2016 or upon defined tax events, the FL3 senior notes were able to be redeemed in whole but not in part, at the direction of holders of FL3 junior notes, which we held. During the second quarter of 2017, RAIT exercised its right to unwind RAIT FL3, thereby repaying all of the outstanding notes.

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

As of December 31, 2018

(Dollars in thousands, except share and per share amounts)

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

During the year ended December 31, 2018, RAIT IV, a subsidiary of RAIT, completed the sale of its FL5 Interests and FL6 Interests to Melody RE II, LLC. As a result of the sale, we determined that RAIT is no longer the primary beneficiary of the RAIT Venture VIEs, FL5 or FL6 (each as defined in Note 8: Variable Interest Entities). Therefore, we deconsolidated those entities as of June 27, 2018. See Note 8: Variable Interest Entities for more information regarding this transaction.

On June 23, 2017, we closed a CMBS securitization transaction we refer to as RAIT FL7 collateralized by $342,373 of floating rate commercial mortgage loans and participation interests in floating rate commercial mortgage loans that we originated and that is non-recourse to us, except for certain repurchase and other obligations related to customary representations, warranties and covenants concerning the collateral that we had made. In this CMBS securitization transaction, our subsidiary, RAIT 2017-FL7 Trust, or the FL7 issuer, issued classes of investment grade senior notes, or the FL7 senior notes, with an aggregate principal balance of approximately $276,894 to investors, representing an advance rate of approximately 80.9%. The FL7 senior notes bear interest at a weighted average rate equal to LIBOR plus 1.44%. The stated maturity of the FL7 notes is June 2037, unless redeemed or repaid prior thereto. At the closing of RAIT FL7, we retained the less than investment grade classes of junior notes, or the FL7 junior notes, aggregating to a principal balance of $65,479 and the equity, or the retained interests, of the FL7 issuer. As of December 31, 2018, RAIT FL7 had $225,452 of total collateral at par value, $9,000 of which is in default. As of December 31, 2018, RAIT FL7 had classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $159,972 to investors. We currently own the less than investment grade classes of junior notes, including a class with an aggregate principal balance of $65,479, and the equity, or the retained interests, of RAIT FL7. RAIT FL7 does not have OC triggers or IC triggers.

On November 29, 2017, we closed a CMBS securitization transaction we refer to as RAIT FL8 collateralized by $259,776 of floating rate commercial mortgage loans and participation interests in floating rate commercial mortgage loans that we originated and that is non-recourse to us, except for certain repurchase and other obligations related to customary representations, warranties and covenants concerning the collateral that we had made. In this CMBS securitization transaction, our subsidiary, RAIT 2017-FL8 Trust, or the FL8 issuer, issued classes of investment grade senior notes, or the FL8 senior notes, with an aggregate principal balance of approximately $215,614 to investors, representing an advance rate of approximately 83%. The FL8 senior notes bear interest at a weighted average rate equal to LIBOR plus 1.30%. The stated maturity of the FL8 notes is December 2037, unless redeemed or repaid prior thereto. At the closing of RAIT FL8, we retained the less than investment grade classes of junior notes, or the FL8 junior notes, aggregating to a principal balance of $44,162 and the equity, or the retained interests, of the FL8 issuer. As of December 31, 2018, RAIT FL8 had $204,472 of total collateral at par value, none of which is defaulted and had classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $160,310 to investors. We currently own the less than investment grade classes of junior notes, including a class with an aggregate principal balance of $44,162, and the equity, or the retained interests, of RAIT FL8. RAIT FL8 does not have OC triggers or IC triggers.

The junior notes that we have retained in our CMBS securitizations include the class of junior notes that is subject to the first dollar of loss.

Loans payable on real estate. As of December 31, 2018, and 2017, we had $40,724 and $62,297, respectively, of other indebtedness outstanding relating to loans payable on consolidated real estate. These loans are secured by specific consolidated real estate and commercial loans included in our consolidated balance sheets.

During the year ended December 31, 2018, we repaid $20,510 of mortgage indebtedness as part of one property disposition. We recognized a $1,943 loss on extinguishment of debt related to this disposition, resulting from a defeasance premium.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2018

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

Maturity of Indebtedness

Generally, the majority of our indebtedness is payable in full upon the maturity or termination date of the underlying indebtedness. The following table displays the aggregate contractual maturities of our indebtedness by year:

	Recourse indebtedness	Non-recourse indebtedness
2019	$65,356	$749
2020	-	779
2021	-	39,196
2022	-	-
2023	-	-
Thereafter	100,095	436,384
Total	$165,451	$477,108

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2018

(Dollars in thousands, except share and per share amounts)

We designate interest rate hedge agreements at inception and determine whether or not the interest rate hedge agreement is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. We use regression analysis to assess the effectiveness of our hedging relationship and use the hypothetical derivative method to measure any ineffectiveness at each reporting period. As of December 31, 2018, all of our cash flow hedge interest rate swaps had reached maturity. As of December 31, 2018, no new cash flow hedge interest rate swaps have been entered into.

The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments as of December 31, 2018 and December 31, 2017:

	As of December 31, 2018			As of December 31, 2017
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities

Interest rate caps	$—	$—	$—	$—	$—	$—
Interest rate swaps	—	—	—	12,650	11	—
Net fair value	$—	$—	$—	$12,650	$11	$—

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2018

(Dollars in thousands, except share and per share amounts)

The following table summarizes the carrying amount and the fair value of our financial instruments as of December 31, 2018:

Financial Instrument	Carrying Amount	Estimated Fair Value
Assets
Total investment in mortgage loans, held for investment, net	$480,061	$444,962
Investment in mortgage loans, held for sale	4,873	4,873
Cash and cash equivalents	42,453	42,453
Restricted cash	63,067	63,067
Liabilities
Recourse indebtedness:
7.625% senior notes	55,100	41,229
7.125% senior notes	64,997	58,010
Junior subordinated notes, at fair value	6,110	6,110
Junior subordinated notes, at amortized cost	25,100	6,550
Non-recourse indebtedness:
CDO notes payable, at amortized cost	116,102	94,513
CMBS securitizations	318,008	320,711
Loans payable on real estate	40,499	40,608

The following table summarizes the carrying amount and the fair value of our financial instruments as of December 31, 2017:

Financial Instrument	Carrying Amount	Estimated Fair Value
Assets
Total investment in mortgage loans, held for investment, net	$1,255,723	$1,252,780
Cash and cash equivalents	53,380	53,380
Restricted cash	157,914	157,914
Derivative assets	11	11
Liabilities
Recourse indebtedness:
7.0% convertible senior notes	833	533
4.0% convertible senior notes	106,800	103,457
7.625% senior notes	54,867	43,009
7.125% senior notes	67,474	61,567
Senior secured notes	11,063	11,197
Junior subordinated notes, at fair value	8,121	8,121
Junior subordinated notes, at amortized cost	25,100	8,849
Secured warehouse facilities	21,743	22,313
Non-recourse indebtedness:
CDO notes payable, at amortized cost	254,724	196,212
CMBS securitizations	736,586	744,359
Loans payable on real estate	61,922	64,377
Other indebtedness	40,955	40,830

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2018

(Dollars in thousands, except share and per share amounts)

Fair Value Measurements

The following table summarizes information about our liabilities measured at fair value on a recurring basis as of December 31, 2018, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

Liabilities:	Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (1)	Significant Unobservable Inputs (Level 3) (1)	Balance as of December 31, 2018
Junior subordinated notes, at fair value	$—	$—	$6,110	$6,110
Total liabilities	$—	$—	$6,110	$6,110
(1)	During the year ended December 31, 2018, there were no transfers between Level 1 and Level 2, and there were no transfers into and/or out of Level 3.

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

(1)During the year ended December 31, 2017, there were no transfers between Level 1 and Level 2, and there were no transfers into and/or out of Level 3.

Liabilities:	Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (1)	Significant Unobservable Inputs (Level 3) (1)	Balance as of December 31, 2017
Junior subordinated notes, at fair value	$—	$—	$8,121	$8,121
Total liabilities	$—	$—	$8,121	$8,121

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2018

(Dollars in thousands, except share and per share amounts)

When estimating the fair value of our Level 3 financial instruments, management uses various observable and unobservable inputs. These inputs include yields, credit spreads, duration, effective dollar prices and overall market conditions on not only the exact financial instrument for which management is estimating the fair value, but also financial instruments that are similar or issued by the same issuer when such inputs are unavailable. Generally, an increase in the yields, credit spreads or estimated duration will decrease the fair value of our financial instruments. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value, as determined by management, may fluctuate from period to period and any ultimate liquidation or sale of the investment may result in proceeds that may be significantly different than fair value. For the fair value of our junior subordinated notes, at fair value, we estimate the fair value of these financial instruments using significant unobservable inputs. For the junior subordinated notes, at fair value, a discounted cash flow model was used as the valuation technique and the significant unobservable inputs as of December 31, 2018 include a discount rate of 27% and as of December 31, 2017 include discount rates ranging from 18.01% to 18.21%. The gains attributable to changes in instrument-specific credit risk were determined by discounting the future cash flows of the notes at base market interest rates and subtracting this amount from the total fair value of the instrument.

The following tables summarize additional information about assets and liabilities that are measured at fair value on a recurring basis for which we have utilized Level 3 inputs to determine fair value for the year ended December 31, 2018:

Liabilities	Junior Subordinated Notes, at Fair Value	Total Level 3 Liabilities
Balance, as of December 31, 2017	$8,121	$8,121
Change in fair value of financial instruments	(2,011)	(2,011)
Balance, as of December 31, 2018	$6,110	$6,110

 The following tables summarize additional information about assets and liabilities that are measured at fair value on a recurring basis for which we have utilized Level 3 inputs to determine fair value for the year ended December 31, 2017:

Liabilities	Warrants and investor SARS	Junior Subordinated Notes, at Fair Value	Total Level 3 Liabilities
Balance, as of December 31, 2016	$30,400	$11,822	$42,222
Change in fair value of financial instruments	(9,900)	(3,701)	(13,601)
Settlement of liability	(20,500)	-	(20,500)
Balance, as of December 31, 2017	$-	$8,121	$8,121

Non-Recurring Fair Value Measurements

As of December 31, 2018, we measured one of our real estate assets at a fair value of $5,100 in our consolidated balance sheets as it was impaired.  The fair value was based on an executed purchase and sale agreement and the status of negotiations to sell the real estate asset and was classified within Level 2 of the fair value hierarchy.  The significant input was the purchase price derived by the potential buyer.

As of December 31, 2018, we measured two of our real estate assets at a fair value of $37,200 as they were impaired.  The fair values were based on appraisals received on the properties and were classified within Level 3 of the fair value hierarchy.  The significant inputs were the terminal capitalization rate of 8.0% and discount rate of 9.50% for one of the assets and comparable sales of similar properties for the second asset.

As of December 31, 2017, we measured one of our real estate assets at a fair value of $32,948 as it was impaired.  The fair value was based on our broker’s opinion of fair value for the real estate asset and was classified within Level 3 of the fair value hierarchy.  The significant inputs were the terminal capitalization rate of 7.25% and discount rate of 11.6%.

Our other non-recurring fair value measurements relate primarily to our commercial real estate loans that are considered impaired. In evaluating our impaired loans, we estimate the fair value of the underlying collateral of the respective commercial real estate loan and compare that fair value to our total investment in the loan. When estimating the fair value of the underlying collateral of the commercial real estate loan, management uses appraisals, broker opinions of value, discounted cash flow analyses and/or direct capitalization valuation analyses. The significant inputs to these valuations are capitalization rates and discount rates and are based on market information and comparable sales of similar properties.  As of December 31, 2018, we measured the underlying collateral of

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2018

(Dollars in thousands, except share and per share amounts)

seven of our loans at a fair value of $68,358 in our consolidated balance sheet as they were impaired. As of December 31, 2017, we measured the underlying collateral of ten of our loans at a fair value of $119,220 in our consolidated balance sheet as they were impaired.

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

	Carrying Amount as of December 31, 2018	Estimated Fair Value as of December 31, 2018	Valuation Technique	Level in Fair Value Hierarchy
Total investment in mortgage loans, held for investment, net	$480,061	$444,962	Discounted cash flows	Three
Investment in mortgage loans, held for sale	4,873	4,873	Discounted cash flows	Three
7.625% senior notes	55,100	41,229	Trading price	Two
7.125% senior notes	64,997	58,010	Trading price	Two
Junior subordinated notes, at amortized cost	25,100	6,550	Discounted cash flows	Three
CDO notes payable, at amortized cost	116,102	94,513	Discounted cash flows	Three
CMBS securitizations	318,008	320,711	Discounted cash flows	Three
Loans payable on real estate	40,499	40,608	Discounted cash flows	Three

	Carrying Amount as of December 31, 2017	Estimated Fair Value as of December 31, 2017	Valuation Technique	Level in Fair Value Hierarchy
Total investment in mortgage loans, held for investment, net	$1,255,723	$1,252,780	Discounted cash flows	Three
7.0% convertible senior notes	833	533	Trading price	Two
4.0% convertible senior notes	106,800	103,457	Trading price	Two
7.625% senior notes	54,867	43,009	Trading price	Two
7.125% senior notes	67,474	61,567	Trading price	Two
Senior secured notes	11,063	11,197	Discounted cash flows	Three
Junior subordinated notes, at amortized cost	25,100	8,849	Discounted cash flows	Three
CDO notes payable, at amortized cost	254,724	196,212	Discounted cash flows	Three
CMBS securitizations	736,586	744,359	Discounted cash flows	Three
Loans payable on real estate	61,922	64,377	Discounted cash flows	Three
Other indebtedness	40,955	40,830	Discounted cash flows	Three

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2018

(Dollars in thousands, except share and per share amounts)

Change in Fair Value of Financial Instruments

The following table summarizes realized and unrealized gains and losses on assets and liabilities for which we elected the fair value option of FASB ASC Topic 825, “Financial Instruments” and derivatives as reported in change in fair value of financial instruments in the accompanying consolidated statements of operations:

	For the Year Ended December 31,	For the Year Ended December 31,
Description	2018	2017
Change in fair value of junior subordinated notes	$(194)	$3,701
Change in fair value of derivatives	470	(179)
Change in fair value of warrants and investors SARs	—	9,900
Change in fair value of financial instruments	$276	$13,422

The change in the fair value for the junior subordinated notes for which the fair value option was elected for the year ended December 31, 2018 was primarily attributable to changes in base market interest rates. The change in the fair value for the junior subordinated notes for which the fair value option was elected for the year ended December 31, 2017 was primarily attributable to changes in base market interest rates and instrument specific credit risks. The changes in the fair value of derivatives for the years ended December 31, 2018 and 2017 was primarily due to changes in interest rates.  The change in fair value of the warrants and investor SARs for the year ended December 31, 2017 was driven by the investor’s exercise of a put right option with respect to such warrants and investor SARs.  As a result, RAIT has no further obligations relating to warrants and investor SARS.

NOTE 8: Variable Interest Entities

The determination of when to consolidate a VIE is based on the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance together with either the obligation to absorb losses or the right to receive benefits that could be significant to the VIE. We evaluated our investments and determined that, as of December 31, 2018, our consolidated VIEs were: RAIT I, RAIT FL7, RAIT FL8, and the RAIT VIE Properties (Willow Grove and Cherry Hill).  As of December 31, 2017, our consolidated VIEs included the aforementioned VIEs as well as RAIT II and the two ventures described in Note 5: Indebtedness (RAIT Venture VIEs).

We consolidate the securitizations that we sponsor for which we have retained interests in and control the significant decisions regarding the collateral in these entities, such as the approval of loan workouts.  As of December 31, 2018, we consolidated the VIE properties as we own the entities that possess and control these properties and control the significant capital and operating decisions regarding the properties.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2018

(Dollars in thousands, except share and per share amounts)

The following table presents the assets and liabilities of our consolidated VIEs as of each respective date.  Certain amounts included in the tables below are eliminated upon consolidation with our other subsidiaries that maintain investments in the debt or equity securities issued by these entities.

	As of December 31, 2018
	RAIT Securitizations	RAIT VIE Properties	Total
Assets
Investments in commercial mortgage loans, mezzanine loans and preferred equity interests	$561,101	$—	$561,101
Investments in real estate	—	18,020	18,020
Cash and cash equivalents	—	209	209
Restricted cash	29,658	374	30,032
Accrued interest receivable	18,849	—	18,849
Other assets	153	3,854	4,007
Total assets	$609,761	$22,457	$632,218
Liabilities and Equity
Indebtedness, net	$618,516	$19,495	$638,011
Accrued interest payable	1,534	5,883	7,417
Accounts payable and accrued expenses	74	3,315	3,389
Deferred taxes, borrowers’ escrows and other liabilities	2	197	199
Total liabilities	620,126	28,890	649,016
Equity:
Shareholders’ equity:
RAIT investment and Retained earnings (deficit)	(10,365)	(6,433)	(16,798)
Total shareholders’ equity	(10,365)	(6,433)	(16,798)
Total liabilities and equity	$609,761	$22,457	$632,218

	As of December 31, 2017
	RAIT Securitizations	RAIT VIE Properties	RAIT Venture VIE	Total
Assets
Investments in commercial mortgage loans, mezzanine loans and preferred equity interests	$1,082,528	$—	$349,924	$1,432,452
Investments in real estate	—	18,634	—	18,634
Cash and cash equivalents	—	283	92	375
Restricted cash	1,068	237	10	1,315
Accrued interest receivable	41,639	—	2,462	44,101
Other assets	16,860	3,954	—	20,814
Total assets	$1,142,095	$23,108	$352,488	$1,517,691
Liabilities and Equity
Indebtedness, net	$1,034,750	$19,630	$354,835	$1,409,215
Accrued interest payable	1,869	5,356	1,111	8,336
Accounts payable and accrued expenses	23	3,274	—	3,297
Deferred taxes, borrowers’ escrows and other liabilities	—	184	643	827
Total liabilities	1,036,642	28,444	356,589	1,421,675
Equity:
Shareholders’ equity:
RAIT investment and Retained earnings (deficit)	105,453	(5,336)	(4,140)	95,978
Total shareholders’ equity	105,453	(5,336)	(4,140)	95,977
Noncontrolling Interests	—	—	39	39
Total liabilities and equity	$1,142,095	$23,108	$352,488	$1,517,691

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2018

(Dollars in thousands, except share and per share amounts)

The assets of the VIEs can only be used to settle obligations of the VIEs and are not available to our creditors. The amounts that eliminate in consolidation include $93,445 of total investments in mortgage loans and $197,235 of indebtedness as of December 31, 2018 and $257,625 of total investments in mortgage loans, $370,351 of indebtedness as of December 31, 2017.  We do not have any contractual obligation to provide the VIEs listed above with any financial support. We have not and do not intend to provide financial support to these VIEs that we were not previously contractually required to provide.

Deconsolidation of RAIT Venture VIEs and RAIT FL5 & RAIT FL6

On June 27, 2018, RAIT IV completed the sale of its FL5 Interests, as defined below, and FL6 Interests, as defined below (collectively, the Interests), to Melody RE II, LLC, or the FL Purchaser, for an aggregate purchase price of $54,632.

Prior to the sale, RAIT IV was the holder of:

•

60% of the units, or the FL5 Interests, of Holdings 2016, which controls RAIT – Melody 2016 Holdings Trust. This trust owned, at the time of sale, various classes of non-investment grade bonds and the equity of FL5 with the remaining 40% of the units of Holdings 2016 being held by affiliates of the FL Purchaser; and

•

60% of the units, or the FL6 Interests, of Holdings 2017, which controls RAIT – Melody 2017 Holdings Trust. This trust owned, at the time of sale, various classes of non-investment grade bonds and the equity of FL6 with the remaining 40% of the units of Holdings 2017 being held by affiliates of the FL Purchaser.

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

As of December 31, 2018

(Dollars in thousands, except share and per share amounts)

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

As of December 31, 2018

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

On March 19, 2018, we redeemed and cancelled 194,530 Series D preferred shares at par for a purchase price of $4,863 which resulted in a decrease from 3,133,720 preferred units of RAIT IV and RAIT’s corresponding Series D preferred shares issued and outstanding to 2,939,190 preferred units of RAIT IV and RAIT’s corresponding Series D preferred shares issued and outstanding.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2018

(Dollars in thousands, except share and per share amounts)

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

At Market Issuance Sales Agreements (ATM):

On June 13, 2014, we entered into an At Market Issuance Sales Agreement, or the 2014 Preferred ATM agreement, with MLV & Co. LLC, or MLV, providing that, from time to time during the term of the 2014 Preferred ATM agreement, on the terms and subject to the conditions set forth therein, we may issue and sell through MLV, up to $150,000 aggregate amount of preferred shares. With respect to each series of preferred shares, the maximum amount issuable is as follows: 4,000,000 Series A Preferred Shares, 1,000,000 Series B Preferred Shares, and 1,000,000 Series C Preferred Shares. Unless the 2014 Preferred ATM agreement is earlier terminated by MLV or us, the 2014 Preferred ATM agreement automatically terminates upon the issuance and sale of all of the Series A Preferred Shares, Series B Preferred Shares, and Series C Preferred Shares subject to the 2014 Preferred ATM agreement. During the period from the effective date of the 2014 Preferred ATM agreement through December 31, 2016, pursuant to the 2014 Preferred ATM agreement, we issued a total of 1,275,065 Series A Preferred Shares at a weighted-average price of $23.50 per share and received $29,109 of net proceeds. We also issued a total of 52,504 Series B Preferred Shares at a weighted-average price of $23.65  per share and received $1,203 of net proceeds and 325 Series C Preferred Shares at a weighted-average price of $22.90 and received $7 of net proceeds. No shares were issued under this agreement in 2017.  As of December 31, 2018, 2,724,935, 947,496, and 999,675 Series A Preferred Shares, Series B Preferred Shares, and Series C Preferred Shares, respectively, remain available for issuance under the 2014 Preferred ATM agreement.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2018

(Dollars in thousands, except share and per share amounts)

Common Shares

Dividends:

RAIT’s Board determined that it would suspend the dividend on RAIT’s outstanding common shares on November 1, 2017.  The Board considers dividends on a quarterly basis.

During the year ended December 31, 2018, we paid $156 of dividends on restricted common share awards that vested in each respective period. These dividends were declared during the vesting period but remained forfeitable prior to vesting and became payable upon vesting in accordance with the terms of these awards.

Dividend Reinvestment and Share Purchase Plan (DRSPP):

We have a dividend reinvestment and share purchase plan, or DRSPP, under which we registered and reserved for issuance, in the aggregate, 210,000 common shares, which has been adjusted for the Reverse Stock Split. During the year ended December 31, 2018, we issued a total of zero common shares. As of December 31, 2018, 154,783 common shares, in the aggregate, remain available for issuance under the DRSPP.

Capital on Demand™ Sales Agreement (COD):

On November 21, 2012, we entered into a Capital on Demand™ Sales Agreement, or the COD sales agreement, with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we may issue and sell up to 200,000 of our common shares, which has been adjusted for the reverse stock split, from time to time through JonesTrading acting as agent and/or principal, subject to the terms and conditions of the COD sales agreement. Unless the COD sales agreement is earlier terminated by JonesTrading or us, the COD sales agreement automatically terminates upon the issuance and sale of all of the common shares subject to the COD sales agreement. During the year ended December 31, 2018, we did not issue any common shares pursuant to this agreement. As of December 31, 2018, while 158,378 common shares, in the aggregate, which has been adjusted for the Reverse Stock Split, had not been issued under the COD sales agreement, we would need to register them for sale under the Securities Act of 1933, as amended, prior to issuing any such securities.

Shareholders’ Equity Attributable to Common Shares:

As of December 31, 2018, total shareholders’ equity attributable to common shares was a deficit of $181,352.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2018

(Dollars in thousands, except share and per share amounts)

Dividends

The following tables summarize the dividends we declared or paid during the years ended December 31, 2018 and 2017:

	March 31, 2018	For the Year Ended December 31, 2018
Series A Preferred Shares
Date declared	3/13/2018
Record date	3/23/2018
Date paid	3/30/2018
Total dividend amount	$2,589	$2,589
Series B Preferred Shares
Date declared	3/13/2018
Record date	3/23/2018
Date paid	3/30/2018
Total dividend amount	$1,225	$1,225
Series C Preferred Shares
Date declared	3/13/2018
Record date	3/23/2018
Date paid	3/30/2018
Total dividend amount	$910	$910
Series D Preferred Shares
Date declared	3/13/2018
Record date	3/23/2018
Date paid	3/30/2018
Total dividend amount	$1,665	$1,665

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2018

(Dollars in thousands, except share and per share amounts)

	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	For the Year Ended December 31, 2017
Series A Preferred Shares
Date declared	2/15/2017	5/18/2017	8/2/2017	11/2/2017
Record date	3/1/2017	6/1/2017	9/1/2017	12/1/2017
Date paid	3/31/2017	6/30/2017	10/2/2017	1/2/2018
Total dividend amount	$2,589	$2,589	$2,589	$2,589	$10,356
Series B Preferred Shares
Date declared	2/15/2017	5/18/2017	8/2/2017	11/2/2017
Record date	3/1/2017	6/1/2017	9/1/2017	12/1/2017
Date paid	3/31/2017	6/30/2017	10/2/2017	1/2/2018
Total dividend amount	$1,225	$1,225	$1,225	$1,225	$4,900
Series C Preferred Shares
Date declared	2/15/2017	5/18/2017	8/2/2017	11/2/2017
Record date	3/1/2017	6/1/2017	9/1/2017	12/1/2017
Date paid	3/31/2017	6/30/2017	10/2/2017	1/2/2018
Total dividend amount	$910	$910	$910	$910	$3,640
Series D Preferred Shares
Date declared	2/15/2017	5/18/2017	8/2/2017	11/2/2017
Record date	3/1/2017	6/1/2017	9/1/2017	12/1/2017
Date paid	3/31/2017	6/30/2017	9/29/2017	12/28/2017
Total dividend amount	$1,879	$1,879	$1,665	$1,665	$7,088
Common shares
Date declared	5/02/2017	8/02/2017	N/A	N/A
Record date	5/26/2017	8/25/2017	N/A	N/A
Date paid	6/15/2017	9/15/2017	N/A	N/A
Dividend per share	$0.09	$0.05	$—	$—	$0.14
Total dividend declared	$8,220	$4,574	$—	$—	$12,794

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

On March 13, 2018, our board of trustees declared a first quarter 2018 cash dividend of $0.484375 per share on our 7.75% Series A Preferred Shares, $0.5234375 per share on our 8.375% Series B Preferred Shares and $0.5546875 per share on our 8.875% Series C Preferred Shares, and $0.5312500 per share on our Series D Preferred Shares. The dividends were paid on April 2, 2018 to holders of record on March 23, 2018.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2018

(Dollars in thousands, except share and per share amounts)

preferred shares and 117,605 of Series C preferred shares).  Upon issuance, the Series A preferred shares had a fair value of $2,498, the Series B preferred shares had a fair value of $1,091 and the Series C preferred shares had a fair value of $776, based on the closing prices of the respective shares on June 27, 2018.

In the second quarter of 2018, the Board elected not to declare a dividend on RAIT’s Series A, B and C preferred shares and has not declared a dividend since. The Board considers dividends on a quarterly basis. As of December 31, 2018, $15,188 of dividends on these shares were unpaid and in arrears. These dividends in arrears are included in (income) loss allocated to preferred shares on our consolidated statements of operations since they represent a claim on earnings superior to common shareholders, but have not been accrued as a liability since they have not been declared.

Noncontrolling Interests

RAIT Venture VIEs:

During the year ended December 31, 2018, the 2017 RAIT Venture VIE, which elected to be taxed as a REIT and that was formed in 2017 to hold the junior subordinated notes of FL-6, sold 125 preferred shares of the 2017 RAIT Venture VIE to unaffiliated purchasers.  The price was $1,000 per share and the 2017 RAIT Venture VIE received $76 of net proceeds. During the year ended December 31, 2018, we distributed $15 to the non-controlling interest holders of the RAIT Venture VIEs. Refer to Note 2: Summary of Significant Accounting Policies, (n) Income Taxes, and Note 5: Indebtedness for further discussion about these entities.

On June 27, 2018, RAIT IV, a subsidiary of RAIT, completed the sale of its FL5 Interests and FL6 Interests to Melody RE II, LLC. As a result of the sale, we deconsolidated the RAIT Venture VIEs which resulted in the derecognition of $111 of noncontrolling interests related to the RAIT Venture VIEs. See Note 8: Variable Interest Entities for more information regarding this transaction.

Deconsolidation of South Terrace:

On June 30, 2017, we sold our membership interest in South Terrace, a multifamily real estate property, to a subsidiary of IRT for $42,950 of cash and limited partnership units.  The limited partnership units, which had a value of $1,654, were issued to our previous noncontrolling interest holders in South Terrace. This transaction resulted in the distribution of $1,618 of our noncontrolling interests.  Refer to Note 14: Related Party Transactions for further discussion.

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

NOTE 11: SHARE-BASED COMPENSATION AND EMPLOYEE BENEFITS

Within this footnote, all share and per-share amounts have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented herein.

In 2017, the RAIT Financial Trust 2017 Incentive Award Plan, or the 2017 IAP, that provides for the grants of awards to employees, non-employee trustees, and consultants of RAIT, was amended and restated to increase the maximum aggregate number of common shares that may be issued from 80,000 to 150,000.

On March 31, 2015, the compensation committee adopted a 2015 Annual Incentive Compensation Plan, or the annual cash bonus plan setting forth the basis on which target cash bonus awards are earned.  In addition, on March 31, 2015, the compensation committee adopted a 2015 Long Term Incentive Plan, or the 2015 LTIP, setting forth the basis on which the eligible officers could earn equity compensation that was directly linked to long-term performance. Pursuant to the 2015 LTIP, equity awards to eligible officers will consist of performance share unit (PSU) awards issued at the conclusion of a three year performance period based on

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2018

(Dollars in thousands, except share and per share amounts)

RAIT’s performance relative to three long-term performance metrics established by the compensation committee.  The 2015 LTIP was adopted pursuant to our 2012 IAP.

The LTIP is an equity program whereby long-term performance awards are granted each year and earned based on our performance over a three year period. Compensation awarded under the LTIP has been based on predefined performance for 75% of the Award. Performance measures and weighting for the performance component of those awards was based on objective performance measures relating to the total shareholder return (stock price appreciation plus aggregate dividends or TSR). The remaining 25% of the compensation award was time-based vesting over three years.

In March 2018, the special committee approved a 2018 Retention and Performance Incentive Plan, or the 2018 Incentive Plan, pursuant to the Annual Cash Bonus Plan for RAIT’s two current executive officers.  The 2018 Incentive Plan with executive officers did not rely on equity-based compensation due to the low trading price of our common shares.  The 2018 Incentive Plan was comprised of three components as follows: i) 50% of the target cash bonus award was based on a retention component; ii) 37.5% was based on the achievement of Performance Incentive Plan, or PIP, milestones; and iii) 12.5% was based on a discretionary pool. The PIP milestone amounts were based on i) expected contribution to the achievement of the four specific milestones and ii) historical total compensation.  The discretionary pool was administered consistent with historical practice determine and approved by the compensation committee.

As of December 31, 2018, 77,681 common shares are available for issuance under the amended and restated 2012 IAP.

A summary of the SARs activity of the 2012 IAP is presented below.

	2018		2017
	SARs	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price
Outstanding, January 1,	72,859	$284.11	81,020	$303.07
Granted	—	—	16,650	189.00
Expired	(34,737)	323.52	(20,081)	306.01
Exercised	—	—	(1,166)	119.00
Forfeited	(9,695)	169.91	(3,563)	201.23
Outstanding, December 31,	28,427	$274.90	72,859	$284.11
SARs exercisable at December 31,	21,379	310.33	41,888	346.46

As of December 31, 2018, our closing common stock price was $0.56, which was less than the exercise prices of all exercisable SARs. Therefore, the total intrinsic value of SARs outstanding and exercisable at December 31, 2018 was $0. As of December 31, 2018, the unrecognized compensation cost relating to unvested SARs was $107.

The weighted average grant date fair values of the SARs and the assumptions used in computing those fair values at the dates of their respective awards, using the Black-Scholes Option Pricing Model, were as follows:

2017
Weighted average grant date fair value	$38.00
Stock Price	189.00
Strike Price	189.00
Risk-free interest rate	1.6%
Dividend yield	9.5%
Volatility	43%
Expected term	3.5 years

The stock price used was based on the closing price on the date of the award. The strike price used is the strike price in the respective SAR awards, which was based on the closing price on the date of the award. The risk free rate represents the U.S. Treasury

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2018

(Dollars in thousands, except share and per share amounts)

rate for the 5 year term of the SARs. The dividend yield was the dividend yield at the time of the SAR awards. In estimating volatility, management used recent historical volatility as a proxy for expected future volatility.

The following table summarizes information about the SARs outstanding and exercisable as of December 31, 2018:

	SARs Outstanding		SARs Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Remaining Contractual Life
$119.00—414.50	28,427	1.6 years	21,379	1.3 years

A summary of the restricted common share awards of the 2012 IAP and 2015 LTIP as of December 31, 2018 and 2017 is presented below.

	2018		2017
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance, January 1,	24,930	$177.96	21,584	$200.00
Granted	—	—	22,986	159.06
Vested	(10,115)	197.87	(14,044)	189.40
Forfeited	(7,954)	163.62	(5,596)	173.73
Balance, December 31,	6,861	$165.38	24,930	$177.96

As of December 31, 2018, the unrecognized compensation cost relating to unvested restricted common share awards was $241. The estimated fair value of restricted common share awards vested during 2018 and 2017 was $113 and $1,392, respectively.

The following table summarizes the PSUs granted for the year ended December 31, 2017:

Grant Date	Type of PSUs Granted	Number of PSUs Granted	Performance Period Commencement Date	Performance Period End Date	Grant Date Fair Value	Number of PSUs Outstanding as of December 31, 2018
April 26, 2017	3-Year TSR vs NAREIT Mortgage Index	3,017	January 1, 2017	December 31, 2019	$59.00	318
April 26, 2017	Absolute 3-Year TSR	3,017	January 1, 2017	December 31, 2019	$45.00	318
June 22, 2017	3-Year TSR vs NAREIT Mortgage Index	3,664	January 1, 2017	December 31, 2019	$11.50	-
June 22, 2017	Absolute 3-Year TSR	3,664	January 1, 2017	December 31, 2019	$7.50	-

Our assumptions used in computing the fair value of the PSUs at the dates of their respective awards, using the Monte Carlo method, were as follows:

	2017 a)		2017 b)
Dividend yield	10.7%	c)	14.5%	e)
Volatility	41.0%	d)	39.0%	f)
Expected term	2.7 years		2.5 years
a)	These represent the assumptions of the 2017 PSUs that had a grant date of April 26, 2017.
b)	These represent the assumptions of the 2017 PSUs that had a grant date of June 22, 2017.

c)    This represents the dividend yield assumption used for RAIT.  The dividend yield assumptions used for our peer group and the NAREIT Mortgage Index ranged from 0% to 17.4%.

d)	This represents the volatility assumption used for RAIT. The volatility assumptions used for our peer group and the NAREIT Mortgage Index ranged from 15% to 47%.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2018

(Dollars in thousands, except share and per share amounts)

e)	This represents the dividend yield assumption used for RAIT. The dividend yield assumptions used for our peer group and the NAREIT Mortgage Index ranged from 0% to 18.8%.
f)	This represents the volatility assumption used for RAIT. The volatility assumptions used for our peer group and the NAREIT Mortgage Index ranged from 15% to 35%.

RAIT estimates future expenses associated with PSUs outstanding at December 31, 2018 to be $15, which will be recognized over a weighted-average period of 2.0 years.

During the year ended December 31, 2018, we recorded income of $58 associated with our share based compensation which included reversing $571 of expense related to unvested PSUs related to the resignation of executive officers. During the year ended December 31, 2017, we recorded $2,612 associated with our share based compensation.

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

During the years ended December 31, 2018 and 2017, we recorded $244 and $376 of contributions which is included in compensation expense on the accompanying consolidated statements of operations. During the years ended December 31, 2018 and 2017, we did not make any discretionary cash profit sharing contributions.

NOTE 12: EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the two years ended December 31, 2018:

	For the Year Ended December 31,
	2018	2017
Income (loss)	$(123,458)	$(151,803)
(Income) loss allocated to preferred shares	(9,662)	(32,816)
(Income) loss allocated to noncontrolling interests	—	(76)
Net income (loss) allocable to common shares	$(133,120)	$(184,695)
Weighted-average shares outstanding—Basic (1)	1,839,544	1,828,778
Weighted-average shares outstanding—Diluted (1)	1,839,544	1,828,778
Earnings (loss) per share—Basic:
Earnings (loss) per share—Basic	$(72.37)	$(100.99)
Earnings (loss) per share—Diluted:
Earnings (loss) per share—Diluted	$(72.37)	$(100.99)

(1)	All share and per-share amounts have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented herein.

 For the years ended December 31, 2018 and 2017, securities convertible into 12,171 and 277,340 common shares, respectively, were excluded from the earnings (loss) per share computations because their effect would have been anti-dilutive.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2018

(Dollars in thousands, except share and per share amounts)

NOTE 13: INCOME TAXES

RAIT and TRFT have elected to be taxed as REITs under Sections 856 through 860 of the Internal Revenue Code. In February 2016 and January 2017, in conjunction with the ventures described in Note 5: Indebtedness and Note 8: Variable Interest Entities, we created two new entities that elected to be taxed as a REIT.  These entities held the FL-5 and FL-6 junior notes for the aforementioned ventures, respectively.  As discussed in Note 1: The Company, we completed the sale of our interests in the RAIT Venture VIEs on June 27, 2018, and, as a result, the purchaser is responsible for their REIT compliance from and after that date.

To maintain qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to shareholders. We generally will not be subject to U.S. federal income tax on taxable income that is distributed to our shareholders.  If our REIT entities fail to qualify as REITs in any taxable year, we will then be subject to U.S. federal income taxes on our taxable income at regular corporate rates, and we will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants relief under certain statutory provisions. Such an event could materially adversely affect our net income and cash available for dividends to shareholders. However, we believe that each of our REIT entities will be organized and operated in such a manner as to qualify for treatment as a REIT and intend to operate in the foreseeable future in a manner so that each will qualify as a REIT. We may be subject to certain state and local taxes.

For the year ended December 31, 2018, 100% of dividends were characterized as a return of capital.  For the year ended December 31, 2017, 10% of dividends were characterized as ordinary income, 90% as a return of capital.

The components of the provision for income taxes as it relates to our taxable income from domestic TRSs during the years ended December 31, 2018 and 2017 includes the effects of our performance of a portion of TRS services in a foreign jurisdiction that does not incur income taxes.

Certain TRS entities are domiciled in the Cayman Islands and, accordingly, taxable income generated by these entities may not be subject to local income taxation, but generally will be included in our income on a current basis as SubPart F income, whether or not distributed. Upon distribution of any previously included SubPart F income by these entities, no incremental U.S. federal, state, or local income taxes would be payable by us. Accordingly, no provision for income taxes has been recorded for these foreign TRS entities for the years ended December 31, 2018 and 2017.

The components of the income tax benefit (provision) as it relates to our taxable income (loss) from domestic and foreign TRSs during the years ended December 31, 2018 and 2017 were as follows:

	For the Year Ended December 31, 2018
	Federal	State and Local	Foreign	Total
Current benefit (provision)	$206	$(172)	$—	$34
Deferred benefit (provision)	(220)	—	—	(220)
Income tax benefit (provision)	$(14)	$(172)	$—	$(186)

	For the Year Ended December 31, 2017
	Federal	State and Local	Foreign	Total
Current benefit (provision)	$64	$220	$—	$284
Deferred benefit (provision)	583	(6)	—	577
Income tax benefit (provision)	$647	$214	$—	$861

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2018

(Dollars in thousands, except share and per share amounts)

A reconciliation of the income tax benefit (provision) based upon the statutory tax rates of 21% in 2018, and 35% in 2017, respectively, to the effective rates of our taxable REIT subsidiaries is as follows for the respective periods:

	For the Years Ended December 31
	2018	2017
Federal tax at statutory tax rate	$25,887	$53,434
Adjustment for non-taxable earnings for RAIT Financial Trust	(25,620)	(46,209)
Subtotal: Federal statutory rate of TRS	267	7,224
State statutory, net of federal benefit	—	214
Loss limited by ownership change	(640)	(18,795)
Change in valuation allowance	418	16,746
Permanent items	(21)	(2,924)
Change in Tax Rate	(38)	(1,668)
Provision to return adjustments	(172)	64
Other	—	—
Income tax benefit (provision)	$(186)	$861

Significant components of our deferred tax assets (liabilities), at our TRSs, are as follows as of December 31, 2018 and 2017:

Deferred tax assets (liabilities):	As of December 31, 2018	As of December 31, 2017
Net operating losses, at TRSs	$1,647	$—
Capital losses	—	—
Unrealized losses	—	—
Other	708	2,322
Total deferred tax assets	2,355	2,322
Valuation allowance	(2,328)	(1,778)
Net deferred tax assets	$27	$544
Identified intangibles	—	—
Advances	—	—
Accrued interest	—	—
Other	(57)	(91)
Deferred tax (liabilities)	(57)	(91)
Net deferred tax assets (liabilities)	$(30)	$454

Federal and State tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an “ownership change” for tax purposes, as defined in Section 382 of the Internal Revenue Code. During the period ended December 31, 2018, we conducted an analysis to determine whether such an ownership change had occurred due to significant stock transactions that occurred during that period.  The analysis indicated that an ownership change occurred on June 27, 2018, which results in a de minimis annual limitation on our net operating loss carryforwards generated prior to June 27, 2018 for our TRS entities.  Accordingly, we have reduced our net operating loss and capital loss carryforwards for the period prior to June 27, 2018 for our TRS entities as there is no ability to utilize them as a result of the annual limitations employed.  In recording this entry, we reduced gross DTAs for net operating loss carryforwards by $640 and recorded a corresponding reduction to our valuation allowance.  As of December 31, 2018, our remaining DTA consists primarily of net operating losses generated at our TRS entities’ subsequent to June 27, 2018. As these losses are not considered to be more likely than not of realization in a future period, a valuation allowance has been recorded against them.

On December 22, 2017, H.R. 1, originally known as the Tax Cuts and Jobs Act, was enacted. In accordance with the accounting guidance for income taxes, we have recognized the effect of tax law changes in the period of enactment.  Among other things, this law

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2018

(Dollars in thousands, except share and per share amounts)

reduced the corporate income tax rate from 35% to 21% effective as of January 1, 2018 and also repealed the corporate Alternative Minimum Tax (“AMT”) effective as of January 1, 2018. As a result, during the year ended December 31, 2017, we have adjusted the federal tax rate for calculating deferred tax items to be 21% for the TRS entities and we have also released the valuation allowance on our TRS entities’ AMT credit carryforward in the amount of $531 as those became refundable credits under the new tax law.  We believe this reassessment to be the final adjustment to these amounts in connection with the passage of H. R.1.

The accounting guidance for income taxes clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also provides rules on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no uncertain tax positions for the years ending December 31, 2018, 2017, 2016, and 2015. Income tax returns are filed in multiple jurisdictions and are subject to examination by taxing authorities. We have open tax years from 2014 through 2017 with various jurisdictions. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations.

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

Ballard Spahr LLP

As of June 27, 2017, Justin P. Klein has been appointed as a trustee on our board of trustees.  Mr. Klein is a partner at Ballard Spahr LLP. RAIT has paid Ballard Spahr LLP $134 during the year ended December 31, 2017 and $88 during the year ended December 31, 2018 for legal counsel related to various matters. The approximate dollar value of Mr. Klein’s interest in these fees was less than $1 for the year ended December 31, 2017 and less than $1 for the year ended December 31, 2018, based on Mr. Klein’s Ballard partnership interest.

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

As of December 31, 2018

(Dollars in thousands, except share and per share amounts)

Highland Capital Management, L.P.

On May 26, 2017, RAIT entered into a previously disclosed cooperation agreement with Highland Capital Management, L.P. and its affiliates (Highland), which remains in effect.

IRT

During 2017, RAIT engaged in transactions with a former related party, Independence Realty Trust, or IRT. RAIT ended its last arrangement with IRT as of December 20, 2017 and does not consider IRT to be a related party after that date. The following are the transactions with IRT for the year ended December 31, 2017:

Pursuant to a shared services agreement, IRT reimbursed RAIT $727 for general and administrative services for the year ended December 31, 2017.  In addition, during the year ended December 31, 2017, IRT reimbursed RAIT for $155 of general and administrative items that were paid on IRT’s behalf.

Pursuant to property management agreements with IRT with respect to RAIT’s multifamily properties, RAIT paid IRT $261 of property management fees for the year ended December 31, 2017.  This is reflected within real estate operating expense in our consolidated statements of operations.

Other

On December 20, 2016, Scott F. Schaeffer resigned from his position as Chief Executive Officer of RAIT and became the full-time Chief Executive Officer of IRT.  On the same date, Scott F. Schaeffer entered into a one year consulting agreement with RAIT for which he received compensation of $375.  For the year ended December 31, 2017, $375 was earned and paid related to this consulting agreement, which is reflected in general and administrative expenses in our consolidated statements of operations. In accordance with the Memorandum of Understanding dated September 26, 2016, which memorialized the terms of Scott F. Schaeffer’s resignation, RAIT granted Scott F. Schaeffer 150,000 unvested shares of common stock on December 23, 2016, and made a $500 cash payment in January 2017.  The shares vested 50% on the six month anniversary and 50% on the one year anniversary of the grant date.

In accordance with the Memorandum of Understanding dated September 26, 2016, which memorialized the terms of James J. Sebra’s resignation, he was owed a cash bonus, payable in 2017, equal to 25% of his cash bonus for the year ended December 31, 2016.  During the year ended December 31, 2017, this bonus of $110 was paid.

NOTE 15: SUPPLEMENTAL DISCLOSURE TO CONSOLIDATED STATEMENTS OF CASH FLOWS

The following are supplemental disclosures to the consolidated statements of cash flows for the years ended December 31, 2018 and 2017:

	For the Year Ended December 31,
	2018	2017
Cash paid for interest	$46,821	$65,732
Cash paid (refunds received) for taxes	150	27
Non-cash increase in investments in real estate, intangible assets, and other liabilities from conversion of loans	5,096	1,590
Non-cash increase (decrease) in investments in real estate, restricted cash, other assets, intangible assets, accounts payable and accrued expenses, and other liabilities from deconsolidation of properties	907	(93,531)
Non-cash increase (decrease) in indebtedness from debt extinguishments	(1,464)	(4,640)
Non-cash increase (decrease) to noncontrolling interests from distribution of limited partnership units on South Terrace	—	(1,618)
Non-cash increase (decrease) in indebtedness from deconsolidation of properties	—	(99,665)

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2018

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

During the year ended December 31, 2018, we transferred nine loans to held for sale as we had the intention and ability to sell these loans. The transfer was made at the lower of cost or fair value for each respective loan. During the year ended December 31, 2018, we sold six loans, which had an unpaid principal balance and carrying amount of $31,277. See Note 3: Investment in Commercial Mortgage Loans, Mezzanine Loans, and Preferred Equity Interests for further discussion.

Also, during the year ended December 31, 2018, we acquired the noncontrolling interests related to PlazAmericas Mall for $343, including transaction costs. See Note 10: Shareholders’ Equity for further discussion.

Also, during the year ended December 31, 2018, we redeemed and cancelled the remaining 2,939,190 preferred units of RAIT IV and the corresponding Series D preferred shares of RAIT for $56,765 of cash from RAIT IV’s sale of the Interests, which includes $2,133 of other cash held by RAIT IV, and $16,715 of liquidation preference of RAIT’s publicly traded Series A preferred shares, Series B preferred shares and Series C preferred shares. See Note 9: Series D Preferred Shares for further discussion

For a discussion of the non-cash changes in indebtedness and investments in real estate, restricted cash, other assets, intangible assets, accounts payable and accrued expenses, and other liabilities that occurred during the year ended December 31, 2018, see Note 4: Investments in Real Estate and Note 5: Indebtedness.

The following table summarizes our cash and cash equivalents and restricted cash balances as of December 31, 2018 and December 31, 2017:

	As of December 31, 2018	As of December 31, 2017
Cash and cash equivalents	$42,453	$53,380
Restricted cash	63,067	157,914
Total cash and cash equivalents and restricted cash	$105,520	$211,294

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2018

(Dollars in thousands, except share and per share amounts)

NOTE 16: QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes our quarterly financial data which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our results of operations:

	For the Three-Month Periods Ended
	March 31	June 30	September 30	December 31
2018
Total revenue	$18,341	$16,553	$9,327	$5,040
Change in fair value of financial instruments	87	111	(410)	488
Net income (loss)	(27,705)	(57,023)	(21,038)	(17,692)
Net income (loss) allocable to common shares	(34,094)	(50,162)	(26,101)	(22,763)
Total Earnings (loss) per share - Basic (a)	(18.55)	(27.26)	(14.18)	(12.37)
Total Earnings (loss) per share - Diluted (a)	(18.55)	(27.26)	(14.18)	(12.37)

2017
Total revenue	$29,603	$22,813	$24,603	$22,699
Change in fair value of financial instruments	(1,153)	3,093	4,753	6,729
Net income (loss)	(21,539)	(116,884)	(15,843)	2,463
Net income (loss) allocable to common shares	(30,085)	(125,757)	(24,230)	(4,623)
Total Earnings (loss) per share - Basic (a)	(16.48)	(68.75)	(13.23)	(2.52)
Total Earnings (loss) per share - Diluted (a)	(16.48)	(68.75)	(13.23)	(2.52)
(a)	The summation of quarterly per share amounts may not equal the full year amounts and all per share amounts have been retroactively adjusted to reflect the Reverse Stock Split.

NOTE 17: SEGMENT REPORTING

As a group, our executive officers act as the Chief Operating Decision Maker (“CODM”). The CODM reviews operating results of our reportable segments to make decisions about investments and resources and to assess performance for each of these reportable segments. We conduct our business through one reportable segment, our real estate lending, owning and managing segment. This segment is concentrated on lending, owning and managing commercial real estate assets throughout the United States. The form of our investments ranged from first mortgage loans to equity ownership of a commercial real estate property.

NOTE 18: COMMITMENTS AND CONTINGENCIES

General

We are involved from time to time in litigation on various matters, including disputes with tenants of owned properties, disputes arising out of agreements to purchase or sell properties, disputes arising out of our loan portfolio, negligence, discrimination, and similar tort claims related to owned properties or employment related disputes. Given the nature of our business activities, these lawsuits are considered routine to the conduct of our business. The result of any particular lawsuit cannot be predicted, because of the very nature of litigation, the litigation process and its adversarial nature, and the jury system. We do not expect that the liabilities, if any, that may ultimately result from such routine legal actions will have a material adverse effect on our consolidated financial position, results of operations or cash flows, except as described below.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of December 31, 2018

(Dollars in thousands, except share and per share amounts)

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

On October 11, 2017, CWCapital and U.S. Bank moved to dismiss the amended complaint and on November 13, 2017 Wells Fargo moved to dismiss the amended complaint.  RAIT II filed its opposition to the motions to dismiss on November 27, 2017.  By Decision and Order dated January 29, 2018, the Court denied the defendants’ motions to dismiss the contract claims, leaving intact RAIT II’s breach of contract claims against all defendants.  The Court dismissed RAIT II’s non-contract claims (unjust enrichment, conversion, money had and received, and declaratory judgment) as duplicative of the surviving contract claims.  The parties have concluded discovery.  Defendants filed a motion for summary judgment on March 18, 2019, and the Court will set a briefing schedule for RAIT’s response and Defendants’ reply.  Trial is currently set for June 10, 2019.

On December 17, 2018, RAIT II assigned its interest in note B to TRFT in connection with TRFT’s redemption of RAIT II. In connection therewith, TRFT is in the process of being substituted for RAIT II as the plaintiff in this litigation.

Lease Obligations

We lease office space in Philadelphia and other locations. The annual minimum rent due pursuant to the leases for each of the next five years and thereafter is estimated to be as follows as of December 31, 2018:

2019	$479
2020	438
2021	447
2022	456
2023	465
Thereafter	4,626
Total	$6,911

Rent expense was $1,274 and $1,365 for the years ended December 31, 2018 and 2017, respectively, and has been included in general and administrative expense or property operating expenses in the accompanying consolidated statements of operations.

As of March 2019, all of our non-Philadelphia office space leases have been terminated or have expired.

Loan Funding Commitments

Certain of the existing mortgage loans that we previously originated contain commitments to fund certain amounts that were not funded upon the origination of the mortgage loan. Senior participation interests in these loans are held by certain of our FL securitizations and these FL securitizations are required to purchase additional participation interests in these loans that include the funded portions of these funding commitments from us and at our direction as the commitments are funded by us and as funds become available from loan payoffs in the FL securitization. As of December 31, 2018, the total outstanding funding commitment was $9,431.

NOTE 19: SUBSEQUENT EVENTS

We have evaluated subsequent events or transactions that have occurred after the consolidated balance sheet date of December 31, 2018, but prior to the filing of the consolidated financial statements with the SEC on this Annual Report on Form 10-K. We have determined that, except as disclosed within this Note and other Notes, there are no subsequent events that require disclosure in this Annual Report on Form 10-K.

RAIT Financial Trust

Schedule II

Valuation and Qualifying Accounts

For the Two Years Ended December 31, 2018

(Dollars in thousands)

	Allowance for Losses
	Balance, Beginning of Period	Provision	Deductions	Balance, End of Period

For the year ended December 31, 2018	$14,883	$32,875	$(25,422)	$22,336
For the year ended December 31, 2017	$12,354	$45,614	$(43,085)	$14,883

RAIT Financial Trust

Schedule III

Real Estate and Accumulated Depreciation

As of December 31, 2018

(Dollars in thousands)

			Initial Cost		Cost of Improvements, net of Retirements		Gross Carrying Amount
Property Name	Description	Location	Land	Building	Land	Building	Land (1)	Building (1)	Accumulated Depreciation- Building	Encumbrances (Unpaid Principal)		Year of Acquisition	Life of Depreciation
Willow Grove	Land	Willow Grove, PA	$307	$—	$—	$—	$307	$—	$—	$—		2001	N/A
Cherry Hill	Land	Cherry Hill, NJ	307	—	—	—	307	—	—	—		2001	N/A
Corey Landings	Land	St. Pete Beach, FL	9,735	—	—	3,201	9,735	3,201	—	—		2009	N/A
Executive Mews - Willow Grove	Office	Willow Grove, PA	2,280	9,121	—	1,801	2,280	10,922	(3,774)	(11,246)	(2)	2010	30
Executive Mews - Cherry Hill	Office	Cherry Hill, NJ	1,980	7,920	—	3,157	1,980	11,077	(4,424)	(8,410)	(3)	2010	30
Beachcomber Beach Resort	Land	Daytona Beach, FL	5,151	—	—	43	5,151	43	—	(12,649)	(2)	2011	N/A
Union Medical	Office	Colorado Springs, CO	2,448	17,595	—	2,458	2,448	20,053	—	(26,085)	(2)	2014	30
Oakland Square	Retail	Troy, MI	6,031	11,462	—	128	6,031	11,590	(127)	(16,048)	(4)	2014	30
Oakland Plaza	Retail	Troy, MI	5,353	15,836	—	491	5,353	16,327	(382)	(17,848)	(4)	2014	30
Raritan Shopping Center	Retail	Raritan, NJ	3,313	6,338	—	136	3,313	6,474	(61)	(29,000)	(2)	2016	30

			$36,905	$68,272	$—	$11,415	$36,905	$79,687	$(8,768)	$(121,286)
(1)	The aggregate cost basis for federal income tax purposes of our investments in real estate is $144,467 as of December 31, 2018.
(2)	These encumbrances are held by our consolidated securitization, RAIT I.
(3)	Of these encumbrances, $6,826 is held by third parties and $1,584 is held by RAIT.
(4)	These encumbrances are held entirely by third parties.

Investments in Real Estate	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
Balance, beginning of period	$274,672	$854,646
Additions during period:
Acquisitions	—	1,118
Improvements to land and building	2,684	9,362
Deductions during period:
Dispositions, impairments and deconsolidation of real estate	(160,764)	(590,454)
Balance, end of period:	$116,592	$274,672

Accumulated Depreciation	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
Balance, beginning of period	$28,768	$138,214
Depreciation expense	7,356	20,422
Dispositions and deconsolidation of real estate	(27,356)	(129,868)
Balance, end of period:	$8,768	$28,768

RAIT Financial Trust

Schedule IV

Mortgage Loans on Real Estate

As of December 31, 2018

(Dollars in thousands)

(1) Summary of Commercial Mortgage Loans, Mezzanine Loans and Preferred Equity Interests:

		Interest Rate			Maturity Date		Principal
Description of mortgages	Number of Loans	Lowest		Highest	Earliest	Latest	Lowest	Highest	Carrying Amount of Mortgages (a) (c)
Commercial mortgages
Multi-family	15	6.2%		7.5%	6/1/2019	1/1/2021	$3,150	$29,478	$187,872
Office	5	6.8%		7.3%	2/1/2019	11/1/2020	5,250	19,995	72,945
Retail	11	4.6%		7.5%	2/1/2019	6/1/2025	-	12,500	109,409
Other	4	6.7%		7.3%	4/1/2019	10/1/2020	10,000	47,106	82,991
Subtotal	35						18,400	109,079	453,217
Mezzanine Loans
Multi-family	2	6.0%		14.5%	10/1/2020	3/27/2023	530	12,339	13,033
Office	1	12.0%	(b)	12.0%	6/24/2020	6/24/2020	554	3,943	8,244
Subtotal	3						1,084	16,282	21,277
Preferred equity interests
Multi-family	4	0.0%		11.0%	3/27/2023	6/1/2027	228	7,948	16,060
Office	9	0.0%		11.0%	1/2/2029	6/15/2029	750	3,650	12,517
Subtotal	13						978	11,598	28,577

Total commercial mortgages, mezzanine loans and preferred equity interests	51						$20,462	$136,959	$503,071
(a)	The tax basis of the commercial mortgage loans, mezzanine loans and preferred equity interests approximates the recorded investment of the loans.
(b)	Relates to a $3.7 million preferred equity interest where there is no contractual interest; however, we receive returns based on the performance of the underlying real estate property.
(c)	Reconciliation of carrying amount of commercial mortgage loans, mezzanine loans and preferred equity interests:

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
Balance, beginning of period	$1,272,951	$1,294,066
Additions during period:
Investments in loans	52,774	476,723
Accretion of discount	652	248
Deductions during period:
Collections of principal	(391,211)	(453,768)
Sales of loans	(103,260)	—
Loans Transferred to Held For Sale	(42,242)	—
Deconsolidation of loans	(266,596)	—
Conversion of loans to real estate and charge-offs	(19,997)	(44,318)
Balance, end of period:	$503,071	$1,272,951

(2) Summary of Commercial Mortgage Loans, Mezzanine Loans and Preferred Equity Interests by Geographic Location:

		Interest Rate			Principal
Location by State	Number of Loans	Lowest		Highest	Lowest	Highest	Total Carrying Amount of Mortgages
Texas	12	0.0%		14.5%	$228	$22,440	$121,846
California	9	0.0%	(a)	7.3%	3,150	25,307	89,606
Florida	5	4.6%		7.5%	3,116	17,200	40,312
Pennsylvania	2	6.7%		7.0%	12,585	47,106	59,691
Georgia	1	7.5%		7.5%	12,500	12,500	12,500
Oklahoma	1	7.2%		7.2%	29,478	29,478	29,478
Virginia	1	6.8%		6.8%	5,600	5,600	5,600
Arizona	3	6.5%		7.5%	5,510	8,100	20,515
Wisconsin	8	6.0%		11.0%	750	1,685	8,867
Alabama	1	7.3%		7.3%	9,400	9,400	9,400
Minnesota	1	7.3%		7.3%	19,995	19,995	19,995
North Carolina	1	6.8%		6.8%	18,000	18,000	18,000
Oregon	2	6.8%		6.9%	5,250	10,120	15,370
Connecticut	1	12.0%		12.0%	554	3,943	8,244
Tennessee	1	7.0%		7.0%	5,099	5,099	5,099
Various	2	5.6%		7.5%	299	10,000	38,548
	51	0.0%		14.5%	$228	$47,106	$503,071
(a)	Relates to a $3.7 million preferred equity interest where there is no contractual interest; however, we receive returns based on the performance of the underlying real estate property.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Under the supervision of our CEO and CFO and with the participation of our disclosure committee, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as a result of a material weakness in our internal control over financial reporting at December 31, 2018, as described below.

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

Changes in Internal Control Over Financial Reporting

As of December 31, 2017, we concluded that a material weakness in RAIT’s internal control over financial reporting existed and, as a result, our internal control over financial reporting was not effective.  Specifically, RAIT did not conduct an effective continuous risk assessment process and monitoring activities to modify financial reporting processes and related internal controls impacted by changes in the business operations.  As a result, RAIT did not have effective process level controls over the accuracy of data inputs used in the valuation of a financial liability and did not investigate and resolve the difference identified by a reconciliation control related to a financial asset.

During the fourth quarter of 2018, RAIT completed its remediation of the previously identified ineffective process level controls over the accuracy of data inputs used in the valuation of a financial liability and resolution of differences identified by a reconciliation control related to a financial asset by changing the design of the controls to be more precise in the review of the inputs to the valuation and more precise in reviewing the resolution of reconciliation differences.

RAIT also is in the process of enhancing its risk assessment process and monitoring activities to ensure timely identification of changes in business operations such that necessary changes in financial reporting processes and related internal controls continue to be implemented.  Given the changes that have occurred in the business during 2018, remediation efforts to date are not yet complete and as a result we identified the material weakness described below.

Except for actions taken as described above, there were no other changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).  Our internal control over financial reporting is a process designed by management, under the supervision of, our CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting in accordance with U.S. generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management, under the supervision of, our CEO and CFO and oversight of our Board of Trustees, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework). As a result of this assessment, management identified the following control deficiencies described below:

RAIT did not conduct an effective continuous risk assessment process and monitoring activities to modify financial reporting processes and related internal controls impacted by changes in the business operations. As a result, RAIT did not have effective process level controls over the accuracy of data inputs used in the measurement of an impairment for a real estate property and did not timely investigate and correct the presentation of proceeds from sales of loans within the consolidated statement of cash flows.

These control deficiencies resulted in (1) an immaterial misstatement to an investment in real estate and impairment of assets in previously reported consolidated financial statements that was corrected as an out-of-period adjustment in the consolidated financial statements during the year ended December 31, 2018 and (2) an immaterial misstatement to cash flows from operating activities and cash flows from investing activities which was recorded as an out-of-period adjustment in the consolidated financial statements during the year ended December 31, 2018.  These control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis, and therefore we concluded that the deficiencies represent a material weakness in RAIT’s internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2018.

This Annual Report on Form 10-K does not include an audit report of our independent registered public accounting firm regarding internal control over financial reporting. Management's Report on Internal Control Over Financial Reporting was not subject to audit by our independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission.

Plan for Remediation of Material Weakness that Existed as of December 31, 2018

During 2019, management will continue its risk assessment and monitoring activities and testing of the enhanced controls that are further described in the “Changes in Internal Control Over Financial Reporting” section above to ensure that they are designed, implemented and operating effectively and to remediate the process level controls deficiencies identified above. As actions or transactions affecting the Company occur as a result of our 2019 strategic steps, as outlined in part I, Item 1, “Business-Business Strategy,” we will need to continue to enhance our continuous risk assessment process and monitoring activities to ensure that additional process level control deficiencies do not result.

Item 9B.	Other Information

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

The information required by this item will be set forth in our definitive proxy statement with respect to our 2019 annual meeting of shareholders to be filed on or before April 30, 2019, or if not filed by such date, in an amendment to this report filed by such date and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item will be set forth in our definitive proxy statement with respect to our 2019 annual meeting of shareholders to be filed on or before April 30, 2019, or if not filed by such date, in an amendment to this report filed by such date and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item will be set forth in our definitive proxy statement with respect to our 2019 annual meeting of shareholders to be filed on or before April 30, 2019, or if not filed by such date, in an amendment to this report filed by such date and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Trustee Independence

The information required by this item will be set forth in our definitive proxy statement with respect to our 2019 annual meeting of shareholders to be filed on or before April 30, 2019, or if not filed by such date, in an amendment to this report filed by such date and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be set forth in our definitive proxy statement with respect to our 2019 annual meeting of shareholders to be filed on or before April 30, 2019, or if not filed by such date, in an amendment to this report filed by such date and is incorporated herein by reference.

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

4.5.1

Registration Rights Agreement dated as of October 1, 2012 by and among RAIT and ARS VI Investor I, LP, formerly known as ARS VI Investor I, LLC (“ARS VI”). Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 4, 2012 (File No. 1-14760).

4.5.2

Amendment No. 1 to Registration Rights Agreement dated as of April 25, 2014 by and among RAIT and ARS VI. Incorporated by reference to RAIT’s Registration Statement on Form S-3 as filed with the SEC on April 28, 2014 (Registration No. 333-195547).

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
4.5.12

Extension Agreement dated as of March 12, 2018 by and among ARS VI, RAIT, RAIT Partnership, L.P. (“RAIT Partnership”), Taberna Realty Finance Trust, (“TRFT”) and RAIT Asset Holdings IV, LLC (“RAIT IV”). Incorporated by reference to RAIT’s Form 10-K for the fiscal year ended December 31, 2017 (File No. 1-14760).

4.5.13

Letter Agreement dated as of June 8, 2018 by and among ARS VI, RAIT, RAIT Partnership, TRFT, and RAIT IV. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on June 8, 2018 (File No. 1-14760).

4.5.14

Consent and Acknowledgment dated as of June 12, 2018 by and among ARS VI, RAIT, RAIT Partnership, TRFT and RAIT IV. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on June 13, 2018 (File No. 1-14760).

4.5.15	Redemption and Exchange Agreement dated as of June 27, 2018 among RAIT, RAIT IV and ARS VI. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on June 28, 2018 (File No. 1-14760).

4.5.16

Termination Agreement dated as of June 27, 2018 among RAIT, RAIT Partnership, TRFT, RAIT IV and ARS VI. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on June 28, 2018 (File No. 1-14760).

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

4.7

Indenture, dated as of June 23,  2017 among RAIT 2017-FL7 Trust, as issuer, RAIT Partnership, as advancing agent, and Wells Fargo Bank, National Association, as trustee, paying agent, calculation agent, transfer agent, custodian, backup advancing agent and note registrar.  Filed herewith.

4.8

Indenture, dated as of November 29, 2017 among RAIT 2017-FL8 Trust, as issuer, RAIT Partnership, as advancing agent, and Wells Fargo Bank, National Association, as trustee, paying agent, calculation agent, transfer agent, custodian, backup advancing agent and note registrar.  Filed herewith.

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

10.1.2

Indemnification Agreement dated as of October 17, 2012 by and among RAIT, RAIT General, Inc. RAIT Limited, Inc. and RAIT Partnership, as the indemnitors, and Andrew M. Silberstein, as the indemnitee. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 23, 2012 (File No. 1-14760).

10.2.1	Employment Agreement dated April 21, 2017 between RAIT and John J. Reyle. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on April 21, 2017. (File No. 1-14760).

10.2.2	Letter Agreement dated February 27, 2018 between RAIT and John J. Reyle. Incorporated by reference to RAIT’s Form 10-K for the fiscal year ended December 31, 2017 (File No. 1-14760).

10.2.3

Amended and Restated Employment Agreement dated as of July 19, 2018 between RAIT and John J. Reyle. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on July 20, 2018 (File No. 1-14760).

10.3.1

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

10.4.5

Settlement Agreement and General Release signed December  21, 2018 by and between claimant Scott Davidson and respondents RAIT Financial Trust, Michael Malter, Frank A. Farnesi, Justin P. Klein, Jon C. Sarkisian, Murray Stempel  III, Andrew M. Batinovich, S. Kristin Kim, Nancy Jo Kuenstner, Andrew M. Silberstein and Thomas Wren Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 28, 2018 (File No. 1-14760).

10.5.1	Offer Letter dated February 17, 2017 between RAIT and Paul W. Kopsky, Jr. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on February 21, 2017. (File No. 1-14760).

10.5.2	Employment Agreement dated February 17, 2017 between RAIT and Paul W. Kopsky, Jr. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on February 21, 2017. (File No. 1-14760).

10.5.3

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

Exhibit Number	Description of Documents

10.6.4	IAP Form of Share Appreciation Rights Award Agreement adopted January 24, 2012. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on January 26, 2012 (File No.1-14760).

10.6.5	IAP Form of Share Appreciation Rights Award Agreement adopted January 29, 2013. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on February 1, 2013. (File No. 1-14760).

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

10.9.1

Master Repurchase Agreement (the “Citi MRA”) dated as of October 27, 2011, by and among RAIT CMBS Conduit I, LLC (“Seller I”) and Citibank, N.A. (“Citibank”) Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended September 30, 2011 (File No.1-14760).

10.9.2	Guaranty dated October 27, 2011 by RAIT, as guarantor, for the benefit of Citibank. Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended September 30, 2011 (File No.1-14760).

10.9.3

First Amendment to Master Repurchase Agreement and other transaction documents dated as of June 30, 2013 among Seller, Citibank and RAIT. Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended March 31, 2014 (File No. 1-14760).

10.9.4

Second Amendment dated as of October 11, 2013 among Citibank, Seller I and RAIT to Master Repurchase Agreement dated as of October 27, 2011.  Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 18, 2013. (File No. 1-14760).

10.9.5

Third Amendment to Master Repurchase Agreement dated as of December 9, 2013 among Seller I, Citibank and RAIT. Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended March 31, 2014 (File No. 1-14760).

10.9.6

Amended and Restated Master Repurchase Agreement dated as of July 28, 2014 by and among Seller I, RAIT CRE Conduit III, LLC (“Seller III”), collectively as seller, and Citibank, as buyer. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on August 1, 2014 (File No. 1-14760).

10.9.7	Guaranty dated July 28, 2014 by RAIT, as guarantor, for the benefit of Citibank. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on August 1, 2014 (File No. 1-14760).

10.9.8

First Amendment dated December 12, 2014 to the Amended and Restated Guaranty dated as of July 28, 2014 made by RAIT, as guarantor, in favor of Citibank. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 18, 2014 (File No.1-14760).

10.9.9

First Amendment dated as of September 28, 2015 among Seller I and Seller III, RAIT (to reaffirm its guaranty of the Citi MRA) and Citibank to the Amended and Restated Master Repurchase Agreement, dated as of July 28, 2014 among Seller I, Seller III and Citibank. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 2, 2015 (File No. 1-14760).

10.9.10

Second Amendment dated as of July 28, 2016 among Seller I and Seller III, RAIT (to reaffirm its guaranty of the Citi MRA) and Citibank to the Amended and Restated Master Repurchase Agreement, dated as of July 28, 2014 among Seller I, Seller III and Citibank.  Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on July 29, 2016 (File No. 1-14760).

10.9.11

Second Amendment dated as of June 29, 2017 to the Amended and Restated Guaranty dated as of July 28, 2014 made by RAIT, as guarantor, in favor of Citibank, acknowledged and agreed to by Seller I and Seller III. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on June 30, 2017 (File No. 1-14760).

10.10.1

Master Repurchase Agreement, dated as of November 23, 2011, among RAIT CMBS Conduit II, LLC (“Seller II”) and Barclays Bank PLC (“Barclays”). Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on November 25, 2011 (File No.1-14760).

10.10.2	Guaranty Agreement, dated as of November 23, 2011, of RAIT in favor of Barclays. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on November 25, 2011 (File No.1-14760).

10.10.3	Notice dated November 28, 2012 from Seller II to Barclays. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 4, 2012 (File No.1-14760).

10.10.4

First Amendment to Master Repurchase Agreement dated as of December 27, 2011 between Barclays and Seller II. Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended March 31, 2014 (File No. 1-14760).

10.10.5

Second Amendment to Master Repurchase Agreement dated as of February 16, 2012 between Barclays and Seller II. Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended March 31, 2014 (File No. 1-14760).

10.10.6

First Omnibus Amendment dated as of June 30, 2013 to Master Repurchase Agreement dated as of December 27, 2011 and other transaction documents among Seller II, Barclays and RAIT.  Incorporated by reference to RAIT’s Form 10-K for the fiscal year ended December 31, 2014 (File No. 1-14760).

10.10.7

Third Amendment dated December 12, 2014 but effective as of November 19, 2014 to Master Repurchase Agreement dated as of November 23, 2011, as amended, between Barclays, as purchaser, and Seller II, as seller. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 18, 2014 (File No.1-14760).

Exhibit Number	Description of Documents

10.10.8

Second Amendment dated December 12, 2014 but effective as of November 19, 2014 to the Guaranty dated as of November 23, 2011, as amended, made by RAIT, as guarantor, in favor of Barclays. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 18, 2014 (File No.1-14760).

10.10.9

Second Omnibus Amendment to Master Repurchase Agreement and Other Transaction Documents dated December 28, 2016 but effective as of November 16, 2016 among Seller II, as seller, Barclays, as purchaser, and RAIT, as guarantor.  Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 30, 2016 (File No. 1-14760).

10.10.10

Third Amendment to Guaranty dated June 26, 2017 among Barclays, as purchaser, and RAIT, as guarantor.  Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on June 30, 2017 (File No. 1-14760).

10.11.1

Non-Executive Chairman Agreement dated as of February 27, 2018 between RAIT and Michael J. Malter. Incorporated by reference to RAIT’s Form 10-K for the fiscal year ended December 31, 2017 (File No. 1-14760).

10.11.2

Amended and Restated Non-Executive Chairman Agreement dated as of July 19, 2018 between RAIT and Michael J. Malter. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on July 20, 2018 (File No. 1-14760).

10.12.1

Master Repurchase Agreement dated as of January 24, 2014 among RAIT CRE Conduit II, LLC (“Seller CRE II”), as seller, RAIT, as guarantor, and UBS Real Estate Securities Inc. (“UBS”), as buyer. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on January 31, 2014 (File No. 1-14760).

10.12.2	Guaranty Agreement, dated as of January 24, 2014, of RAIT in favor of UBS. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on January 31, 2014 (File No. 1-14760).

10.12.3

Amendment No. 1 to Master Repurchase Agreement dated as of March 17, 2014 among UBS, Seller CRE II and RAIT. Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended March 31, 2014 (File No. 1-14760).

10.12.4

Amendment No. 2 to Master Repurchase Agreement dated as of March 27, 2014 among UBS, Seller CRE II and RAIT. Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended March 31, 2014 (File No. 1-14760).

10.12.5

Amendment No. 3, dated as of September 28, 2015 among Seller CRE II, RAIT (as guarantor under the UBS MRA ) and UBS to the Master Repurchase Agreement dated as of January 24, 2014 among Seller CRE II, RAIT and UBS (the “UBS MRA”). Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 2, 2015 (File No. 1-14760).

10.12.6

Amendment No. 4, dated as of November 13, 2015 among Seller CRE II, RAIT (as guarantor under the UBS MRA) and UBS, as buyer, under the Master Repurchase Agreement dated as of January 24, 2014 among Seller CRE II, RAIT and UBS (the “UBS MRA”). Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on November 16, 2015 (File No. 1-14760).

10.12.7

Amendment No. 5 dated as of December 23, 2015 among Seller CRE II under the UBS MRA ), RAIT, as guarantor under the UBS MRA) and UBS as buyer under the Master Repurchase Agreement dated as of January 24, 2014 among Seller CRE II, RAIT and UBS (the “UBS MRA”). Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 23, 2015 (File No. 1-14760).

10.12.8

Assignment and Amendment No. 6 to Master Repurchase Agreement and Assignment and Amendment No. 4 to Pricing Letter, dated October 20, 2016 among Seller CRE II, as seller, UBS, as assignor, UBS AG, as assignee, and RAIT, as guarantor.  Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 24, 2016 (File No. 1-14760).

10.12.9

Assignment and Reaffirmation of Guaranty, dated October 20, 2016 among UBS, as assignor, UBS AG, as assignee, and RAIT, as guarantor.  Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 24, 2016 (File No. 1-14760).

10.12.10

Amendment No. 7 to Master Repurchase Agreement dated as of January 19, 2018 among Seller CRE II, as seller, UBS AG, as buyer, and RAIT, as guarantor. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on January 24, 2018 (File No. 1-14760).

10.13.1

Master Repurchase Agreement dated as of December 23, 2014 between Barclays, as purchaser, and RAIT CRE Conduit IV, LLC. (“Seller IV”), as seller. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 30, 2014 (File No. 1-14760).

10.13.2	Guaranty dated as of December 23, 2014, made by RAIT for the benefit of Barclays. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 30, 2014 (File No. 1-14760).

10.13.3

First Amendment to Guaranty dated June 26, 2017 among Barclays, as purchaser, and RAIT, as guarantor. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on June 30, 2017 (File No. 1-14760).

10.13.4

Omnibus Amendment to Master Repurchase Agreement and Other Transaction Documents dated December 28, 2016 but effective as of December 20, 2016 among Seller IV, as seller, Barclays, as purchaser, and RAIT, as guarantor.  Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 30, 2016 (File No. 1-14760).

10.13.5

Second Amendment to Master Repurchase Agreement dated December 18, 2017 among Seller IV , as seller, Barclays, as purchaser, and RAIT, as guarantor. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on December 20, 2017 (File No. 1-14760).

10.14.1

Securities Purchase Agreement dated as of October 1, 2012 by and among RAIT, RAIT Partnership, TRFT, RAIT IV and ARS VI. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 4, 2012 (File No. 1-14760).

10.14.2

Amendment dated September 30, 2015 effective September 28, 2015 among RAIT, RAIT Partnership, TRFT, and RAIT IV and together with RAIT, RAIT Partnership and TRFT, the “Issuer Parties”) and ARS VI, formerly known as ARS VI Investor I, LLC to the Securities Purchase Agreement dated as of October 1, 2012 by and among the Issuer Parties and the Investor. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 2, 2015 (File No. 1-14760).

10.14.3

Securities Repurchase Agreement dated as of November 23, 2016 by and among ARS VI, RAIT, RAIT Partnership, TRFT and RAIT IV.  Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on November 30, 2016 (File No. 1-14760).

Exhibit Number	Description of Documents
10.14.4

Securities Repurchase Agreement dated as of June 22, 2017 by and among ARS VI, RAIT, RAIT Partnership, TRFT, and RAIT IV. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on June 28, 2017 (File No. 1-14760).

10.14.5

Extension Agreement dated as of March 12, 2018 by and among ARS VI, RAIT, RAIT Partnership, TRFT, and RAIT IV. Incorporated by reference to RAIT’s Form 10-K for the fiscal year ended December 31, 2017 (File No. 1-14760).

10.15

Purchase and Sale Agreement dated as of June 14, 2018 by and between RAIT IV, as seller, and Melody RE  II, LLC, as purchaser, and, solely as to designated provisions, Land Services USA, Inc., Melody Capital Partners Onshore Credit Fund L.P., Melody Capital Partners FDB Credit Fund LLC, Melody Special Situations Offshore Credit Mini-Master Fund, L.P. and Melody Capital Partners Offshore Credit Mini-Master Fund, L.P. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on June 15, 2018 (File No. 1-14760).

10.16.1

Employment Agreement dated April 21, 2017 between RAIT and Glenn Riis. Incorporated by reference to RAIT’s Form 10-Q for the Quarterly Period ended March 31, 2017 as filed with the SEC on May 5, 2017. (File No. 1-14760).

10.16.2

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

10.20.1

Letter dated as of March 30, 2018 from Libby Frischer Family Partnership (“LFFP”) to RAIT and Ledgewood, P.C.  Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on April 2, 2018 (File No. 1-14760).

10.20.2

Cooperation Agreement dated as of April 6, 2018 by and among RAIT, LFFP and Charles Frischer (“Mr.  Frischer”).  Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on April 9, 2018 (File No. 1-14760).

10.20.3	Letter dated as of April 6, 2018 from LFFP and Mr. Frischer to RAIT and Ledgewood, P.C. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on April 9, 2018 (File No. 1-14760).

10.20.4

Letter dated as of May 11, 2018 from the Libby Frischer Family Partnership and Charles Frischer to RAIT and Ledgewood, P.C. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on May 11, 2018 (File No. 1-14760).

10.21.1

Cooperation Agreement dated as of August 13, 2018 by and among RAIT, Pleasant Lake Apartments Limited Partnership, Laughlin Holdings LLC, Ramat Securities Ltd (collectively the “Investors”) and Howard Amster (“Mr. Amster”). Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on August 14, 2018 (File No. 1-14760).

10.21.2

Letter Agreement dated as of August 13, 2018 from the Investors and Mr. Amster to RAIT and Ledgewood, P.C. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on August 14, 2018 (File No. 1-14760).

10.22.1

Cooperation Agreement dated as of October 5, 2018 by and among RAIT, Steven D. Lebowitz, Deborah Lebowitz, Paul Lebowitz, Kathryn Lebowitz Silverberg, Lauren Lebowitz Salem, David L. Lebowitz, Andrew S. Lebowitz, Robert Lebowitz, the Lebowitz Family Trust, Lebowitz Family Stock, LLC, Lebowitz RCT, LP and The Steven and Deborah Lebowitz Foundation (collectively the “Investors”). Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 11, 2018 (File No. 1-14760).

10.22.2	Letter Agreement dated as of October 5, 2018 from the Investors to RAIT and Ledgewood, P.C. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 11, 2018 (File No. 1-14760).

21.1	List of Subsidiaries. Filed herewith.

23.1	Consent of KPMG LLP. Filed herewith.

31.1	Rule 13a-14(a) Certification by the Chief Executive Officer of RAIT. Filed herewith.

31.2	Rule 13a-14(a) Certification by the Chief Financial Officer of RAIT. Filed herewith.

32.1	Section 1350 Certification by the Chief Executive Officer of RAIT. Filed herewith.

32.2	Section 1350 Certification by the Chief Financial Officer of RAIT. Filed herewith.

99.1	Material U.S. Federal Income Tax Considerations. Filed herewith.

101

Pursuant to Rule 405 of Regulation S-T, the following financial information from RAIT’s Annual Report on Form 10-K for the period ended December 31, 2018 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the two years ended December 31, 2018; (ii) Consolidated Balance Sheets as of December 31, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income (Loss) for the two years ended December 31, 2018; (iv) Consolidated Statements of Cash Flows for the two years ended December 31, 2018; and (v) Notes to Consolidated Financial Statements. Filed herewith.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAIT FINANCIAL TRUST

By:	/s/ JOHN J. REYLE
John J. Reyle Chief Executive Officer, President and General Counsel

March 26, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Capacity With RAIT Financial Trust	Date
By:	/s/ JOHN J. REYLE	Chief Executive Officer,	March 26, 2019
	John J. Reyle	President and General Counsel (Principal Executive Officer)
By:	/s/ ALFRED J. DILMORE	Chief Financial Officer, Treasurer and Chief Accounting Officer	March 26, 2019
	Alfred J. Dilmore	(Principal Financial Officer and Principal Accounting Officer)
By:	/s/ MICHAEL J. MALTER	Trustee and Chairman of the Board	March 26, 2019
Michael J. Malter
By:	/s/ JUSTIN P. KLEIN	Trustee	March 26, 2019
Justin P. Klein
By:	/s/ JON C. SARKISIAN	Trustee	March 26, 2019
Jon C. Sarkisian
By:	/s/ Thomas D. Wren	Trustee	March 26, 2019
Thomas D. Wren