Form 10-K/A
period 2018-12-31
RAIT Financial Trust
filed 2019-04-30
CIK 1045425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 1-14760

RAIT FINANCIAL TRUST

(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	23-2919819 (IRS Employer Identification No.)
Two Logan Square, 100 N. 18th Street, 23rd Floor Philadelphia, PA	19103
(Address of principal executive offices)	(Zip Code)

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

7.625% Senior Notes Due 2019

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

As of April 22, 2019, 1,849,530 common shares of beneficial interest, par value $1.50 per share, of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 of RAIT Financial Trust (“RAIT”), as originally filed with the Securities and Exchange Commission (“SEC”) on March 26, 2019 (the “Original Form 10-K”). We are filing this Amendment to present the information required by Part III of Form 10-K that was previously omitted from the Original Form 10-K in reliance on General Instruction G.(3) to Form 10-K.

Part IV, Item 15(b) (Exhibits 31.3 and 31.4) have also been amended and restated in their entirety to contain the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Amendment as Exhibits 31.3 and 31.4. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. The Exhibit Index has also been amended and restated in its entirety to include the certifications as exhibits.  The Cover Page has been amended to uncheck the box by the line “Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K” due to a delinquent filing discovered subsequent to the filing of the Original Form 10-K.

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

Names of Trustees, Principal Occupations and Other Information

Michael J. Malter, age 61, has served as chairman of the Board of Trustees of RAIT (the “Board”) since October 2016 and as a Trustee of RAIT since November 2015. He is a retired investment banker having served in a variety of senior management positions at JPMorgan Chase & Co. (“JPM”), a financial services firm, and its predecessor firms from 1988 until 2005. He retired as the Co-Head of the Global Financial Institutions Group of JPM in 2005. From 2003 to 2005, he was responsible for oversight of JPM’s banking and investment banking activities with banks and other financial institutions; oversaw mergers and acquisitions assignments, strategic advisory work, capital raising, hedging and derivatives assignments and lending; and was a member of the management committee of JPM’s investment banking division. From 2001 to 2003, he was responsible for JPM’s structured finance businesses in North America and the investment grade capital markets and origination business and was a member of the management committee of the North American Credit Markets Division. In the period from 1988 to 2001, he held a series of management positions with JPM’s predecessors responsible for commercial mortgage loan origination, securitization and trading, asset-backed securities and conduit lending. Since approximately 2009, Mr. Malter has served as a director or member of the advisory committee of several investment vehicles (the “Varadero Vehicles”) that use Varadero Capital, L.P., an SEC registered investment adviser, as their respective investment manager.  Several of the Varadero Vehicles use strategies that focus primarily on investing in asset-backed securities, including investment- and non-investment-grade residential and commercial mortgage-backed securities and collateralized debt obligations. Mr. Malter has served as a director of SCGE Management, L.P. (“SCGE”), an SEC registered investment adviser, and SCGE (LTGP), L.P. since October 2017. SCGE is affiliated with private investment funds and other related entities with an investment objective to generate superior long-term capital appreciation investing primarily in the publicly traded equity securities of companies in the technology, media, and telecommunications sectors and also in energy/clean-tech, financial technology, information services, and technology-enabled consumer businesses.

Justin P. Klein, age 72, has served as a Trustee of RAIT since July 2017.  Mr. Klein is a partner at Ballard Spahr LLP (“Ballard Spahr”), a national law firm with which he has been a partner since 1992.  Mr. Klein is a respected corporate counselor and practitioner in the areas of securities law and corporate governance and also represents parties in regulatory and enforcement proceedings before the SEC, state securities commissions, and securities industry self-regulatory organizations.  Mr. Klein has chaired the Business Law Section of the Philadelphia Bar Association and the National Mediation and Arbitration Committee of the National Association of Securities Dealers, Inc. (now FINRA).   Prior to entering private practice, Mr. Klein held numerous positions at the SEC between 1974 and 1983, ending as Assistant Director of the Division of Corporation Finance.

John J. Reyle, age 40, has served as our chief executive officer (“CEO”) and president since June 2018 and as our general counsel since February 2017.  Mr. Reyle served as our interim CEO and interim president from February 2018 to June 2018, as our senior managing director—chief legal officer from January 2015 to February 2017, as our senior vice president-corporate counsel from January 2014 to December 2014, as our vice president—corporate counsel from May 2012 to December 2013 and as our corporate counsel from August 2009 to May 2012. Prior to joining RAIT, Mr. Reyle was an associate in the real estate legal departments of Ledgewood, P.C., a law firm, from October 2005 to February 2009, and Cozen O’Conner, P.C., a law firm, from August 2004 to October 2005. During that time, Mr. Reyle concentrated his practice in the area of commercial real estate representing a variety of clients in connection with real estate-based financing, acquisitions and dispositions of commercial real estate, commercial leasing matters, real estate development and basic corporate transactions related to the foregoing.

  Jon C. Sarkisian, age 57, has served as a Trustee of RAIT since December 2011. Mr. Sarkisian has been an executive vice president of CBRE Group, Inc. (“CBRE”), a publicly traded commercial real estate services firm, since July 2003. Mr. Sarkisian joined CBRE when it acquired Insignia/ESG (“Insignia”) a commercial real estate services firm, in July 2003. Mr. Sarkisian was an executive vice president at Insignia from June 1998 to July 2003. Mr. Sarkisian joined Insignia when it acquired Jackson-Cross Company (“Jackson-Cross”), a commercial real estate services firm, in June 1998. Mr. Sarkisian was a senior vice president for Jackson-Cross from October 1988 to June 1998.

 Thomas D. Wren, age 67, has served as a Trustee of RAIT since February 2017. Mr. Wren was a special advisor at Promontory Financial Group, a bank and financial services consulting firm, from March 2006 to October 2011. Prior to that, Mr. Wren was group head and treasurer of MBNA Corporation (“MBNA”), a publicly-held bank holding company, from July 1995 to January 2006. At MBNA, Mr. Wren was responsible for the daily management of the global money market and fixed income investment portfolios and the wholesale funding programs for the $140.0 billion total managed assets credit card bank. From May 1992 to June 1995, Mr. Wren served as executive vice president-chief investment and funding officer of Shawmut National Corporation, a publicly-held bank holding company. From June 1973 to April 1992, Mr. Wren served in numerous roles at the Office of the Comptroller of the Currency (the “OCC”), a federal banking regulatory agency, ending as manager-large bank supervision in the OCC’s Washington D.C. office. Mr. Wren has served on the governing boards of numerous financial institutions, including service as an independent director of each of ACM Financial Trust, Inc., a privately-held residential mortgage backed securities real estate investment trust (“REIT”), since December 2005, and Hatteras Financial Corp. (“Hatteras”), a publicly-traded mortgage backed securities REIT, from November 2007 until Hatteras was acquired by Annaly Capital Management, Inc. in July 2016.

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

Mr. Reyle has served as an executive officer of RAIT since February 2015 and currently serves as our CEO, President and General Counsel. His career has been focused on financing, owning, operating, managing and investing in commercial real estate and legal, business and operational issues related thereto, which gives him broad knowledge of, and experience addressing, the operational, financial and strategic issues and opportunities facing RAIT as it implements the 2019 strategic steps.

Mr. Sarkisian has over 30 years’ experience in commercial real estate and plays a leading role in the Philadelphia region for a major commercial real estate company.

Mr. Wren has substantial senior leadership experience at large publicly-traded financial services companies and experience as a federal banking regulator, including extensive and relevant experience serving as an independent director at a publicly-traded mortgage-backed securities REIT.

Except as may be otherwise provided in RAIT’s declaration of trust and bylaws, at each annual meeting of RAIT’s shareholders, the shareholders elect Trustees to serve on the Board until the next annual meeting and until their successors are duly elected and qualified.

Name of Executive Officer Who is Not a Trustee, Principal Occupations and Other Information

Alfred J. Dilmore, age 37, has served as our chief financial officer (“CFO”) and treasurer since June 2018 and as our chief accounting officer since March 2016.  Mr. Dilmore served as RAIT’s interim CFO and interim treasurer from August 2017 to June 2018 and as our senior managing director-accounting and reporting from June 2015 to March 2016. Prior to joining RAIT, Mr. Dilmore was a director of accounting policy at the Federal Home Loan Mortgage Corporation (“Freddie Mac”), a publicly-traded government-sponsored enterprise, from 2010 through June 2015. Prior to that, Mr. Dilmore worked at Deloitte & Touche LLP, a public accounting firm, in advisory and audit roles from 2003 to 2010 serving a variety of large financial institutions.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our officers, Trustees and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and to furnish RAIT with copies of all such reports.  Based solely on our review of the reports received by us, or representations from certain reporting persons that no Form 5 filings were required for those persons, we believe that during 2018, no officers, Trustees or beneficial owners failed to file reports of ownership and changes of ownership on a timely basis, except for one delinquent report previously reported in our 2018 Proxy Statement filed with the SEC on May 29, 2018 and except that Charles L. Frischer, who has reported that he beneficially owns more than ten percent of RAIT’s outstanding common shares of beneficial interest (the “Common Shares”) in his SEC filings, filed one Form 3 Initial Statement of Beneficial Ownership of Securities relating to the Common Shares two days after the filing deadline relating to the date of the event requiring the disclosure.

Code of Ethics

As previously reported, RAIT’s publicly traded securities were delisted from the New York Stock Exchange (the “NYSE”) effective December 17, 2018.  We have adopted a Code of Business Conduct and Ethics (the “Code”) for our trustees, officers and employees intended to satisfy NYSE listing standards and the definition of a “code of ethics” set forth in Item 406 of Regulation S-K.  We have continued to require compliance with the Code after our delisting.  The Code is available on our website at http://www.rait.com. Any information relating to amendments to the Code or waivers of a provision of the Code otherwise required to be disclosed pursuant to Item 5.05 of Form 8-K will be disclosed through our website.

Trustee Candidates Recommended by Shareholders

Our Board, through our Nominating and Governance Committee (the “Nominating Committee”), will consider nominees recommended by shareholders. A shareholder wishing to recommend a candidate must submit the following documents to the Secretary, RAIT Financial Trust, Two Logan Square, 100 N. 18th Street, 23rd Floor, Philadelphia, Pennsylvania, 19103:

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

Audit Committee

The Audit Committee of the Board (the “Audit Committee”) is appointed by the Board to assist Board oversight of:

•	the integrity of our financial statements,
•	our compliance with legal and regulatory requirements,
•	the independent registered public accounting firm’s qualifications and independence,
•	the performance of our internal audit function and of our independent registered public accounting firm, and
•	related party transactions (as defined in the trust governance guidelines).

The Audit Committee is comprised of Mr. Wren, as Chairman, Mr. Malter and Mr. Sarkisian. The Board has determined that Mr. Wren, Mr. Malter and Mr. Sarkisian meet the independence standards (the “Independence Standards”) set forth in RAIT’s Trust Governance Guidelines, including the independence standards for Audit Committee members set forth in the listing standards of the NYSE and those set forth in Rule 10A-3(b)(1) of the Exchange Act and that Mr. Wren qualifies as an “audit committee financial expert” as that term is defined in applicable rules and regulations under the Exchange Act. Our Board has continued to require the members of the Audit Committee to meet the independence standards of the NYSE after our delisting from the NYSE described above.

ITEM 11.	EXECUTIVE COMPENSATION

EXECUTIVE OFFICER AND TRUSTEE COMPENSATION

Executive Officer Compensation

The following table provides summary information about compensation expensed or accrued by RAIT during the fiscal year ended December 31, 2018, for the following persons, who we refer to as the Named Executive Officers:

•	Mr. Reyle, our CEO, President and General Counsel;
•	Mr. Davidson, our former CEO and former President who resigned February 28, 2018;
•	Mr. Dilmore, our CFO, Treasurer and Chief Accounting Officer; and
•	Mr. Riis, our former Chief Credit Risk Officer (“CCRO”) who resigned March 15, 2018.

Summary Compensation Table

Name and Principal Position	Year	Base Salary (1)	Bonus (2)	Stock Awards (3)(4)	Option Awards (3)(5)	Non-Equity Incentive Plan Compensation (6)	All Other Compensation (7)	Total
John J. Reyle (CEO)	2018	$471,644	$343,750	$—	$—	$203,813	$16,837	$1,036,044
	2017	$300,000	$262,500	$124,726	$28,500	$187,500	$18,877	$922,104

Scott L.N. Davidson (Former CEO)	2018	$141,667	$—	$—	$—	$—	$1,647,192	$1,788,859
	2017	$240,657	$1,500,000	$1,530,652	$—	$570,000	$81,938	$3,923,247

Alfred J. Dilmore (CFO)	2018	$325,000	$257,813	$—	$—	$152,859	$12,050	$747,722
	2017	$236,111	$240,000	$37,800	$19,000	$—	$11,220	$544,131

Glenn Riis (Former CCRO)	2018	$57,292	$—	$—	$—	$—	$540,933	$598,225
	2017	$97,500	$135,294	$268,357	$66,500	$250,000	$25,410	$843,060

(1)	Each of the Named Executive Officers contributed a portion of their salary to the RAIT 401(k) plan. These contributions are included in the “Salary” column in the year earned.
(2)

For 2018, for each of Messrs. Reyle and Dilmore, the amount represents the sum of the Retention Payments and discretionary bonuses made under the 2018 Incentive Plan for 2018 performance, part of which was paid in 2018 and part of which was paid in 2019.  See “Narrative Disclosure to Summary Compensation Table-2018 Compensation” below for further information and definitions of the capitalized terms used in the preceding sentence.

(3)

We report all equity awards at their full grant date fair value in accordance with Financial Accounting Standards Board Accounting Standards Codification (ASC) Topic 718. For additional information, refer to Note 11 – Share-Based Compensation and Employee Benefits in RAIT’s audited financial statements contained in the Original Form 10-K (“Note 11”).

(4)	No stock awards were made during 2018.
(5)	No option awards were made during 2018.
(6)

For 2018, for each of Messrs. Reyle and Dilmore, the amount represents the PIP Milestone Payments made under the 2018 Incentive Plan, part of which was paid in 2018 and part of which was paid in 2019, based on performance against the PIP Milestones. The amounts below show the maximum potential amount of annual incentive compensation that each of the 2018 Eligible Officers could have earned pursuant to each PIP Milestone for the 2018 Incentive Plan:

•	John J. Reyle: $225,000 PIP Milestone 1; $28,125 PIP Milestone 2; $18,750 PIP Milestone 3; $28,125 PIP Milestone 4.
•	Alfred J. Dilmore: $168,750 PIP Milestone 1; $21,094 PIP Milestone 2; $14,062 PIP Milestone 3; $21,094 PIP Milestone 4.

See “Narrative Disclosure to Summary Compensation Table-2018 Compensation” below for further information and definitions of the capitalized terms used in the preceding sentence.

(7)The following table describes the components of the amounts set forth in the “All Other Compensation” column in the Summary Compensation Table.

Name and Principal Position	Year	Company Contributions to Retirement and 401(k) Plans (1)	Dividend Equivalents on Phantom Units and Dividends on Restricted Stock (2)	Other (3)	Total
John J. Reyle (CEO)	2018	$11,000	$5,837		$16,837
	2017	$10,800	$8,077		$18,877

Scott L.N. Davidson (Former CEO)	2018	$3,083	$39,109	$1,605,000	$1,647,192
	2017	$10,800	$71,138		$81,938

Alfred J. Dilmore (CFO)	2018	$11,000	$1,050		$12,050
	2017	$10,800	$420		$11,220

Glenn Riis (Former CCRO)	2018	$2,816	$13,117	$525,000	$540,933
	2017	$4,500	$14,495		$18,995

(1)

This column reports the total amount of matching contributions to the named executive’s RAIT 401(k) plan account, up to the limitations imposed under IRS rules. Under the RAIT 401(k) plan, RAIT provides a cash match of 4% of the employee contributions and may provide an additional cash match of 2% of eligible compensation as discretionary cash profit sharing payments. Any matching contribution made by RAIT pursuant to the RAIT 401(k) plan vests immediately. Under the RAIT 401(k) plan during 2018, RAIT matched 4% of employee’s eligible compensation, but did not provide a 2% discretionary profit sharing match.

(2)

Dividend equivalents will not be paid on the 50% of the Performance Share Unit Awards (“PSUs”) that have met the relevant 3 year performance based criteria and have vested, but dividend equivalents will be paid on the remaining 50% of the PSUs only for the year during which they time vest, subject to forfeiture prior to vesting. No dividend equivalents will be paid while the PSUs are subject to performance criteria. Dividend equivalents will accrue only on the portion of the PSUs which have met the performance criteria or remain subject only to time vesting. No PSUs have met the relevant 3 year performance based criteria or have vested to date, so no dividend equivalents have been accrued or paid on PSUs.  Dividends are paid on restricted share awards in the same manner as on our other outstanding Common Shares. However, dividends declared on unvested restricted share awards remained subject to forfeiture and are held in restricted accounts and not paid to the recipient, or included in this column, until vesting, whereupon they are paid in a lump sum. This column reports the total amount of dividend equivalents and dividends paid to the Named Executive Officers on their equity compensation awards granted under the RAIT Financial Trust incentive award plan in effect at the relevant time (the “Incentive Award Plan”).

(3)	These amounts represent amounts paid for employee severance and separation expenses. See “Potential Payments on Termination or Change-In-Control” below for further detail.

Narrative Disclosure to Summary Compensation Table

We provide additional disclosure below of factors relating to the Summary Compensation Table.

-Employment Agreements

RAIT had entered into employment agreements with each of the Named Executive Officers. During 2018, RAIT also entered into the SD Separation Agreement and the SD Settlement Agreement with Mr. Davidson and the GR Separation Agreement with Mr. Riis. Because the employment of Mr. Davidson and Mr. Riis by RAIT terminated before RAIT’s 2018 fiscal year end, the terms of their respective employment agreements are not described. The post-termination and severance provisions of the SD Separation Agreement, the SD Settlement Agreement and the GR Separation Agreement are discussed, and these capitalized terms are defined in “Potential Payments on Termination or Change-In-Control” below.

John J. Reyle

In April 2017, RAIT entered into a previously reported employment agreement with Mr. Reyle (the “2017 JR Employment Agreement”) employing him as RAIT’s general counsel and providing for an annual base salary of $300,000.  In February 2018, effective upon Mr. Davidson’s resignation as CEO, the Board appointed Mr. Reyle to serve as Interim Chief Executive Officer and Interim President of RAIT. Mr. Reyle continued to serve as RAIT’s General Counsel.  In connection with Mr. Reyle’s appointment as Interim CEO and Interim President, RAIT and Mr. Reyle entered into a previously reported letter agreement (the “JR Letter Agreement”) in February 2018 pursuant to which Mr. Reyle received an increased annual base salary of $500,000 during the term of his appointment as Interim CEO and Interim President of RAIT.   In connection with Mr. Reyle’s appointment in June 2018 by RAIT to serve as RAIT’s CEO and President and to continue to serve as RAIT’s General Counsel, RAIT and Mr. Reyle entered into an amended and restated employment agreement (the “2018 JR Employment Agreement”) pursuant to which Mr. Reyle continued to receive an annual base salary of $500,000.  In addition to memorializing Mr. Reyle’s officer appointments, the 2018 JR Agreement also provided that Mr. Reyle would serve as a member of the Board, subject to shareholder election.  The 2018 JR Employment Agreement superseded the 2017 JR Employment Agreement and the JR Letter Agreement.

The 2018 JR Employment Agreement provides for an employment term that continues for an initial period of three years and for two successive one year periods thereafter for a maximum term of five years, unless either party provides the other party with notice of non-renewal prior to three months before the expiration of the then-current term. It provides that Mr. Reyle will serve as RAIT’s CEO, President and General Counsel. The 2017 JR Employment Agreement provided for an initial base salary which was modified by the JR Letter Agreement and maintained by the 2018 JR Employment Agreement as described above and which provides that his base compensation must be reviewed annually for appropriate increases. The 2018 JR Employment Agreement provides that Mr. Reyle may be eligible for an annual bonus which will be awarded by the Compensation Committee in its discretion or under the terms of any annual incentive plan of RAIT maintained for other senior level executives. The 2018 JR Employment agreement further provides that Mr. Reyle is eligible to participate in any of RAIT’s incentive programs, including any equity compensation plan, and eligible to receive the same benefits to the same extent as other senior level executives of RAIT, and such other benefits as are commensurate with his position. Participation in employee benefit plans will be subject to the terms of those benefit plans as in effect from time to time. The 2018 JR Employment Agreement also provided for his compensation, grounds for termination and severance, non-competition, non-solicitation, intellectual property and confidentiality covenants and other customary provisions (as further described below).  The non-competition provisions do not apply at the expiration of the maximum employment term of five years or in the event RAIT elects not to renew the agreement.

Alfred J. Dilmore

Effective August 2017, RAIT and Mr. Dilmore entered into a previously reported employment agreement (the “2017 AD Employment Agreement”) employing him as RAIT’s interim CFO, interim Treasurer and continuing as Chief Accounting Officer to and providing for an annual base salary of $300,000.  In connection with Mr. Dilmore’s appointment in June 2018 by RAIT to serve as RAIT’s CFO and Treasurer and to continue to serve as RAIT’s Chief Accounting Officer, RAIT and Mr. Dilmore entered into an amended and restated employment agreement (the “2018 AD Employment Agreement”) pursuant to which Mr. Dilmore received an annual base salary of $325,000.  The 2018 AD Employment Agreement superseded the 2017 AD Employment Agreement.

The 2018 AD Employment Agreement provides for an employment term that continues for an initial period of three years and for two successive one year periods thereafter for a maximum term of five years, unless either party provides the other party with notice of non-renewal prior to three months before the expiration of the then-current term. It provides that Mr. Dilmore will serve as RAIT’s CFO, Treasurer and Chief Accounting Officer. The 2017 AD Employment Agreement provided for an initial base salary which was modified by the 2018 AD Employment Agreement as described above and which provides that his base compensation must be reviewed annually for appropriate increases. The 2018 AD Employment Agreement provides that Mr. Dilmore may be eligible for an annual bonus which will be awarded by the Compensation Committee in its discretion or under the terms of any annual incentive plan of RAIT maintained for other senior level executives. The 2018 AD Employment agreement further provides that Mr. Dilmore is eligible to participate in any of RAIT’s incentive programs, including any equity compensation plan, and eligible to receive the same benefits to the same extent as other senior level executives of RAIT, and such other benefits as are commensurate with his position. Participation in employee benefit plans will be subject to the terms of those benefit plans as in effect from time to time. The 2018 AD Employment Agreement also provided for his compensation, grounds for termination and severance, non-competition, non-solicitation, intellectual property and confidentiality covenants and other customary provisions (as further described below).  The non-competition provisions do not apply at the expiration of the maximum employment term of five years or in the event RAIT elects not to renew the agreement.

-2018 Compensation

2018 Incentive Plan

In March 2018, the Special Committee of the Board (the “Special Committee”) approved a 2018 Retention and Performance Incentive Plan (the “2018 Incentive Plan”) for RAIT’s two current executive officers (the “2018 Eligible Officers”): Mr. Reyle and Mr. Dilmore.  The Special Committee adopted the 2018 Incentive Plan pursuant to RAIT’s previously adopted 2015 Annual Incentive Compensation Plan (the “Annual Cash Bonus Plan”), as a sub-plan of the Incentive Award Plan, which was previously approved by the shareholders of RAIT. Below is a summary of the key terms of the 2018 Incentive Plan.  After the Special Committee was terminated after the Annual Meeting, the Compensation Committee assumed its duties regarding the 2018 Incentive Plan.

Executive Officer	Title	Retention	Achievement of PIP Milestones	Discretionary	Total Proposed Target 2019 Bonus
John J. Reyle	CEO, President and General Counsel	$250,000	$187,500	$62,500	$500,000
Alfred J. Dilmore	CFO, Treasurer and Chief Accounting Officer	187,500	140,625	46,875	375,000
Total		$437,500	$328,125	$109,375	$875,000

Plan Terms:

•	Total proposed target payments of $875,000 comprised of:
1.	$437,500 retention component;
2.	$328,125 achievement of Performance Incentive Plan (“PIP”) milestones; and
3.	$109,375 discretionary component.
•	PIP milestone amounts (“PIP Milestone Payments”) were based on (i) expected contribution to the achievement of the specific milestones and (ii) historical total compensation.
•	Retention bonus payments (“Retention Payments”) was scheduled to be paid on the following schedule:
1.	10% of the amount of the retention bonus was scheduled to be paid within 30 days of completion of RAIT’s Annual Meeting of Shareholders (the “Annual Meeting”) held on July 19, 2018;
2.	10% of the amount of the retention bonus was scheduled to be paid on September 30, 2018; and
3.	80% of the amount of the retention bonus was scheduled to be paid in the first quarter of 2019.
•	PIP Milestone Payments for Milestone 1 and 2 (which are set forth below) were scheduled to be paid on the following schedule:
1.

40% of the amount earned for the specific milestone achievement was scheduled to be paid in the first pay period post completion and agreement of the Compensation Committee that the milestone has been achieved.

2.	The remaining 60% was scheduled to be earned at that time but paid when the final Retention payment is made for each participant.
▪	If the employee was terminated for cause or voluntarily resigned, unpaid amounts would have been forfeited.
•

At monetization levels greater than 90% recovery on net book value and/or in excess of 90% of the projected cash recovery levels with respect to identified loans and assets of RAIT, the plan participants were eligible to earn up to 200% of the Milestone 1 target amount.

•	PIP Milestone Payments for Milestones 3 and 4 (which are set forth below) were scheduled to be made when the final Retention payment was to be made for each participant.
•	The discretionary component was to be administered consistent with historical practice as determined and approved by the Compensation Committee.

Milestones:

1.	Milestone 1 (“PIP Milestone 1”) – Achievement of specified projected recoveries of identified loans and assets of RAIT.
i.	Milestone = 60% of PIP milestone bonus.
ii.	Awards were scheduled to be earned on a sliding scale based on achievement of the defined monetization plan with respect to identified loans and assets of RAIT.

iii.

If assets other than those initially identified to be monetized at the time of adoption of the 2018 Incentive Plan were monetized, similar net recoveries levels must be achieved, Special Committee or, after the termination of the Special Committee, Compensation Committee, approval, was required to qualify as part of this calculation.

The payout matrix for PIP Milestone #1 was as follows:

2.	Milestone 2 (“PIP Milestone 2”)– Resolution of the Series D Preferred Shares.
i.	Milestone = 15% of PIP milestone bonus

3.	Milestone 3 (“PIP Milestone 3”) – Elimination of at least $4.5 million of RAIT’s general and administrative expenses (excluding any financial advisory, restructuring and deal related expenses).
i.	Milestone = 10% of PIP milestone bonus

4.

Milestone 4 (“PIP Milestone 4”) - Development, and approval by the Special Committee or, after the termination of the Special Committee, the Compensation Committee, of an updated portfolio review process to monitor the defined monetization plan.

i.	Milestone = 15% of PIP milestone bonus

-2018 Incentive Plan Payments, Performance Metrics and Discretionary Bonus

During 2018 the Compensation Committee certified payments under the 2018 Incentive Plan Awards to each of the 2018 Eligible Officers as milestones were achieved. Also, at the end of 2018, the Compensation Committee certified payments under the 2018 Incentive Plan Awards to each of the 2018 Eligible Officers as it relates to the discretionary component.  The calculation of each of these payments related to the objective performance metrics utilized with respect to the PIP Milestones is set forth below.

The range of values that could be achieved, the actual performance level achieved and the resulting payout percentage for each PIP Milestone for the quantitative bonus award portion of the 2018 Incentive Plan were as follows (dollars in thousands):

	Minimum	Maximum	Result	Payout %
Payout Percentage	0%	200%
PIP Milestone #1: Monetization level	See table above		80%-85% Monetization Level; 95%-100% NBV Recovery	114.5%

	Minimum	Maximum	Result	Payout %
Payout Percentage	0%	100%
PIP Milestone #2: Resolution of Series D Preferred Shares	Not Achieved	Achieved	Achieved	100%
PIP Milestone #3: General and administrative expenses reduction	Less than $4,500	Greater than $4,500	$4,920	100%
PIP Milestone #4: Establish portfolio review process	Not Achieved	Achieved	Achieved	100%

The Compensation Committee set the qualitative bonus earned under the 2018 Incentive Plan at the payout percentages set forth below for each of Messrs. Reyle and Dilmore.  In determining the appropriate level of the qualitative bonuses, the Compensation Committee used its discretion to identify and analyze the factors to consider.  The retention bonus components were earned under the 2018 Incentive Plan as described above.

	Target Bonus	Payout %	Bonus
John J. Reyle
PIP Milestone #1	$112,500	114.5%	$128,813
PIP Milestone #2	28,125	100%	28,125
PIP Milestone #3	18,750	100%	18,750
PIP Milestone #4	28,125	100%	28,125
Qualitative	62,500	150%	93,750
Retention	250,000	100%	250,000
Total	$500,000		$547,563

Alfred J. Dilmore
PIP Milestone #1	$84,375	114.5%	$96,609
PIP Milestone #2	21,094	100%	21,094
PIP Milestone #3	14,062	100%	14,062
PIP Milestone #4	21,094	100%	21,094
Qualitative	46,875	150%	70,313
Retention	187,500	100%	187,500
Total	$375,000		$410,672

-Reverse Stock Split

Effective after the close of trading on August 13, 2018, we completed a one for fifty reverse stock split (the “Reverse Stock Split”) as previously authorized by the Board, and approved by RAIT’s common shareholders. The par value of Common Shares changed to $1.50 per share after the reverse stock split from $0.03 per share prior to the reverse stock split and every fifty shares issued and outstanding prior to the reverse stock split were combined into one common share after the reverse stock split. The reverse stock split did not change the number of authorized Common Shares. All of RAIT’s outstanding equity awards had corresponding adjustments to the number of Common Shares they related to and any exercise price included as a term of the award. RAIT does not consider the impact of the Reverse Stock Split on outstanding awards to be a repricing or modification of any equity awards.

Outstanding Equity Awards at 2018 Fiscal Year-End

The following table provides information on the holdings of outstanding equity awards by the Named Executive Officers at December 31, 2018. These awards are comprised of SARs, restricted Common Share awards, and PSUs.  Each award is shown separately for each named executive. The following table gives effect to the Reverse Stock Split and all share amounts and exercise prices have been adjusted accordingly.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards, Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1)
John J. Reyle
	420	(2)	-		414.50	1/28/2019
	420	(2)	-		361.50	2/10/2020
	500	(2)	250	(3)	119.00	2/22/2021
	250	(2)	500	(4)	189.00	2/14/2022
							100	(5)	56
							200	(6)	112
							171	(7)	96
										211	(8)	118
Scott L.N. Davidson
							1,451	(9)	813
							1,950	(9)	1,092
Alfred J. Dilmore	116	(2)	59	(3)	119.00	2/22/2021
	166	(2)	334	(4)	189.00	2/14/2022
							24	(5)	13
							134	(6)	75

(1)

The market or payout value is computed by multiplying the closing market price of a Common Share on December 31, 2018 on the OTCQB of $0.56 by the number of shares or units of stock or the amount of equity incentive plan awards, respectively.

(2)	These Share Appreciation Rights (“SARs”) are fully vested.
(3)	These SARs vested on February 22, 2019.
(4)	These SARS vest in two equal annual installments on February 14, 2019, which are now vested, and February 14, 2020.
(5)	These restricted Common Share awards vest on February 22, 2019, which are now vested.
(6)	These restricted Common Share awards vest in two equal annual installments on February 14, 2019, which are now vested, and February 14, 2020.
(7)	These restricted Common Share awards vest in three equal annual installments on April 26, 2019, which are now vested, April 26, 2020 and April 26, 2021.
(8)

These PSUs are earned over a three year performance period ending December 31, 2019, with 50% of the awards vesting at the end of that three year period and the remaining 50% vesting over an additional one year time vesting period. The unvested number of awards assumes performance at the threshold level. The actual number of units earned based on actual performance ranges from 0% to 150% of target. These PSUs were performing below threshold at December 31, 2018 and no awards will vest if that continues through December 31, 2019.

(9)

These restricted Common Share awards vest on December 20, 2019. The continued employment by, or other relationship with, RAIT of Mr. Davidson is not a condition to the vesting of these awards and so the vesting primarily relates to the lifting of restrictions on Mr. Davidson’s ability to sell, transfer, pledge, hypothecate, assign or otherwise dispose of these Common Shares.

Potential Payments on Termination or Change-In-Control

As noted under “Executive Compensation—Narrative to Summary Compensation Table—Employment Agreements,” we have entered into employment agreements with our Named Executive Officers and supplemental agreements with our Named Executive Officers whose employment with RAIT has terminated. These agreements provide for payments and other benefits if a named executive’s employment with us is terminated under circumstances specified in his respective agreement. A Named Executive Officer’s rights upon the termination of his employment will depend upon the circumstances of the termination. The tables below summarize these rights and the amount of any payments and benefits due under the circumstances specified for the named executive indicated.

John J. Reyle

As described above, RAIT and Mr. Reyle have entered into the 2018 JR Employment Agreement, provisions of which relating to potential payments on termination or change-in-control are described below.

Under the 2018 JR Employment Agreement, if Mr. Reyle’s employment ends for any reason, RAIT will pay accrued salary, bonuses and incentive payments already earned but not paid (including any pro rata bonus awarded for the year of termination), and other existing obligations. The JR Employment Agreement does not provide for any payment to Mr. Reyle upon any change in control of RAIT without a termination of employment.

If Mr. Reyle’s employment is terminated without “cause” or he resigns for “good reason” during the term of the employment agreement, and he executes and does not revoke a mutual release, he will receive: (a) a lump sum cash payment equal to 1.5 times the sum of (x) Mr. Reyle’s base salary, as in effect immediately prior to his termination of employment and (y) the average annual cash bonus Mr. Reyle received for and applicable to RAIT’s three completed fiscal years immediately prior to Mr. Reyle’s last day of employment (or, if he was not employed for the entire period covered by such fiscal years, the average annual cash bonus Mr. Reyle received for and applicable to those completed fiscal years of RAIT for which he was employed for the entire fiscal year); (b) a lump sum cash payment equal to a pro rata portion of Mr. Reyle’s target annual cash bonus (the “JR Cash Bonus”) for and applicable to the fiscal year of his termination (or, in the absence of a target bonus opportunity for and applicable to the fiscal year of his termination, the lump sum cash payment will be equal to a pro rata portion of the average annual cash bonus Mr. Reyle received for RAIT’s three completed fiscal years immediately prior to Mr. Reyle’s last day of employment or, in the event that Mr. Reyle was not employed for the entire period covered by the three completed fiscal years of RAIT immediately prior to his termination, the cash bonus will be calculated on the basis of the annual cash bonus received for and applicable to those completed fiscal years of RAIT for which he was employed for the entire fiscal year), and (c) for a period of 18 months following the date of termination, Mr. Reyle will continue to receive the medical coverage in effect at the date of his termination (or generally comparable coverage) for himself and, where applicable, his spouse and dependents, at the same premium rate as may be charged from time to time for employees generally, as if Mr. Reyle had continued in employment with RAIT during such period. For the avoidance of doubt, neither non-renewal of the JR Employment Agreement by either party nor the expiration of the term of the JR Employment Agreement will entitle Mr. Reyle to the foregoing payments and benefits set forth in this paragraph. Upon (1) a termination without cause by RAIT, (2) RAIT elects not to renew Mr. Reyle’s Employment Term, or (3) a resignation for good reason by Mr. Reyle, all outstanding equity-based compensation awards that are not intended to qualify as “performance-based compensation” under Section 162(m)(4)(C) of the IRC will become fully vested, immediately exercisable and any restrictions thereon will lapse, as the case may be; provided, that any delays in the settlement or payment of such awards that are set forth in the applicable award agreement and that are required under Section 409A of the IRC will remain in effect, and all outstanding equity-based compensation awards that are intended to constitute “performance-based compensation” under Section 162(m)(4)(C) of the IRC will remain outstanding and will vest or be forfeited in accordance with the terms of the applicable award agreements, if the applicable performance goals are satisfied.

If Mr. Reyle does not provide a release, he is entitled to receive only the amount due to him under the RAIT’s then current severance pay plan for employees, if any. RAIT does not currently have a severance plan applicable to its executive officers that does not require the execution of a release and any payment under such plan would be less than the payment provided upon delivery of a release under the JR Employment Agreement.  As a result, only the payments provided by the JR Employment Agreement in these circumstances are reflected in the chart below. No other payments or benefits are due to Mr. Reyle under the JR Agreement, although he is entitled to any benefits accrued and earned in accordance with the terms of any applicable benefit plans and programs of RAIT.

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

The table below summarizes these rights and the amount of any payments and benefits that would have been due under the indicated circumstances for Mr. Reyle assuming the circumstances occurred as of December 31, 2018:

	Resignation without Good Reason (1)	Termination with Cause (1)	Termination without Cause (1)	Resignation for Good Reason (1)	Disability (1)(2)	Death (1)(2)
Bonus for Prior Periods (3)	$547,563	$—	$547,563	$547,563	$547,563	$547,563
Severance Payment (4)	$—	$—	$1,373,782	$1,373,782	$—	$—
Stock Vesting (5)	$—	$—	$148	$148	$148	$148
Medical Coverage (6)	$—	$—	$35,301	$35,301	$—	$—
Total	$547,563	$—	$1,956,793	$1,956,793	$547,711	$547,711
(1)

We have assumed no unpaid salary at December 31, 2018. In any instance of his employment being terminated, Mr. Reyle would be entitled to any base salary that was accrued and unpaid as of the date of his termination.

(2)

Assumes Mr. Reyle executes and does not revoke a written mutual release with RAIT acceptable to RAIT. Without this release, Mr. Reyle would only be entitled to amounts due under RAIT’s severance pay plan, if any. As of December 31, 2018 RAIT, did not have a severance pay plan applicable to any executive officer that does not require the execution of a release and which would result in a lower payment than that reflected in the chart.

(3)

For purposes of this table, we have assumed that the three year period immediately prior to a termination of employment at December 31, 2018 related to the years 2016, 2017 and 2018 and that Mr. Reyle received the bonuses earned for such period prior to termination. Mr. Reyle would be entitled to a pro rata bonus earned through the date of termination, calculated based on the bonus earned in the prior year, pro-rated for the number of days he was employed by RAIT in the year of his termination. For purposes of this table, the termination date is assumed to be the last day of the year, so the pro-ration is 100%.

(4)

Equal to 1.5 times the sum of (x) Mr. Reyle’s base salary as in effect immediately prior to the assumed date of his termination of employment and (y) the average annual cash bonus Mr. Reyle received for the three year period immediately prior to the assumed date of his termination of employment.

(5)

Upon (1) a termination without cause by RAIT, (2) RAIT elects not to renew Mr. Reyle’s employment term, or (3) a resignation for good reason by Mr. Reyle, all outstanding equity-based compensation awards that are not intended to operate in a manner substantially similar to “performance-based compensation” under Section 162(m)(4)(C) of the IRC (whether or not meeting timing and other requirements thereof) shall become fully vested, immediately exercisable and any restrictions thereon shall lapse, as the case may be; provided, that any delays in the settlement or payment of such awards that are set forth in the applicable award agreement and that are required under Section 409A of the IRC shall remain in effect, and all outstanding equity-based compensation awards that are intended to operate in a manner substantially similar to “performance-based compensation” under Section 162(m)(4)(C) of the IRC (whether or not meeting timing and other requirements thereof) under Section 162(m)(4)(C) of the IRC shall remain outstanding and shall vest or be forfeited in accordance with the terms of the applicable award agreements, if the applicable performance goals are satisfied. Mr. Reyle would immediately vest in 264 shares of restricted stock that were unvested at December 31, 2018. The stock priced used in valuing these awards was our closing stock price of $0.56 on December 31, 2018.

(6)	Mr. Reyle would be entitled to continuation of his medical coverage for a period of 18 months following the date of termination.

Additionally, upon termination, Mr. Reyle would have vested in certain ancillary benefits provided to all employees, including the vested portion of our matching contributions to his 401(k) account.

Scott L.N. Davidson

As previously reported, on February 21, 2018, Mr. Davidson, pursuant to his employment agreement with RAIT (the “SD Employment Agreement”), provided 60 days prior written notice to the Board of his intent to resign from his employment with RAIT for “Good Reason” (as defined in the SD Employment Agreement). RAIT and Mr. Davidson each reserved their respective rights under the SD Employment Agreement as to whether Mr. Davidson had “Good Reason” to resign his employment,  and agreed to waive the 60 day notice period pursuant to a Separation Agreement entered into between Mr. Davidson and RAIT as of February 27, 2018 (the “SD Separation Agreement”). Under the SD Separation Agreement, Mr. Davidson’s employment with RAIT terminated effective February 28, 2018, at which time he also resigned as a member of the Board. Pursuant to the SD Separation Agreement, Mr. Davidson was paid $720,000, which was the estimated amount of the 2017 annual cash bonus to which he would have been entitled had he remained employed during the 60 day notice period.  The SD Separation Agreement terminated the SD Employment Agreement, except for such covenants that survive such termination, subject to RAIT and Mr. Davidson having each reserved their respective rights under the SD Employment Agreement as to whether Mr. Davidson had “Good Reason” to resign his employment. On May 16, 2018, Mr. Davidson filed a demand for arbitration claiming that RAIT breached the SD Employment Agreement and violated the Pennsylvania Wage Payment and Collection Law by refusing and failing to pay him the severance and other benefits provided for under the SD Employment Agreement.  Mr. Davidson alleged that the value of his claim was $8,443,807.59.  As previously reported, on December 21, 2018, Mr. Davidson, as claimant, and RAIT and certain current and former Trustees of RAIT, as respondents, entered into a Settlement Agreement and General Release (the “SD Settlement Agreement”), which was intended by the parties thereto to resolve any and all claims arising out of Mr. Davidson’s employment with RAIT and separation therefrom.  The SD Settlement Agreement includes the following terms and conditions, among others:

•

A general release by Mr. Davidson of respondents for any claims, including, without limitation any and all claims arising from, involving, or relating to the subject matter of the arbitration, and a release, subject to defined exceptions, by respondents of Mr. Davidson for any claims actually known as of the signing date by any of the individuals currently serving as RAIT officers listed in the SD Settlement Agreement.

•

RAIT delivered to Mr. Davidson and counsel for Mr. Davidson payment totaling $1,825,000 (the “Settlement Amount”) allocated as follows: (a) $1,605,000.00, less applicable withholdings, payable to Mr. Davidson, and (b) $220,000 payable to Mr. Davidson’s counsel.

Alfred J. Dilmore

Under the 2018 AD Employment Agreement, if Mr. Dilmore’s employment ends for any reason, RAIT will pay accrued salary, bonuses and incentive payments already earned but not paid (including any pro rata bonus awarded for the year of termination), and other existing obligations.  The 2018 AD Employment Agreement does not provide for any payment to Mr. Dilmore upon any change in control of RAIT without a termination of employment.

If Mr. Dilmore’s employment is terminated without “cause” or he resigns for “good reason” during the term of the employment agreement, and he executes and does not revoke a mutual release, he will receive: (a) a lump sum cash payment equal to 1.5 times the sum of

(x) Mr. Dilmore’s base salary, as in effect immediately prior to his termination of employment and (y) the average annual cash bonus Mr. Dilmore received for and applicable to RAIT’s three completed fiscal years immediately prior to Mr. Dilmore’s last day of employment (or, if he was not employed for the entire period covered by such fiscal years, the average annual cash bonus Mr. Dilmore received for and applicable to those completed fiscal years of RAIT for which he was employed for the entire fiscal year); (b) a lump sum cash payment equal to a pro rata portion of Mr. Dilmore’s target annual cash bonus (the “AD Cash Bonus”) for and applicable to the fiscal year of his termination (or, in the absence of a target bonus opportunity for and applicable to the fiscal year of his termination, the lump sum cash payment will be equal to a pro rata portion of the average annual cash bonus Mr. Dilmore received for RAIT’s three completed fiscal years immediately prior to Mr. Dilmore’s last day of employment or, in the event that Mr. Dilmore was not employed for the entire period covered by the three completed fiscal years of RAIT immediately prior to his termination, the cash bonus will be calculated on the basis of the annual cash bonus received for and applicable to those completed fiscal years of RAIT for which he was employed for the entire fiscal year), and (c) for a period of 18 months following the date of termination, Mr. Dilmore will continue to receive the medical coverage in effect at the date of his termination (or generally comparable coverage) for himself and, where applicable, his spouse and dependents, at the same premium rate as may be charged from time to time for employees generally, as if Mr. Dilmore had continued in employment with RAIT during such period. For the avoidance of doubt, neither non-renewal of the AD Employment Agreement by either party nor the expiration of the term of the AD Employment Agreement will entitle Mr. Dilmore to the foregoing payments and benefits set forth in this paragraph. Upon (1) a termination without cause by RAIT, (2) RAIT elects not to renew Mr. Dilmore’s employment term, or (3) a resignation for good reason by Mr. Dilmore, all outstanding equity-based compensation awards that are not intended to qualify as “performance-based compensation” under Section 162(m)(4)(C) of the IRC will become fully vested, immediately exercisable and any restrictions thereon will lapse, as the case may be; provided, that any delays in the settlement or payment of such awards that are set forth in the applicable award agreement and that are required under Section 409A of the IRC will remain in effect, and all outstanding equity-based compensation awards that are intended to constitute “performance-based compensation” under Section 162(m)(4)(C) of the IRC will remain outstanding and will vest or be forfeited in accordance with the terms of the applicable award agreements, if the applicable performance goals are satisfied.

If Mr. Dilmore does not provide a release, he is entitled to receive only the amount due to him under the RAIT’s then current severance pay plan for employees, if any. RAIT does not currently have a severance plan applicable to its executive officers that does not require the execution of a release and any payment under such plan would be less than the payment provided upon delivery of a release under the AD Employment Agreement.  As a result, only the payments provided by the AD Employment Agreement in these circumstances are reflected in the chart below. No other payments or benefits are due to Mr. Dilmore under the AD Agreement, although he is entitled to any benefits accrued and earned in accordance with the terms of any applicable benefit plans and programs of RAIT.

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

“Cause” and “Good Reason” are each defined in the 2018 AD Employment Agreement in the corresponding manner as in the 2018 JR Employment Agreement.  The 2018 AD Employment Agreement has provisions restricting Mr. Dilmore regarding non-competition, non-solicitation, protection of RAIT’s intellectual property, maintaining confidentiality corresponding to those in the 2018 JR Employment Agreement.

The table below summarizes these rights and the amount of any payments and benefits that would have been due under the indicated circumstances for Mr. Dilmore assuming the circumstances occurred as of December 31, 2018:

	Resignation without Good Reason (1)	Termination with Cause (1)	Termination without Cause (1)	Resignation for Good Reason (1)(2)	Disability (1)(2)	Death (1)(2)
Bonus for Prior Periods (3)	$410,672	$—	$410,672	$410,672	$410,672	$410,672
Severance Payment (4)	$—	$—	$862,836	$862,836	$—	$—
Stock Vesting (5)	$—	$—	$88	$88	$88	$88
Medical Coverage (6)	$—	$—	$35,301	$35,301	$—	$—
Total	$410,672	$—	$1,308,897	$1,308,897	$410,760	$410,760

(1)

We have assumed no unpaid salary at December 31, 2018. In any instance of his employment being terminated, Mr. Dilmore would be entitled to any base salary that was accrued and unpaid as of the date of his termination.

(2)

Assumes Mr. Dilmore executes and does not revoke a written mutual release with RAIT acceptable to RAIT. Without this release, Mr. Dilmore would only be entitled to amounts due under RAIT’s severance pay plan, if any. As of December 31, 2018 RAIT, did not have a severance pay plan applicable to any executive officer that does not require the execution of a release and which would result in a lower payment than that reflected in the chart.

(3)

For purposes of this table, we have assumed that the three year period immediately prior to a termination of employment at December 31, 2018 related to the years 2016, 2017 and 2018 and that Mr. Dilmore received the bonuses earned for such period prior to termination. Mr. Dilmore would be entitled to a pro rata bonus earned through the date of termination, which calculated based on the bonus earned in the prior year, pro-rated for the number of days he was employed by RAIT in the year of his termination. For purposes of this table, the termination date is assumed to be the last day of the year, so the pro-ration is 100%.

(4)

Equal to 1.5 times the sum of (x) Mr. Dilmore’s base salary as in effect immediately prior to the assumed date of his termination of employment and (y) the average annual cash bonus Mr. Dilmore received for the three year period immediately prior to the assumed date of his termination of employment.

(5)

Upon (1) a termination without cause by RAIT, (2) RAIT elects not to renew Mr. Dilmore’s employment term, or (3) a resignation for good reason by Mr. Dilmore, all outstanding equity-based compensation awards that are not intended to operate in a manner substantially similar to “performance-based compensation” under Section 162(m)(4)(C) of the IRC (whether or not meeting timing and other requirements thereof) shall become fully vested, immediately exercisable and any restrictions thereon shall lapse, as the case may be; provided, that any delays in the settlement or payment of such awards that are set forth in the applicable award agreement and that are required under Section 409A of the IRC shall remain in effect, and all outstanding equity-based compensation awards that are intended to operate in a manner substantially similar to “performance-based compensation” under Section 162(m)(4)(C) of the IRC (whether or not meeting timing and other requirements thereof) under Section 162(m)(4)(C) of the IRC shall remain outstanding and shall vest or be forfeited in accordance with the terms of the applicable award agreements, if the applicable performance goals are satisfied. Mr. Dilmore would immediately have vested in 158 shares of restricted stock that were unvested at December 31, 2018.  The stock priced used in valuing these awards was our closing stock price of $0.56 on December 31, 2018.

(6)	Mr. Dilmore would be entitled to continuation of his medical coverage for a period of 18 months following the date of termination.

Additionally, upon termination, Mr. Dilmore would have vested in certain ancillary benefits provided to all employees, including the vested portion of our matching contributions to his 401(k) account.

Glenn Riis

On March 13, 2018, Mr. Riis and RAIT entered into a separation agreement (the “GR Separation Agreement”) terminating Mr. Riis’ employment as CCRO of RAIT.  Pursuant to the GR Separation Agreement, RAIT made a $525,000 severance payment to Mr. Riis.  The GR Separation Agreement also provided that RAIT released Mr. Riis from the non-competition covenants in the GR Employment Agreement that would otherwise survive the termination of his employment, while the remaining provisions relating to non-solicitation of RAIT customers, employees and consultants, intellectual property, confidentiality, and equitable relief would remain in full force and effect.  The GR Separation Agreement terminated Mr. Riis employment agreement with RAIT, except for such covenants that survived such termination.

Trustee Compensation

In carrying out the 2018 strategic steps described in the Original Form 10-K, the Board, upon the recommendation of the Nominating Committee, determined to reduce the size of the Board from ten to five by nominating RAIT’s five current Trustees, Michael J. Malter, Justin P. Klein, John J. Reyle, Jon C. Sarkisian and Thomas D. Wren, for election to the Board at the Annual Meeting.  RAIT’s shareholders elected Messrs. Malter, Klein, Reyle, Sarkisian and Wren to serve on the Board at the Annual Meeting. Prior to the Annual Meeting, the Compensation Committee of the Board (the “Compensation Committee”) also determined to transition Trustee compensation from an annual basis to an annual meeting to annual meeting basis. For the period from January 1, 2018 through the Annual Meeting, the Compensation Committee approved the following cash compensation for each non-employee Trustee of RAIT:

•	An annual cash retainer of $50,000 payable in four quarterly installments of $12,500.
•

With respect to the members of the Audit Committee, an additional annual cash fee of $20,000 for the chairman payable in four quarterly installments and an additional annual cash fee of $10,000 for each other member of the Audit Committee payable in four quarterly installments.

•

With respect to the members of the Compensation Committee, an additional annual cash fee of $20,000 for the chairman payable in four quarterly installments and an additional annual cash fee of $10,000 for each other member of the Compensation Committee payable in four quarterly installments.

•

With respect to the members of the Nominating Committee, an additional annual cash fee of $6,000 for the chairman payable in four quarterly installments and an additional annual cash fee of $3,000 for each other member of the Nominating Committee payable in four quarterly installments.

•

With respect to the members of the Risk Management Committee, an additional annual cash fee of $12,000 for the chairman payable in four quarterly installments and an additional annual cash fee of $6,000 for each other member of the Risk Management Committee payable in four quarterly installments.

•

With respect to the members of the Special Committee, an additional monthly cash fee of $10,000 for the chairman and an additional monthly cash fee of $8,750 for each other member of the Special Committee.

•

With respect to the independent Chairman of the Board, Mr. Malter (the “Chairman”), the Chairman was paid an additional amount based on an annual cash retainer of $150,000 payable in quarterly installments until February 26, 2018. On February 26, 2018 in connection with approving the 2018 strategic steps, RAIT entered into a previously disclosed Non-Executive Chairman Agreement (the “Prior Chairman Agreement”) with the Chairman. Under the Prior Chairman Agreement, Mr. Malter assumed additional responsibilities as the independent, non-executive Chairman of the Board in connection with RAIT’s on-going assessment of its financial performance and financial needs. As compensation for his performance of these additional responsibilities, Mr. Malter received an additional monthly fee in the amount of $62,500. Mr. Malter also received a cash payment in the amount of $75,000 for the pro-rated portions of accrued but unpaid compensation due to him for his service as Chairman prior to the effective date of the Prior Chairman Agreement. The Board approved entering into the Chairman Agreement upon the joint recommendation of the Compensation Committee and the Nominating Committee.

•	The Compensation Committee determined not to make awards to non-management Trustees under the Incentive Award Plan for 2018.

After the Annual Meeting, the Compensation Committee approved the following cash compensation for each non-employee Trustee of RAIT for the period from the Annual Meeting through the 2019 Annual Meeting of RAIT’s Shareholders:

•	An annual cash retainer of $50,000 payable in four quarterly installments of $12,500.
•

With respect to the members of the Audit Committee, an additional annual cash fee of $20,000 for the chairman payable in four quarterly installments and an additional annual cash fee of $10,000 for each other member of the Audit Committee payable in four quarterly installments.

•

With respect to the members of the Compensation Committee, an additional annual cash fee of $20,000 for the chairman payable in four quarterly installments and an additional annual cash fee of $10,000 for each other member of the Compensation Committee payable in four quarterly installments.

•

With respect to the members of the Nominating Committee, an additional annual cash fee of $6,000 for the chairman payable in four quarterly installments and an additional annual cash fee of $3,000 for each other member of the Nominating Committee payable in four quarterly installments.

•

With respect to the members of the Risk Management Committee, an additional annual cash fee of $6,000 for the chairman payable in four quarterly installments and an additional annual cash fee of $3,000 for each other member of the Risk Management Committee payable in four quarterly installments.

•

With respect to the members of the Special Committee of the Board (the “Special Committee”), as the Special Committee has been terminated by the Board, compensation for the members of the Special Committee ceased as of the Annual Meeting.

•

After the Annual Meeting, the Board, upon the recommendation of the Nominating Committee and with the approval of the Compensation Committee, re-elected Mr. Malter to continue to serve as the independent, non-executive Chairman of the Board for a term continuing until the adjournment of RAIT’s 2019 Annual Meeting of Shareholders and approved amending and restating the Prior Chairman Agreement (the “A&R Chairman Agreement”) to update Mr. Malter’s additional responsibilities and reduce his annualized compensation from the $750,000 provided under the Prior Chairman Agreement to $500,000, payable semi-monthly. On July 19, 2018, RAIT and Mr. Malter entered into the A&R Chairman Agreement.

•	The Compensation Committee has deferred consideration of whether, and, if so, when, to make awards to non-management Trustees under the Incentive Award Plan for 2019.

Mr. Reyle, RAIT’s CEO, President and General Counsel, receives no additional compensation from RAIT for his service on the Board.  The following table sets forth information regarding the compensation paid or accrued by RAIT during 2018 to each of our non-employee Trustees:

Trustee Compensation in 2018

Name	Fees Earned or Paid in Cash ($)	Total ($)
Andrew Batinovich (1)	26,168	26,168
Frank A. Farnesi (2)	30,405	30,405
S. Kristin Kim (2)	35,369	35,369
Justin P. Klein	122,432	122,432
Nancy Jo Kuenstner (2)	39,227	39,227
Michael J. Malter	713,213	713,213
Jon C. Sarkisian	82,997	82,997
Andrew M. Silberstein (1)	26,168	26,168
Murray Stempel III (2)	37,576	37,576
Thomas D. Wren	138,170	138,170
	1,251,724	1,251,724

(1)	As previously reported, this Trustee resigned from the Board effective June 27, 2018.
(2)	As previously reported, the term of this Trustee on the Board ended at the Annual Meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information regarding RAIT’s equity compensation plans as of December 31, 2018. The table reflects the Reverse Stock Split.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		(b) Weighted Average Exercise Price of Outstanding Options Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders	635	(1)	$274.90	77,681	(2)
Equity compensation plans not approved by security holders	-		n/a	-
Total	635			77,681
(1)

Includes 635 PSUs issued in 2017, which remained subject to forfeiture at December 31, 2018. The terms of the PSUs are described above under “Outstanding Equity Awards at 2018 Fiscal Year-End.” The weighted average exercise price in column (b) reflects the SARs described below in this footnote and does not take the PSUs into account. The number of PSUs reflects the maximum number of Common Shares to be awarded if the maximum criteria is achieved. All outstanding SARs have been excluded since the exercise price of all outstanding SARs is above the OTCQB closing price on December 31, 2018 of $0.56 per Common Share. The excluded outstanding SARs are comprised of (a) 6,102 SARs awarded January 29, 2014 with an exercise price of $414.50; (b) 8,732 SARs awarded February 10, 2015 with an exercise price of $361.50; (c) 6,293 SARs awarded February 22, 2016 with an exercise price of $119.00; (d) 7,300 SARs awarded February 14, 2017 with an exercise price of $189.00. The Compensation Committee has elected to settle vested outstanding SARs in Common Shares to the extent Common Shares are available under the Incentive Award Plan and not reserved for issuance under other grants under the Incentive Award Plan and evaluates whether to settle any SARs that are vesting in cash or Common Shares as needed. The Compensation Committee will settle SARs in cash to the extent Common Shares are not available under the Incentive Award Plan and so the maximum number of Common Shares issuable under these SARs will not exceed the number of Common Shares then available for issuance under the Incentive Award Plan and not reserved for issuance under other grants under the Incentive Award Plan. Excludes 6,861 restricted Common Share awards that remained subject to forfeiture or other restrictions at December 31, 2018 because they are neither to be issued upon exercise of outstanding options, warrants and rights nor available for future issuance.

(2)

Assumes the reduction of the number of Common Shares remaining issuable under the Incentive Award Plan at December 31, 2018 by a number of the Common Shares reported in column (a). The Compensation Committee periodically establishes a reserve for the number of Common Shares issuable with respect to the vested outstanding SARs based on the number of vested SARs at the relevant time and estimated market prices and the number of Common Shares issuable under the Incentive Award Plan is reduced only by the reserves established by the Compensation Committee.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage owned by each person who, to the knowledge of RAIT as of the date of the report referenced in the footnotes to the table, is the beneficial owner of more than 5% of the outstanding voting securities of RAIT.  RAIT believes only its Common Shares are voting securities.  RAIT’s preferred shares of beneficial interest, par value $0.01 per share (the “Preferred Shares”) have limited voting rights in limited circumstances set forth in their respective articles supplementary, none of which are currently met, and no Preferred Shares are convertible into Common Shares.  As a result, RAIT is not reporting any person who, to the knowledge of RAIT, is the beneficial owner of more than 5% of any series of RAIT’s outstanding Preferred Shares.  This information is reported in accordance with the beneficial ownership rules of the SEC under which a person is deemed to be the beneficial owner of a security if that person has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days. Common Shares issuable pursuant to warrants or convertible notes are deemed to be outstanding for purposes of computing the percentage ownership of the person or group holding such options or warrants but are not deemed to be outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated in footnotes to the table, each person listed has sole voting and dispositive power with respect to the securities owned by such person.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Shares	Charles Frischer	288,100 (1)	15.6%
Common Shares	Tiptree Financial Inc.	133,127 (2)	7.2%

(1)

Information obtained from the Schedule 13D/A filed by Charles L. Frischer and the Libby Frischer Family Partnership (“LFFP”), an entity that Mr. Frischer is the general partner of, with the SEC on December 31, 2018. Charles L. Frischer reports having sole voting power and sole dispositive power with respect to 288,100 Common Shares.  LFFP reports having sole voting power and sole dispositive power with respect to 133,408 Common Shares. The principal business address of Charles L. Frischer and LFFP is 4404 52nd Avenue NE, Seattle, WA 98105.

(2)

Information obtained from the Schedule 13D/A filed by Tiptree Financial Inc. (“Tiptree”) with the SEC on August 16, 2018. Tiptree reports having sole voting power and sole dispositive power with respect to 133,127 Common Shares. The principal business address of Tiptree is 780 Third Avenue, 21st Floor, New York, NY 10017.

The following tables set forth the number and percentage owned as of April 22, 2019, to the best of our knowledge (which, as to Named Executive Officers who have departed from RAIT, is based on their responses to our inquiries made in April 2019 prior to the filing of this Amendment), by each of our present Trustees, each of our present Named Executive Officers, as defined in “Executive Officer Compensation” below, and all of our present executive officers (whether or not deemed to be Named Executive Officers) and Trustees as a group of:

•	Common Shares;
•	7.75% Series A cumulative redeemable preferred shares of beneficial interest, par value $0.01 per share (“Series A Preferred Shares”);
•	8.375% Series B cumulative redeemable preferred shares of beneficial interest, par value $0.01 per share (“Series B Preferred Shares”); or
•	8.875% Series C cumulative redeemable preferred shares of beneficial interest, par value $0.01 per share (“Series C Preferred Shares”);

This information is reported in accordance with the beneficial ownership rules of the SEC under which a person is deemed to be the beneficial owner of a security if that person has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days. Common Shares issuable pursuant to vested options, warrants or share appreciation rights, or SARs, are deemed to be outstanding for purposes of computing the percentage ownership of the person or group holding such options or warrants but are not deemed to be outstanding for purposes of computing the percentage ownership of any other person. With respect to vested SARs, the number of net Common Shares issuable is based on the closing price of our Common Shares on April 22, 2019 of $1.28. Unless otherwise indicated in footnotes to the table, each person listed has sole voting and dispositive power with respect to the securities owned by such person.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Common Shares	Trustees:
	Michael J. Malter	2,690		*
	Justin P. Klein	245		*
	Jon C. Sarkisian	1,664		*
	Thomas D. Wren	1,367		*

	Named Executive Officers:
	John J. Reyle	792	(3)	*
	Scott L.N. Davidson (Former CEO)	3,401	(1)	*
	Alfred J. Dilmore	172	(2)	*
	Glenn Riis (Former CCRO)	644	(4)	*

	All trustees and executive officers as a group:
	(8 persons)	10,975		0.6%
*	Does not exceed 1%
(1)	Includes 3,401 of Mr. Davidson’s unvested restricted common shares.
(2)

Includes 65 common shares directly held by Mr. Dilmore and 107 unvested restricted common shares. Excludes vested SARs and SARs that may vest within 60 days of April 22, 2019 since the exercise price of such SARs is above the closing price of our common shares on April 22, 2019  of $1.28.

(3)

Includes 521 common shares directly held by Mr. Reyle, and 271 unvested restricted common shares.  Excludes vested SARs and SARs that may vest within 60 days of April 22, 2019 since the exercise price of such SARs is above the closing price of our common shares on April 22, 2019 of $1.28. Excludes 635 unvested 2017 PSUs.

(4)	Includes 644 common shares directly held by Mr. Riis.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Series A Preferred Shares	Trustees:
	Michael J. Malter	3,100	*
	Justin P. Klein	-	-
	Jon C. Sarkisian	-	-
	Thomas D. Wren	-	-

Named Executive Officers:
	John J. Reyle	-	-
	Scott L.N. Davidson (Former CEO)	-	*
	Alfred J. Dilmore		*
Glenn Riis (Former CCRO)

All trustees and executive officers as a group:
	(8 persons)	3,100	*
*	Does not exceed 1%

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Series B Preferred Shares	Trustees:
	Michael J. Malter	3,400	*
	Justin P. Klein	-	-
	Jon C. Sarkisian	-	-
	Thomas D. Wren	-	-

Named Executive Officers:
	John J. Reyle	-	-
	Scott L.N. Davidson (Former CEO)	-	-
	Alfred J. Dilmore	-	-
	Glenn Riis (Former CCRO)	-	-

All trustees and executive officers as a group:
	(8 persons)	-	*
*	Does not exceed 1%

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Series C Preferred Shares	Trustees:
	Michael J. Malter	-	-
	Justin P. Klein	-	-
	Jon C. Sarkisian	-	-
	Thomas D. Wren	-	-
		-	-
	Named Executive Officers:	-	-
	John J. Reyle	-	-
	Scott L.N. Davidson (Former CEO)	-	-
	Alfred J. Dilmore	-	-
	Glenn Riis (Former CCRO)	-	-

All trustees and executive officers as a group:
	(8 persons)	-	-

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND TRUSTEE INDEPENDENCE

Relationships and Related Party Transactions

In the ordinary course of our business operations, we have ongoing relationships and have engaged in transactions with the related entities described below. We describe in this section relationships or transactions since January 1, 2017 in which the amount involved exceeds the lesser of $120,000 or one percent of the average of RAIT’s total assets at December 31, 2018 for its last two completed fiscal years, which equals approximately $12.6 million.  All of the amounts below under this caption are in thousands, except share and per share amounts.

Almanac Realty

On June 27, 2018, the purchase agreement that previously provided for Andrew M. Silberstein to serve as a trustee on our board was terminated as part of the Redemption and Exchange Agreement that was entered into with ARS VI Investor I, LP (f/k/a ARS VI Investor I, LLC (the “Investor”) on June 27, 2018.  As part of the Redemption and Exchange Agreement, Mr. Silberstein resigned as a trustee.  While Mr. Silberstein was a trustee, his trustee fees were paid to the Investor.  Mr. Silberstein is an equity owner of Almanac and an officer of the Investor and holds indirect equity interests in the Investor. The transactions completed pursuant to the purchase agreement are described in Note 9-Series D Preferred Shares in RAIT’s audited financial statements contained in the Original Form 10-K.  Subsequent to June 27, 2018, Almanac is not considered a related party.

Ballard Spahr LLP

As of June 27, 2017, Justin P. Klein has been appointed as a trustee on our board of trustees.  Mr. Klein is a partner at Ballard Spahr. RAIT has paid Ballard Spahr $134 during the year ended December 31, 2017 and $88 during the year ended December 31, 2018 for legal counsel related to various matters. The approximate dollar value of Mr. Klein’s interest in these fees was less than $1 for the year ended December 31, 2017 and less than $1 for the year ended December 31, 2018, based on Mr. Klein’s Ballard Spahr partnership interest.

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

Highland Capital Management, L.P.

On May 26, 2017, RAIT entered into a previously disclosed cooperation agreement with Highland Capital Management, L.P. and its affiliates (“Highland”), which remains in effect.

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

Other

On December 20, 2016, Scott F. Schaeffer resigned from his position as CEO of RAIT and became the full-time CEO of IRT.  On the same date, Mr. Schaeffer entered into a one year consulting agreement with RAIT for which he received compensation of $375.  For the year ended December 31, 2017, $375 was earned and paid related to this consulting agreement, which is reflected in general and administrative expenses in our consolidated statements of operations. In accordance with the Memorandum of Understanding dated September 26, 2016, which memorialized the terms of Mr. Schaeffer’s resignation, RAIT granted Mr. Schaeffer 150,000 unvested shares of common stock on December 23, 2016, and made a $500 cash payment in January 2017.  The shares vested 50% on the six month anniversary and 50% on the one year anniversary of the grant date.

Effective March 31, 2017, James J. Sebra resigned from his position as CFO and Treasurer of RAIT and became the full-time CFO of IRT. In accordance with the Memorandum of Understanding dated September 26, 2016, which memorialized the terms of Mr. Sebra’s resignation, he was owed a cash bonus, payable in 2017, equal to 25% of his cash bonus for the year ended December 31, 2016.  During the year ended December 31, 2017, this bonus of $110 was paid.

Trustee Independence

RAIT’s trust governance guidelines (the “Trust Governance Guidelines”) provide that, at all times, a majority of the Board must be comprised of persons who shall be independent within the meaning of the Independence Standards (the “Independence Standards”) set forth in the Trust Governance Guidelines.  The Trust Governance Guidelines are available on our website at http://www.rait.com. Among the requirements in our Independence Standards is the requirement that the Trustee must meet all applicable requirements for independence under the listing standards of the primary exchange on which the Common Shares trade and that the Trustee must be an independent Trustee as that term is defined in our declaration of trust.   While RAIT’s securities are not currently listed on any national securities exchange since RAIT’s securities were delisted from the NYSE in December 2018, the Board, upon the recommendation of the Nominating Committee, has determined to continue to require Trustees to meet the NYSE definition of independence for the Board to consider them to be an independent Trustee and to require Trustees serving on any committee of the Board to meet any NYSE independence standards relevant to service on such committee of the Board.

SEC disclosure rules require disclosure of each independent Trustee nominee as well as any independent Trustee who served on the Board during any part of 2018.  The Board has determined that Mr. Malter, Mr. Klein, Mr. Sarkisian and Mr. Wren each satisfy the Independence Standards, including the requirements for independence set out in Section 303A.02 of the rules of the NYSE, and that each of these Trustees has no material relationships with RAIT (other than being a Trustee and/or a shareholder of RAIT).  Also, the Board determined that each of Frank A. Farnesi, S. Kristin Kim, Nancy Jo Kuenstner and Murray Stempel, III, former Trustees on the Board whose terms of service on the Board ended at the Annual Meeting, satisfied these Independence Standards when they served on the Board.  At all times during the periods referenced in this Amendment, the Board has had a majority of Trustees who satisfied these Independence Standards and each member of our Board’s Audit Committee, Compensation Committee and Nominating Committee was determined to satisfy these Independence Standards (including the relevant NYSE independence standards) during their period of service on the relevant committee.

As set forth in our Trust Governance Guidelines and in accordance with NYSE listing standards, the non-employee Trustees meet in executive session quarterly without management and the independent Trustees meet in executive session at least annually. The Chairman of the Board, Mr. Malter, presides at these executive sessions.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table presents the aggregate fees billed by KPMG for each of the services listed below for each of our last two fiscal years.

	2018	2017
Audit Fees (1)	$1,200,000	$1,530,000
Audit-Related Fees (2)	50,000	300,205
Tax Fees (3)	161,500	215,000
All Other Fees (4)	3,560	3,560
Total	$1,415,060	$2,048,765
(1)

Audit fees consist of the aggregate fees billed for professional services rendered by KPMG in connection with its audit of our consolidated financial statements, audit of internal controls relating to Section 404 of the Sarbanes-Oxley Act, and reviews of the unaudited consolidated interim financial statements that are normally provided in connection with statutory and regulatory filings or engagements for these fiscal years. Audit fees for 2017 include fees of $50,000 associated with the registration and/or issuance of our securities during that year.  Audit fees for 2018 do not include any fees for the audit of internal controls relating to Section 404 of the Sarbanes-Oxley Act because such an audit was no longer required because of RAIT’s status as a non-accelerated filer as of December 31, 2018.

(2)

Audit-related fees consist of the aggregate fees billed for assurance and related services rendered by KPMG that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not disclosed under “Audit Fees” above. These services consisted primarily of carrying out securitization agreed upon procedures.

(3)	Tax fees consist of the aggregate fees billed for professional services rendered by KPMG for tax, compliance, tax advice, and planning.
(4)

All other fees consist of the aggregate fees billed for products and services provided by KPMG other than the services described under audit fees, audit-related fees and tax fees, which includes two subscriptions to KPMG's Accounting Research Online in 2018.

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

For non-audit services, RAIT management will submit to the Committee for approval any non-audit services that it recommends the Committee engage the independent auditor to provide for any fiscal year. RAIT management and the independent auditor will each confirm to the Committee that any non-audit service so submitted is permissible under all applicable legal requirements. In addition to these planned non-audit services, a budget estimating the expense of any such non-audit service for that fiscal year will be provided. The Committee will approve both the permissible non-audit services and the budget for such services. The Committee will be informed routinely as to the non-audit services actually provided by the independent auditor pursuant to this pre-approval process.

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

The Exhibits filed as part of this Amendment are identified below.

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

4.6.5	Form of 7.625% Senior Notes due 2024 (included as Exhibit A to Exhibit 4.6.4 hereto).

Exhibit Number	Description of Documents
4.6.6

Third Supplemental Indenture, dated as of August 14, 2014, between RAIT, as Issuer, and Wells Fargo Bank, National Association, as trustee. Incorporated by reference to RAIT’s Form 8-A as filed with the SEC on August 14, 2014.

4.6.7	Form of 7.125% Senior Notes due 2019 (included as Exhibit A to Exhibit 4.6.6 hereto).

4.7

Indenture, dated as of June 23,  2017 among RAIT 2017-FL7 Trust, as issuer, RAIT Partnership, as advancing agent, and Wells Fargo Bank, National Association, as trustee, paying agent, calculation agent, transfer agent, custodian, backup advancing agent and note registrar. Incorporated by reference to RAIT’s Form 10-K for the fiscal year ended December 31, 2018 (File No. 1-14760).

4.8

Indenture, dated as of November 29, 2017 among RAIT 2017-FL8 Trust, as issuer, RAIT Partnership, as advancing agent, and Wells Fargo Bank, National Association, as trustee, paying agent, calculation agent, transfer agent, custodian, backup advancing agent and note registrar.  Incorporated by reference to RAIT’s Form 10-K for the fiscal year ended December 31, 2018 (File No. 1-14760).

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

10.22.2	Letter Agreement dated as of October 5, 2018 from the Investors to RAIT and Ledgewood, P.C. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on October 11, 2018 (File No. 1-14760).

21.1	List of Subsidiaries. Previously filed with Original Form 10-K.

23.1	Consent of KPMG LLP. Previously filed with Original Form 10-K.

31.1	Rule 13a-14(a) Certification by the Chief Executive Officer of RAIT. Previously filed with Original Form 10-K.

31.2	Rule 13a-14(a) Certification by the Chief Financial Officer of RAIT. Previously filed with Original Form 10-K.

31.3	Chief Executive Officer Section 302 Certification. Filed herewith.

31.4	Chief Financial Officer Section 302 Certification. Filed herewith.

32.1	Section 1350 Certification by the Chief Executive Officer of RAIT. Previously filed with Original Form 10-K.

32.2	Section 1350 Certification by the Chief Financial Officer of RAIT. Previously filed with Original Form 10-K.

99.1	Material U.S. Federal Income Tax Considerations. Previously filed with Original Form 10-K.

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

April 30, 2019