Form 10-Q
period 2019-03-31
RAIT Financial Trust
filed 2019-11-07
CIK 1045425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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
N/A
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable	Not applicable	Not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐    No ☒

A total of 1,849,252 common shares of beneficial interest, par value $1.50 per share, of the registrant were outstanding as of November 1, 2019.

RAIT FINANCIAL TRUST

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

RAIT Financial Trust

Consolidated Balance Sheets

(Unaudited and dollars in thousands, except share and per share information)

	As of March 31, 2019	As of December 31, 2018
Assets
Investment in mortgage loans, held for investment:
Commercial mortgage loans, mezzanine loans, and preferred equity interests	$438,244	$502,397
Allowance for loan losses	(20,727)	(22,336)
Total investment in mortgage loans, held for investment, net (including $409,041 and $467,656 held by consolidated VIEs, respectively)	417,517	480,061
Investment in mortgage loans, held for sale	5,131	4,873
Investments in real estate, net of accumulated depreciation of $9,742 and $8,768, respectively (including $25,264 and $18,020 held by consolidated VIEs, respectively)	106,996	107,824
Investments in real estate, held for sale	7,448	4,918
Cash and cash equivalents	39,139	42,453
Restricted cash	65,000	63,067
Accrued interest receivable	17,399	18,044
Other assets	13,608	10,807
Intangible assets, net of accumulated amortization of $5,876 and $5,703, respectively	1,544	1,717
Total assets	$673,782	$733,764
Liabilities and Shareholders' Equity
Indebtedness, net of unamortized discounts, premiums and deferred financing costs of $16,033 and $16,643 respectively (including $390,675 and $440,776 held by consolidated VIEs, respectively)	$575,263	$625,916
Accrued interest payable	2,352	2,401
Accounts payable and accrued expenses	2,671	3,330
Borrowers' escrows	26,074	31,343
Other liabilities	4,479	2,268
Total liabilities	610,839	665,258
Preferred shares, $0.01 par value per share, 25,000,000 shares authorized;
7.75% Series A cumulative redeemable preferred shares, liquidation preference $25.00 per share, 8,069,288 shares authorized, 5,727,500 and 5,727,500 shares issued and outstanding, respectively	57	57
8.375% Series B cumulative redeemable preferred shares, liquidation preference $25.00 per share, 4,300,000 shares authorized, 2,508,797 and 2,508,797 shares issued and outstanding, respectively	25	25
8.875% Series C cumulative redeemable preferred shares, liquidation preference $25.00 per share, 3,600,000 shares authorized, 1,758,030 and 1,758,030 shares issued and outstanding, respectively	18	18
Common shares, $1.50 par value per share, 200,000,000 shares authorized 1,849,530 and 1,850,451 issued and outstanding, respectively, including 4,997 and 6,844 unvested restricted common share awards, respectively	2,774	2,776
Additional paid in capital	2,102,363	2,102,274
Accumulated other comprehensive income (loss)	12,053	11,473
Retained earnings (deficit)	(2,054,347)	(2,048,117)
Total shareholders' equity	62,943	68,506
Total liabilities and shareholders' equity	$673,782	$733,764

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Operations

(Unaudited and dollars in thousands, except share and per share information)

	For the Three Months Ended March 31,
	2019	2018
Revenue:
Investment interest income	$6,921	$18,865
Investment interest expense	(4,163)	(10,549)
Net interest margin	2,758	8,316
Property income	3,307	8,816
Fee and other income	88	1,209
Total revenue	6,153	18,341
Expenses:
Interest expense	3,996	6,771
Real estate operating expense	2,003	5,790
Property management expenses	-	1,931
General and administrative expenses:
Compensation expense	2,229	2,925
Other general and administrative expense	3,451	6,338
Total general and administrative expenses	5,680	9,263
Acquisition and integration expenses	-	133
Provision (benefit) for loan losses	(583)	8,032
Depreciation and amortization expense	1,384	3,443
Total expenses	12,480	35,363
Operating (Loss) Income	(6,327)	(17,022)
Interest and other income (expense), net	104	349
Gains (losses) on assets	303	(937)
Gains (losses) on extinguishments of debt	(285)	(991)
Asset impairment	(26)	(9,191)
Change in fair value of financial instruments	30	87
Income (loss) before taxes	(6,201)	(27,705)
Income tax benefit (provision)	-	-
Net income (loss)	(6,201)	(27,705)
(Income) loss allocated to preferred shares	(5,063)	(6,389)
Net income (loss) allocable to common shares	$(11,264)	$(34,094)
Earnings (loss) per share-Basic:
Earnings (loss) per share-Basic	$(6.11)	$(18.55)
Weighted-average shares outstanding-Basic	1,844,037	1,837,493
Earnings (loss) per share-Diluted:
Earnings (loss) per share-Diluted	$(6.11)	$(18.55)
Weighted average shares outstanding-Diluted	1,844,037	1,837,493

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited and dollars in thousands)

	For the Three Months Ended March 31,
	2019	2018
Net income (loss)	$(6,201)	$(27,705)
Other comprehensive income (loss):
Unrealized gains (losses) from change in fair value based on instrument specific credit risk	580	1,266
Total other comprehensive income (loss)	580	1,266
Comprehensive income (loss)	$(5,621)	$(26,439)

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statement of Changes in Equity

(Unaudited and dollars in thousands, except share information)

For the Three Months Ended March 31, 2019
	Preferred Shares— Series A	Par Value Preferred Shares— Series A	Preferred Shares— Series B	Par Value Preferred Shares— Series B	Preferred Shares— Series C	Par Value Preferred Shares— Series C	Common Shares	Par Value Common Shares	Additional Paid In Capital	AOCI	Retained Earnings (Deficit)	Total Shareholders’ Equity	Total Equity
Balance, December 31, 2018	5,727,500	$57	2,508,797	$25	1,758,030	$18	1,850,451	$2,776	$2,102,274	$11,473	$(2,048,117)	$68,506	$68,506
Net income (loss)											(6,201)	(6,201)	(6,201)
Common dividends declared											(29)	(29)	(29)
Other comprehensive income (loss), net										580		580	580
Share-based compensation									89			89	89
Common shares activity related to equity compensation							(921)	(2)				(2)	(2)
Balance, March 31, 2019	5,727,500	$57	2,508,797	$25	1,758,030	$18	1,849,530	$2,774	$2,102,363	$12,053	$(2,054,347)	$62,943	$62,943

For the Three Months Ended March 31, 2018
	Preferred Shares— Series A	Par Value Preferred Shares— Series A	Preferred Shares— Series B	Par Value Preferred Shares— Series B	Preferred Shares— Series C	Par Value Preferred Shares— Series C	Common Shares	Par Value Common Shares	Additional Paid In Capital	AOCI	Retained Earnings (Deficit)	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2017	5,344,353	$53	2,340,969	$23	1,640,425	$17	1,860,903	$2,791	$2,094,804	$0	$(1,921,533)	$176,155	$3,632	$179,787
Cumulative effect adjustments from adoption of recently issued accounting pronouncements										9,257	(8,496)	761		761
Adjusted Balance, January 1, 2018	5,344,353	$53	2,340,969	$23	1,640,425	$17	1,860,903	$2,791	$2,094,804	$9,257	$(1,930,029)	$176,916	$3,632	$180,548
Net income (loss)											(27,705)	(27,705)		(27,705)
Preferred dividends paid											(6,389)	(6,389)		(6,389)
Common dividends declared											(105)	(105)		(105)
Other comprehensive income (loss), net										1,266		1,266		1,266
Share-based compensation									(539)			(539)		(539)
Issuance of noncontrolling interests													76	76
Acquisition of noncontrolling interests									3,239			3,239	(3,582)	(343)
Common shares activity related to equity compensation							(9,369)	(14)	(57)			(71)		(71)
Balance, March 31, 2018	5,344,353	$53	2,340,969	$23	1,640,425	$17	1,851,535	$2,777	$2,097,447	$10,523	$(1,964,228)	$146,612	$126	$146,738

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Cash Flows

(Unaudited and dollars in thousands)

	For the Three Months Ended March 31,
	2019	2018
Operating activities:
Net income (loss)	$(6,201)	$(27,705)
Adjustments to reconcile net income (loss) to cash flow from operating activities:
Provision (benefit) for loan losses	(583)	8,032
Share-based compensation expense	89	(539)
Depreciation and amortization expense	1,384	3,443
Amortization of deferred financing costs and debt discounts	933	3,046
(Amortization) of loan origination fees and costs, net	(280)	(383)
(Amortization) of above/below market leases	(16)	(146)
(Gains) Losses on assets	(303)	937
(Gains) Losses on extinguishments of debt	285	991
Asset impairment	26	9,191
Change in fair value of financial instruments	(30)	(87)
Changes in assets and liabilities:
Decrease in accrued interest receivable	645	317
(Increase) decrease in other assets	(774)	1,054
(Decrease) increase in accrued interest payable	(49)	984
(Decrease) in accounts payable and accrued expenses	(695)	(1,427)
(Decrease) increase in other liabilities	(130)	(22)
Cash flows provided by (used in) operating activities	(5,699)	(2,314)
Investing activities:
Origination of loans for investment	(4,442)	(50,492)
Principal repayments on loans	60,027	136,664
Investments in real estate	(147)	(828)
Proceeds from sale of loans originated for investment	—	89,583
Proceeds from the disposition of real estate	4,918	16,607
(Decrease) in borrowers' escrows	(4,745)	(25,487)
Cash flows provided by (used in) investing activities	55,611	166,047
Financing activities:
Repayments on secured credit facilities and loans payable on real estate	(189)	(332)
Repayments and repurchase of CDO notes payable and floating rate securitizations	(51,073)	(90,796)
Repurchase of convertible notes and senior notes	—	(5,722)
Repayments of senior secured notes	—	(2,000)
Net proceeds (repayments) related to floating rate loan repurchase agreements	—	(22,313)
Acquisition of noncontrolling interests	—	(343)
Issuance of noncontrolling interests	—	76
Common share issuance, net of costs incurred	(2)	(71)
Repurchase of Series D preferred shares	—	(4,863)
Distributions paid to preferred shareholders	—	(11,113)
Distributions paid to common shareholders	(29)	(105)
Cash flows (used in) provided by financing activities	(51,293)	(137,582)
Net change in cash, cash equivalents, and restricted cash	(1,381)	26,151
Cash, cash equivalents, and restricted cash at the beginning of the period	105,520	211,294
Cash, cash equivalents, and restricted cash at the end of the period	$104,139	$237,445

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2019

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

On August 30, 2019, RAIT and its affiliates RAIT Funding LLC (“RAIT Funding”), RAIT General, Inc. (“RAIT General”), RAIT Limited, Inc. (“RAIT Limited”), Taberna Realty Finance Trust (“TRFT”), RAIT JV TRS, LLC, and RAIT JV TRS Sub, LLC (each, a “Debtor”, and together, the “Debtors”) filed voluntary bankruptcy cases (the “Chapter 11 Cases”) under chapter 11, Title 11 of the U.S. Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). No other subsidiaries of RAIT filed for bankruptcy protection. The Chapter 11 Cases are jointly administered under the caption In re: RAIT Funding, LLC, a Delaware limited liability company, et. al. Each of the Debtors will continue to operate its business as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Bankruptcy Court entered orders approving a variety of first-day relief designed primarily to minimize the impact of the Chapter 11 Cases on our operations and employees. We expect to continue our operations during the pendency of the Chapter 11 Cases.

Immediately prior to the filing of the Chapter 11 Cases, on August 30, 2019, RAIT, RAIT General, RAIT Limited and TRFT (together, the “Sellers”), entered into an Equity and Asset Purchase Agreement (the “Purchase Agreement”) with CF RFP Holdings LLC, a Delaware limited liability company and an entity owned by funds managed by affiliates of Fortress Investment Group LLC (“Buyer”), pursuant to which, among other things, Buyer agreed to purchase certain subsidiaries and assets of the Sellers (together, the “Purchased Assets”) for a purchase price of $174,424, as adjusted pursuant to a cash adjustment (the “Purchase Price”), including the assumption of certain liabilities. Buyer deposited $8,721 as an earnest money deposit. The transactions contemplated by the Purchase Agreement (the “Transactions”) will be effected pursuant to a sale process under Section 363 of the Bankruptcy Code.   On October 4, 2019, RAIT and the Sellers and the Buyer entered into Amendment No. 1 (the “Amendment”) to the Purchase Agreement which, among other things, (i) provided for an additional deposit by the Buyer in the amount of $8,721 if Buyer is the winning bidder or back-up bidder in the auction contemplated by the Purchase Agreement or if there is no such auction and (ii) added a mechanism to adjust the Purchase Price for approved expenses associated with certain new, renewed, modified or amended leases that with the consent of Buyer are entered into by a Seller or an affiliate of Seller after the date of the Amendment and prior to the closing of the transactions contemplated by the Purchase Agreement. The Amendment further provided that if Buyer does not approve a proposed new, renewed, modified or amended lease or, if Buyer approves a proposed new, renewed, modified or amended lease, but does not approve all expenses associated therewith, the Sellers will not be in breach of the Purchase Agreement for the consequences of the determination not to enter into such new, renewed, modified or amended lease or make such unapproved payments, as applicable.

On August 29, 2019, RAIT entered into a Restructuring and Plan Support Agreement with TRFT and TP Management LLC, an affiliate of Buyer, in its capacity as delegate collateral manager (“TPM”) (the “Taberna RSA”). On August 31, 2019, RAIT entered into a Restructuring and Plan Support Agreement with RAIT Funding and Kodiak CDO I., Ltd., as holder of certain preferred securities (“Kodiak”, and together with TPM, the “RSA Counterparties”) (the “Kodiak RSA”, and together with the Taberna RSA, the “RSAs”). TPM is the collateral manager and Kodiak is the holder of certain securities that are collateralized by the 2035 Note (defined below, and also referred to as the junior subordinated note, at fair value) and the 2037 Note (defined below, and also referred to as the junior subordinated note, at amortized cost), respectively. Pursuant to the RSAs, each of the RSA Counterparties agreed, among other things, to support, and take reasonable necessary actions in furtherance of, the Transactions, including, among other things, the consummation of the sale of the Purchased Assets under Section 363 of the Bankruptcy Code and support the confirmation of a plan of reorganization of the Debtors. Pursuant to the RSAs, each of the RSA Counterparties has agreed, subject to certain conditions, to accept less than the total unpaid amounts due under the 2035 Note and the 2037 Note. The RSAs contain customary representations and warranties by RAIT, the applicable RAIT subsidiary and the applicable RSA Counterparty. RAIT, the applicable RAIT subsidiary and the applicable RSA Counterparty may terminate their respective RSA under certain circumstances, including, among other things, (a) the failure to satisfy certain bankruptcy-related milestones, (b) the entry of certain orders by, or upon certain actions taken by, the Bankruptcy Court, (c) breaches of representations and obligations under the applicable RSA, and (d) upon the occurrence of a material adverse change.

Subject to certain specific exceptions under the Bankruptcy Code, the Chapter 11 Cases automatically stayed most judicial or administrative actions against the Debtors as well as efforts by creditors to collect on or otherwise exercise rights or remedies with

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2019

(Unaudited and dollars in thousands, except share and per share amounts)

respect to pre-petition claims. As a result, for example, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the Debtors, or to collect on or otherwise exercise rights or remedies with respect to a pre-petition claim are stayed.

On October 2, 2019, the Bankruptcy Court entered an order (the “Bidding Procedures Order”) approving the bidding procedures (the “Bidding Procedures”) by which the Debtors expect to solicit and select the highest and otherwise best offer for the sale (the “Sale”) of the Purchased Assets, establishing related dates and deadlines, approving the Debtor’s selection of the Buyer as the “stalking horse bidder,” the break-up fee and expense reimbursement contemplated by the Purchase Agreement, approving the process of any auction that might be required under the Bidding Procedures, and granting related relief.  Pursuant to the Bidding Procedures Order, the Debtors intend to sell all of their right, title and interest in and to the Purchased Assets free and clear of any pledges, liens, security interests, encumbrances, claims, charges, options, and interests thereon to the maximum extent permitted by Section 363 of the Bankruptcy Code. The deadline for the submission of bids that satisfies the requirements of the Bidding Procedures Order is November 27, 2019 at 12:00 p.m. (prevailing Eastern Time).

On September 27, 2019, the Debtors filed with the Bankruptcy Court its schedules of assets and liabilities and statements of financial affairs setting forth, among other things, the assets and liabilities of each of the Debtors, subject to the assumptions filed in connection therewith. These schedules and statements of financial affairs may be subject to further amendment or modification after filing. On October 14, 2019, the Debtors filed with the Bankruptcy Court its disclosure statement for Debtors’ Joint Chapter 11 Plan (the “Disclosure Statement”) and the Debtors’ Joint Chapter 11 Plan (the “Plan”).

Under the priority requirements established by the Bankruptcy Code, pre-petition and post-petition liabilities to creditors must be satisfied in full before the holders of our outstanding preferred shares and common shares are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery for creditors, if any, will not be determined until confirmation and implementation of a plan of reorganization. The outcome of the Chapter 11 Cases remains uncertain at this time and, as a result, we cannot accurately estimate the amounts or value of distributions that creditors may receive. The Plan contemplates that our senior notes, which are publicly traded, RAIT’s 7.125% Senior Notes due 2019 (the “7.125% Senior Notes”) and 7.625% Senior Notes due 2024 (the “7.625% Senior Notes,” and, together with the 7.125% Senior Notes, the “Senior Notes”), will be paid all outstanding principal and all accrued and unpaid interest as of (but excluding) the petition date in accordance with the Bankruptcy Code. The Plan contemplates that our junior subordinated notes will receive less than the total unpaid amounts due under each note consistent with the RSAs. The Plan contemplates that our outstanding preferred shares and common shares will be cancelled upon the effective date of the Plan and that the holders of our outstanding preferred shares and common shares will be entitled to no recovery. Article III of the Disclosure Statement sets forth a summary of the Plan, including a Plan Summary Table summarizing the classification and treatment of claims, along with projected recoveries for each class, all of which is subject to all the qualifications and disclaimers set forth in the Plan.

The filing of the Chapter 11 Cases with the Bankruptcy Court constituted an “Event of Default” under each of: (a) that certain Indenture, dated as of December 10, 2013, by and between RAIT and Wells Fargo Bank, National Association, as trustee, as subsequently modified by supplemental indentures setting forth the terms of the 7.125% Senior Notes (such indenture, the “Supplemental Indenture”) and 7.625% Senior Notes, (b) that certain Junior Subordinated Indenture, dated February 12, 2007, by and between RAIT Funding and The Bank of New York Trust Company, National Association, as Trustee, relating to the 2037 Note, and (c) that certain Junior Subordinated Indenture, dated October 25, 2010, by and between TRFT and Wells Fargo Bank, National Association, as Trustee, relating to the 2035 Note (collectively, the “Debt Instruments”). We refer to the Events of Default described in this paragraph as the “Bankruptcy Events of Default.” Each of the Debt Instruments provides that upon the occurrence of such an Event of Default, all obligations of RAIT or its applicable affiliate thereunder are accelerated and the principal and accrued interest due thereunder shall be automatically and immediately due and payable. Any efforts to enforce such payment obligations under the Debt Instruments were automatically stayed as a result of the filing of the Chapter 11 Cases with the Bankruptcy Court, and the respective creditors’ rights of enforcement in respect of the Debt Instruments are subject to the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As of the date hereof, RAIT or its applicable affiliates had (i) $65,356 of principal amount of 7.125% Senior Notes outstanding, (ii) $56,324 of principal amount of 7.625% Senior Notes outstanding, (iii) $25,100 of principal amount of the 2037 Note, or the junior subordinated note, at amortized cost, outstanding and (iv) $18,671 of principal amount of the 2035 Note, or the junior subordinated note, at fair value, outstanding.

Furthermore, RAIT’s failure to pay the principal amount of 7.125% Senior Notes by their maturity date on August 30, 2019 constituted an “Event of Default” under the Supplemental Indenture.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2019

(Unaudited and dollars in thousands, except share and per share amounts)

The Plan contemplates the appointment of a Plan Administrator (the “Plan Administrator”) to implement the Plan and to distribute any proceeds of the Plan upon confirmation of the Plan by the Bankruptcy Court. We expect that, for the duration of the of the Chapter 11 Cases, our operations will be subject to significant risks and uncertainties associated with Chapter 11 Cases. As a result of these significant risks and uncertainties, our assets, liabilities, shareholders’ equity (deficit), officers and/or trustees could be significantly different following the outcome of the Chapter 11 Cases, and the description of our operations, equity, assets and liabilities included in this report may not accurately reflect our operations, assets and liabilities following the conclusion of the Chapter 11 Cases.

Any fair values utilized or disclosed in our consolidated financial statements to determine the amounts of our assets, liabilities, shareholders’ equity or otherwise were developed for the purpose of complying with the accounting principles established for fair value measurements, as described below. The fair values of our assets, liabilities, shareholders’ equity or otherwise for enterprise value in our Chapter 11 Cases or as a component of the Plan may reflect differing assumptions and methodologies. These estimates of fair value will be subject to a number of approvals and reviews and therefore may be materially different than any fair values utilized in our consolidated financial statements.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles, or GAAP. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although we believe that the included disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2018 included in our Annual Report on Form 10-K, or the Annual Report. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position and consolidated results of operations, equity and cash flows are included. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

The consolidated statement of cash flows for the three-month period ended March 31, 2018 includes the impact of correcting the reporting of certain activity that occurred in the three-month period ended March 31, 2018. Specifically, the correction re-classified cash proceeds from certain loan sales that were previously reported within cash flows from operating activities and should have been reported within cash flows from investing activities. The impact of this was a decrease to cash flows from operating activities and an increase to cash flows from investing activities of $89,583 for the three-month period ended March 31, 2018. This correction had no impact to cash and cash equivalents as of March 31, 2018, nor did it impact any other consolidated financial statement amounts as of March 31, 2018 or for the three-month period ended March 31, 2018.

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

Analysis.  In applying the accounting guidance, management considered RAIT’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and RAIT’s conditional and unconditional obligations due over the next twelve months.  Management considered the following: (i) the impacts of the Chapter 11 Cases including the Events of Default as described in Note 1: The Company, and (ii) RAIT’s recurring costs of operating its business.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2019

(Unaudited and dollars in thousands, except share and per share amounts)

As described in Note 1: The Company, the filing of the Chapter 11 Cases with the Bankruptcy Court triggered the Bankruptcy Events of Default and RAIT’s failure to pay the principal amount of the 7.125% Senior Notes by their maturity date on August 30, 2019 also constituted an Event of Default. Each of the Debt Instruments provides that upon the occurrence of such an Event of Default, all obligations of RAIT and/or its applicable affiliates thereunder were accelerated and the principal and accrued interest due thereunder was automatically and immediately due and payable. Any efforts to enforce such payment obligations under the Debt Instruments are automatically stayed pursuant to Section 362 of the Bankruptcy Code, and the respective creditors’ rights of enforcement in respect of the Debt Instruments are limited. As of the date hereof, the Debt Instruments of RAIT and/or its applicable affiliates had (i) $65,356 of principal amount of 7.125% Senior Notes outstanding, (ii) $56,324 of principal amount of 7.625% Senior Notes outstanding, (iii) $25,100 of principal amount of the 2037 Note, or the junior subordinated note, at amortized cost, outstanding, and (iv) $18,671 of principal amount of the 2035 Note, or the junior subordinated note, at fair value, outstanding.

RAIT’s current sources of liquidity, including its current cash and cash equivalents balance, are not sufficient to satisfy RAIT’s obligations arising over the next twelve months. Subject to receiving a higher and otherwise better bid as a result of the Bidding Procedures, RAIT expects to sell substantially all of its assets pursuant to the Purchase Agreement under Section 363 of the Bankruptcy Code and the Bidding Procedures Order for a purchase price of $174,424, adjusted as provided in the Purchase Agreement, including the assumption of certain liabilities. RAIT’s proposed plan of reorganization under the Chapter 11 Cases provides for the ultimate wind down of RAIT’s affairs once the transactions contemplated by the Purchase Agreement and the Bidding Procedures are completed and the plan of reorganization is confirmed.

Due to the inherent risks and significant uncertainties associated with the completion of the transactions under the Purchase Agreement, the Plan, the Chapter 11 Cases, and RAIT’s recurring costs of operations, there is substantial doubt about RAIT’s ability to continue as a going concern within one year after the date that these financial statements are issued.

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

Under Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 810, “Consolidation”, the determination of whether to consolidate a VIE is based on the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance together with either the obligation to absorb losses or the right to receive benefits that could be significant to the VIE. We define the power to direct the activities that most significantly impact the VIE’s economic performance as the ability to buy, sell, refinance, or recapitalize assets or entities, and solely control other material operating events or items of the entity. For our commercial mortgage loans, mezzanine loans, and preferred equity investments, certain rights we hold are protective in nature and would preclude us from having the power to direct the activities that most significantly impact the VIE’s economic performance. Assuming both criteria are met, we would be considered the primary beneficiary and would consolidate the VIE. We will continually assess our involvement with VIEs and consolidate the VIEs when we are the primary beneficiary. See Note 7: Variable Interest Entities for additional disclosures pertaining to VIEs.

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

As of March 31, 2019

(Unaudited and dollars in thousands, except share and per share amounts)

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

f. Restricted Cash

Restricted cash consists primarily of tenant escrows and borrowers’ funds held by us to fund certain expenditures or to be released at our discretion upon the occurrence of certain pre-specified events, and to serve as additional collateral for borrowers’ loans. As of March 31, 2019 and December 31, 2018, we had $29,021 and $33,300, respectively, of tenant escrows and borrowers’ funds.

Restricted cash also includes cash received from the sale, repayment and/or other disposition of assets held by the issuers of our securitizations that are awaiting to be distributed to holders of our CDO notes payable and CMBS securitizations, as well as the proceeds from the issuance of CDO notes payable by securitizations that are restricted for the purpose of funding additional investments in securities subsequent to the balance sheet date.  As of March 31, 2019 and December 31, 2018, we had $35,979 and $29,767, respectively, of restricted cash held by securitizations.

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

h. Allowance for Loan Losses, Impaired Loans and Non-accrual Status

We maintain an allowance for loan losses on our investments in commercial mortgage loans, mezzanine loans and preferred equity interests. Management’s periodic evaluation of the adequacy of the allowance is based upon expected and inherent risks in the portfolio, the estimated value of underlying collateral, and current economic conditions. The credit quality of our loans is monitored via quantitative and qualitative metrics.  Quantitatively we evaluate items such as the current debt service coverage ratio and annual net operating income of the underlying property.  Qualitatively we evaluate items such as recent operating performance of the underlying property and history of the borrower’s ability to provide financial support.  These items together are considered in developing our view of each loan’s risk rating which are categorized as either impaired or satisfactory. Management reviews loans for impairment and establishes specific reserves when a loss is probable under the provisions of FASB ASC Topic 310, “Receivables.” A loan is impaired when it is probable that we may not collect all principal and interest payments according to the contractual terms. As part of the detailed loan review, we consider many factors about the specific loan, including payment history, asset performance, borrower’s financial capability and other characteristics. Management evaluates loans for non-accrual status each reporting period. A loan is placed on non-accrual status when the loan payment deficiencies exceed 90 days unless it is well secured and in the process of collection, or if the collection of principal and interest in full is not probable. Payments received for non-accrual loans are applied to principal until the loan is removed from non-accrual status. Loans are generally removed from non-accrual status when they are making current interest payments. The allowance for loan losses is increased by the provision for loan losses and decreased by charge-offs (net of recoveries). We recognize recoveries when they are received, and we charge off a loan when we determine that all commercially reasonable means of recovering the loan balance have been exhausted. This may occur at a variety of times, including when we receive cash or other assets in a pre-foreclosure sale or take control of the underlying collateral in full satisfaction of the loan upon foreclosure. We consider circumstances such as these to indicate that the loan collection process has ceased and that a loan is uncollectible.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2019

(Unaudited and dollars in thousands, except share and per share amounts)

Loans which experience a modification to their contractual terms which result in a concession being granted to a borrower experiencing financial difficulties are considered troubled debt restructurings, or TDRs. A concession is deemed granted when, as a result of the restructuring, we do not expect to collect all amounts due, including interest accrued, at the original contractual interest rate. As appropriate, we also consider other qualitative factors in determining whether a concession is deemed granted, including the value of the underlying collateral. We do not consider restructurings that result in a delay in payment, in timing or amount, which is insignificant, to be a concession.

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

j. Revenue Recognition

1)

Interest income—We recognize interest income from investments in commercial mortgage loans, mezzanine loans, and preferred equity interests, and other securities on a yield to maturity basis. Certain of our commercial mortgage loans, mezzanine loans and preferred equity interests permanently provide for the accrual of interest at specified rates which

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2019

(Unaudited and dollars in thousands, except share and per share amounts)

differ from current payment terms (which may have minimum payment rates as low as zero percent). Interest income is recognized on such loans, the majority of which were originated prior to 2011, at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible. Management will cease accruing interest on these loans when it determines that the interest income is not collectible based on the value of the underlying collateral using discounted cash flow models and market-based assumptions. The accrued interest receivable associated with these loans as of March 31, 2019 and December 31, 2018 was $15,503 and $15,870, respectively.  These loans are considered to be impaired when the total amount owed exceeds the estimated value of the underlying collateral.  Seven of these loans, with an unpaid principal balance of $32,968 and $33,030, respectively, were considered to be impaired as of March 31, 2019 and December 31, 2018, respectively.

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

2)

Property income—We generate rental income from tenant rent and other tenant-related activities at our consolidated real estate properties. For multifamily real estate properties (which we owned none of as of March 31, 2019), property income is recorded when due from residents and recognized monthly as it is earned and realizable, under lease terms which are generally for periods of one year or less. For retail and office real estate properties, property income is recognized on a straight-line basis from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases, which averages minimum rents over the terms of the leases. For retail and office real estate properties, leases also typically provide for tenant reimbursement of a portion of common area maintenance and other operating expenses to the extent that a tenant’s pro rata share of expenses exceeds a base year level set in the lease. Such reimbursements are generally recognized on a monthly basis as billed to tenants.

3)

Fee and other income—We have generated and/or generate, as applicable, fee and other income through our various subsidiaries by (a) providing ongoing asset management services to investment portfolios under cancelable management agreements, and (b) prior to the sale of our retail property manager subsidiary in August 2018, providing property management services to third parties. We recognize revenue for these activities when: (i) a contract has been mutually approved and each party is committed to perform; (ii) both parties can identify the rights of each party; (iii) both parties can identify the payment terms of the contract; (iv) the contract has commercial substance; and (v) it is probable that we will collect substantially all of the consideration to which we are entitled. While we may receive asset management fees when they are earned, we eliminate earned asset management fee income from securitizations while such securitizations are consolidated. During the three months ended March 31, 2019 and 2018, we received $59 and $162, respectively, of earned asset management fees, which were eliminated as they were associated with consolidated securitizations.

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

	For the Three Months Ended March 31,
Revenue from Contracts with customers	2019	2018
Property Management Fee income	$—	$766
Parking	—	202
Leasing Commission income	—	320
Other miscellaneous	70	248
Total	$70	$1,536

There have been no changes in the measurement of revenue from contracts with customers resulting from the adoption of ASC 606.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2019

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

As of March 31, 2019

(Unaudited and dollars in thousands, except share and per share amounts)

Fair value for certain of our Level 3 financial instruments is derived using valuation models that include discounted cash flow analyses. These internal valuation models include discounted cash flow analyses using current interest rates, estimates of the term of the particular instrument, specific issuer information and other market data for securities without an active market. In accordance with FASB ASC Topic 820, “Fair Value Measurements and Disclosures”, the impact of our own credit spreads is also considered when measuring the fair value of financial assets or liabilities. Where appropriate, valuation adjustments are made to account for various factors, including bid-ask spreads, credit quality and market liquidity. These adjustments are applied on a consistent basis and are based on observable inputs where available. Management’s estimate of fair value requires significant management judgment and is subject to a high degree of variability based upon market conditions, the availability of specific issuer information and management’s assumptions.

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

n. Intangible Assets

Intangible assets on our consolidated balance sheets represent identifiable intangible assets acquired in business acquisitions. We amortize identified intangible assets to expense over their estimated lives using the straight-line method. We evaluate intangible assets for impairment as events and circumstances change, in accordance with FASB ASC Topic 360, “Property, Plant, and Equipment.” The gross carrying amount for our in-place leases and above-market leases was $7,420 as of March 31, 2019 and December 31, 2018. The accumulated amortization for our intangible assets was $5,876 and $5,703 as of March 31, 2019 and December 31, 2018, respectively. We recorded amortization expense of $193, and $427 for the three months ended March 31, 2019 and 2018, respectively. Based on the intangible assets identified above, we expect to record amortization expense of intangible assets of $513 for 2019, $434 for 2020, $249 for 2021, $145 for 2022, $72 for 2023 and $131 thereafter. As of March 31, 2019, we have determined that no triggering events occurred that would indicate an impairment to our intangible assets.

o. Derivative Instruments

We have historically entered into interest rate derivative contracts to hedge all or a portion of the interest rate risk associated with certain of our borrowings and/or our fixed rate assets. The principal objective of these arrangements is to minimize the risks and/or costs associated with our operating and financial structure as well as to hedge specific anticipated transactions.  While these instruments may impact our periodic cash flows, they benefit us by minimizing the risks and/or costs previously described.

In accordance with FASB ASC Topic 815, “Derivatives and Hedging”, we measure each derivative instrument at fair value and record such amounts in our consolidated balance sheet as either an asset or liability. For derivatives designated in hedging relationships, we determine at inception whether the hedge agreement is highly effective in offsetting the related risk by using regression analysis.  For derivatives not designated as hedges, the changes in fair value of the derivative instrument are recorded in earnings. For derivatives cleared through the Chicago Mercantile Exchange, or CME, and the London Clearing House, or LCH, variation margin payments are considered settlements of the related derivatives.

As of March 31, 2019, we had no derivative instruments outstanding.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2019

(Unaudited and dollars in thousands, except share and per share amounts)

p. Income Taxes

RAIT and Taberna Realty Finance Trust, or TRFT, have each elected to be taxed as a REIT and to comply with the related provisions of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. Accordingly, we generally will not be subject to U.S. federal income tax to the extent of any dividends to shareholders and as long as certain asset, income and share ownership tests are met. If we were to fail to meet these requirements, we would be subject to U.S. federal income tax, which could have a material adverse impact on our results of operations. Management believes that all of the criteria to maintain RAIT’s and TRFT’s REIT qualification have been met for the applicable periods, but there can be no assurance that these criteria will continue to be met in subsequent periods.

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

In the prior year, our TRS entities generated taxable revenue primarily from property management fees for services provided to RAIT properties and third-party properties.  In the current year, our TRS entities have not generated any significant taxable revenue. All income taxes are expensed and are paid by the TRSs in the year in which the revenue is received. These income taxes are not eliminated when the related revenue is eliminated in consolidation.

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

q. Recent Accounting Pronouncements

Adopted within these Financial Statements

In February 2016, the FASB issued an accounting standard classified under FASB ASC Topic 842, “Leases”.  This accounting standard states that a lessee should recognize the assets and liabilities that arise from all leases with a term greater than 12 months. The core principle requires the lessee to recognize a liability to make lease payments and a right-of-use (“ROU”) asset. The accounting applied by the lessor is relatively unchanged. During 2017 and 2018, the FASB issued multiple amendments to this accounting standard that provide further clarification to this accounting standard.   The new standard is effective for us on January 1, 2019, with early adoption permitted. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. We have adopted the new standard effective January 1, 2019 and have used the effective date as our date of initial application. The new standard provides a number of optional practical expedients in transition. We have elected the “package of practical expedients” for all our leases that exist at the date of initial application. This package permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We also have elected the practical expedient to not separate lease and non-lease components for all of our leases. The adoption of FASB ASC Topic 842 resulted in the recognition of a lease liability of $3,008 and a ROU asset of $2,416 as of the adoption date for one of our operating leases for which we are the lessee. The standard did not have an impact on any of our real estate leases for which we are the lessor.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2019

(Unaudited and dollars in thousands, except share and per share amounts)

Not Yet Adopted Within These Financial Statements

In June 2016, the FASB issued an accounting standard classified under FASB ASC Topic 326, “Financial Instruments-Credit Losses”.  The amendments in this standard provide an approach based on expected losses to estimate credit losses on certain types of financial instruments.  The amendments also modify the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination.  The amendments in this standard expand the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses.  In addition, public business entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. During 2019, the FASB issued an amendment to this accounting standard which provides further clarification to this accounting standard. This standard and its amendment are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early application of the guidance will be permitted for all entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Management is currently evaluating the impact that this standard will have on our consolidated financial statements.

In August 2018, the FASB issued an accounting standard classified under FASB ASC Topic 820, “Fair Value Measurement”. The amendments in this standard eliminate, add and modify certain disclosure requirements for fair value measurements. For example, entities will no longer have to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The amendments in this accounting standard are effective for fiscal years beginning after December 15, 2019. Management is currently evaluating the impact that this standard will have on our consolidated financial statements.

NOTE 3: INVESTMENTS IN COMMERCIAL MORTGAGE LOANS, MEZZANINE LOANS AND PREFERRED EQUITY INTERESTS

Loans Held for Investment

The following table summarizes our investments in commercial mortgage loans, mezzanine loans and preferred equity interests held for investment as of March 31, 2019:

	Unpaid Principal Balance	Unamortized (Discounts) Premiums	Carrying Amount	Number of Loans	Weighted- Average Coupon (1)	Range of Maturity Dates
Commercial Real Estate (CRE)
Commercial mortgage loans	$388,913	$(64)	$388,849	30	6.9%	Apr. 2019 to Jun. 2025
Mezzanine loans	21,114	164	21,278	3	13.3%	Jun. 2020 to Mar. 2023
Preferred equity interests	28,515	(1)	28,514	13	6.0%	Mar. 2023 to Jun. 2029
Total CRE (2)	438,542	99	438,641	46	7.2%
Deferred fees and costs, net (3)	(397)	-	(397)
Total	$438,145	$99	$438,244

(1)	Weighted-average coupon is calculated on the unpaid principal balance, which does not necessarily correspond to the carrying amount.
(2)

Includes $53,128 of cash flow loans, of which $7,148 are commercial mortgage loans, $21,114 are mezzanine loans and $24,866 are preferred equity interests. See Note 2: Summary of Significant Accounting Policies, (j) Revenue Recognition, for further discussion of our cash flow loans.

(3)	Includes $1,703 of deferred fees, net of $1,306 of deferred costs.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2019

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

A loan is placed on non-accrual status if it is delinquent for 90 days or more or if there is uncertainty over full collection of principal and interest, which generally includes our impaired loans that have reserves. The following table summarizes the delinquency statistics of our commercial real estate loans as of March 31, 2019 and December 31, 2018:

	As of March 31, 2019
Delinquency Status	Current	30 to 59 days	60 to 89 days	90 days or more	Total	Non-accrual (1)
Commercial mortgage loans	$351,906	$—	$—	$37,007	$388,913	$65,952
Mezzanine loans	21,114	—	—	—	21,114	8,245
Preferred equity interests	28,515	—	—	—	28,515	7,770
Total	$401,535	$—	$—	$37,007	$438,542	$81,967
(1)

Includes five loans that are current but are on non-accrual status due to uncertainty over whether we will fully collect principal and interest.  Also includes two loans that are 90 days or more past due in accordance with their terms.

	As of December 31, 2018
Delinquency Status	Current	30 to 59 days	60 to 89 days	90 days or more	Total	Non-Accrual (1)
Commercial mortgage loans	$414,735	$—	$—	$47,440	$453,283	$46,793
Mezzanine loans	12,222	—	—	—	21,114	8,892
Preferred equity interests	28,577	—	—	—	28,577	37,308
Total	$455,534	$—	$—	$47,440	$502,974	$92,993
(1)

Includes five loans that are current but are on non-accrual status due to uncertainty over whether we will fully collect principal and interest.  Also includes three loans that are 90 days or more past due in accordance with their terms.

As of March 31, 2019 and December 31, 2018, all of our held for investment commercial mortgage loans, mezzanine loans and preferred equity interests that were 90 days or more past due or in foreclosure were on non-accrual status.  As of March 31, 2019, $53,128 of our loans are cash flow loans, which permanently provide for the accrual of interest at specified rates which differ from current payment terms, and in some cases, do not require current payments. See Note 2: Summary of Significant Accounting Policies, (j) Revenue Recognition, for further discussion of our cash flow loans. As of March 31, 2019, and December 31, 2018, $81,967 and $92,993, respectively, of our loans were on non-accrual status and had a weighted-average interest rate of 6.8% and 6.9%,

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2019

(Unaudited and dollars in thousands, except share and per share amounts)

respectively. Also, as of March 31, 2019 and December 31, 2018, five loans with unpaid principal balances of $25,703, and weighted average interest rate of 11.4%, were not recognizing interest based on the estimated value of the underlying collateral.

Allowance For Loan Losses And Impaired Loans

During the three months ended March 31, 2019, we recognized a benefit for loan losses of $583 primarily driven by the receipt of payments on several impaired loans, partially offset by an additional reserve taken on a previously impaired commercial mortgage loan.

We closely monitor our loans which require evaluation for loan loss in two categories: satisfactory and watchlist. Loans classified as satisfactory are loans that are performing consistent with our expectations. Loans classified as watchlist are generally loans that have performed below our expectations, have credit weaknesses or in which the credit quality of the collateral has deteriorated. This is determined by evaluating quantitative factors including debt service coverage ratios, net operating income of the underlying collateral and qualitative factors such as recent operating performance of the underlying property and history of the borrower’s ability to provide financial support. We have classified our investment in loans by credit risk category as of March 31, 2019 and December 31, 2018 as follows:

	As of March 31, 2019
Credit Status	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Satisfactory	$257,796	$—	$5,063	$262,859
Watchlist (1)	131,117	21,114	23,452	175,683
Total	$388,913	$21,114	$28,515	$438,542
(1)	Includes $115,618 of loans that are considered to be impaired and $60,065 of loans that are not considered to be impaired.

	As of December 31, 2018
Credit Status	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Satisfactory	$314,104	$—	$5,063	$319,167
Watchlist (1)	139,179	21,114	23,514	183,807
Total	$453,283	$21,114	$28,577	$502,974
(1)	Includes $126,645 of loans that are considered to be impaired and $57,162 of loans that are not considered to be impaired.

The following tables provide a roll-forward of our allowance for loan losses for our commercial mortgage loans, mezzanine loans and preferred equity interests for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31, 2019
	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Beginning balance	$11,912	$6,496	$3,928	$22,336
Provision (benefit) for loan losses	(485)	—	(98)	(583)
Charge-offs, net of recoveries	(1,026)	—	—	(1,026)
Ending balance	$10,401	$6,496	$3,830	$20,727

	For the Three Months Ended March 31, 2018
	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Beginning balance	$9,019	$5,622	$242	$14,883
Provision (benefit) for loan losses	5,248	2,784	—	8,032
Charge-offs, net of recoveries (1)	(6,008)	(3,175)	—	(9,183)
Ending balance	$8,259	$5,231	$242	$13,732

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2019

(Unaudited and dollars in thousands, except share and per share amounts)

(1)	Includes $3,908 of charge-offs related to loans transferred to held for sale during the three months ended March 31, 2018.

Information on those loans considered to be impaired as of March 31, 2019 and December 31, 2018 was as follows:

	As of March 31, 2019
Impaired Loans	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Impaired loans expecting full recovery	$7,148	$12,869	$19,332	$39,349
Impaired loans with reserves	63,904	8,245	4,120	76,269
Total Impaired Loans (1)	71,052	21,114	23,452	115,618
Allowance for loan losses	$10,401	$6,496	$3,830	$20,727
(1)	As of March 31, 2019, there was no unpaid principal relating to previously identified TDRs that are on accrual status.

	As of December 31, 2018
Impaired Loans	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Impaired loans expecting full recovery	$8,579	$12,869	$19,334	$40,782
Impaired loans with reserves	73,438	8,245	4,180	85,863
Total Impaired Loans (1)	82,017	21,114	23,514	126,645
Allowance for loan losses	$11,912	$6,496	$3,928	$22,336
(1)	As of December 31, 2018, there was no unpaid principal relating to previously identified TDRs that are on accrual status.

The average unpaid principal balance and recorded investment of total impaired loans was $121,132 and $124,887 during the three months ended March 31, 2019 and 2018, respectively. We recorded interest income from impaired loans of $0 and $127 for the three months ended March 31, 2019 and 2018, respectively.

We have evaluated modifications to our commercial real estate loans to determine if the modification constitutes a troubled debt restructuring, or TDR, under FASB ASC Topic 310, “Receivables”. During the three months ended March 31, 2019, we determined that restructuring of one commercial real estate loan with an unpaid principal balance totaling $29,478 constituted a TDR as the interest payment rate was decreased through September 2019 although interest continues to accrue at the original contractual interest rate. During the three months ended March 31, 2018, we determined that restructuring of one commercial real estate loan with an unpaid principal balance totaling $7,948 constituted a TDR as the interest payment rate was decreased to zero percent and the maturity date was extended. During the three months ended March 31, 2019, and March 31, 2018, there were no TDRs that subsequently defaulted for restructurings that had been entered into within the previous 12 months.

In May 2019, we received $9,000 pursuant to a Settlement Agreement and Mutual Release related to a loan that was previously charged off. This will be recorded as a recovery of amounts previously charged off in the second quarter of 2019. See Note 13: Commitments and Contingencies for further information related to this Settlement Agreement and Mutual Release.

Loans Held for Sale

In February 2018, we began to pursue a sale of certain loans.  In March 2018, we sold these loans, which had an unpaid principal balance of $90,260 and received proceeds of $43,384 after repayment of $45,850 of secured warehouse facility debt and $349 of interest.  We recognized a loss of $930 on these loans.

During March 2018, we transferred nine additional loans to held for sale as we had the intent and ability to sell these loans. The transfer was made at the lower of cost or fair value for each respective loan. During the year ended December 31, 2018, six of these loans were sold or repaid, resulting in a net loss of $3,280. As of March 31, 2019, the three remaining loans held for sale were measured at the lower of cost or fair value, resulting in a gain of $303, an unpaid principal balance of $6,967, and a carrying amount of $5,131.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2019

(Unaudited and dollars in thousands, except share and per share amounts)

Loan-to-Real Estate Conversions

In June 2019, we completed the conversion of a portion of a commercial mortgage loan portfolio to real estate owned property. See Note 4: Investments in Real Estate - Acquisitions for further information.

NOTE 4: INVESTMENTS IN REAL ESTATE

The table below summarizes our investments in real estate:

	Book Value
	As of March 31, 2019	As of December 31, 2018
Office real estate properties	$48,886	$48,760
Retail real estate properties	49,108	49,088
Parcels of land	18,744	18,744
Subtotal	116,738	116,592
Less: Accumulated depreciation and amortization	(9,742)	(8,768)
Investments in real estate, net	$106,996	$107,824

As of March 31, 2019, our investments in real estate were comprised of land of $36,905 and buildings and improvements of $79,833. As of December 31, 2018, our investments in real estate were comprised of land of $36,905 and buildings and improvements of $79,687.

As of March 31, 2019, our investments in real estate of $116,738 were financed through $40,534 of mortgage loans or other debt held by third parties and $80,562 of mortgage loans held directly by RAIT or through our RAIT I securitization. As of December 31, 2018, our investments in real estate of $116,592 were financed through $40,724 of mortgage loans or other debt held by third parties and $80,562 of mortgage loans held directly by RAIT or through our RAIT I securitization. Together, along with the other commercial real estate loans held by our RAIT I securitization, these mortgage loans serve as collateral for the CDO notes payable issued by our RAIT I securitization. All intercompany balances and interest charges are eliminated in consolidation.

The following table represents the minimum future lease payments for our office and retail properties as of March 31, 2019.

2019	$7,072
2020	7,746
2021	5,620
2022	3,690
2023	1,980
2024 and thereafter	5,168
Total	$31,276

Investments in real estate, held for sale:

During the first quarter of 2019, we consolidated the Collins Avenue VIE as described in Note 7: Variable Interest Entities.  As of March 31, 2019, the real estate property owned by this entity, with a carrying amount of $7,448, was considered held-for-sale.  This property was subsequently sold in May 2019. We expect to recognize a gain as a result of the sale.

Acquisitions:

As described in Note 3: Investments in Commercial Mortgage Loans, Mezzanine Loans and Preferred Equity Interests, in June 2019, we completed the conversion of a portion of a commercial mortgage loan portfolio with a carrying value of $7,448 to real estate owned property. The conversion resulted in approximately $7,448 of real estate assets being reflected on our consolidated balance sheet.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2019

(Unaudited and dollars in thousands, except share and per share amounts)

Property Sales:

During the three months ended March 31, 2019, we disposed of one real estate owned property.  The below table summarizes the current year dispositions and also presents each property’s contribution to net income (loss) allocable to common shares, excluding the impact of any gain (loss) on sale:

					Net income (loss) allocable to common shares
Property Name	Property Type	Date of Sale	Sale Price	Gain (loss) on sale	For the Three Months Ended March 31, 2019
Rte 18 Central Plaza	Retail	2/26/2019	$5,100	$-	$(60)
Total			$5,100	$-	$(60)

NOTE 5: INDEBTEDNESS

We maintain various forms of short-term and long-term financing arrangements.

The following tables summarizes our total recourse and non-recourse indebtedness as of March 31, 2019 and December 31, 2018, but do not reflect any potential impacts of the Chapter 11 Cases or any other “Event of Default” as discussed in Note 1: The Company or otherwise in “Defaults on Recourse Indebtedness” below.

The following table summarizes our total recourse and non-recourse indebtedness as of March 31, 2019:

Description	Unpaid Principal Balance	Unamortized Discount/Premium and Deferred Financing Costs	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
7.625% Senior Notes	$56,324	$(1,166)	$55,158	7.6%	Apr. 2024
7.125% Senior Notes	65,356	(225)	65,131	7.1%	Aug. 2019
Junior subordinated notes, at fair value (1)	18,671	(13,171)	5,500	6.8%	Mar. 2035
Junior subordinated notes, at amortized cost	25,100	—	25,100	5.3%	Apr. 2037
Total recourse indebtedness	165,451	(14,562)	150,889	7.0%
Non-recourse indebtedness:
CDO notes payable, at amortized cost (2)(3)	102,918	—	102,918	3.2%	Nov. 2046
CMBS securitizations (4)(5)	282,393	(1,267)	281,126	4.2%	Jun. 2037 to Dec. 2037
Loans payable on real estate	40,534	(204)	40,330	4.7%	Oct. 2021 to Dec. 2021
Total non-recourse indebtedness	425,845	(1,471)	424,374	4.0%
Total indebtedness	$591,296	$(16,033)	$575,263	4.8%

(1)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(2)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.
(3)

Collateralized by $150,845 principal amount of commercial mortgage loans, mezzanine loans, other loans and preferred equity interests, $78,979 of which is eliminated in consolidation.  These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

(4)	Excludes CMBS securitization notes purchased by us which are eliminated in consolidation.
(5)

Collateralized by $355,699 principal amount of commercial mortgage loans and participation interests in commercial mortgage loans, $8,892 of which is eliminated in consolidation. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2019

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

The activity in our financing arrangements occurring as of or during the three months ended March 31, 2019 is as follows:

Recourse Indebtedness

7.625% Senior Notes.  During the three months ended March 31, 2019, there was no activity other than recurring interest. As of March 31, 2019, $56,324 of the 7.625% Senior Notes remain outstanding. These notes contain financial covenants that are applicable upon the incurrence of debt as defined in the notes’ related indenture including a maximum leverage ratio covenant and a minimum fixed charge ratio covenant. We have not incurred debt, as defined in this indenture, since the three months ended March 31, 2018. As of March 31, 2018, the leverage ratio, calculated in accordance with the indenture, was 74.6% as compared to a maximum leverage ratio not to exceed 80%, and for the preceding four quarters, the fixed charge coverage ratio, calculated in accordance with the indenture, was 1.34x as compared to a minimum fixed charge coverage ratio of no less than 1.20x.

7.125% Senior Notes.  During the three months ended March 31, 2019, there was no activity other than recurring interest. As of March 31, 2019, $65,356 of the 7.125% Senior Notes remain outstanding. These notes contain financial covenants that are applicable upon the incurrence of debt as defined in the notes’ related indenture including a maximum leverage ratio covenant and a minimum fixed charge ratio covenant. We have not incurred debt, as defined in this indenture, since the three months ended March 31, 2018. As of March 31, 2018, the leverage ratio, calculated in accordance with the indenture, was 74.6% as compared to a maximum leverage ratio not to exceed 80%, and for the preceding four quarters, the fixed charge coverage ratio, calculated in accordance with the indenture, was 1.34x as compared to a minimum fixed charge coverage ratio of no less than 1.20x.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2019

(Unaudited and dollars in thousands, except share and per share amounts)

Junior subordinated notes, at fair value. At issuance, we elected to record the $18,671 junior subordinated notes at fair value under FASB ASC Topic 825, with all subsequent changes in fair value recorded in earnings. Starting in January 2018, in accordance with an update to FASB ASC Topic 825, we began recording the change in fair value due to instrument-specific credit risk in other comprehensive income, with all other changes in fair value recorded in earnings. As of March 31, 2019, the fair value, or carrying amount, of this indebtedness was $5,500. These notes do not contain financial covenants.

Junior subordinated notes, at amortized cost.  During the three months ended March 31, 2019, there was no activity other than recurring interest. These notes do not contain financial covenants.

Non-Recourse Indebtedness

CDO notes payable, at amortized cost. CDO notes payable at amortized cost represent notes issued by RAIT I which were used to finance the acquisition of commercial mortgage loans and mezzanine loans in our commercial real estate portfolio. Generally, CDO notes payable are comprised of various classes of notes payable, with each class bearing interest at variable or fixed rates. The RAIT I securitization contains interest coverage trigger tests, or IC triggers, and overcollateralization trigger tests, or OC triggers. If the IC triggers or OC triggers are not met in a given period, then the interest distributions are redirected from lower rated tranches and used to repay the principal amounts to the senior tranches of CDO notes payable. These conditions and the re-direction of interest distributions continue until the triggers are met by curing the underlying cause of the IC trigger or OC trigger failure, which may include curing payment defaults, paying down the CDO notes payable, or other actions permitted under the relevant securitization indenture.

As of December 31, 2018, RAIT I was meeting all its OC and IC trigger tests. Starting in January 2019 through the date of the filing of this Quarterly Report on Form 10-Q, the Class F/G/H OC test for RAIT I has not been met. In October 2019, the Class F/G/H IC test for RAIT I was not met. As a result, certain interest payments that would have otherwise been directed to the Class J notes and equity issued by RAIT I, which are owned by us, are instead being redirected to pay principal on the most senior class of CDO notes payable that are outstanding.  The failure of these tests do not represent an event of default under the RAIT I securitization indenture.

CMBS securitizations As of March 31, 2019, our subsidiary, RAIT 2017-FL7 Trust, or RAIT FL7, had $224,094 of total collateral at par value, $9,000 of which is in default. As of March 31, 2019, RAIT FL7 had classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $158,615 to investors.  We currently own the unrated classes of junior notes, including a class with an aggregate principal balance of $65,479, and the equity, or the retained interests, of RAIT FL7. RAIT FL7 does not have OC triggers or IC triggers.

As of March 31, 2019, our subsidiary, RAIT 2017-FL8 Trust, or RAIT FL8, had $167,940 of total collateral at par value, none of which was defaulted. As of March 31, 2019, RAIT FL8 had classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $123,778 to investors.  We currently own the unrated classes of junior notes, including a class with an aggregate principal balance of $44,162, and the equity, or the retained interests, of RAIT FL8. RAIT FL8 does not have OC triggers or IC triggers.

The junior notes that we have retained in our CMBS securitizations include the class of junior notes that is subject to the first dollar of loss.

Maturity of Indebtedness

Generally, the majority of our indebtedness is payable in full upon the maturity or termination date of the underlying indebtedness. The following table displays the aggregate contractual maturities of our indebtedness outstanding as of March 31, 2019, by year, but does not reflect any potential impacts of the Chapter 11 Cases as discussed in Note 1:

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2019

(Unaudited and dollars in thousands, except share and per share amounts)

	Recourse indebtedness	Non-recourse indebtedness
2019	$65,356	$559
2020	-	779
2021	-	39,196
2022	-	-
2023	-	-
Thereafter	100,095	385,311
Total	$165,451	$425,845

Defaults on Recourse Indebtedness

The filing of the Chapter 11 Cases with the Bankruptcy Court triggered the Bankruptcy Events of Default, see Note 1: The Company for further information. Furthermore, RAIT’s failure to pay the principal amount of the 7.125% Senior Notes by their maturity date on August 30, 2019 constituted an “Event of Default” under the applicable supplemental indenture.

Prior to the filing of the Chapter 11 Cases, on August 20, 2019, RAIT received a notice of default relating to the 7.125% Senior Notes and the 7.625% Senior Notes from the indenture trustee. The notice stated that RAIT has defaulted under Section 4.02 of each of the supplemental indentures that govern those Senior Notes because RAIT failed to timely file the quarterly report for the fiscal quarter ended March 31, 2019 that RAIT is required to file with the Securities and Exchange Commission. The notice demanded RAIT remedy such default. Under the supplemental indentures, the default will not become an “Event of Default” unless RAIT failed to remedy the default within 60 days after the date on which notice was received. If such an “Event of Default” occurred, then in lieu of acceleration of the repayment obligation, RAIT may at its option elect to pay additional interest on the respective Senior Note at an annual rate equal to 0.50% of the principal amount of the respective Senior Note for up to one year after the occurrence of such “Event of Default”. Notwithstanding the foregoing, subject to certain specific exceptions under the Bankruptcy Code, the Chapter 11 Cases automatically stayed most judicial or administrative actions against the Debtors as well as efforts by creditors to collect on or otherwise exercise rights or remedies with respect to pre-petition claims.

NOTE 6: FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments” requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of investments in mortgage loans, mezzanine loans, preferred equity interests, CDO notes payable, convertible senior notes, junior subordinated notes, and derivative assets and liabilities is based on significant observable and unobservable inputs. The fair value of cash and cash equivalents and restricted cash approximates their carrying amount or unpaid principal balance due to the nature of these instruments.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2019

(Unaudited and dollars in thousands, except share and per share amounts)

The following table summarizes the carrying amount and the fair value of our financial instruments as of March 31, 2019:

Financial Instrument	Carrying Amount	Estimated Fair Value
Assets
Total investment in mortgage loans, held for investment, net	$417,517	$380,819
Investment in mortgage loans, held for sale	5,131	5,131
Cash and cash equivalents	39,139	39,139
Restricted cash	65,000	65,000
Liabilities
Recourse indebtedness:
7.625% Senior Notes	55,158	41,117
7.125% Senior Notes	65,131	60,128
Junior subordinated notes, at fair value	5,500	5,500
Junior subordinated notes, at amortized cost	25,100	5,780
Non-recourse indebtedness:
CDO notes payable, at amortized cost	102,918	83,595
CMBS securitizations	281,126	282,856
Loans payable on real estate	40,330	40,698

The following table summarizes the carrying amount and the fair value of our financial instruments as of December 31, 2018:

Financial Instrument	Carrying Amount	Estimated Fair Value
Assets
Total investment in mortgage loans, held for investment, net	$480,061	$444,962
Investment in mortgage loans, held for sale	4,873	4,873
Cash and cash equivalents	42,453	42,453
Restricted cash	63,067	63,067
Liabilities
Recourse indebtedness:
7.625% Senior Notes	55,100	41,229
7.125% Senior Notes	64,997	58,010
Junior subordinated notes, at fair value	6,110	6,110
Junior subordinated notes, at amortized cost	25,100	6,550
Non-recourse indebtedness:
CDO notes payable, at amortized cost	116,102	94,513
CMBS securitizations	318,008	320,711
Loans payable on real estate	40,499	40,608

Fair Value Measurements

The following tables summarize information about our assets and liabilities measured at fair value on a recurring basis as of March 31, 2019, and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value:

Liabilities:	Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (1)	Significant Unobservable Inputs (Level 3) (1)	Balance as of March 31, 2019
Junior subordinated notes, at fair value	$—	$—	$5,500	$5,500
Total liabilities	$—	$—	$5,500	$5,500

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2019

(Unaudited and dollars in thousands, except share and per share amounts)

(1)	During the three months ended March 31, 2019, there were no transfers between Level 1 and Level 2, and there were no transfers into and/or out of Level 3.

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

When estimating the fair value of our Level 3 financial instruments, management uses various observable and unobservable inputs. These inputs include yields, credit spreads, duration, effective dollar prices and overall market conditions on not only the exact financial instrument for which management is estimating the fair value, but also financial instruments that are similar or issued by the same issuer when such inputs are unavailable. Generally, an increase in the yields, credit spreads or estimated duration will decrease the fair value of our financial instruments. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value, as determined by management, may fluctuate from period to period and any ultimate liquidation or sale of the investment may result in proceeds that may be significantly different than fair value. For the fair value of our junior subordinated notes, at fair value, we estimate the fair value of these financial instruments using significant unobservable inputs. For the junior subordinated notes, at fair value, a discounted cash flow model was used as the valuation technique and the significant unobservable inputs as of March 31, 2019 include a discount rate of 29% and as of December 31, 2018 include a discount rate of 27%. The gains attributable to changes in instrument-specific credit risk were determined by discounting the future cash flows of the notes at base market interest rates and subtracting this amount from the total fair value of the instrument.

The following table summarizes additional information about assets and liabilities that are measured at fair value on a recurring basis for which we have utilized level 3 inputs to determine fair value for the three months ended March 31, 2019:

Liabilities	Junior Subordinated Notes, at Fair Value	Total Level 3 Liabilities
Balance, as of December 31, 2018	$6,110	$6,110
Change in fair value of financial instruments	(610)	(610)
Balance, as of March 31, 2019	$5,500	$5,500

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2019

(Unaudited and dollars in thousands, except share and per share amounts)

Non-Recurring Fair Value Measurements

Our non-recurring fair value measurements relate primarily to our commercial real estate loans that are considered impaired. In evaluating our impaired loans, we estimate the fair value of the underlying collateral of the respective commercial real estate loan and compare that fair value to our total investment in the loan. When estimating the fair value of the underlying collateral of the commercial real estate loan, management uses discounted cash flow analyses and/or direct capitalization valuation analyses. The significant inputs to these valuations are capitalization rates and discount rates and are based on market information and comparable sales of similar properties.  As of March 31, 2019, we measured the underlying collateral of five of our loans at a fair value of $56,310 in our consolidated balance sheet as they were impaired.

Our other non-recurring fair value measurements relate to our commercial real estate loans that are considered held for sale and are recorded at the lower of cost or fair value in our consolidated balance sheets. In evaluating our loans held for sale, we estimate the fair value of each loan and compare that fair value to our total investment in the loan. The estimate of fair value for each loan is determined using a discounted cash flow analysis. The significant inputs to these valuations are estimated future cash flows for each loan and market discount rates. The discount rates are based on underlying property performance and recent data from comparable lending markets. As of March 31, 2019, we measured three loans held for sale at a fair value of $5,131 in our consolidated balance sheet.

Fair Value of Financial Instruments

The following tables summarize the valuation technique and the level of the fair value hierarchy for financial instruments that are not recorded at fair value in the accompanying consolidated balance sheets but for which fair value is required to be disclosed. The fair value of cash and cash equivalents and restricted cash approximates cost due to the nature of these instruments and are not included in the tables below.

	Carrying Amount as of March 31, 2019	Estimated Fair Value as of March 31, 2019	Valuation Technique	Level in Fair Value Hierarchy
Total investment in mortgage loans, held for investment, net	$417,517	$380,819	Discounted cash flows	Three
Investment in mortgage loans, held for sale	5,131	5,131	Discounted cash flows	Three
7.625% Senior Notes	55,158	41,117	Trading price	Two
7.125% Senior Notes	65,131	60,128	Trading price	Two
Junior subordinated notes, at amortized cost	25,100	5,780	Discounted cash flows	Three
CDO notes payable, at amortized cost	102,918	83,595	Discounted cash flows	Three
CMBS securitizations	281,126	282,856	Discounted cash flows	Three
Loans payable on real estate	40,330	40,698	Discounted cash flows	Three

	Carrying Amount as of December 31, 2018	Estimated Fair Value as of December 31, 2018	Valuation Technique	Level in Fair Value Hierarchy
Total investment in mortgage loans, held for investment, net	$480,061	$444,962	Discounted cash flows	Three
Investment in mortgage loans, held for sale	4,873	4,873	Discounted cash flows	Three
7.625% Senior Notes	55,100	41,229	Trading price	Two
7.125% Senior Notes	64,997	58,010	Trading price	Two
Junior subordinated notes, at amortized cost	25,100	6,550	Discounted cash flows	Three
CDO notes payable, at amortized cost	116,102	94,513	Discounted cash flows	Three
CMBS securitizations	318,008	320,711	Discounted cash flows	Three
Loans payable on real estate	40,499	40,608	Discounted cash flows	Three

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2019

(Unaudited and dollars in thousands, except share and per share amounts)

Change in Fair Value of Financial Instruments

The following table summarizes realized and unrealized gains and losses on assets and liabilities for which we elected the fair value option of FASB ASC Topic 825, “Financial Instruments” and derivatives as reported in change in fair value of financial instruments in the accompanying consolidated statements of operations:

	For the Three Months Ended March 31,
Description	2019	2018
Change in fair value of junior subordinated notes	$30	$(269)
Change in fair value of derivatives	—	356
Change in fair value of financial instruments	$30	$87

The changes in the fair value for the junior subordinated notes for which the fair value option was elected for the three months ended March 31, 2019 and 2018 was primarily attributable to changes in base market interest rates. The changes in the fair value of derivatives for the three months ended March 31, 2018 was primarily attributable to changes in interest rates.

NOTE 7: VARIABLE INTEREST ENTITIES

The determination of when to consolidate a VIE is based on the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance together with either the obligation to absorb losses or the right to receive benefits that could be significant to the VIE. We evaluated our investments and determined that, as of March 31, 2019 and December 31, 2018, our consolidated VIEs were: RAIT I, RAIT FL7, RAIT FL8, and the RAIT VIE Properties (Willow Grove and Cherry Hill). Also, as of March 31, 2019, we consolidated the Collins Avenue VIE (included within RAIT VIE Properties in the table below). During the first quarter of 2019, we entered into an agreement with the borrower of our Collins Avenue loan whereby the borrower agreed to cooperate with us in a deed-in-lieu of foreclosure transaction by June 30, 2019.  The terms of this agreement resulted in the determination that the entity that owns the collateral property is a VIE and that we are the primary beneficiary of the VIE.

We consolidate the securitizations that we sponsor for which we have retained interests in and control the significant decisions regarding the collateral in these entities, such as the approval of loan workouts.  As of March 31, 2019, we consolidated the VIE properties as we own the entities that possess and control these properties and control the significant capital and operating decisions regarding the properties.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2019

(Unaudited and dollars in thousands, except share and per share amounts)

The following tables present the assets and liabilities of our consolidated VIEs as of each respective date. Certain amounts included in the tables below are eliminated upon consolidation with our other subsidiaries that maintain investments in the debt or equity securities issued by these entities.

	As of March 31, 2019
	RAIT Securitizations	RAIT VIE Properties	Total
Assets
Investments in commercial mortgage loans, mezzanine loans and preferred equity interests	$496,167	$—	$496,167
Investments in real estate	—	25,264	25,264
Cash and cash equivalents	—	273	273
Restricted cash	36,146	422	36,568
Accrued interest receivable	18,207	—	18,207
Other assets	115	3,861	3,976
Total assets	$550,635	$29,820	$580,455
Liabilities and Equity
Indebtedness, net	$568,318	$28,353	$596,671
Accrued interest payable	1,497	6,013	7,510
Accounts payable and accrued expenses	64	3,304	3,368
Deferred taxes, borrowers’ escrows and other liabilities	—	271	271
Total liabilities	569,879	37,941	607,820
Equity:
Shareholders’ equity:
RAIT investment and Retained earnings (deficit)	(19,244)	(8,121)	(27,365)
Total shareholders’ equity	(19,244)	(8,121)	(27,365)
Total liabilities and equity	$550,635	$29,820	$580,455

	As of December 31, 2018
	RAIT Securitizations	RAIT VIE Properties	Total
Assets
Investments in commercial mortgage loans, mezzanine loans and preferred equity interests	$561,101	$—	$561,101
Investments in real estate	—	18,020	18,020
Cash and cash equivalents	—	209	209
Restricted cash	29,658	374	30,032
Accrued interest receivable	18,849	—	18,849
Other assets	153	3,854	4,007
Total assets	$609,761	$22,457	$632,218
Liabilities and Equity
Indebtedness, net	$618,516	$19,495	$638,011
Accrued interest payable	1,534	5,883	7,417
Accounts payable and accrued expenses	74	3,315	3,389
Deferred taxes, borrowers’ escrows and other liabilities	2	197	199
Total liabilities	620,126	28,890	649,016
Equity:
Shareholders’ equity:
RAIT investment and Retained earnings (deficit)	(10,365)	(6,433)	(16,798)
Total shareholders’ equity	(10,365)	(6,433)	(16,798)
Total liabilities and equity	$609,761	$22,457	$632,218

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2019

(Unaudited and dollars in thousands, except share and per share amounts)

The assets of the VIEs can only be used to settle obligations of the VIEs and are not available to our creditors. The amounts that eliminate in consolidation include $87,126 of total investments in mortgage loans and $205,996 of indebtedness as of March 31, 2019 and $93,445 of total investments in mortgage loans and $197,235 of indebtedness as of December 31, 2018. We do not have any contractual obligation to provide the VIEs listed above with any financial support. We have not and do not intend to provide financial support to these VIEs that we were not previously contractually required to provide.

NOTE 8: SERIES D PREFERRED SHARES

On October 1, 2012, we entered into a Securities Purchase Agreement, or the purchase agreement, with ARS VI Investor I, LLC, or the Investor, an affiliate of Almanac Realty Investors, LLC, or Almanac. During the period from the effective date of the purchase agreement through March 2014, we sold to the Investor on a private placement basis in four separate sales for an aggregate purchase price of $100,000, or the total commitment, the following securities: (i) 4,000,000 of our Series D Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share, or the Series D preferred shares, (ii) common share purchase warrants, or the warrants, exercisable for 9,931,000 of our common shares, or the common shares (which had subsequently adjusted to 11,035,875 shares), and (iii) common share appreciation rights, or the Investor SARs, with respect to up to 6,735,667 common shares (which had subsequently adjusted to 7,485,045 shares). We subsequently repurchased a number of Series D preferred shares in transactions described below.  We purchased and cancelled the warrants and the investor SARs in October 2017 pursuant to the Investor’s exercise of put rights described below.  We used the proceeds received under the purchase agreement to fund our loan origination and investment activities, including CMBS and bridge lending.

All transactions involving the issuance, repurchase, redemption and/or exchange of the Series D preferred shares discussed herein also involved the corresponding preferred units of RAIT Asset Holdings IV, LLC, or RAIT IV, and with respect to the redemption on June 27, 2018 in connection with the below referenced Redemption and Exchange Agreement, resulted from the redemption of the linked preferred units of RAIT IV.

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

On June 27, 2018, we entered into a Redemption and Exchange Agreement with the Investor whereby we redeemed and cancelled the remaining 2,939,190 preferred units of RAIT IV and RAIT’s corresponding Series D preferred shares for $56,765 of cash received by RAIT IV from the sale of the FL5 and FL6 Interests, defined available cash held by RAIT IV and $16,715 of liquidation preference of RAIT’s publicly traded Series A preferred shares, Series B preferred shares and Series C preferred shares.  Accordingly, the Investor received 383,147 of RAIT’s Series A preferred shares, 167,828 of RAIT’s Series B preferred shares, and 117,605 of RAIT’s Series C preferred shares.  In addition, RAIT paid the Investor an exchange fee of $418.  The Redemption and Exchange Agreement also provided for the termination of the Securities Purchase Agreement and mutual releases between RAIT and the Investor of the previously reported dispute between the two parties.

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

As of March 31, 2019

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 9: SHAREHOLDERS’ EQUITY

Preferred Shares

Dividends:

RAIT’s Board of Trustees (the “Board”) determined that it would suspend the dividend on RAIT’s outstanding preferred shares on June 12, 2018. The Board considers dividends on a quarterly basis. As of March 31, 2019, $20,250 of dividends on these shares were unpaid and in arrears. These dividends in arrears are included in (income) loss allocated to preferred shares on our consolidated statements of operations since they represent a claim on earnings superior to common shareholders, but have not been accrued as a liability since they have not been declared.

Common Shares

Dividends:

The Board determined that it would suspend the dividend on RAIT’s outstanding common shares on November 1, 2017.

During the three months ended March 31, 2019, we paid $29 of dividends on restricted common share awards that vested in this period.  These dividends were declared during the vesting period but remained forfeitable prior to vesting and became payable upon vesting in accordance with the terms of these awards.

Shareholders’ Equity Attributable to Common Shares:

As of March 31, 2019, total shareholders’ equity attributable to common shares was a deficit of $186,915.

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

As of March 31, 2019

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 10: EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019	2018
Income (loss)	$(6,201)	$(27,705)
(Income) loss allocated to preferred shares	(5,063)	(6,389)
Net income (loss) allocable to common shares	$(11,264)	$(34,094)
Weighted-average shares outstanding—Basic (1)	1,844,037	1,837,493
Weighted-average shares outstanding—Diluted (1)	1,844,037	1,837,493
Earnings (loss) per share—Basic:
Earnings (loss) per share—Basic	$(6.11)	$(18.55)
Earnings (loss) per share—Diluted:
Earnings (loss) per share—Diluted	$(6.11)	$(18.55)

(1)	All share and per-share amounts have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented herein.

For the three months ended March 31, 2019, securities convertible into 6,015 common shares, were excluded from the earnings (loss) per share computations because their effect would have been anti-dilutive. For the three months ended March 31, 2018, securities convertible into 250,799 common shares, were excluded from the earnings (loss) per share computations because their effect would have been anti-dilutive.

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

Almanac Realty

On June 27, 2018, the purchase agreement that previously provided for Andrew M. Silberstein to serve as a trustee on our board was terminated as part of the Redemption and Exchange Agreement that was entered into with the Investor on June 27, 2018.  As part of the Redemption and Exchange Agreement, Mr. Silberstein resigned as a trustee.  While Mr. Silberstein was a trustee, his trustee fees were paid to the Investor.  Mr. Silberstein is an equity owner of Almanac and an officer of the Investor and holds indirect equity interests in the Investor. The transactions completed pursuant to the purchase agreement are described above in Note 8: Series D Preferred Shares.  Subsequent to June 27, 2018, Almanac is not considered a related party.

Ballard Spahr LLP

Justin P. Klein has served as a Trustee on our Board since June 2017 and is a partner of the law firm Ballard Spahr LLP, or Ballard Spahr.  RAIT did not have any transactions with Ballard Spahr during the three months ended March 31, 2019.  RAIT has paid Ballard Spahr LLP $32 during the three months ended March 31, 2018. The approximate dollar value of Mr. Klein’s interest in these fees was $1 for the three months ended March 31, 2018, based on Mr. Klein’s Ballard partnership interest.

Mr. Klein is a member of the RAIT board and receives board fees.  The fees are paid to Ballard Spahr.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2019

(Unaudited and dollars in thousands, except share and per share amounts)

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

Highland Capital Management, L.P.

There were no transactions with Highland in 2019 or 2018. It is noted that remaining obligations under the previously disclosed cooperation agreement between RAIT and Highland entered into on May 26, 2017 relating to a defined “standstill period” ended on May 26, 2019 and that Highland and certain of its affiliates filed a Schedule 13G/A with the SEC on February 14, 2019 disclosing that their aggregate holdings of RAIT’s common shares had reduced to 4.9% of RAIT’s outstanding common shares.

NOTE 12: SUPPLEMENTAL DISCLOSURE TO STATEMENT OF CASH FLOWS

The following are supplemental disclosures to the statements of cash flows for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019	2018
Cash paid for interest	$7,270	$12,925
Cash paid (refunds received) for taxes	(38)	(2)
Non-cash increase (decrease) in indebtedness from debt extinguishments	—	(293)

During the three months ended March 31, 2019, we consolidated the Collins Avenue VIE as described in Note 7: Variable Interest Entities. This resulted in a non-cash increase of $7,448 to investments in real estate, held for sale, and a non-cash decrease of $7,866 to investments in mortgage loans.

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

During the three months ended March 31, 2018, we acquired the noncontrolling interests related to PlazAmericas Mall for $343, including transaction costs. See Note 9: Shareholders’ Equity for further discussion.

The following table summarizes our cash and cash equivalents and restricted cash balances as of March 31, 2019 and March 31, 2018:

	As of March 31, 2019	As of March 31, 2018
Cash and cash equivalents	$39,139	$84,483
Restricted cash	65,000	152,962
Total cash and cash equivalents and restricted cash	$104,139	$237,445

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2019

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 13: COMMITMENTS AND CONTINGENCIES

General

We are involved from time to time in litigation on various matters, including disputes with tenants of owned properties, disputes arising out of agreements to purchase or sell properties, disputes arising out of our loan portfolio, discrimination claims, negligence claims, and similar tort claims related to owned properties or employment related disputes. Given the nature of our business activities, these lawsuits are considered routine to the conduct of our business. The result of any particular lawsuit cannot be predicted, because of the very nature of litigation, the litigation process and its adversarial nature, and the jury system. We do not expect that the liabilities, if any, that may ultimately result from such routine legal actions will have a material adverse effect on our consolidated financial position, results of operations or cash flows, except as described below.

The Chapter 11 Cases

For a description of the Chapter 11 Cases, see Note 1: The Company, which is incorporated herein by reference.

RAIT Preferred Funding II, Ltd. v. CWCapital Asset Management LLC, et al.–Index No. 651729/2016 (Sup. Ct. N.Y.)

On September 20, 2017, RAIT Preferred Funding II, Ltd., or RAIT II, filed an amended complaint against the following defendants, or the Defendants, CWCapital Asset Management, LLC, or CWCapital, Wells Fargo Bank N.A., or Wells Fargo, and U.S. Bank N.A., or U.S. Bank, in the Supreme Court of the State of New York, County of New York, or the Court. This action concerns a loan, or the mortgage loan, to a non-party borrower, or the borrower, made in 2007.  RAIT II purchased $18,500 of the mortgage loan for which it held a promissory note, or note B.  U.S. Bank is the trustee for a securitization trust that purchased the remaining $190,000 of the mortgage loan and for which it held a promissory note, or note A.  CWCapital is the special servicer and Wells Fargo is the master servicer for the mortgage loan (including note A and note B).  The parties’ rights and obligations are governed by, among other things, a pooling and servicing agreement and a co-lender agreement. The mortgage loan was repaid in May of 2017, and the defendants have alleged that RAIT II was not entitled to receive any payoff of principal under note B pursuant to the subordination and other provisions of the co-lender agreement.  In the amended complaint, RAIT II alleges, among other things, that the defendants breached certain of their obligations under the operative documents and RAIT II should have received, among other things, all of its $18,500 principal under note B.

On October 11, 2017, CWCapital and U.S. Bank moved to dismiss the amended complaint and on November 13, 2017 Wells Fargo moved to dismiss the amended complaint.  RAIT II filed its opposition to the motions to dismiss on November 27, 2017.  By Decision and Order dated January 29, 2018, the Court denied the defendants’ motions to dismiss the contract claims, leaving intact RAIT II’s breach of contract claims against all defendants.  The Court dismissed RAIT II’s non-contract claims (unjust enrichment, conversion, money had and received, and declaratory judgment) as duplicative of the surviving contract claims.  The parties have since concluded discovery, and Defendants filed a motion for summary judgment on March 18, 2019.  That motion was adjourned as a result of the Settlement Agreement and Agreement to Discontinue referenced below, and the litigation is scheduled to be discontinued with prejudice by Stipulation after TRFT receives payment under the Settlement Agreement.

On December 17, 2018, RAIT II assigned its interest in note B to TRFT in connection with TRFT’s redemption of RAIT II described in the 2018 Annual Report, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Securitization Summary.”  On April 8, 2019, the Court granted RAIT II’s motion to substitute TRFT as the plaintiff in this litigation.

Effective May 8, 2019, TRFT, RAIT II, CWCapital and U.S. Bank entered into a Settlement Agreement and Mutual Release, or the Settlement Agreement.  The Settlement Agreement provides (a) that CWCapital and U.S. Bank shall pay, or cause to be paid by the related securitization trust, $9,000, or the Settlement Payment, to TRFT within ten calendar days, (b) that the parties will execute and, after that Settlement Payment is received by TRFT, TRFT will file a Stipulation of Discontinuance with Prejudice, or the Stipulation, with the Court dismissing this litigation, and (c) for mutual releases between TRFT and RAIT II, on the one hand, and the Defendants, on the other hand, of claims relating to this litigation. Also, effective May 8, 2019, TRFT, RAIT II and Wells Fargo entered into an Agreement to Discontinue and Dismiss Litigation with Prejudice, or the Agreement to Discontinue.  The Agreement to Discontinue also provides (a) that TRFT, RAIT II and Wells Fargo shall sign the Stipulation, (b) that, after the Settlement Payment is received by TRFT, TRFT will file the Stipulation and (c) for mutual releases between TRFT and RAIT II, on the one hand, and Wells

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2019

(Unaudited and dollars in thousands, except share and per share amounts)

Fargo, on the other hand, of claims relating to this litigation. TRFT received the payment contemplated by the Settlement Agreement in May 2019.

Loan Funding Commitments

Certain of the existing mortgage loans that we previously originated contain commitments to fund certain amounts that were not funded upon the origination of the mortgage loan. Senior participation interests in these loans are held by certain of our FL securitizations and these FL securitizations are required to purchase additional participation interests in these loans that include the funded portions of these funding commitments from us and at our direction as the commitments are funded by us and as funds become available from loan payoffs in the FL securitization. As of March 31, 2019, our total outstanding funding commitment was $3,190. As of April 30, 2019, we had no outstanding funding commitments.

Lease Obligation

We lease office space in Philadelphia for use in our operations. We account for this lease as an operating lease and recognize lease expense on a straight-line basis over the lease term. As of March 31, 2019, the lease had a remaining term of 13.1 years with an option to extend for an additional 5 years. As discussed in Note 2: Summary of Significant Accounting Policies, (q) Recent Accounting Pronouncements, we adopted the provisions of ASC Topic 842, “Leases” related to this lease on January 1, 2019. When establishing the value of our right-of-use asset and lease liability, we calculated the present value of future lease payments over the lease term. Since the discount rate implicit in the lease could not be determined, we used our incremental borrowing rate of 12.6%, which was based on information available as of the effective date.

As of March 31, 2019, the office lease liability and corresponding operating lease asset had carrying amounts of $2,995 and $2,399, respectively, and are included within other liabilities and other assets, respectively, in the accompanying consolidated balance sheet. For the three months ended March 31, 2019, our operating lease costs and variable lease costs associated with the office lease were $107 and $79, respectively, and are included within other general and administrative expenses in the accompanying consolidated statement of operations.

The annual minimum rent due pursuant to the office lease for each of the next five years and thereafter is estimated to be as follows as of March 31, 2019:

2019	$322
2020	438
2021	447
2022	456
2023	465
Thereafter	4,626
Total undiscounted payments	6,754
Less imputed interest	(3,759)
Total lease liability	$2,995

The annual minimum rent due pursuant to the office lease for each of the next five years and thereafter is estimated to be as follows as of December 31, 2018:

2019	$479
2020	438
2021	447
2022	456
2023	465
Thereafter	4,626
Total	$6,911

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of March 31, 2019

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 14: SUBSEQUENT EVENTS

We have evaluated subsequent events or transactions that have occurred after the consolidated balance sheet date of March 31, 2019, but prior to the filing of the consolidated financial statements with the SEC on this Quarterly Report on Form 10-Q. We have determined that, except as disclosed within this Note and other Notes, including, without limitation, Note 1: The Company, there are no subsequent events that require disclosure in this Quarterly Report on Form 10-Q.

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

RAIT’s forward-looking statements include, but are not limited to, statements regarding:

•

the expected impact of confirmation and implementation of the Plan and consummation of a Sale on RAIT, including, without limitation, that such impact is expected to result in the sale of substantially all of RAIT’s assets, and the subsequent distribution of such assets in accordance with the Plan and subsequent winding down of RAIT so that RAIT does not continue as a going concern;

•

the agreements, bankruptcy filings and transactions described in Part I, Item 1, “Financial Statements —Note 1: The Company”, including, without limitation, the Purchase Agreement, the RSAs, the Chapter 11 Cases, the Plan, the Disclosure Statement and the Bidding Procedures; and

•	the ability of the Debtors to operate as a “debtor in possession” under the jurisdiction of the Bankruptcy Court.

Risks, uncertainties and contingencies that may affect the results expressed or implied by RAIT’s forward-looking statements include, but are not limited to:

•

whether RAIT or its affiliates will be able to obtain approval with respect to motions in the Chapter 11 Cases and the Bankruptcy Court’s rulings in the Chapter 11 Cases and the outcome of the Chapter 11 Cases in general, including, without limitation, confirmation of the Plan and approval of utilizing cash to fund certain operations;

•

whether the agreements, bankruptcy filings and transactions described in Part I, Item 1, “Financial Statements —Note 1: The Company” will be modified or otherwise changed due to actions by the Bankruptcy Court, third parties, the Debtors or otherwise;

•	risks associated with third-party motions in the Chapter 11 Cases, which may interfere with RAIT and its affiliates’ ability to develop and consummate the sale of the Purchased Assets;
•

whether the closing conditions for the Purchase Agreement, any bid resulting from the Bidding Procedures, the RSAs, the Plan and other agreements and transactions described in Part I, Item 1, “Financial Statements —Note 1: The Company” will be satisfied or waived and the related transactions completed as provided therein;

•	the Plan as proposed contemplates that, after confirmation of the Plan, RAIT will wind down its affairs and cease to be a going concern;
•	the potential impact of the Bidding Procedures on the Chapter 11 Cases;
•	the potential adverse effects of the Chapter 11 Cases on the Debtors’ liquidity, results of operations and business prospects;
•	increased legal, advisor and other costs related to the Chapter 11 Cases and other litigation and the inherent risks involved in a bankruptcy process;
•	the effect of the Chapter 11 Cases on the trading price and value of RAIT securities;
•	whether RAIT will be able to retain key members of its management team;

•	the actions taken by any Plan Administrator appointed to implement the Plan after any confirmation;
•	overall conditions in commercial real estate and the economy generally;
•	changes in the expected yield of RAIT’s investments;
•	whether the amount of loan repayments will be at the level assumed;
•	risks, disruption, costs and uncertainty caused by or related to the any legal proceedings initiated by third parties against RAIT, its affiliates, trustees, officers and/or advisors; and
•	other factors described in the 2018 Annual Report, this Quarterly Report on Form 10-Q and RAIT’s other filings with the SEC.

The risk factors discussed and identified in Item 1A of the 2018 Annual Report, elsewhere in this Quarterly Report on Form 10-Q and in other of our public filings with the SEC, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable law or regulation, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events.

Overview

We are an internally-managed Maryland real estate investment trust, or REIT, focused on managing a portfolio of commercial real estate (CRE) loans and properties.

We incorporate the disclosure in Part I, Item 1, “Financial Statements —Note 1: The Company” by reference herein.  RAIT expects that the Sellers will sell substantially all of its assets in the Sale (which may be to the Buyer pursuant to the Purchase Agreement) and the Plan Administrator will distribute RAIT’s assets in accordance with the Plan and proceed with winding down RAIT’s business so that RAIT does not continue as a going concern. As part of this winding down, RAIT and TRFT may choose to terminate their respective REIT status.

Developments related to our financial performance that occurred during the three months ended March 31, 2019 included the following:

•

For the three months ended March 31, 2019, RAIT monetized certain loans and real estate assets in the aggregate amount of $6.5 million.  These monetizations include sales of real estate assets and repayments of loans.  After selling costs and repayment of obligations secured by those assets of $4.3 million, RAIT received net proceeds of $2.2 million.

•	RAIT’s cash and cash equivalents balance, as of March 31, 2019, was $39.1 million.
•

RAIT’s compensation & general and administrative expenses were $5.7 million for the three months ended March 31, 2019 as compared to $9.3 million for the three months ended March 31, 2018.  The three months ended March 31, 2019 include additional legal and consulting expenses related to the resumed strategic and financial alternatives review.  The three months ended March 31, 2018 also included significant legal and consulting expenses in connection with the previous strategic alternatives process.

During the three months ended March 31, 2019, we generated GAAP net income (loss) allocable to common shares of $(11.3) million, or $(6.11) per common share-diluted, as compared to $(34.1) million, or $(18.55) per common share-diluted, during the three months ended March 31, 2018.

Chapter 11 Bankruptcy Matters

We incorporate the disclosure in Part I, Item 1, “Financial Statements —Note 1: The Company” by reference herein. The Plan, the Disclosure Statement and the Bidding Procedures Order are attached to this report as Exhibit 2.1, Exhibit 2.2 and Exhibit 2.3, respectively and are incorporated by reference herein. Court filings and other information related to the Chapter 11 Cases are available at a website administered by the Debtors’ noticing and claims agent, Epiq Corporate Restructuring, LLC, at https://dm.epiq11.com/rait, or www.deb.uscourts,gov, the official Bankruptcy Court website.  Information on such websites is not incorporated by reference herein.

The Plan, as currently proposed, provides for the ultimate wind down of RAIT’s affairs, if the Plan, as currently proposed, is confirmed by the Bankruptcy Court and thereafter implemented by the Plan Administrator. RAIT is expected to sell substantially all of its assets in the Sale (which may be to the Buyer pursuant to the Purchase Agreement) and the Plan Administrator will then distribute RAIT’s assets in accordance with the Plan and proceed with winding down RAIT’s business so that RAIT does not continue as a going concern. Subject to the conditions and qualifiers and the disclosure set forth in the Plan and the Disclosure Statement, RAIT expects the Plan as currently proposed to result in the following:

•	full payment of administrative, secured and priority claims;
•	full payment of Senior Notes claims;
•	full payment of general unsecured claims;
•	partial payments on the 2037 Note and the 2035 Note claims in accordance with their respective RSAs; and
•	no payment on preferred share or common share claims and the cancellation thereof.

The Plan is based upon the proceeds that are expected to be generated under the Purchase Agreement and is consistent with the RSAs entered into with the RSA Counterparties. If the transactions contemplated by the Purchase Agreement are not consummated pursuant to its terms or other alternative transactions are not successfully implemented, the proposed plan of reorganization may be materially and adversely affected. If the Debtors receive a higher and otherwise better bid pursuant to the Bidding Procedures approved in the Bidding Procedures Order, the Debtors would expect to accept that bid instead. If a higher and better bid were accepted as an alternative to a sale under the Purchase Agreement, that would trigger obligations to pay break-up fees and reimburse expenses as provided in the Bidding Procedures Order. RAIT approached many third parties soliciting possible strategic transactions with RAIT in the course of the 2018 Strategic Steps and the most recent process which culminated with the Purchase Agreement, and continues to solicit bids as part of the Bidding Procedures; however, RAIT cannot provide any assurances that a higher and otherwise better bid will be received.

Going Concern Considerations

Please see Part I, Item 1, “Financial Statements —Note 2: Summary of Significant Accounting Policies—Going Concern Considerations” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources” for a discussion of going concern considerations.

Commitments and Contingencies

Please see Part I, Item 1, “Financial Statements —Note 13: Commitments and Contingencies” for a description of litigation and certain other possible events that could have a significant impact on our future operating results. As further described therein, in May 2019, we received to a $9.0 million settlement related to an ongoing litigation matter. This settlement will be recorded as a recovery of amounts previously charged off during the second quarter of 2019.

Trends That May Affect our Business

The following trends may affect our business:

Impact of Chapter 11 Cases. See “Chapter 11 Bankruptcy Matters” above for a description of our expectations as to the impact on RAIT of the Chapter 11 Cases.

Impact of Transactions Contemplated by Purchase Agreement and the Bidding Procedures. We expect that the transactions contemplated by the Purchase Agreement, or any alternative developed as a result of the Bidding Procedures, will result in the sale of substantially all of our assets.

In addition, investors should read Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2018 Annual Report for discussion of the following items:

•	Impact of the evolution of our business strategy.
•	Trends relating to capital markets.
•	Trends relating to investments in loans.
•	Trends relating to investments in real estate.
•	Interest rate environment.
•	Prepayment rates.
•	Increasing credit risk in our investment portfolio.

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

Prior to our suspension of originating new loans in February 2018, our financing strategy involved the use of multiple sources of short-term financing to originate assets including warehouse facilities, repurchase agreements and bank conduit facilities.  Our ultimate goal was to finance these investments on a long-term, non-recourse, match-funded basis or to sell these assets into CMBS securitizations.  Match funding enabled us to match the interest rates and maturities of our assets with the interest rates and maturities of our financing, thereby reducing interest rate risk and funding risks in financing our portfolio on a long-term basis.

During the three months ended March 31, 2019, we received CRE loan repayments of $60.0 million.

The tables below describe certain characteristics of our held-for-investment commercial mortgage loans, mezzanine loans, and preferred equity interests as of March 31, 2019 (dollars in thousands):

	Carrying Value	Weighted- Average Coupon	Range of Maturities	Number of Loans
Commercial Real Estate (CRE) Loans
Commercial mortgage loans	$388,849	6.9%	Apr. 2019 to Jun. 2025	30
Mezzanine loans	21,278	13.3%	Jun. 2020 to Mar. 2023	3
Preferred equity interests	28,514	6.0%	Mar. 2023 to Jun. 2029	13
Total investments in loans	$438,641	7.2%		46

Certain of our commercial mortgage loans, mezzanine loans and preferred equity interests permanently provide for the accrual of interest at specified rates which differ from current payment terms.  We refer to these loans as cash flow loans.  Although a cash flow loan accrues interest at a stated rate, pursuant to forbearance or other agreements, the borrower is only required to pay interest each month at a minimum rate, which may be as low as zero percent, plus additional interest up to the stated rate to the extent of all cash flow from the property underlying the loan after the payment of property operating expenses and, if applicable, any senior debt service.  Please see Part I, Item 1, “Financial Statements—Note 2: Summary of Significant Accounting Policies—Revenue Recognition” for further information on these loans.  As of March 31, 2019, we held investments we characterized as cash flow loans, with a recorded investment (including accrued interest) of $70.3 million comprised of preferred equity interests totaling $34.3 million, bridge loans totaling $8.0 million and mezzanine loans totaling $28.0 million.

As of March 31, 2019, our nonaccrual loans total $82.0 million, which is comparable to the $93.0 million of nonaccrual loans as of December 31, 2018.  As of March 31, 2019, we had a loan loss reserve of $20.7 million, representing 25.3% of our nonaccrual loans and 4.7% of our total CRE loan portfolio.  During the three months ended March 31, 2019, we recognized a benefit for loan losses of $0.6 million, which was primarily driven by payments received on impaired loans during the period.

We historically financed our consolidated CRE loans on a long-term basis through securitizations. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Securitization Summary” for more information about our securitizations.

The charts below describe the property types and the geographic breakdown of our commercial mortgage loans, mezzanine loans, other loans, and preferred equity interests as of March 31, 2019:

(1)	Based on carrying amount.

REO Portfolio

As of March 31, 2019, our real estate portfolio had an aggregate gross cost (carrying value) of $116.7 million ($107.0 million), comprised of $48.9 million ($40.1 million) of office properties, $49.1 million ($48.2 million) of retail properties and $18.7 million ($18.7 million) of land.

We historically financed our portfolio of investments in commercial real estate through secured commercial mortgage loans held by either third-party lenders or our commercial real estate securitizations.

The table below describes certain characteristics of our REO Portfolio as of March 31, 2019 (dollars in thousands).

	Investments in Real Estate (1)	Average Physical Occupancy	Units/ Square Feet/ Acres	Number of Properties
Office real estate properties	$48,886	84.1%	349,999	3
Retail real estate properties	49,108	58.0%	506,737	3
Parcels of land	18,744	N/A	9.2	4
Total	$116,738	—		10
(1)	Based on properties owned as of March 31, 2019.

The charts below describe the property types and the geographic breakdown of our investments in real estate as of March 31, 2019:

(1)	Based on gross cost.

Securitization Summary

Overview. We have used securitizations to match fund the interest rates and maturities of our assets with the interest rates and maturities of the related financing. A securitization is a structure in which multiple classes of debt and equity are issued by a special purpose entity to finance a portfolio of assets. Cash flow from the portfolio of assets is used to repay the securitization liabilities sequentially, in order of seniority. The most senior classes of debt typically have credit ratings of “AAA” through “BBB–” and therefore can be issued at yields that are lower than the average yield of the loans collateralizing the securitization. The debt tranches are typically rated based on portfolio quality, diversification and structural subordination. The equity securities issued by the securitization are the “first loss” piece of the capital structure, but they are entitled to all residual amounts available for payment after the obligations to the debt holders have been satisfied. Historically, the stated maturity of the debt issued by a securitization we have sponsored and consolidated has been between 15 and 19 years for our FL securitizations and approximately 40 years for RAIT I. Debt issued by these securitizations is non-recourse to RAIT and payable solely from the payments by the borrowers on the loans collateralizing these securitizations. These assets are in most cases “non-recourse” or limited recourse loans secured by commercial real estate assets or real estate entities. This means that we look primarily to the assets securing the loan for repayment, subject to certain standard exceptions.

As of March 31, 2019, we had sponsored three outstanding securitizations with varying amounts of retained or residual interests held by us which we consolidate in our financial statements as follows: RAIT I, RAIT 2017-FL7 Trust, or RAIT-FL7 and RAIT 2017-FL8 Trust, or RAIT-FL8. We refer to RAIT FL7 and RAIT FL8 as the FL securitizations. We previously exercised our rights and unwound five other securitizations we had sponsored, RAIT 2013-FL1 Trust, or RAIT FL1, in 2015, RAIT 2014-FL2 Trust, or RAIT FL2, in 2016, RAIT 2014-FL3 Trust, or RAIT FL3, and RAIT 2015-FL4 Trust, or RAIT FL4, in 2017, and RAIT Preferred Funding II, Ltd., or RAIT II, in December 2018. During the year ended December 31, 2018, we deconsolidated RAIT 2015-FL5 Trust or RAIT FL5 and RAIT 2016-FL6 Trust or RAIT FL6, as previously reported in the 2018 Annual Report. We previously exercised our rights and unwound a legacy securitization we had sponsored, RAIT Preferred Funding II, Ltd., or RAIT II, in December 2018. We

originated substantially all the loans collateralizing RAIT I and the FL securitizations. We serve as the collateral manager, servicer and special servicer on RAIT I and as servicer and special servicer for each of the FL securitizations.

Securitization Performance. RAIT I contains interest coverage triggers, or IC triggers, and over collateralization triggers, or OC triggers. If the IC triggers or OC triggers are not met in a given period, then the cash flows are redirected from lower rated tranches and used to repay the principal amounts to the senior tranches of CDO notes payable. These conditions and the re-direction of cash flow continue until the triggers are met by curing the underlying cause of the IC trigger or OC trigger failure, which may include curing payment defaults, paying down the CDO notes payable, or other actions permitted under the relevant securitization indenture. Since January 2019, the Class F/G/H OC test for RAIT I has not been met. As a result, certain interest payments that would have otherwise been distributed to the Class J notes and equity, which are owned by us, are instead being redirected to pay principal on the most senior class of CDO notes payable that are outstanding. In October 2019, the Class F/G/H IC test was not met. This failure resulted in no incremental impact to the interest payment waterfall.  The failure of these tests do not represent an event of default under the RAIT I securitization indenture.  All other applicable IC triggers and OC triggers continue to be met for RAIT I. The FL securitizations do not have IC triggers or OC triggers.

Repayment of the loans collateralizing RAIT I outside their contractual maturities is expected to be slower than 2018 levels for the foreseeable future.

If the CDO notes issued by RAIT I have not been redeemed in full prior to the distribution date occurring in November 2019, then an auction of the collateral assets of RAIT I will continue to be conducted by the trustee periodically thereafter and, if certain conditions set forth in the indenture are satisfied, such collateral assets will be sold at the auction and the CDO notes will be redeemed, in whole, but not in part, on such distribution date. Twelve auctions for RAIT I have been held but no sales occurred as not all of the conditions precedent were satisfied.

In March 2018, DBRS announced that it had placed all classes of the floating rate notes issued by RAIT FL5, RAIT FL6 and RAIT FL8 under review with negative implications.

A summary of the investments in our consolidated securitizations as of the most recent payment information is as follows:

Our Legacy Securitization

•

RAIT I—RAIT I has $157.1 million of total collateral at par value, of which $36.2 million is defaulted. The current Class F/G/H OC test is failing at 100.2% with an OC trigger of 116.2%. The current Class C/D/E OC test is passing at 128.9% with an OC trigger of 123.0%. The current Class A/B OC test is passing at 519.7% with an OC trigger of 136.1%. The current Class F/G/H IC test is failing at 98.2% with an OC trigger of 120.0%. The current Class C/D/E IC test is passing at 141.0% with an OC trigger of 140.0%. The current Class A/B IC test is passing at 607.4% with an OC trigger of 160.0%. Except with respect to the OC and IC test failures set forth herein, all of the notes issued by this securitization are performing in accordance with their terms. We currently own $38.9 million of the securities that were originally rated investment grade and $165.0 million of the non-investment grade securities issued by this securitization. Except for any interest being re-directed to more senior classes of notes as a result of the Class F/G/H OC and IC test failures referenced above, we are currently receiving all distributions required by the terms of our retained interests in this securitization and are receiving all of our collateral management fees. We pledged $24.0 million of the securities we own issued by RAIT I as collateral for the junior subordinated note, at fair value, we issued.

Our Floating Rate CMBS Securitizations

•

RAIT FL7—RAIT FL7 has $123.6 million of total collateral at par value, none of which is in default. RAIT FL7 does not have OC triggers or IC triggers. RAIT FL7, has classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $58.1 million to investors. We currently own the less than investment grade classes of junior notes, including a class with an aggregate principal balance of $65.5 million, and the equity, or the retained interests, of RAIT FL7.

•

RAIT FL8—RAIT FL8 has $110.8 million of total collateral at par value, none of which is in default. RAIT FL8, has classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $66.6 million to investors. We currently own the less than investment grade classes of junior notes, including a class with an aggregate principal balance of $44.2 million, and the equity, or the retained interests, of RAIT FL8.

The below table summarizes the current outstanding balances in our consolidated securitizations as of the most recent payment date:

($ in millions)	RAIT I	FL 7	FL 8
Total Collateral Outstanding (Par)	$157.1	$123.6	$110.8
Total Bonds Outstanding (Par)	$175.0	$123.6	$110.8
Bonds Held by 3rd Parties Outstanding (Par)	$99.8	$58.1	$66.6
RAIT Investment Grade Bond Ownership (Par) (1) (2)	$39.0	$-	$-
RAIT Below Investment Grade Bond Ownership (Par) (1) (3)	$36.5	$65.5	$44.2
RAIT Equity Interest Ownership (Par)	$165.0	$-	$-

(1)	Investment grade and below investment grade determinations made based upon ratings of bonds upon their issuance.
(2)

RAIT ownership of RAIT I investment grade bonds is as follows: $1.2 million of Class B, $2.2 million of Class C, $2.5 million of Class D, $9.0 million of Class E, $0.5 million of Class F, $12.5 million of Class G, and $11.0 million of Class H.

(3)	RAIT ownership of RAIT I below investment grade bonds is as follows: $36.5 million of Class J.

Impact of the Chapter 11 Cases on our Securitizations.  None of issuers of RAIT I, RAIT FL7 or RAIT FL8 are Debtors subject to the Chapter 11 Cases and the assets collateralizing each of these securitizations are expected to continue to be available to fund payments on the notes and equity issued by these securitizations in accordance with their respective terms.  The Purchase Agreement currently contemplates that RAIT’s retained interests in these securitizations would be directly or indirectly transferred to the Buyer and that the Buyer would acquire RAIT Partnership which serves as the collateral manager, servicer and special servicer for RAIT I and as the servicer and special servicer for RAIT FL7 and RAIT FL8. As a result, once the Transactions are completed, RAIT will not consolidate or have any interests in these securitizations.

Results of Operations

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

The following table sets forth information regarding our consolidated results of operations for the three months ended March 31, 2019 and 2018.

	For the Three Months Ended March 31,
	2019	2018	$ Variance	% Variance
Revenue:
Investment interest income	$6,921	$18,865	$(11,944)	-63%
Investment interest expense	(4,163)	(10,549)	6,386	-61%
Net interest margin	2,758	8,316	(5,558)	-67%
Property income	3,307	8,816	(5,509)	-62%
Fee and other income	88	1,209	(1,121)	-93%
Total revenue	6,153	18,341	(12,188)	-66%
Expenses:
Interest expense	3,996	6,771	(2,775)	-41%
Real estate operating expense	2,003	5,790	(3,787)	-65%
Property management expenses	-	1,931	(1,931)	-100%
General and administrative expenses:
Compensation expense	2,229	2,925	(696)	-24%
General and administrative expense	3,451	6,338	(2,887)	-46%
Total general and administrative expenses	5,680	9,263	(3,583)	-39%
Acquisition and integration expenses	-	133	(133)	-100%
Provision (benefit) for loan losses	(583)	8,032	(8,615)	-107%
Depreciation and amortization expense	1,384	3,443	(2,059)	-60%
Total expenses	12,480	35,363	(22,883)	-65%
Operating (Loss) Income	(6,327)	(17,022)	10,695	-63%
Interest and other income (expense), net	104	349	(245)	-70%
Gains (losses) on assets	303	(937)	1,240	-132%
Gains (losses) on extinguishments of debt	(285)	(991)	706	-71%
Asset impairment	(26)	(9,191)	9,165	-100%
Change in fair value of financial instruments	30	87	(57)	-66%
Income (loss) before taxes	(6,201)	(27,705)	21,504	-78%
Income tax benefit (provision)	-	-	-	N/M
Net income (loss)	(6,201)	(27,705)	21,504	-78%
(Income) loss allocated to preferred shares	(5,063)	(6,389)	1,326	-21%
Net income (loss) allocable to common shares	$(11,264)	$(34,094)	$22,830	-67%

Revenue

Net interest margin. Net interest margin decreased $5.6 million, or 67%, to $2.8 million for the three months ended March 31, 2019 from $8.3 million for the three months ended March 31, 2018. The decrease was mainly caused by the deconsolidation of $266.5 million of loans due to the sale of our interests in RAIT FL5 and RAIT FL6 on June 27, 2018 and $356.6 million of loan repayments and sales since March 31, 2018, partially offset by related repayments of indebtedness.

Property income. Property income decreased $5.5 million to $3.3 million for the three months ended March 31, 2019 from $8.8 million for the three months ended March 31, 2018. The decrease is primarily attributable to a decrease in property income related to the sale or divestiture of 7 properties since March 31, 2018.

Fee and other income. Fee and other income decreased $1.1 million to $0.1 million for the three months ended March 31, 2019 from $1.2 million for the three months ended March 31, 2018. The decrease is primarily attributable to no property management fees being earned during the three months ended March 31, 2019 as we sold our retail property management subsidiary in August 2018.

Expenses

Interest expense. Interest expense decreased $2.8 million, or 41%, to $4.0 million for the three months ended March 31, 2019 from $6.8 million for the three months ended March 31, 2018. The decrease is primarily attributable to $117.9 million of recourse debt reductions since March 31, 2018 and $21.4 million of repayments of indebtedness related to property dispositions since March 31, 2018.

Real estate operating expense. Real estate operating expense decreased $3.8 million, or 65%, to $2.0 million for the three months ended March 31, 2019 from $5.8 million for the three months ended March 31, 2018. The decrease is primarily attributable to a decrease in real estate operating expense related to the sale or divestiture of 7 properties since March 31, 2018.

Property management expense. Property management expense decreased $1.9 million, or 100% to $0.0 million for the three months ended March 31, 2019 from $1.9 million for the three months ended March 31, 2018.  The decrease is attributable to no property management expenses being incurred during the three months ended March 31, 2019 as we sold our retail property management subsidiary in August 2018.

Compensation expense. Compensation expense decreased $0.7 million to $2.2 million for the three months ended March 31, 2019 from $2.9 million for the three months ended March 31, 2018.  The primary driver of the decrease was a decrease in the number of employees.

General and administrative expense. General and administrative expense decreased $2.9 million, or 46%, to $3.5 million for the three months ended March 31, 2019 from $6.3 million for the three months ended March 31, 2018. This is primarily due to a decrease in professional fees as compared to the same period in 2018 that were incurred as part of our initial strategic alternatives process. Additionally, general and administrative expenses decreased due to a reduction in the size of RAIT.

Provision (benefit) for loan losses. During the three months ended March 31, 2019, we recognized a benefit for loan losses of $0.6 million primarily driven by the receipt of payments on several impaired loans.

Depreciation and amortization expense. Depreciation and amortization expense decreased $2.1 million, or 60%, to $1.4 million for the three months ended March 31, 2019 from $3.4 million for the three months ended March 31, 2018. The decrease is primarily attributable to a decrease in depreciation and amortization expense related to the sale or divestiture of 7 properties since March 31, 2018.

Other income (expense)

Gains (losses) on assets. During the three months ended March 31, 2019, we recognized a $0.3 million gain on assets due to an increase in fair value on our held for sale loans.

Gains (losses) on extinguishment of debt. During the three months ended March 31, 2019, we recognized a loss on extinguishment of debt of $0.3 million, primarily due to the write-off of the deferred financing costs associated with indebtedness that was repaid.

Change in fair value of financial instruments. During the three months ended March 31, 2019, the change in fair value of financial instruments increased our net income by $0.03 million. The fair value adjustments we recorded were as follows (dollars in thousands):

Description	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018
Change in fair value of junior subordinated notes	$30	$(269)
Change in fair value of derivatives	—	356
Change in fair value of financial instruments	$30	$87

The changes in the fair value for the junior subordinated notes for which the fair value option was elected for the three months ended March 31, 2019 and 2018 was primarily attributable to changes in interest rates. The changes in the fair value of derivatives for the three months ended March 31, 2019 and 2018 was primarily attributable to changes in interest rates.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, pay dividends and other general business needs.

Our primary cash requirements are as follows:

•	to pay claims in accordance with orders of the Bankruptcy Court and the terms of the Plan, once confirmed;
•	to pay any post-petition liabilities of the Debtors;
•	to pay our expenses and any other liabilities, including compensation to our employees and fees to our legal and financial advisors;
•	to pay U.S. federal, state, and local taxes of our taxable REIT subsidiaries; and
•	to distribute a minimum of 90% of our REIT taxable income and to make investments in a manner that enables us to maintain our qualification as a REIT.

We intend to meet these liquidity requirements primarily through the following:

•

the use of proceeds received from the sale of substantially all our assets under the Purchase Agreement or any alternative bid accepted under the Bidding Procedures, including our cash and cash equivalents; and

•	cash generated from operating activities, including net investment income from our investment portfolio.

The financial statements included in this report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and other commitments in the normal course of business. As described in Part I, Item 1, “Financial Statements —Note 2: Summary of Significant Accounting Policies—Going Concern Considerations”, there is substantial doubt about our ability to continue to operate as a going concern.

In evaluating RAIT’s potential cash requirements over the next 12 months, management considered the impacts of the Chapter 11 Cases, including the Events of Default described in Part I, Item 1, “Financial Statements —Note 1: The Company”, and RAIT’s recurring costs of operations. As described in Part I, Item 1, “Financial Statements —Note 1: The Company”, the filing of the Chapter 11 Cases with the Bankruptcy Court triggered the Bankruptcy Events of Default and, each of the Debt Instruments provides that upon the occurrence of such an Event of Default, all obligations of RAIT and/or its applicable affiliates thereunder were accelerated and the principal and accrued interest due thereunder was automatically and immediately due and payable and any efforts to enforce such payment obligations under the Debt Instruments are automatically stayed and the respective creditors’ rights of enforcement in respect of the Debt Instruments are limited.  As of the date hereof, RAIT and/or its applicable affiliates had (i) $65.4 million principal amount of 7.125% Senior Notes outstanding, (ii) $56.3 million principal amount of 7.625% Senior Notes outstanding, (iii) $25.1 million principal amount of the 2037 Note outstanding, and (iv) $18.7 million principal amount of the 2035 Note outstanding. Furthermore, RAIT’s failure to pay the principal amount of 7.125% Senior Notes by their maturity date on August 30, 2019 constituted an Event of Default under the Supplemental Indenture.

RAIT’s current sources of liquidity, including its current cash and cash equivalents balance, are not sufficient to satisfy RAIT’s obligations arising over the next twelve months. RAIT expects to sell substantially all of its assets pursuant to the Purchase Agreement under Section 363 of the Bankruptcy Code and the Bidding Procedures Order for a purchase price of $174.4 million, adjusted as contemplated by the Purchase Agreement, including the assumption of certain liabilities. RAIT’s proposed Plan provides for the ultimate wind down of RAIT’s affairs once the transactions contemplated by the Purchase Agreement and the Bidding Procedures are completed and the Plan is confirmed by the Bankruptcy Court.

Due to the inherent risks and significant uncertainties associated with the completion of the transactions under the Purchase Agreement, the Plan, the Chapter 11 Cases, and RAIT’s recurring costs of operations over the next twelve months, there is substantial doubt about RAIT’s ability to continue as a going concern within one year after the date that these financial statements are issued.

Cash Flows

As of March 31, 2019 and 2018, we maintained cash and cash equivalents of approximately $39.1 million and $84.5 million, respectively, and restricted cash of approximately $65.0 million and $153.0 million, respectively. Our cash and cash equivalents and restricted cash were generated from the following activities (dollars in thousands):

	For the Three Months Ended March 31,
	2019	2018
Cash flow from operating activities	$(5,699)	$(2,314)
Cash flow from investing activities	55,611	166,047
Cash flow from financing activities	(51,293)	(137,582)
Net change in cash and cash equivalents	(1,381)	26,151
Cash and cash equivalents at beginning of period	105,520	211,294
Cash and cash equivalents at end of period	$104,139	$237,445

Cash flow from operating activities for the three months ended March 31, 2019, as compared to the same period in 2018, decreased $3.4 million primarily due to lower earnings as a result of lower loan volumes and the timing of payments for various accounts payable, accrued expenses and other liabilities.

The cash inflow for investing activities for the three months ended March 31, 2019 was substantially due to loan repayments of $60.0 million.  The cash inflow for investing activities for the three months ended March 31, 2018 was substantially due to loan repayments of $136.7 million and loan sales of $89.6 million outpacing new investments in loans of $50.5 million.

The cash outflow from our financing activities during the three months ended March 31, 2019 was primarily due to repayments of indebtedness of $51.2 million.  The cash outflow from our financing activities during the three months ended March 31, 2018 was primarily due to repayments of indebtedness of $121.2 million.

As a REIT, we evaluate our dividend coverage based on our cash flow from operating activities, excluding acquisition and integration expenses, the origination and sale of conduit loans, and changes in assets and liabilities. During the three months ended March 31, 2019, we paid distributions of $0.03 million upon the vesting of restricted common share awards granted to our employees, representing the aggregate amount of dividends paid on such shares while these awards were unvested, and generated cash flows from operating activities, before acquisition expenses, origination and sale of loans, and changes in assets and liabilities of $(4.7) million. The excess distributions were funded through cash flow from previously available cash.

Capitalization

A discussion of our capitalization is incorporated by reference to Note 5: Indebtedness and Note 9: Shareholders’ Equity of Notes to Consolidated Financial Statements for information regarding our capitalization.

Due to our expectation that RAIT will wind down its business as described above after the confirmation and implementation of the Plan, the current trading levels of our publicly traded securities and other factors, we do not expect to generate liquidity from future offerings of our securities. In addition, we do not currently meet the eligibility requirements to use our shelf registration statement on Form S-3 to offer securities on our own behalf for cash.

Off-Balance Sheet Arrangements and Commitments

There have been no material changes in off-balance sheet arrangements or commitments during the three months ended March 31, 2019 from the disclosures included in our 2018 Annual Report.

Critical Accounting Estimates and Policies

Our 2018 Annual Report contains a discussion of our critical accounting policies. On January 1, 2019 we adopted a new accounting pronouncement and revised our accounting policies accordingly. See Note 2: Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements. Management discusses our critical accounting policies and management’s judgments and estimates with the audit committee of our board.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4.	Controls and Procedures

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

Under the supervision of our CEO and CFO and with the participation of our disclosure committee, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level. Based upon a previously identified material weakness in our internal control over financial reporting as of December 31, 2018 related to an ineffective continuous risk assessment process and monitoring activities to reflect changes in our business operations, our CEO and CFO concluded that our disclosure controls and procedures were not effective at March 31, 2019.

Management is in the process of remediating the material weakness. Management is continuing its risk assessment and monitoring activities and testing of its enhanced controls to ensure timely identification of changes in business operations such that necessary changes in financial reporting processes and related internal controls continue to be implemented.

Notwithstanding the material weakness discussed above, RAIT’s management, including the CEO and CFO, has concluded that our consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

Except as otherwise stated above, there were no changes in our internal control over financial reporting or in other factors during the quarter ended March 31, 2019, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

General

We are involved from time to time in litigation on various matters, including disputes with tenants of owned properties, disputes arising out of agreements to purchase or sell properties, disputes arising out of our loan portfolio, discrimination claims, negligence claims, and similar tort claims related to owned properties or employment related disputes. Given the nature of our business activities, these lawsuits are considered routine to the conduct of our business. The result of any particular lawsuit cannot be predicted, because of the very nature of litigation, the litigation process and its adversarial nature, and the jury system. We do not expect that the liabilities, if any, that may ultimately result from such routine legal actions will have a material adverse effect on our consolidated financial position, results of operations or cash flows, except as described below.

The Chapter 11 Cases

For a description of the Chapter 11 Cases, see Part I, Item 1, “Financial Statements —Note 1: The Company”, which is incorporated herein by reference.

RAIT Preferred Funding II, Ltd. v. CWCapital Asset Management LLC, et al.–Index No. 651729/2016 (Sup. Ct. N.Y.)

On September 20, 2017, RAIT Preferred Funding II, Ltd., or RAIT II, filed an amended complaint against the following defendants, or the Defendants, CWCapital Asset Management, LLC, or CWCapital, Wells Fargo Bank N.A., or Wells Fargo, and U.S. Bank N.A., or U.S. Bank, in the Supreme Court of the State of New York, County of New York, or the Court. This action concerns a loan, or the mortgage loan, to a non-party borrower, or the borrower, made in 2007.  RAIT II purchased $18.5 million of the mortgage loan for which it held a promissory note, or note B.  U.S. Bank is the trustee for a securitization trust that purchased the remaining $190.0 million of the mortgage loan and for which it held a promissory note, or note A.  CWCapital is the special servicer and Wells Fargo is the master servicer for the mortgage loan (including note A and note B).  The parties’ rights and obligations are governed by, among other things, a pooling and servicing agreement and a co-lender agreement. The mortgage loan was repaid in May of 2017, and the defendants have alleged that RAIT II was not entitled to receive any payoff of principal under note B pursuant to the subordination and other provisions of the co-lender agreement.  In the amended complaint, RAIT II alleges, among other things, that the defendants breached certain of their obligations under the operative documents and RAIT II should have received, among other things, all of its $18.5 million principal under note B.

On October 11, 2017, CWCapital and U.S. Bank moved to dismiss the amended complaint and on November 13, 2017 Wells Fargo moved to dismiss the amended complaint.  RAIT II filed its opposition to the motions to dismiss on November 27, 2017.  By Decision and Order dated January 29, 2018, the Court denied the defendants’ motions to dismiss the contract claims, leaving intact RAIT II’s breach of contract claims against all defendants.  The Court dismissed RAIT II’s non-contract claims (unjust enrichment, conversion, money had and received, and declaratory judgment) as duplicative of the surviving contract claims.  The parties have since concluded discovery, and Defendants filed a motion for summary judgment on March 18, 2019.  That motion was adjourned as a result of the Settlement Agreement and Agreement to Discontinue referenced below, and the litigation is scheduled to be discontinued with prejudice by Stipulation after TRFT receives payment under the Settlement Agreement.

On December 17, 2018, RAIT II assigned its interest in note B to TRFT in connection with TRFT’s redemption of RAIT II described in the 2018 Annual Report, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Securitization Summary.”  On April 8, 2019, the Court granted RAIT II’s motion to substitute TRFT as the plaintiff in this litigation.

Effective May 8, 2019, TRFT, RAIT II, CWCapital and U.S. Bank entered into a Settlement Agreement and Mutual Release, or the Settlement Agreement.  The Settlement Agreement provides (a) that CWCapital and U.S. Bank shall pay, or cause to be paid by the related securitization trust, $9.0 million, or the Settlement Payment, to TRFT within ten calendar days, (b) that the parties will execute and, after that Settlement Payment is received by TRFT, TRFT will file a Stipulation of Discontinuance with Prejudice, or the Stipulation, with the Court dismissing this litigation, and (c) for mutual releases between TRFT and RAIT II, on the one hand, and the Defendants, on the other hand, of claims relating to this litigation. Also, effective May 8, 2019, TRFT, RAIT II and Wells Fargo entered into an Agreement to Discontinue and Dismiss Litigation with Prejudice, or the Agreement to Discontinue.  The Agreement to Discontinue also provides (a) that TRFT, RAIT II and Wells Fargo shall sign the Stipulation, (b) that, after the Settlement Payment is received by TRFT, TRFT will file the Stipulation and (c) for mutual releases between TRFT and RAIT II, on the one hand, and Wells Fargo, on the other hand, of claims relating to this litigation. TRFT received the payment contemplated by the Settlement Agreement in May 2019.

Item 1A.	Risk Factors

There have not been any material changes from the risk factors previously disclosed in Item 1A—“Risk Factors” in our 2018 Annual Report except as set forth below or as stated under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Forward-Looking Statements” above.

The Debtors are subject to the risks and uncertainties associated with Chapter 11 cases.

For the duration of the Chapter 11 Cases, the Debtors’ ability to operate their business as debtors in possession are subject to the risk and uncertainties associated with bankruptcy. These risks include the following:

•	The Debtors’ ability to develop, negotiate, confirm and consummate the Plan, or alternative restructuring;
•	The Debtors’ ability to obtain Bankruptcy Court approval with respect to motions filed in the Chapter 11 Cases from time to time;
•	The Debtors’ ability to complete the transactions contemplated by the Purchase Agreement and the Bidding Procedures Order;
•	The Debtors’ ability to maintain relationships with third parties;
•	The Debtors’ ability to execute and fund their operations;
•	The Debtors’ ability to retain management and other employees;
•	The ability of third parties to seek and obtain Bankruptcy Court approval to terminate contracts and other agreements with the Debtors; and
•	The actions and decisions of the Debtors’ creditors and other third parties who have interests in the Chapter 11 Cases that may be inconsistent with the Debtors’ plans.

These risks and uncertainties could affect the Debtors’ business and operations in various ways.  For example, negative events associated with the Chapter 11 Cases could adversely affect the Debtors’ relationships with third parties, which in turn could adversely affect the Debtors’ operations and financial condition. Furthermore, the Debtors need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business, which may limit the Debtors’ ability to respond timely to certain events or take advantage of certain opportunities.  Because of the risks and uncertainties associated with the Chapter 11 Cases, the Debtors cannot accurately predict or quantify the ultimate impact of the events that will occur during the Chapter 11 Cases that may be inconsistent with the Debtors’ plans.

Operating under the jurisdiction of the Bankruptcy Court for a long period of time would likely increase related expenses and thereby reduce amounts payable to the Debtors’ stakeholders under the Plan.

The Debtors have incurred and expect to continue to incur substantial additional expenses related to the Chapter 11 Cases, including the expenses of their own financial and legal advisors and those of the unsecured creditors committee appointed in the Chapter 11 Cases.  A long period of operations under Bankruptcy Court protection would likely increase the amount paid by the Debtors for these expenses and thereby reduce amounts ultimately payable to the Debtors’ stakeholders under the Plan.

Operating under the jurisdiction of the Bankruptcy Court for a long period of time may harm the Debtors’ business.

The Debtors’ future results are dependent upon the successful confirmation and implementation of a plan of reorganization. A long period of operations under Bankruptcy Court protection could have a material adverse effect on the Debtors’ business, financial condition, results of operations and liquidity. So long as the Chapter 11 Cases continue, the Debtors’ senior management will be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on the Debtors’ business operations. A prolonged period of operating under Bankruptcy Court protection also may make it more difficult to retain management and other key personnel necessary to the Debtors’ continued operation in the ordinary course. Furthermore, the Debtors cannot predict the ultimate amount of all settlement terms for the liabilities that will be subject to a plan of reorganization.

The Debtors’ long-term liquidity requirements and the adequacy of their capital resources are difficult to predict at this time.

The Debtors face uncertainty regarding the adequacy of their liquidity and capital resources and have extremely limited, if any, access to additional financing. In addition to the cash requirements necessary to fund ongoing operations, the Debtors have incurred significant professional fees and other costs in connection with their evaluation of strategic alternatives and preparation for the Chapter 11 Cases and expect that the Debtors will continue to incur significant professional fees and costs throughout the Chapter 11 Cases. The Debtors cannot assure you that cash on hand and cash flow from operations will be sufficient to continue to fund their operations and allow the Debtors to satisfy their obligations related to the Chapter 11 Cases.

The Debtors may experience increased levels of employee attrition as a result of the Chapter 11 Cases.

As a result of the Chapter 11 Cases, the Debtors may experience increased levels of employee attrition, and employees likely will face considerable distraction and uncertainty. A loss of key personnel or material erosion of employee morale could adversely affect the Debtors’ operations. The loss of services of members of the Debtors’ senior management team could impair their ability to continue to operate in the ordinary course, which would be likely to have a material adverse effect on the Debtors’ business, financial condition and results of operations.

The pursuit of the Chapter 11 Cases has consumed and will continue to consume a substantial portion of the time and attention of the Debtors’ management, which may have an adverse effect on the Debtors’ business and results of operations, and the Debtors may face increased levels of employee attrition.

While the Chapter 11 Cases continue, the Debtors’ management will be required to spend a significant amount of time and effort focusing on the cases. This diversion of attention may materially adversely affect the conduct of the Debtors’ business, and, as a result, the Debtors’ financial condition and results of operations, particularly if the Chapter 11 Cases are protracted.

In certain instances, a Chapter 11 case may be converted to a case under Chapter 7 of the Bankruptcy Code.

There can be no assurance as to whether the Debtors will successfully reorganize and wind down under the Chapter 11 Cases or, if the Debtors do successfully reorganize and wind down, as to when that would be contemplated.

 If the Bankruptcy Court finds that it would be in the interest of creditors and/or the Debtors, the Bankruptcy Court may convert the Chapter 11 Cases to cases under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate the Debtors’ assets for distribution in accordance with the priorities established by the Bankruptcy Code.

Upon the closing of the transactions contemplated by the Purchase Agreement and the Bidding Procedures, the Debtors will have sold substantially all of their operating assets.

Upon the closing of the transactions contemplated by the Purchase Agreement and the Bidding Procedures, the Debtors will have sold substantially all of their operating assets. Accordingly, the Debtors’ only sources of liquidity will be cash on hand.

The Plan currently contemplates no payments on account of the outstanding common shares and preferred shares of RAIT Financial Trust and Taberna Realty Finance Trust and the cancellation of all such shares.  As a result, holders of such common and preferred shares are likely to suffer a total loss of their investment.

As contemplated by the bankruptcy risks described in the 2018 Annual Report, the Plan as currently contemplated sets forth the level of expected recovery for the claims of each of the Debtors’ stakeholders. The Plan provides that no payment will be made on account of the outstanding common shares and outstanding preferred shares of RAIT Financial Trust and Taberna Realty Finance Trust and that these shares will be cancelled upon confirmation of the Plan. We cannot provide any assurance that a higher and otherwise better bid will result from the Bidding Procedures and that, even if such a bid did result, whether it would be sufficient to result in any payment on account of such outstanding common shares and/or such outstanding preferred shares.

If the Sale pursuant to the Bidding Procedures does not occur (including the Transactions contemplated by the Purchase Agreement), RAIT expects that the proceeds from any liquidation of RAIT would result in significantly lower distributions to RAIT’s stakeholders.

RAIT estimated the likely proceeds and the timing of their receipt if RAIT engaged in an orderly liquidation of its assets and winding down of its affairs if the Transactions contemplated by the Purchase Agreement and the Bidding Procedures did not occur. Based on that analysis, RAIT expects that the proceeds from any such liquidation of RAIT would result in significantly lower distributions to RAIT’s stakeholders and such distributions would be made over a much longer period of time. As a result, in the event the Sale pursuant to the Bidding Procedures did not occur (including the Transactions contemplated by the Purchase Agreement) for any reason, the likelihood of losses on any securities issued by RAIT would increase.

The Implementation of the Plan is subject to factors set forth in the Plan.

Article V “Certain Factors to be Considered Regarding the Plan” of the Plan, included as Exhibit 2.1 to this Quarterly Report on Form 10-Q, is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We withheld the following common shares to satisfy tax withholding obligations during the quarter ended March 31, 2019 arising from the vesting of restricted share awards made pursuant to the RAIT Financial Trust 2017 Incentive Award Plan. These common shares may be deemed to be “issuer purchases” of common shares that are required to be disclosed pursuant to the item.

Period	Total Number of Shares Purchased	Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
01/01/2019 to 01/31/2019	-	-	-	-
02/01/2019 to 02/28/2019	911	1.89	911	-
03/01/2019 to 03/31/2019	-	-	-	-
Total	911	$1.89	911	-
(1)	The price reported is the weighted average price paid per share using our closing stock price on the OTCQB on the vesting date of the relevant award.

Item 3.	Defaults Upon Senior Securities

(a) As described in Part I, Item 1, “Financial Statements—“Note 5—Indebtedness”, on August 20, 2019, RAIT received a notice of default relating to the 7.125% Senior Notes and the 7.625% Senior Notes from the indenture trustee. The notice stated that RAIT has defaulted under Section 4.02 of each of the supplemental indentures that govern those Senior Notes because RAIT failed to timely file the quarterly report for the fiscal quarter ended March 31, 2019 that RAIT is required to file with the Securities and Exchange Commission. The notice demanded RAIT remedy such default. Under the supplemental indentures, the default will not become an “Event of Default” unless RAIT failed to remedy the default within 60 days after the date on which notice was received. If such an “Event of Default” occurred, then in lieu of acceleration of the repayment obligation, RAIT may at its option elect to pay additional interest on the respective Senior Note at an annual rate equal to 0.50% of the principal amount of the respective Senior Note for up to one year after the occurrence of such “Event of Default”.  Notwithstanding the foregoing, subject to certain specific exceptions under the Bankruptcy Code, the Chapter 11 Cases automatically stayed most judicial or administrative actions against the Debtors as well as efforts by creditors to collect on or otherwise exercise rights or remedies with respect to pre-petition claims.

As described in Part I, Item 1, “Financial Statements —Note 1: The Company”, the filing of the Chapter 11 Cases with the Bankruptcy Court triggered the Bankruptcy Events of Default and all obligations of RAIT and/or its applicable affiliates thereunder were accelerated and the principal and accrued interest due thereunder was automatically and immediately due and payable and any efforts to enforce such payment obligations under the Debt Instruments are automatically stayed and the respective creditors’ rights of enforcement in respect of the Debt Instruments are limited.  As of the date hereof, RAIT and/or its applicable affiliates had (i) $65.4 million principal amount of 7.125% Senior Notes outstanding (and $1.2 million of accrued interest payable thereon through, but excluding, the Bankruptcy Cases petition filing date in accordance with the Bankruptcy Code), (ii) $56.3 million principal amount of 7.625% Senior Notes outstanding (and $0.6 million of accrued interest payable thereon through, but excluding, the Bankruptcy Cases petition filing date in accordance with the Bankruptcy Code), (iii) $25.1 million principal amount of the 2037 Note outstanding (and $0.1 million of accrued interest payable thereon through, but excluding, the Bankruptcy Cases petition filing date in accordance with the Bankruptcy Code), and (iv) $18.7 million principal amount of the 2035 Note outstanding (and $0.2 million of accrued interest payable thereon through, but excluding, the Bankruptcy Cases petition filing date in accordance with the Bankruptcy Code). Furthermore, as described in Part I, Item 1, “Financial Statements—Note 1: The Company”, RAIT’s failure to pay the principal amount of 7.125% Notes by their maturity date on August 30, 2019 constituted an “Event of Default” under the Supplemental Indenture.

(b)  In June 2018, the Board determined to suspend the quarterly dividend on RAIT’s 7.75% Series A Cumulative Redeemable Preferred Shares, RAIT’s 8.375% Series B Cumulative Redeemable Preferred Shares, and RAIT’s 8.875% Series C Cumulative Redeemable Preferred Shares. Suspension of the dividends did not constitute an event of default under any of our indebtedness. However, as a result of such suspension, we are in arrears in the payment of dividends with respect to our preferred shares, which gives the holders of those shares the right to seek to have two representatives elected to the Board. The table below details the arrearage of our preferred stock dividends, as of March 31, 2019.

($ in millions)	Series A	Series B	Series C
Dividends in arrears	$11	$5	$4

Item 6.	Exhibits

The exhibits filed as part of this quarterly report on Form 10-Q are identified below.

EXHIBIT INDEX

Exhibit Number	Description of Documents

2.1

Debtors’ Joint Chapter 11 Plan (the “Chapter 11 Plan”) filed October 14, 2019 in the cases consolidated as In re: RAIT Funding, LLC, a Delaware limited liability company, et. al.  in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).  Filed herewith.

2.2	Disclosure Statement for the Chapter 11 Plan (the “Disclosure Statement”) filed October 14, 2019 in the Bankruptcy Court. Filed herewith.

2.3

Order of the Bankruptcy Court filed October 2, 2019 (i) establishing the bidding procedures, including approval of a break-up fee and expense reimbursement and (ii) granting related relief. Filed herewith.

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

10.1.1

Equity and Asset Purchase Agreement (the “Purchase Agreement”) dated August 30, 2019 among RAIT, RAIT General, Inc., RAIT Limited, Inc., Taberna Realty Finance Trust (“TRFT”), as sellers (together, the “Sellers”), with CF RFP Holdings LLC, as buyer (“Buyer”).  Filed herewith.

10.1.2	Amendment No. 1 to the Purchase Agreement dated October 4, 2019 among the Sellers and the Buyer. Filed herewith.

10.2.1

Restructuring and Plan Support Agreement dated August 29, 2019 among RAIT, TRFT, as borrower, and TP Management LLC, in its capacity as delegate collateral manager, relating to that certain Junior Subordinated Note due 2035 issued by TRFT.  Filed herewith.

10.2.2

Restructuring and Plan Support Agreement dated August 31, 2019 among RAIT, as guarantor, RAIT Funding, LLC (“RAIT Funding”), as borrower, and Kodiak CDO I., Ltd., as holder of certain preferred securities, relating to that certain Junior Subordinated Note due 2037 issued by RAIT Funding.  Filed herewith.

31.1	Rule 13a-14(a) Certification by the Chief Executive Officer of RAIT. Filed herewith.

31.2	Rule 13a-14(a) Certification by the Chief Financial Officer of RAIT. Filed herewith.

32.1	Section 1350 Certification by the Chief Executive Officer of RAIT. Filed herewith.

32.2	Section 1350 Certification by the Chief Financial Officer of RAIT. Filed herewith.

101

Pursuant to Rule 405 of Regulation S-T, the following financial information from RAIT’s Quarterly Report on Form 10-Q for the period ended March 31, 2019 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018; (ii) Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2019 and 2018; (iv) Consolidated Statement of Changes in Equity for the three months ended March 31, 2019 and 2018; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018; and (vi) Notes to Unaudited Consolidated Financial Statements, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAIT FINANCIAL TRUST (Registrant)

Date: November 7, 2019	By:	/s/ John J. Reyle
John J. Reyle, Chief Executive Officer, President and General Counsel
(On behalf of the registrant and as its Principal Executive Officer)

Date: November 7, 2019	By:	/s/ Alfred J. Dilmore
Alfred J. Dilmore, Chief Financial Officer, Treasurer and Chief Accounting Officer
(On behalf of the registrant and as its Principal Financial Officer and Principal Accounting Officer)