Form 10-Q
period 2019-06-30
RAIT Financial Trust
filed 2019-11-07
CIK 1045425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

A total of 1,849,252 common shares of beneficial interest, par value $1.50 per share, of the registrant were outstanding as of November 1, 2019.

RAIT FINANCIAL TRUST

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

RAIT Financial Trust

Consolidated Balance Sheets

(Unaudited and dollars in thousands, except share and per share information)

	As of June 30, 2019	As of December 31, 2018
Assets
Investment in mortgage loans, held for investment:
Commercial mortgage loans, mezzanine loans, and preferred equity interests	$381,279	$502,397
Allowance for loan losses	(20,145)	(22,336)
Total investment in mortgage loans, held for investment, net (including $352,064 and $467,656 held by consolidated VIEs, respectively)	361,134	480,061
Investment in mortgage loans, held for sale	4,973	4,873
Investments in real estate, net of accumulated depreciation of $10,722 and $8,768, respectively (including $17,665 and $18,020 held by consolidated VIEs, respectively)	113,605	107,824
Investments in real estate, held for sale	-	4,918
Cash and cash equivalents	46,705	42,453
Restricted cash	29,282	63,067
Accrued interest receivable	16,754	18,044
Other assets	8,755	10,807
Intangible assets, net of accumulated amortization of $6,050 and $5,703, respectively	1,370	1,717
Total assets	$582,578	$733,764
Liabilities and Shareholders' Equity
Indebtedness, net of unamortized discounts, premiums and deferred financing costs of $15,256 and $16,643 respectively (including $301,711 and $440,776 held by consolidated VIEs, respectively)	$485,951	$625,916
Accrued interest payable	2,160	2,401
Accounts payable and accrued expenses	2,785	3,330
Borrowers' escrows	22,745	31,343
Other liabilities	4,483	2,268
Total liabilities	518,124	665,258
Preferred shares, $0.01 par value per share, 25,000,000 shares authorized;
7.75% Series A cumulative redeemable preferred shares, liquidation preference $25.00 per share, 8,069,288 shares authorized, 5,727,500 and 5,727,500 shares issued and outstanding, respectively	57	57
8.375% Series B cumulative redeemable preferred shares, liquidation preference $25.00 per share, 4,300,000 shares authorized, 2,508,797 and 2,508,797 shares issued and outstanding, respectively	25	25
8.875% Series C cumulative redeemable preferred shares, liquidation preference $25.00 per share, 3,600,000 shares authorized, 1,758,030 and 1,758,030 shares issued and outstanding, respectively	18	18
Common shares, $1.50 par value per share, 200,000,000 shares authorized 1,849,488 and 1,850,451 issued and outstanding, respectively, including 4,924 and 6,844 unvested restricted common share awards, respectively	2,774	2,776
Additional paid in capital	2,102,435	2,102,274
Accumulated other comprehensive income (loss)	12,673	11,473
Retained earnings (deficit)	(2,053,528)	(2,048,117)
Total shareholders' equity	64,454	68,506
Total liabilities and shareholders' equity	$582,578	$733,764

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Operations

(Unaudited and dollars in thousands, except share and per share information)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Investment interest income	$6,063	$16,324	$12,984	$35,189
Investment interest expense	(3,727)	(9,590)	(7,890)	(20,139)
Net interest margin	2,336	6,734	5,094	15,050
Property income	3,323	8,666	6,630	17,482
Fee and other income	99	1,153	187	2,362
Total revenue	5,758	16,553	11,911	34,894
Expenses:
Interest expense	3,966	6,356	7,962	13,127
Real estate operating expense	1,713	5,402	3,716	11,192
Property management expenses	-	1,739	-	3,670
General and administrative expenses:
Compensation expense	1,976	3,113	4,205	6,038
Other general and administrative expense	3,637	4,085	7,088	10,423
Total general and administrative expenses	5,613	7,198	11,293	16,461
Acquisition and integration expenses	-	-	-	133
Provision (benefit) for loan losses	(9,509)	14,748	(10,092)	22,780
Depreciation and amortization expense	1,295	2,887	2,679	6,330
Total expenses	3,078	38,330	15,558	73,693
Operating (Loss) Income	2,680	(21,777)	(3,647)	(38,799)
Interest and other income (expense), net	254	94	358	443
Gains (losses) on assets	1,230	(3,211)	1,533	(4,148)
Gains (losses) on deconsolidation of VIEs	-	(8,177)	-	(8,177)
Gains (losses) on extinguishments of debt	(346)	(2,438)	(631)	(3,429)
Asset impairment	(2,781)	(21,625)	(2,807)	(30,816)
Change in fair value of financial instruments	(210)	111	(180)	198
Income (loss) before taxes	827	(57,023)	(5,374)	(84,728)
Income tax benefit (provision)	-	-	-	-
Net income (loss)	827	(57,023)	(5,374)	(84,728)
(Income) loss allocated to preferred shares	(5,071)	6,861	(10,134)	472
Net income (loss) allocable to common shares	$(4,244)	$(50,162)	$(15,508)	$(84,256)
Earnings (loss) per share-Basic:
Earnings (loss) per share-Basic	$(2.30)	$(27.26)	$(8.41)	$(45.82)
Weighted-average shares outstanding-Basic	1,844,563	1,839,826	1,844,302	1,838,666
Earnings (loss) per share-Diluted:
Earnings (loss) per share-Diluted	$(2.30)	$(27.26)	$(8.41)	$(45.82)
Weighted average shares outstanding-Diluted	1,844,563	1,839,826	1,844,302	1,838,666

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited and dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$827	$(57,023)	$(5,374)	$(84,728)
Other comprehensive income (loss):
Unrealized gains (losses) from change in fair value based on instrument specific credit risk	620	2,021	1,200	3,287
Total other comprehensive income (loss)	620	2,021	1,200	3,287
Comprehensive income (loss)	$1,447	$(55,002)	$(4,174)	$(81,441)

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Consolidated Statement of Changes in Equity

(Unaudited and dollars in thousands, except share information)

For the three and six months ended June 30, 2019
	Preferred Shares— Series A	Par Value Preferred Shares— Series A	Preferred Shares— Series B	Par Value Preferred Shares— Series B	Preferred Shares— Series C	Par Value Preferred Shares— Series C	Common Shares	Par Value Common Shares	Additional Paid In Capital	AOCI	Retained Earnings (Deficit)	Total Shareholders’ Equity	Total Equity
Balance, December 31, 2018	5,727,500	$57	2,508,797	$25	1,758,030	$18	1,850,451	$2,776	$2,102,274	$11,473	$(2,048,117)	$68,506	$68,506
Net income (loss)											(6,201)	(6,201)	(6,201)
Common dividends declared											(29)	(29)	(29)
Other comprehensive income (loss), net										580		580	580
Share-based compensation									89			89	89
Common shares activity related to equity compensation							(921)	(2)				(2)	(2)
Balance, March 31, 2019	5,727,500	$57	2,508,797	$25	1,758,030	$18	1,849,530	$2,774	$2,102,363	$12,053	$(2,054,347)	$62,943	$62,943
Net income (loss)											827	827	827
Preferred dividends paid											(8)	(8)	(8)
Other comprehensive income (loss), net										620		620	620
Share-based compensation									72			72	72
Balance, June 30, 2019	5,727,500	$57	2,508,797	$25	1,758,030	$18	1,849,530	$2,774	$2,102,435	$12,673	$(2,053,528)	$64,454	$64,454

For the three and six months ended June 30, 2018
	Preferred Shares— Series A	Par Value Preferred Shares— Series A	Preferred Shares— Series B	Par Value Preferred Shares— Series B	Preferred Shares— Series C	Par Value Preferred Shares— Series C	Common Shares	Par Value Common Shares	Additional Paid In Capital	AOCI	Retained Earnings (Deficit)	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2017	5,344,353	$53	2,340,969	$23	1,640,425	$17	1,860,903	$2,791	$2,094,804	$0	$(1,921,533)	$176,155	$3,632	$179,787
Cumulative effect adjustments from adoption of recently issued accounting pronouncements										9,257	(8,496)	761		761
Adjusted Balance, January 1, 2018	5,344,353	$53	2,340,969	$23	1,640,425	$17	1,860,903	$2,791	$2,094,804	$9,257	$(1,930,029)	$176,916	$3,632	$180,548
Net income (loss)											(27,705)	(27,705)		(27,705)
Preferred dividends paid											(6,389)	(6,389)		(6,389)
Common dividends declared											(105)	(105)		(105)
Other comprehensive income (loss), net										1,266		1,266		1,266
Share-based compensation									(539)			(539)		(539)
Issuance of noncontrolling interests													76	76
Acquisition of noncontrolling interests									3,239			3,239	(3,582)	(343)
Common shares activity related to equity compensation							(9,369)	(14)	(57)			(71)		(71)
Balance, March 31, 2018	5,344,353	$53	2,340,969	$23	1,640,425	$17	1,851,535	$2,777	$2,097,447	$10,523	$(1,964,228)	$146,612	$126	$146,738
Net income (loss)											(57,023)	(57,023)		(57,023)
Preferred shares issued, net	383,147	4	167,828	2	117,605	1			4,359			4,366		4,366
Preferred dividends paid											(8)	(8)		(8)
Impact of Series D redemption (Note 8)											11,932	11,932		11,932
Other comprehensive income (loss), net										2,021		2,021		2,021
Share-based compensation									262			262		262
Distribution to noncontrolling interests													(15)	(15)
Derecognition of noncontrolling interests													(111)	(111)
Common shares activity related to equity compensation							(880)	(1)	(2)			(3)		(3)
Balance, June 30, 2018	5,727,500	$57	2,508,797	$25	1,758,030	$18	1,850,655	$2,776	$2,102,066	$12,544	$(2,009,327)	$108,159	$0	$108,159

The accompanying notes are an integral part of these consolidated financial statements

RAIT Financial Trust

Consolidated Statements of Cash Flows

(Unaudited and dollars in thousands)

	For the Six Months Ended June 30,
	2019	2018
Operating activities:
Net income (loss)	$(5,374)	$(84,728)
Adjustments to reconcile net income (loss) to cash flow from operating activities:
Provision (benefit) for loan losses	(10,092)	22,780
Share-based compensation expense	161	(277)
Depreciation and amortization expense	2,679	6,330
Amortization of deferred financing costs and debt discounts	1,773	5,771
(Amortization) of loan origination fees and costs, net	(249)	(602)
(Amortization) of above/below market leases	(32)	(282)
(Gains) Losses on assets	(1,533)	4,148
(Gains) Losses on extinguishments of debt	631	3,429
(Gains) Losses on deconsolidation of VIEs	—	8,177
Asset impairment	2,807	30,816
Change in fair value of financial instruments	180	(198)
Changes in assets and liabilities:
Decrease in accrued interest receivable	1,290	326
(Increase) decrease in other assets	597	1,842
(Decrease) increase in accrued interest payable	(240)	(745)
(Decrease) in accounts payable and accrued expenses	(527)	(568)
(Decrease) increase in other liabilities	(111)	17,237
Proceeds from sale of loans originated for sale	—	14,265
Cash flows provided by (used in) operating activities	(8,040)	27,721
Investing activities:
Origination of loans for investment	(7,632)	(50,826)
Principal repayments on loans	122,636	170,036
Proceeds from sale of interests in floating rate securitizations, net of cash and restricted cash deconsolidated	—	31,874
Investments in real estate	(288)	(1,443)
Proceeds from sale of loans originated for investment	—	108,494
Proceeds from the disposition of real estate	13,255	34,833
(Decrease) in borrowers' escrows	(8,074)	(38,679)
Cash flows provided by (used in) investing activities	119,897	254,289
Financing activities:
Repayments on secured credit facilities and loans payable on real estate	(372)	(652)
Repayments and repurchase of CDO notes payable and floating rate securitizations	(140,979)	(168,302)
Repurchase of convertible notes and senior notes	—	(41,094)
Repayments of senior secured notes	—	(2,000)
Net proceeds (repayments) related to floating rate loan repurchase agreements	—	(22,313)
Distribution to noncontrolling interests	—	(15)
Acquisition of noncontrolling interests	—	(343)
Issuance of noncontrolling interests	—	76
Common share issuance, net of costs incurred	(2)	(74)
Repurchase of Series D preferred shares	—	(62,046)
Distributions paid to preferred shareholders	(8)	(11,121)
Distributions paid to common shareholders	(29)	(105)
Cash flows (used in) provided by financing activities	(141,390)	(307,989)
Net change in cash, cash equivalents, and restricted cash	(29,533)	(25,979)
Cash, cash equivalents, and restricted cash at the beginning of the period	105,520	211,294
Cash, cash equivalents, and restricted cash at the end of the period	$75,987	$185,315

The accompanying notes are an integral part of these consolidated financial statements.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2019

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

As of June 30, 2019

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

As of June 30, 2019

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

The consolidated statement of cash flows for the six-month period ended June 30, 2018 includes the impact of correcting the reporting of certain activity that occurred in the six-month period ended June 30, 2018 and the three-month period ended March 31, 2018.  Specifically, the correction re-classified cash proceeds from certain loan sales that were previously reported within cash flows from operating activities and should have been reported within cash flows from investing activities.  The impact of this was a decrease to cash flows from operating activities and an increase to cash flows from investing activities of $108,494 for the six-month period ended June 30, 2018 ($89,583 of which related to the three-month period ended March 31, 2018).  This correction had no impact to cash and cash equivalents as of June 30, 2018 (or March 31, 2018), nor did it impact any other consolidated financial statement amounts as of June 30, 2018 (or March 31, 2018) or for the six-month period ended June 30, 2018 (or the three-month period ended March 31, 2018).

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2019

(Unaudited and dollars in thousands, except share and per share amounts)

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

As of June 30, 2019

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

f. Restricted Cash

Restricted cash consists primarily of tenant escrows and borrowers’ funds held by us to fund certain expenditures or to be released at our discretion upon the occurrence of certain pre-specified events, and to serve as additional collateral for borrowers’ loans. As of June 30, 2019 and December 31, 2018, we had $25,102 and $33,300, respectively, of tenant escrows and borrowers’ funds.

Restricted cash also includes cash received from the sale, repayment and/or other disposition of assets held by the issuers of our securitizations that are awaiting to be distributed to holders of our CDO notes payable and CMBS securitizations, as well as the proceeds from the issuance of CDO notes payable by securitizations that are restricted for the purpose of funding additional investments in securities subsequent to the balance sheet date.  As of June 30, 2019 and December 31, 2018, we had $4,180 and $29,767, respectively, of restricted cash held by securitizations.

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

As of June 30, 2019

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

j. Revenue Recognition

1)

Interest income—We recognize interest income from investments in commercial mortgage loans, mezzanine loans, and preferred equity interests, and other securities on a yield to maturity basis. Certain of our commercial mortgage loans, mezzanine loans and preferred equity interests permanently provide for the accrual of interest at specified rates which

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2019

(Unaudited and dollars in thousands, except share and per share amounts)

differ from current payment terms (which may have minimum payment rates as low as zero percent). Interest income is recognized on such loans, the majority of which were originated prior to 2011, at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible. Management will cease accruing interest on these loans when it determines that the interest income is not collectible based on the value of the underlying collateral using discounted cash flow models and market-based assumptions. The accrued interest receivable associated with these loans as of June 30, 2019 and December 31, 2018 was $15,175 and $15,870, respectively.  These loans are considered to be impaired when the total amount owed exceeds the estimated value of the underlying collateral.  Seven of these loans, with an unpaid principal balance of $32,906 and $33,030, respectively, were considered to be impaired as of June 30, 2019 and December 31, 2018, respectively.

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

2)

Property income—We generate rental income from tenant rent and other tenant-related activities at our consolidated real estate properties. For multifamily real estate properties (which we owned none of as of June 30, 2019), property income is recorded when due from residents and recognized monthly as it is earned and realizable, under lease terms which are generally for periods of one year or less. For retail and office real estate properties, property income is recognized on a straight-line basis from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases, which averages minimum rents over the terms of the leases. For retail and office real estate properties, leases also typically provide for tenant reimbursement of a portion of common area maintenance and other operating expenses to the extent that a tenant’s pro rata share of expenses exceeds a base year level set in the lease. Such reimbursements are generally recognized on a monthly basis as billed to tenants.

3)

Fee and other income—We have generated and/or generate, as applicable, fee and other income through our various subsidiaries by (a) providing ongoing asset management services to investment portfolios under cancelable management agreements, and (b) prior to the sale of our retail property manager subsidiary in August 2018, providing property management services to third parties. We recognize revenue for these activities when: (i) a contract has been mutually approved and each party is committed to perform; (ii) both parties can identify the rights of each party; (iii) both parties can identify the payment terms of the contract; (iv) the contract has commercial substance; and (v) it is probable that we will collect substantially all of the consideration to which we are entitled. While we may receive asset management fees when they are earned, we eliminate earned asset management fee income from securitizations while such securitizations are consolidated. During the three and six months ended June 30, 2019, we received $52 and $111, respectively, of earned asset management fees, which were eliminated as they were associated with consolidated securitizations. During the three and six months ended June 30, 2018, we received $152 and $314, respectively, of earned asset management fees, which were eliminated as they were associated with consolidated securitizations.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2019

(Unaudited and dollars in thousands, except share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Revenue from Contracts with customers	2019	2018	2019	2018
Property Management Fee income	$—	$727	$—	$1,493
Parking	—	231	—	433
Leasing Commission income	—	343	—	664
Other miscellaneous	126	229	193	477
Total	$126	$1,530	$193	$3,067

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

As of June 30, 2019

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

n. Intangible Assets

Intangible assets on our consolidated balance sheets represent identifiable intangible assets acquired in business acquisitions. We amortize identified intangible assets to expense over their estimated lives using the straight-line method. We evaluate intangible assets for impairment as events and circumstances change, in accordance with FASB ASC Topic 360, “Property, Plant, and Equipment.” The gross carrying amount for our in-place leases and above-market leases was $7,420 as of June 30, 2019 and December 31, 2018. The accumulated amortization for our intangible assets was $6,050 and $5,703 as of June 30, 2019 and December 31, 2018, respectively. We recorded amortization expense of $193, and $391 for the three months ended June 30, 2019 and 2018, respectively, and $386, and $818 for the six months ended June 30, 2019 and 2018, respectively.  Based on the intangible assets identified above, we expect to record amortization expense of intangible assets of $339 for 2019, $434 for 2020, $249 for 2021, $145 for 2022, $72 for 2023 and $131 thereafter. As of June 30, 2019, we have determined that no triggering events occurred that would indicate an impairment to our intangible assets.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2019

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

As of June 30, 2019, we had no derivative instruments outstanding.

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2019

(Unaudited and dollars in thousands, except share and per share amounts)

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

As of June 30, 2019

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 3: INVESTMENTS IN COMMERCIAL MORTGAGE LOANS, MEZZANINE LOANS AND PREFERRED EQUITY INTERESTS

Loans Held for Investment

The following table summarizes our investments in commercial mortgage loans, mezzanine loans and preferred equity interests held for investment as of June 30, 2019:

	Unpaid Principal Balance	Unamortized (Discounts) Premiums	Carrying Amount	Number of Loans	Weighted- Average Coupon (1)	Range of Maturity Dates
Commercial Real Estate (CRE)
Commercial mortgage loans	$332,040	$(61)	$331,979	25	6.8%	Jul. 2019 to Jun. 2025
Mezzanine loans	21,114	164	21,278	3	13.3%	Jun. 2020 to Mar. 2023
Preferred equity interests	28,453	(1)	28,452	13	5.9%	Mar. 2023 to Jun. 2029
Total CRE (2)	381,607	102	381,709	41	7.1%
Deferred fees and costs, net (3)	(430)	-	(430)
Total	$381,177	$102	$381,279
(1)	Weighted-average coupon is calculated on the unpaid principal balance, which does not necessarily correspond to the carrying amount.
(2)

Includes $51,017 of cash flow loans, of which $5,099 are commercial mortgage loans, $21,114 are mezzanine loans and $24,804 are preferred equity interests. See Note 2: Summary of Significant Accounting Policies, (j) Revenue Recognition, for further discussion of our cash flow loans.

(3)	Includes $1,290 of deferred fees, net of $860 of deferred costs.

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

As of June 30, 2019

(Unaudited and dollars in thousands, except share and per share amounts)

A loan is placed on non-accrual status if it is delinquent for 90 days or more or if there is uncertainty over full collection of principal and interest, which generally includes our impaired loans that have reserves. The following table summarizes the delinquency statistics of our commercial real estate loans held for investment as of June 30, 2019 and December 31, 2018:

	As of June 30, 2019
Delinquency Status	Current	30 to 59 days	60 to 89 days	90 days or more	Total	Non-accrual (1)
Commercial mortgage loans	$298,989	$5,098	$—	$27,953	$332,040	$56,449
Mezzanine loans	21,114	—	—	—	21,114	8,245
Preferred equity interests	28,453	—	—	—	28,453	7,710
Total	$348,556	$5,098	$—	$27,953	$381,607	$72,404
(1)

Includes five loans that are current, but are on non-accrual due to uncertainty over whether we will fully collect principal and interest.  Also includes one loan that is 90 days or more past due in accordance with their terms.

	As of December 31, 2018
Delinquency Status	Current	30 to 59 days	60 to 89 days	90 days or more	Total	Non-Accrual (1)
Commercial mortgage loans	$414,735	$—	$—	$38,548	$453,283	$46,793
Mezzanine loans	12,222	—	—	8,892	21,114	8,892
Preferred equity interests	28,577	—	—	—	28,577	37,308
Total	$455,534	$—	$—	$47,440	$502,974	$92,993

(1)      Includes five loans that were current in accordance with their terms, but are on non-accrual due to uncertainty over whether we will fully collect principal and interest, and three loans that are 90 days or more past due in accordance with their terms.

As of June 30, 2019 and December 31, 2018, all of our held for investment commercial mortgage loans, mezzanine loans and preferred equity interests that were 90 days or more past due or in foreclosure were on non-accrual status.  As of June 30, 2019, $51,017 of our loans are cash flow loans, which permanently provide for the accrual of interest at specified rates which differ from current payment terms, and in some cases, do not require current payments. See Note 2: Summary of Significant Accounting Policies, (j) Revenue Recognition, for further discussion of our cash flow loans. As of June 30, 2019, and December 31, 2018, $72,404 and $92,993, respectively, of our loans were on non-accrual status and had a weighted-average interest rate of 6.9% and 6.9%, respectively. Also, as of June 30, 2019 and December 31, 2018, five loans with unpaid principal balances of $25,700, and weighted average interest rate of 11.4%, were not recognizing interest based on the estimated value of the underlying collateral.

Allowance For Loan Losses And Impaired Loans

During the three and six months ended June 30, 2019, we recognized a benefit for loan losses of $9,509 and $10,092, respectively.  Our provision for loan losses during the three and six months ended June 30, 2019 was primarily driven by a $9,000 settlement payment received on a loan that was previously charged off.  See Note 13: Commitments and Contingencies for further information related to this settlement payment.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2019

(Unaudited and dollars in thousands, except share and per share amounts)

We closely monitor our loans, which require evaluation for loan loss in two categories: satisfactory and watchlist. Loans classified as satisfactory are loans that are performing consistent with our expectations. Loans classified as watchlist are generally loans that have performed below our expectations, have credit weaknesses or in which the credit quality of the collateral has deteriorated. This is determined by evaluating quantitative factors including debt service coverage ratios, net operating income of the underlying collateral and qualitative factors such as recent operating performance of the underlying property and history of the borrower’s ability to provide financial support. We have classified our loans held for investment by credit risk category as of June 30, 2019 and December 31, 2018 as follows:

	As of June 30, 2019
Credit Status	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Satisfactory	$216,242	$—	$5,063	$221,305
Watchlist (1)	115,798	21,114	23,390	160,302
Total	$332,040	$21,114	$28,453	$381,607
(1)	Includes $106,052 of loans that are considered to be impaired and $54,250 of loans that are not considered to be impaired.

	As of December 31, 2018
Credit Status	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Satisfactory	$314,104	$—	$5,063	$319,167
Watchlist (1)	139,179	21,114	23,514	183,807
Total	$453,283	$21,114	$28,577	$502,974
(1)	Includes $126,645 of loans that are considered to be impaired and $57,162 of loans that are not considered impaired.

The following tables provide a roll-forward of our allowance for loan losses for our commercial mortgage loans, mezzanine loans and preferred equity interests for the three months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30, 2019
	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Beginning balance	$10,401	$6,496	$3,830	$20,727
Provision (benefit) for loan losses	(9,449)	—	(60)	(9,509)
Charge-offs, net of recoveries	8,927	—	—	8,927
Ending balance	$9,879	$6,496	$3,770	$20,145

	For the Three Months Ended June 30, 2018
	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Beginning balance	$8,259	$5,231	$242	$13,732
Provision (benefit) for loan losses	14,748	—	—	14,748
Charge-offs, net of recoveries (1)	(11,781)	—	—	(11,781)
Ending balance	$11,226	$5,231	$242	$16,699
(1)	Includes $1,423 of charge-offs related to loans transferred to held for sale during the three months ended June 30, 2018.

The following tables provide a roll-forward of our allowance for loan losses for our commercial mortgage loans, mezzanine loans and preferred equity interests for the six months ended June 30, 2019 and 2018:

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2019

(Unaudited and dollars in thousands, except share and per share amounts)

	For the Six Months Ended June 30, 2019
	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Beginning balance	$11,912	$6,496	$3,928	$22,336
Provision (benefit) for loan losses	(9,934)	—	(158)	(10,092)
Charge-offs, net of recoveries	7,901	—	—	7,901
Ending balance	$9,879	$6,496	$3,770	$20,145

	For the Six Months Ended June 30, 2018
	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Beginning balance	$9,019	$5,622	$242	$12,354
Provision (benefit) for loan losses	19,996	2,784	—	45,614
Charge-offs, net of recoveries (1)	(17,789)	(3,175)	—	$(43,085)
Ending balance	$11,226	$5,231	$242	$16,699
(1)	Includes $5,331 of charge-offs related to loans transferred to held for sale during the six months ended June 30, 2018.

Information on those loans considered to be impaired as of June 30, 2019 and December 31, 2018 was as follows:

	As of June 30, 2019
Impaired Loans	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Impaired loans expecting full recovery	$5,099	$12,869	$19,330	$37,298
Impaired loans with reserves	56,449	8,245	4,060	68,754
Total Impaired Loans (1)	61,548	21,114	23,390	106,052
Allowance for loan losses	$9,879	$6,496	$3,770	$20,145
(1)	As of June 30, 2019, there was no unpaid principal relating to previously identified TDRs that are on accrual status.

	As of December 31, 2018
Impaired Loans	Commercial Mortgage Loans	Mezzanine Loans	Preferred Equity	Total
Impaired loans expecting full recovery	$8,579	$12,869	$19,334	$40,782
Impaired loans with reserves	73,438	8,245	4,180	85,863
Total Impaired Loans (1)	82,017	21,114	23,514	126,645
Allowance for loan losses	$11,912	$6,496	$3,928	$22,336
(1)	As of December 31, 2018, there was no unpaid principal relating to previously identified TDRs that are on accrual status.

The average unpaid principal balance and recorded investment of total impaired loans was $110,835 and $125,871 during the three months ended June 30, 2019 and 2018, respectively and $116,105 and $126,074 for the six months ended June 30, 2019 and 2018, respectively. We recorded interest income from impaired loans of $0 and $313 for the three months ended June 30, 2019 and 2018, respectively. We recorded interest income from impaired loans of $0 and $440 for the six months ended June 30, 2019 and 2018, respectively.

We have evaluated modifications to our commercial real estate loans to determine if the modification constitutes a troubled debt restructuring, or TDR, under FASB ASC Topic 310, “Receivables”. During the three and six months ended June 30, 2019, we determined that restructuring of one commercial real estate loan with an unpaid principal balance totaling $29,478 constituted a TDR as the interest payment rate was decreased through September 2019 although interest continues to accrue at the original contractual interest rate. During the six months ended June 30, 2018, we determined that restructuring of one commercial real estate loan with an unpaid principal balance totaling $7,948 constituted a TDR as the interest payment rate was decreased to zero percent and the maturity date was extended. During the six months ended June 30, 2019, and June 30, 2018, there were no TDRs that subsequently defaulted for restructurings that had been entered into within the previous 12 months.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2019

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

During the three months ended, June 30, 2019, one of the remaining loans held for sale was repaid, resulting in a net gain of $66.  The two remaining loans held for sale were measured at the lower of cost or fair value, resulting in a gain of $221. As of June 30, 2019, these loans had an unpaid principal balance of $6,599 and a carrying amount of $4,973.

Loan-to-Real Estate Conversions

In June 2019, we completed the conversion of a portion of a commercial mortgage loan portfolio to real estate owned property. See Note 4: Investments in Real Estate - Acquisitions for further information.

NOTE 4: INVESTMENTS IN REAL ESTATE

The table below summarizes our investments in real estate:

	Book Value
	As of June 30, 2019	As of December 31, 2018
Office real estate properties	$49,027	$48,760
Retail real estate properties	56,556	49,088
Parcels of land	18,744	18,744
Subtotal	124,327	116,592
Less: Accumulated depreciation and amortization	(10,722)	(8,768)
Investments in real estate, net	$113,605	$107,824

As of June 30, 2019, our investments in real estate were comprised of land of $41,119 and buildings and improvements of $83,208. As of December 31, 2018, our investments in real estate were comprised of land of $36,905 and buildings and improvements of $79,687.

As of June 30, 2019, our investments in real estate of $124,327 were financed through $40,351 of mortgage loans or other debt held by third parties and $96,168 of mortgage loans held directly by RAIT or through our RAIT I securitization. As of December 31, 2018, our investments in real estate of $116,592 were financed through $40,724 of mortgage loans or other debt held by third parties and $80,562 of mortgage loans held directly by RAIT or through our RAIT I securitization. Together, along with the other commercial real estate loans held by our RAIT I securitization, these mortgage loans serve as collateral for the CDO notes payable issued by our RAIT I securitization. All intercompany balances and interest charges are eliminated in consolidation.

The following table represents the minimum future lease payments for our office and retail properties as of June 30, 2019.

2019	$4,776
2020	7,930
2021	5,690
2022	3,703
2023	1,980
2024 and thereafter	5,168
Total	$29,247

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2019

(Unaudited and dollars in thousands, except share and per share amounts)

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

Property Sales:

During the six months ended June 30, 2019, we disposed of two real estate owned properties.  The below table summarizes the current year dispositions and also presents each property’s contribution to net income (loss) allocable to common shares, excluding the impact of any gain (loss) on sale:

					Net income (loss) allocable to common shares
Property Name	Property Type	Date of Sale	Sale Price	Gain (loss) on sale	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
Rte 18 Central Plaza	Retail	2/26/2019	$5,100	$-	$5	$(55)
735 Collins Ave	Retail	5/14/2019	8,705	943	(17)	(17)
Total			$13,805	$943	$(12)	$(72)

NOTE 5: INDEBTEDNESS

We maintain various forms of short-term and long-term financing arrangements.

The following tables summarize our total recourse and non-recourse indebtedness as of June 30, 2019 and December 31, 2018, but do not reflect any potential impacts of the Chapter 11 Cases or any other “Event of Default” as discussed in Note 1: The Company or otherwise in “Defaults on Recourse Indebtedness” below.

The following table summarizes our total recourse and non-recourse indebtedness as of June 30, 2019:

Description	Unpaid Principal Balance	Unamortized Discount/Premium and Deferred Financing Costs	Carrying Amount	Weighted- Average Interest Rate	Contractual Maturity
Recourse indebtedness:
7.625% Senior Notes	$56,324	$(1,107)	$55,217	7.6%	Apr. 2024
7.125% Senior Notes	65,356	(92)	65,264	7.1%	Aug. 2019
Junior subordinated notes, at fair value (1)	18,671	(13,581)	5,090	6.6%	Mar. 2035
Junior subordinated notes, at amortized cost	25,100	—	25,100	5.1%	Apr. 2037
Total recourse indebtedness	165,451	(14,780)	150,671	6.9%
Non-recourse indebtedness:
CDO notes payable, at amortized cost (2)(3)	99,875	—	99,875	2.4%	Nov. 2046
CMBS securitizations (4)(5)	195,530	(291)	195,239	4.5%	Jun. 2037 to Dec. 2037
Loans payable on real estate	40,351	(185)	40,166	4.7%	Oct. 2021 to Dec. 2021
Total non-recourse indebtedness	335,756	(476)	335,280	3.9%
Total indebtedness	$501,207	$(15,256)	$485,951	4.9%

(1)	Relates to liabilities which we elected to record at fair value under FASB ASC Topic 825.
(2)	Excludes CDO notes payable purchased by us which are eliminated in consolidation.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2019

(Unaudited and dollars in thousands, except share and per share amounts)

(3)

Collateralized by $156,339 principal amount of commercial mortgage loans, mezzanine loans, other loans and preferred equity interests, $94,585 of which is eliminated in consolidation.  These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

(4)	Excludes CMBS securitization notes purchased by us which are eliminated in consolidation.
(5)

Collateralized by $298,988 principal amount of commercial mortgage loans and participation interests in commercial mortgage loans. These obligations were issued by separate legal entities and consequently the assets of the special purpose entities that collateralize these obligations are not available to our creditors.

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

The activity in our financing arrangements occurring as of or during the six months ended June 30, 2019 is as follows:

Recourse Indebtedness

7.625% Senior Notes.  During the three months ended June 30, 2019, there was no activity other than recurring interest. As of June 30, 2019, $56,324 of the 7.625% Senior Notes remain outstanding. These notes contain financial covenants that are applicable upon the incurrence of debt as defined in the notes’ related indenture including a maximum leverage ratio covenant and a minimum fixed charge ratio covenant. We have not incurred debt, as defined in this indenture, since the three months ended March 31, 2018. As of March 31, 2018, the leverage ratio, calculated in accordance with the indenture, was 74.6% as compared to a maximum leverage ratio not to exceed 80%, and for the preceding four quarters, the fixed charge coverage ratio, calculated in accordance with the indenture, was 1.34x as compared to a minimum fixed charge coverage ratio of no less than 1.20x.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2019

(Unaudited and dollars in thousands, except share and per share amounts)

7.125% Senior Notes.  During the three months ended June 30, 2019, there was no activity other than recurring interest. As of June 30, 2019, $65,356 of the 7.125% Senior Notes remain outstanding. These notes contain financial covenants that are applicable upon the incurrence of debt as defined in the notes’ related indenture including a maximum leverage ratio covenant and a minimum fixed charge ratio covenant. We have not incurred debt, as defined in this indenture, since the three months ended March 31, 2018. As of March 31, 2018, the leverage ratio, calculated in accordance with the indenture, was 74.6% as compared to a maximum leverage ratio not to exceed 80%, and for the preceding four quarters, the fixed charge coverage ratio, calculated in accordance with the indenture, was 1.34x as compared to a minimum fixed charge coverage ratio of no less than 1.20x.

Junior subordinated notes, at fair value. At issuance, we elected to record the $18,671 junior subordinated notes at fair value under FASB ASC Topic 825, with all subsequent changes in fair value recorded in earnings. Starting in January 2018, in accordance with an update to FASB ASC Topic 825, we began recording the change in fair value due to instrument-specific credit risk in other comprehensive income, with all other changes in fair value recorded in earnings. As of June 30, 2019, the fair value, or carrying amount, of this indebtedness was $5,090. These notes do not contain financial covenants.

Junior subordinated notes, at amortized cost.  During the three months ended June 30, 2019, there was no activity other than recurring interest. These notes do not contain financial covenants.

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

CMBS securitizations As of June 30, 2019, our subsidiary, RAIT 2017-FL7 Trust, or RAIT FL7, had $184,911 of total collateral at par value, none of which was defaulted. As of June 30, 2019, RAIT FL7 had classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $119,432 to investors.  We currently own the unrated classes of junior notes, including a class with an aggregate principal balance of $65,479, and the equity, or the retained interests, of RAIT FL7. RAIT FL7 does not have OC triggers or IC triggers.

As of June 30, 2019, our subsidiary, RAIT 2017-FL8 Trust, or RAIT FL8, had $120,260 of total collateral at par value, none of which was defaulted. As of June 30, 2019, RAIT FL8 had classes of investment grade senior notes with an aggregate principal balance outstanding of approximately $76,098 to investors.  We currently own the unrated classes of junior notes, including a class with an aggregate principal balance of $44,162, and the equity, or the retained interests, of RAIT FL8. RAIT FL8 does not have OC triggers or IC triggers.

The junior notes that we have retained in our CMBS securitizations include the class of junior notes that is subject to the first dollar of loss.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2019

(Unaudited and dollars in thousands, except share and per share amounts)

Maturity of Indebtedness

Generally, the majority of our indebtedness is payable in full upon the maturity or termination date of the underlying indebtedness. The following table displays the aggregate contractual maturities of our indebtedness outstanding as of June 30, 2019 by year, but does not reflect any potential impacts of the Chapter 11 Cases as discussed in Note 1:

	Recourse indebtedness	Non-recourse indebtedness
2019	$65,356	$376
2020	-	779
2021	-	39,196
2022	-	-
2023	-	-
Thereafter	100,095	295,405
Total	$165,451	$335,756

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

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2019

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

The following table summarizes the carrying amount and the fair value of our financial instruments as of June 30, 2019:

Financial Instrument	Carrying Amount	Estimated Fair Value
Assets
Total investment in mortgage loans, held for investment, net	$361,134	$333,668
Investment in mortgage loans, held for sale	4,973	4,973
Cash and cash equivalents	46,705	46,705
Restricted cash	29,282	29,282
Liabilities
Recourse indebtedness:
7.625% Senior Notes	55,217	38,300
7.125% Senior Notes	65,264	56,834
Junior subordinated notes, at fair value	5,090	5,090
Junior subordinated notes, at amortized cost	25,100	5,780
Non-recourse indebtedness:
CDO notes payable, at amortized cost	99,875	75,063
CMBS securitizations	195,239	195,765
Loans payable on real estate	40,166	40,911

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2019

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

Fair Value Measurements

The following table summarizes information about our liabilities measured at fair value on a recurring basis as of June 30, 2019, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

Liabilities:	Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (1)	Significant Unobservable Inputs (Level 3) (1)	Balance as of June 30, 2019
Junior subordinated notes, at fair value	$—	$—	$5,090	$5,090
Total liabilities	$—	$—	$5,090	$5,090

(1)	During the six months ended June 30, 2019, there were no transfers between Level 1 and Level 2, and there were no transfers into and/or out of Level 3.

The following table summarizes information about our liabilities measured at fair value on a recurring basis as of December 31, 2018, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

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

As of June 30, 2019

(Unaudited and dollars in thousands, except share and per share amounts)

When estimating the fair value of our Level 3 financial instruments, management uses various observable and unobservable inputs. These inputs include yields, credit spreads, duration, effective dollar prices and overall market conditions on not only the exact financial instrument for which management is estimating the fair value, but also financial instruments that are similar or issued by the same issuer when such inputs are unavailable. Generally, an increase in the yields, credit spreads or estimated duration will decrease the fair value of our financial instruments. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value, as determined by management, may fluctuate from period to period and any ultimate liquidation or sale of the investment may result in proceeds that may be significantly different than fair value. For the fair value of our junior subordinated notes, at fair value, we estimate the fair value of these financial instruments using significant unobservable inputs. For the junior subordinated notes, at fair value, a discounted cash flow model was used as the valuation technique and the significant unobservable inputs as of June 30, 2019 include a discount rate of 30% and as of December 31, 2018 include a discount rate of 27%. The gains attributable to changes in instrument-specific credit risk were determined by discounting the future cash flows of the notes at base market interest rates and subtracting this amount from the total fair value of the instrument.

The following table summarizes additional information about our liabilities that are measured at fair value on a recurring basis for which we have utilized level 3 inputs to determine fair value for the six months ended June 30, 2019:

Liabilities	Junior Subordinated Notes, at Fair Value	Total Level 3 Liabilities
Balance, as of December 31, 2018	$6,110	$6,110
Change in fair value of financial instruments	(1,020)	(1,020)
Balance, as of June 30, 2019	$5,090	$5,090

The following table summarizes additional information about our liabilities that are measured at fair value on a recurring basis for which we have utilized level 3 inputs to determine fair value for the three months ended June 30, 2019:

Liabilities	Junior Subordinated Notes, at Fair Value	Total Level 3 Liabilities
Balance, as of March 31, 2019	$5,500	$5,500
Change in fair value of financial instruments	(410)	(410)
Balance, as of June 30, 2019	$5,090	$5,090

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2019

(Unaudited and dollars in thousands, except share and per share amounts)

Non-Recurring Fair Value Measurements

Our non-recurring fair value measurements relate primarily to our commercial real estate loans that are considered impaired. In evaluating our impaired loans, we estimate the fair value of the underlying collateral of the respective commercial real estate loan and compare that fair value to our total investment in the loan. When estimating the fair value of the underlying collateral of the commercial real estate loan, management uses discounted cash flow analyses and/or direct capitalization valuation analyses. The significant inputs to these valuations are capitalization rates and discount rates and are based on market information and comparable sales of similar properties.  As of June 30, 2019, we measured the underlying collateral of five of our loans at a fair value of $48,872 in our consolidated balance sheet as they were impaired.

Our other non-recurring fair value measurements relate to our commercial real estate loans that are considered held for sale and are recorded at the lower of cost or fair value in our consolidated balance sheets. In evaluating our loans held for sale, we estimate the fair value of each loan and compare that fair value to our total investment in the loan. The estimate of fair value for each loan is determined using a discounted cash flow analysis. The significant inputs to these valuations are estimated future cash flows for each loan and market discount rates. The discount rates are based on underlying property performance and recent data from comparable lending markets. As of June 30, 2019, we measured two loans held for sale at a fair value of $4,973 in our consolidated balance sheet.

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

	Carrying Amount as of June 30, 2019	Estimated Fair Value as of June 30, 2019	Valuation Technique	Level in Fair Value Hierarchy
Total investment in mortgage loans, held for investment, net	$361,134	$333,668	Discounted cash flows	Three
Investment in mortgage loans, held for sale	4,973	4,973	Discounted cash flows	Three
7.625% Senior Notes	55,217	38,300	Trading price	Two
7.125% Senior Notes	65,264	56,834	Trading price	Two
Junior subordinated notes, at amortized cost	25,100	5,780	Discounted cash flows	Three
CDO notes payable, at amortized cost	99,875	75,063	Discounted cash flows	Three
CMBS securitizations	195,239	195,765	Discounted cash flows	Three
Loans payable on real estate	40,166	40,911	Discounted cash flows	Three

	Carrying Amount as of December 31, 2018	Estimated Fair Value as of December 31, 2018	Valuation Technique	Level in Fair Value Hierarchy
Total investment in mortgage loans, held for investment, net	$480,061	$444,962	Discounted cash flows	Three
Investment in mortgage loans, held for sale	4,873	4,873	Discounted cash flows	Three
7.625% Senior Notes	55,100	41,229	Trading price	Two
7.125% Senior Notes	64,997	58,010	Trading price	Two
Junior subordinated notes, at amortized cost	25,100	6,550	Discounted cash flows	Three
CDO notes payable, at amortized cost	116,102	94,513	Discounted cash flows	Three
CMBS securitizations	318,008	320,711	Discounted cash flows	Three
Loans payable on real estate	40,499	40,608	Discounted cash flows	Three

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2019

(Unaudited and dollars in thousands, except share and per share amounts)

The following table summarizes realized and unrealized gains and losses on assets and liabilities for which we elected the fair value option of FASB ASC Topic 825, “Financial Instruments” and derivatives as reported in change in fair value of financial instruments in the accompanying consolidated statements of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Description	2019	2018	2019	2018
Change in fair value of junior subordinated notes	$(210)	$(77)	$(180)	$(272)
Change in fair value of derivatives	—	188	—	470
Change in fair value of financial instruments	$(210)	$111	$(180)	$198

The changes in the fair value for the junior subordinated notes for which the fair value option was elected for the three and six months ended June 30, 2019 and 2018 was primarily attributable to changes in base market interest rates. The changes in the fair value of derivatives for the three and six months ended June 30, 2018 was primarily attributable to changes in interest rates.

NOTE 7: VARIABLE INTEREST ENTITIES

The determination of when to consolidate a VIE is based on the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance together with either the obligation to absorb losses or the right to receive benefits that could be significant to the VIE. We evaluated our investments and determined that, as of June 30, 2019 and December 31, 2018, our consolidated VIEs were: RAIT I, RAIT FL7, RAIT FL8, and the RAIT VIE Properties (Willow Grove and Cherry Hill).

We consolidate the securitizations that we sponsor for which we have retained interests in and control the significant decisions regarding the collateral in these entities, such as the approval of loan workouts.  As of June 30, 2019, we consolidated the VIE properties as we own the entities that control the significant capital and operating decisions regarding the properties.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2019

(Unaudited and dollars in thousands, except share and per share amounts)

The following tables present the assets and liabilities of our consolidated VIEs as of each respective date. Certain amounts included in the tables below are eliminated upon consolidation with our other subsidiaries that maintain investments in the debt or equity securities issued by these entities.

	As of June 30, 2019
	RAIT Securitizations	RAIT VIE Properties	Total
Assets
Investments in commercial mortgage loans, mezzanine loans and preferred equity interests	$437,183	$—	$437,183
Investments in real estate	—	17,665	17,665
Cash and cash equivalents	—	221	221
Restricted cash	4,162	505	4,667
Accrued interest receivable	17,585	—	17,585
Other assets	78	678	756
Total assets	$459,008	$19,069	$478,077
Liabilities and Equity
Indebtedness, net	$479,745	$19,426	$499,171
Accrued interest payable	1,114	6,143	7,257
Accounts payable and accrued expenses	67	135	202
Deferred taxes, borrowers’ escrows and other liabilities	—	201	201
Total liabilities	480,926	25,905	506,831
Equity:
Shareholders’ equity:
RAIT investment and Retained earnings (deficit)	(21,918)	(6,836)	(28,754)
Total shareholders’ equity	(21,918)	(6,836)	(28,754)
Total liabilities and equity	$459,008	$19,069	$478,077

	As of December 31, 2018
	RAIT Securitizations	RAIT VIE Properties	Total
Assets
Investments in commercial mortgage loans, mezzanine loans and preferred equity interests	$561,101	$—	$561,101
Investments in real estate	—	18,020	18,020
Cash and cash equivalents	—	209	209
Restricted cash	29,658	374	30,032
Accrued interest receivable	18,849	—	18,849
Other assets	153	3,854	4,007
Total assets	$609,761	$22,457	$632,218
Liabilities and Equity
Indebtedness, net	$618,516	$19,495	$638,011
Accrued interest payable	1,534	5,883	7,417
Accounts payable and accrued expenses	74	3,315	3,389
Deferred taxes, borrowers’ escrows and other liabilities	2	197	199
Total liabilities	620,126	28,890	649,016
Equity:
Shareholders’ equity:
RAIT investment and Retained earnings (deficit)	(10,365)	(6,433)	(16,798)
Total shareholders’ equity	(10,365)	(6,433)	(16,798)
Total liabilities and equity	$609,761	$22,457	$632,218

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2019

(Unaudited and dollars in thousands, except share and per share amounts)

The assets of the VIEs can only be used to settle obligations of the VIEs and are not available to our creditors. The amounts that eliminate in consolidation include $85,119 of total investments in mortgage loans and $197,460 of indebtedness as of June 30, 2019 and $93,445 of total investments in mortgage loans and $197,235 of indebtedness as of December 31, 2018. We do not have any contractual obligation to provide the VIEs listed above with any financial support. We have not and do not intend to provide financial support to these VIEs that we were not previously contractually required to provide.

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

As of June 30, 2019

(Unaudited and dollars in thousands, except share and per share amounts)

SARs.  As a result, RAIT had no further obligations beyond October 17, 2017 relating to the warrants and Investor SARs and none remain outstanding, respectively, as of that date.

NOTE 9: SHAREHOLDERS’ EQUITY

Preferred Shares

Dividends:

RAIT’s Board of Trustees (the “Board”) determined that it would suspend the dividend on RAIT’s outstanding preferred shares on June 12, 2018. The Board considers dividends on a quarterly basis. As of June 30, 2019, $25,313 of dividends on these shares were unpaid and in arrears. These dividends in arrears are included in (income) loss allocated to preferred shares on our consolidated statements of operations since they represent a claim on earnings superior to common shareholders, but have not been accrued as a liability since they have not been declared.

Common Shares

Dividends:

The Board determined that it would suspend the dividend on RAIT’s outstanding common shares on November 1, 2017.

During the six months ended June 30, 2019, we paid $29 of dividends on restricted common share awards that vested in this period.  These dividends were declared during the vesting period but remained forfeitable prior to vesting and became payable upon vesting in accordance with the terms of these awards.

Shareholders’ Equity Attributable to Common Shares:

As of June 30, 2019, total shareholders’ equity attributable to common shares was a deficit of $185,405.

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

As of June 30, 2019

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 10: EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Income (loss)	$827	$(57,023)	$(5,374)	$(84,728)
(Income) loss allocated to preferred shares	(5,071)	6,861	(10,134)	472
Net income (loss) allocable to common shares	$(4,244)	$(50,162)	$(15,508)	$(84,256)
Weighted-average shares outstanding—Basic (1)	1,844,563	1,839,826	1,844,302	1,838,666
Weighted-average shares outstanding—Diluted (1)	1,844,563	1,839,826	1,844,302	1,838,666
Earnings (loss) per share—Basic:
Earnings (loss) per share—Basic	$(2.30)	$(27.26)	$(8.41)	$(45.82)
Earnings (loss) per share—Diluted:
Earnings (loss) per share—Diluted	$(2.30)	$(27.26)	$(8.41)	$(45.82)

(1)	All share and per-share amounts have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented herein.

For the three and six months ended June 30, 2019, securities convertible into 4,966 and 5,488 common shares, respectively, were excluded from the earnings (loss) per share computations because their effect would have been anti-dilutive. For the three and six months ended June 30, 2018, securities convertible into 163,502 and 167,075 common shares, respectively, were excluded from the earnings (loss) per share computations because their effect would have been anti-dilutive.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2019

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

Ballard Spahr LLP

Justin P. Klein has served as a Trustee on our Board since June 2017 and is a partner of the law firm Ballard Spahr LLP, or Ballard Spahr.  RAIT did not have any transactions with Ballard Spahr during the six months ended June 30, 2019.  RAIT has paid Ballard Spahr LLP $52 and $84 during the three and six months ended June 30, 2018. The approximate dollar value of Mr. Klein’s interest in these fees was $1 for the six months ended June 30, 2018, based on Mr. Klein’s Ballard partnership interest.

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

Highland Capital Management, L.P.

There were no transactions with Highland Capital Management, L.P. (“Highland”) or its affiliates in 2019 or 2018.  It is noted that remaining obligations under the previously disclosed cooperation agreement between RAIT and Highland entered into on May 26, 2017 relating to a defined “standstill period” that ended on May 26, 2019 and that Highland and certain of its affiliates filed a Schedule 13G/A with the SEC on February 14, 2019 disclosing that their aggregate holdings of RAIT’s common shares had reduced to 4.9% of RAIT’s outstanding common shares.

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2019

(Unaudited and dollars in thousands, except share and per share amounts)

NOTE 12: SUPPLEMENTAL DISCLOSURE TO STATEMENT OF CASH FLOWS

The following are supplemental disclosures to the statements of cash flows for the six months ended June 30, 2019 and 2018:

	For the Six Months Ended June 30,
	2019	2018
Cash paid for interest	$14,311	$28,483
Cash paid (refunds received) for taxes	(38)	(1)
Non-cash increase in investments in real estate from conversion of loans	7,448	—
Non-cash increase (decrease) in indebtedness from debt extinguishments	—	(1,265)

During the three months ended March 31, 2019, we consolidated the Collins Avenue VIE as described in Note 7: Variable Interest Entities. This resulted in a non-cash increase of $7,448 to investments in real estate, held for sale, and a non-cash decrease of $7,866 to investments in mortgage loans. During the three months ended June 30, 2019, we disposed of the Collins Avenue property. See Note 4: Investments in Real Estate for further discussion.

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

During the six months ended June 30, 2018, we redeemed and cancelled the remaining 2,939,190 preferred units of RAIT IV and the corresponding Series D preferred shares for $56,765 of cash and $16,715 of liquidation preference of RAIT’s publicly traded Series A preferred shares, Series B preferred shares and Series C preferred shares. See Note 8: Series D Preferred Shares for further discussion.

The following table summarizes our cash and cash equivalents and restricted cash balances as of June 30, 2019 and June 30, 2018:

	As of June 30, 2019	As of June 30, 2018
Cash and cash equivalents	$46,705	$72,224
Restricted cash	29,282	113,091
Total cash and cash equivalents and restricted cash	$75,987	$185,315

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

RAIT Preferred Funding II, Ltd. v. CWCapital Asset Management LLC, et al.–Index No. 651729/2016 (Sup. Ct. N.Y.)

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2019

(Unaudited and dollars in thousands, except share and per share amounts)

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

Effective May 8, 2019, TRFT, RAIT II, CWCapital and U.S. Bank entered into a Settlement Agreement and Mutual Release, or the Settlement Agreement.  The Settlement Agreement provides (a) that CWCapital and U.S. Bank shall pay, or cause to be paid by the related securitization trust, $9,000, or the Settlement Payment, to TRFT within ten calendar days, (b) that the parties will execute and, after that Settlement Payment is received by TRFT, TRFT will file a Stipulation of Discontinuance with Prejudice, or the Stipulation, with the Court dismissing this litigation, and (c) for mutual releases between TRFT and RAIT II, on the one hand, and the Defendants, on the other hand, of claims relating to this litigation. Also, effective May 8, 2019, TRFT, RAIT II and Wells Fargo entered into an Agreement to Discontinue and Dismiss Litigation with Prejudice, or the Agreement to Discontinue.  The Agreement to Discontinue also provides (a) that TRFT, RAIT II and Wells Fargo shall sign the Stipulation, (b) that, after the Settlement Payment is received by TRFT, TRFT will file the Stipulation and (c) for mutual releases between TRFT and RAIT II, on the one hand, and Wells Fargo, on the other hand, of claims relating to this litigation. The $9,000 Settlement Payment was received in May 2019 and is included within provision (benefit) for loan losses in the accompanying consolidated statements of operations.

Loan Funding Commitments

Certain of the existing mortgage loans that we previously originated contain commitments to fund certain amounts that were not funded upon the origination of the mortgage loan. Senior participation interests in these loans are held by certain of our FL securitizations and these FL securitizations are required to purchase additional participation interests in these loans that include the funded portions of these funding commitments from us and at our direction as the commitments are funded by us and as funds become available from loan payoffs in the FL securitization. As of June 30, 2019, we had no outstanding funding commitments.

Lease Obligation

We lease office space in Philadelphia for use in our operations. We account for this lease as an operating lease and recognize lease expense on a straight-line basis over the lease term. As of June 30, 2019, the lease had a remaining term of 12.8 years with an option to extend for an additional 5 years. As discussed in Note 2: Summary of Significant Accounting Policies, (q) Recent Accounting Pronouncements, we adopted the provisions of ASC Topic 842, “Leases” related to this lease on January 1, 2019. When establishing the value of our right-of-use asset and lease liability, we calculated the present value of future lease payments over the

RAIT Financial Trust

Notes to Consolidated Financial Statements

As of June 30, 2019

(Unaudited and dollars in thousands, except share and per share amounts)

lease term. Since the discount rate implicit in the lease could not be determined, we used our incremental borrowing rate of 12.6%, which was based on information available as of the effective date.

As of June 30, 2019, the office lease liability and corresponding operating lease asset had carrying amounts of $2,983 and $308, respectively, and are included within other liabilities and other assets, respectively, in the accompanying consolidated balance sheet.

During the three months ended June 30, 2019, we recognized an impairment charge of $2,076 on our operating lease asset as it was more likely than not we would not realize the benefits of this asset over its remaining term and a portion of this asset was determined to not be recoverable. During the three months ended June 30, 2019, we also recognized an impairment charge of $705 on other fixed assets as it was more likely than not we would not realize the benefits of these assets over their remaining useful lives and a portion of these assets were determined to not be recoverable.

For the three months ended June 30, 2019, our operating lease costs and variable lease costs associated with the office lease were $107 and $74, respectively. For the six months ended June 30, 2019, our operating lease costs and variable lease costs associated with the office lease were $214 and $153, respectively. Our operating and variable lease costs are included within other general and administrative expenses in the accompanying consolidated statements of operations.

The annual minimum rent due pursuant to the office lease for each of the next five years and thereafter is estimated to be as follows as of June 30, 2019:

2019	$215
2020	438
2021	447
2022	456
2023	465
Thereafter	4,626
Total undiscounted payments	6,647
Less imputed interest	(3,664)
Total lease liability	$2,983

The annual minimum rent due pursuant to the office lease for each of the next five years and thereafter is estimated to be as follows as of December 31, 2018:

2019	$479
2020	438
2021	447
2022	456
2023	465
Thereafter	4,626
Total	$6,911

NOTE 14: SUBSEQUENT EVENTS

We have evaluated subsequent events or transactions that have occurred after the consolidated balance sheet date of June 30, 2019, but prior to the filing of the consolidated financial statements with the SEC on this Quarterly Report on Form 10-Q. We have determined that, except as disclosed within this Note and other Notes, including, without limitation, Note 1: The Company, there are no subsequent events that require disclosure in this Quarterly Report on Form 10-Q.

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

Other developments related to our financial performance that occurred during the three and six months ended June 30, 2019 included the following:

•

For the six months ended June 30, 2019, RAIT monetized certain loans and real estate assets in the aggregate amount of $6.5 million. These monetizations include sales of real estate assets and repayments of loans. After selling costs and repayment of obligations secured by those assets of $4.3 million, RAIT received net proceeds of $2.2 million.

•	RAIT’s cash and cash equivalents balance as of June 30, 2019 was $46.7 million.
•

RAIT’s compensation & general and administrative expenses were $11.3 million for the six months ended June 30, 2019 as compared to $16.5 million for the six months ended June 30, 2018.  The six months ended June 30, 2019 includes additional legal and consulting expenses related to the resumed strategic and financial alternatives review.  The six months ended June 30, 2018 included significant legal and consulting expenses in connection with the previous strategic alternatives process and implementation of the 2018 strategic steps.

During the three months ended June 30, 2019, we generated GAAP net income (loss) allocable to common shares of $(4.2) million, or $(2.30) per common share-diluted, as compared to $(50.2) million, or $(27.26) per common share-diluted, during the three months ended June 30, 2018.

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

During the six months ended June 30, 2019, we received CRE loan repayments of $120.1 million.

The tables below describe certain characteristics of our held-for-investment commercial mortgage loans, mezzanine loans, and preferred equity interests as of June 30, 2019 (dollars in thousands):

	Carrying Value	Weighted- Average Coupon	Range of Maturities	Number of Loans
Commercial Real Estate (CRE) Loans
Commercial mortgage loans	$331,979	6.8%	Jul. 2019 to Jun. 2025	25
Mezzanine loans	21,278	13.3%	Jun. 2020 to Mar. 2023	3
Preferred equity interests	28,452	5.9%	Mar. 2023 to Jun. 2029	13
Total investments in loans	$381,709	7.1%		41

Certain of our commercial mortgage loans, mezzanine loans and preferred equity interests permanently provide for the accrual of interest at specified rates which differ from current payment terms.  We refer to these loans as cash flow loans.  Although a cash flow loan accrues interest at a stated rate, pursuant to forbearance or other agreements, the borrower is only required to pay interest each month at a minimum rate, which may be as low as zero percent, plus additional interest up to the stated rate to the extent of all cash flow from the property underlying the loan after the payment of property operating expenses and, if applicable, any senior debt service.  Please see Part I, Item 1, “Financial Statements—Note 2: Summary of Significant Accounting Policies—Revenue Recognition” for further information on these loans.  As of June 30, 2019, we held investments we characterized as cash flow loans, with a recorded investment (including accrued interest) of $67.2 million comprised of preferred equity interests totaling $33.9 million, bridge loans totaling $5.3 million and mezzanine loans totaling $28.0 million.

As of June 30, 2019, our nonaccrual loans total $72.4 million, which is comparable to the $93.0 million of nonaccrual loans as of December 31, 2018.  As of June 30, 2019, we had a loan loss reserve of $20.1 million, representing 27.8% of our nonaccrual loans and 5.3% of our total CRE loan portfolio. During the six months ended June 30, 2019, we recognized a benefit for loan losses of $10,092, which was primarily driven by a settlement payment received on a loan that was previously charged off.  See Part I, Item 1, “Financial Statements – Note 13: Commitments and Contingencies” for further information on this settlement.

We historically financed our consolidated CRE loans on a long-term basis through securitizations. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Securitization Summary” for more information about our securitizations.

The charts below describe the property types and the geographic breakdown of our commercial mortgage loans, mezzanine loans, and preferred equity interests as of June 30, 2019:

(1)	Based on carrying amount.

REO Portfolio

As of June 30, 2019, our real estate portfolio had an aggregate gross cost (carrying value) of $124.3million ($113.6 million), comprised of $49.0 million ($39.6 million) of office properties, $56.6 million ($55.2 million) of retail properties and $18.7 million ($18.7 million) of land.

We historically financed our portfolio of investments in commercial real estate through secured commercial mortgage loans held by either third-party lenders or our commercial real estate securitizations.

The table below describes certain characteristics of our REO Portfolio as of June 30, 2019 (dollars in thousands).

	Investments in Real Estate (1)	Average Physical Occupancy	Units/ Square Feet/ Acres	Number of Properties
Office real estate properties	$49,027	84.1%	349,999	3
Retail real estate properties	56,556	58.0%	588,974	4
Parcels of land	18,744	N/A	9.2	4
Total	$124,327	—		11
(1)	Based on properties owned as of June 30, 2019.

The charts below describe the property types and the geographic breakdown of our investments in real estate as of June 30, 2019:

(1)	Based on gross cost.

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

As of June 30, 2019, we had sponsored three outstanding securitizations with varying amounts of retained or residual interests held by us which we consolidate in our financial statements as follows: RAIT I, RAIT 2017-FL7 Trust, or RAIT-FL7 and RAIT 2017-FL8 Trust, or RAIT-FL8. We refer to RAIT FL7 and RAIT FL8 as the FL securitizations. We previously exercised our rights and unwound five other securitizations we had sponsored, RAIT 2013-FL1 Trust, or RAIT FL1, in 2015, RAIT 2014-FL2 Trust, or RAIT FL2, in 2016, RAIT 2014-FL3 Trust, or RAIT FL3, and RAIT 2015-FL4 Trust, or RAIT FL4, in 2017, and RAIT Preferred Funding II, Ltd., or RAIT II, in December 2018. During the year ended December 31, 2018, we deconsolidated RAIT 2015-FL5 Trust or RAIT FL5 and RAIT 2016-FL6 Trust or RAIT FL6, as previously reported in the 2018 Annual Report. We previously exercised our rights and unwound a legacy securitization we had sponsored, RAIT Preferred Funding II, Ltd., or RAIT II, in December 2018. We originated substantially all the loans collateralizing RAIT I and the FL securitizations. We serve as the collateral manager, servicer and special servicer on RAIT I and as servicer and special servicer for each of the FL securitizations.

Securitization Performance. RAIT I contains interest coverage triggers, or IC triggers, and over collateralization triggers, or OC triggers. If the IC triggers or OC triggers are not met in a given period, then the cash flows are redirected from lower rated tranches and used to repay the principal amounts to the senior tranches of CDO notes payable. These conditions and the re-direction of cash flow continue until the triggers are met by curing the underlying cause of the IC trigger or OC trigger failure, which may include curing payment defaults, paying down the CDO notes payable, or other actions permitted under the relevant securitization indenture. Since January 2019, the Class F/G/H OC test for RAIT I has not been met. As a result, certain interest payments that would have otherwise been distributed to the Class J notes and equity, which are owned by us, are instead being redirected to pay principal on the most senior class of CDO notes payable that are outstanding. In October 2019, Class F/G/H IC test was not met.  This failure resulted in no incremental impact to the interest payment waterfall.  The failure of these tests does not represent an event of default under the RAIT I securitization indenture.  All other applicable IC triggers and OC triggers continue to be met for RAIT I. The FL securitizations do not have IC triggers or OC triggers.

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

Results of Operations

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

The following table sets forth information regarding our consolidated results of operations for the three months ended June 30, 2019 and 2018.

	For the Three Months Ended June 30,
	2019	2018	$ Variance	% Variance
Revenue:
Investment interest income	$6,063	$16,324	$(10,261)	-63%
Investment interest expense	(3,727)	(9,590)	5,863	-61%
Net interest margin	2,336	6,734	(4,398)	-65%
Property income	3,323	8,666	(5,343)	-62%
Fee and other income	99	1,153	(1,054)	-91%
Total revenue	5,758	16,553	(10,795)	-65%
Expenses:
Interest expense	3,966	6,356	(2,390)	-38%
Real estate operating expense	1,713	5,402	(3,689)	-68%
Property management expenses	-	1,739	(1,739)	-100%
General and administrative expenses:
Compensation expense	1,976	3,113	(1,137)	-37%
General and administrative expense	3,637	4,085	(448)	-11%
Total general and administrative expenses	5,613	7,198	(1,585)	-22%
Acquisition and integration expenses	-	-	-	N/M
Provision (benefit) for loan losses	(9,509)	14,748	(24,257)	-164%
Depreciation and amortization expense	1,295	2,887	(1,592)	-55%
Total expenses	3,078	38,330	(35,252)	-92%
Operating (Loss) Income	2,680	(21,777)	24,457	-112%
Interest and other income (expense), net	254	94	160	170%
Gains (losses) on assets	1,230	(3,211)	4,441	-138%
Gains (losses) on deconsolidation of VIEs	-	(8,177)	8,177	-100%
Gains (losses) on extinguishments of debt	(346)	(2,438)	2,092	-86%
Asset impairment	(2,781)	(21,625)	18,844	-87%
Change in fair value of financial instruments	(210)	111	(321)	-289%
Income (loss) before taxes	827	(57,023)	57,850	-101%
Income tax benefit (provision)	-	-	-	N/M
Net income (loss)	827	(57,023)	57,850	-101%
(Income) loss allocated to preferred shares	(5,071)	6,861	(11,932)	-174%
Net income (loss) allocable to common shares	$(4,244)	$(50,162)	$45,918	-92%

Revenue

Net interest margin. Net interest margin decreased $4.4 million, or 65%, to $2.3 million for the three months ended June 30, 2019 from $6.7 million for the three months ended June 30, 2018. The decrease was primarily attributable to the deconsolidation of $266.5 million of loans due to the sale of our interests in RAIT FL5 and RAIT FL6 on June 27, 2018 and the $341.3 million of loan repayments and sales, partially offset by repayments of related indebtedness, since June 30, 2018.

Property income. Property income decreased $5.3 million, or 62%, to $3.3 million for the three months ended June 30, 2019 from $8.7 million for the three months ended June 30, 2018. The decrease is primarily attributable to the sale or divestiture of 7 properties since June 30, 2018.

Fee and other income. Fee and other income decreased $1.1 million, or 91%, to $0.1 million for the three months ended June 30, 2019 from $1.2 million for the three months ended June 30, 2018. The decrease is primarily attributable to no property management fees being earned during the three months ended June 30, 2019 as we sold our retail property management subsidiary in August 2018.

Expenses

Interest expense. Interest expense decreased $2.4 million, or 38%, to $4.0 million for the three months ended June 30, 2019 from $6.4 million for the three months ended June 30, 2018. The decrease is mainly attributable to $81.6 million of recourse debt reductions since June 30, 2018.

Real estate operating expense. Real estate operating expense decreased $3.7 million, or 68%, to $1.7 million for the three months ended June 30, 2019 from $5.4 million for the three months ended June 30, 2018. The decrease is primarily attributable to the sale or divestiture of 7 properties since June 30, 2018.

Property management expense. Property management expense decreased $1.7 million, or 100%, to $0.0 million for the three months ended June 30, 2019 from $1.7 million for the three months ended June 30, 2018. The decrease is primarily attributable to no property management expenses being incurred during the three months ended June 30, 2019 as we sold our retail property management subsidiary in August 2018.

Compensation expense. Compensation expense decreased $1.1 million, or 37%, to $2.0 million for the three months ended June 30, 2019 from $3.1 million for the three months ended June 30, 2018.  The primary driver of the decrease was a decrease in the number of employees.

General and administrative expense. General and administrative expense decreased $0.5 million, or 11%, to $3.6 million for the three months ended June 30, 2019 from $4.1 million for the three months ended June 30, 2018.  This is primarily due to a decrease in consulting fees.

Provision (benefit) for loan losses. Provision for loan losses decreased $24.3 million, or 164%, to a benefit of $9.5 million for the three months ended June 30, 2019 from a provision of $14.7 million for the three months ended June 30, 2018.  During the three months ended June 30, 2019, the benefit for loan losses was primarily driven by a $9 million settlement payment received on a loan that was previously charged off.

Depreciation and amortization expense. Depreciation and amortization expense decreased $1.6 million, or 55%, to $1.3 million for the three months ended June 30, 2018 from $2.9 million for the three months ended June 30, 2018. The decrease is primarily attributable to the sale or divestiture of 7 properties since June 30, 2018.

Other income (expense)

Interest and other income (expense). Interest and other income (expense) increased $0.2 million, or 170%, to $0.3 million for the three months ended June 30, 2019 from $0.1 million for the three months ended June 30, 2018.  The increase was mainly attributable to interest income earned on excess cash.

Gains (losses) on assets. During the three months ended June 30, 2019, we recognized a $1.2 million gain on assets.  This includes a $0.9 million gain on the sale of one retail property and a $0.3 million gain on loans held for sale, which are measured at the lower of cost or fair value.

Gains (losses) on extinguishment of debt. During the three months ended June 30, 2019, we recognized a loss on extinguishment of debt of $0.3 million due to the write-off of the unamortized deferred financing costs associated with indebtedness that was repaid during the three months ended June 30, 2019.

Asset impairment. During the three months ended June 30, 2019, we recognized asset impairment charges of $2.8 million related to our operating lease assets and other fixed assets as it was determined we would not realize the benefits of these assets over their remaining terms and useful lives and a portion of these assets was determined to not be recoverable.

Change in fair value of financial instruments. During the three months ended June 30, 2019, the change in fair value of financial instruments decreased our net income by $0.2 million. The fair value adjustments we recorded were as follows (dollars in thousands):

Description	For the Three Months Ended June 30, 2019	For the Three Months Ended June 30, 2018
Change in fair value of junior subordinated notes	$(210)	$(77)
Change in fair value of derivatives	—	188
Change in fair value of financial instruments	$(210)	$111

The changes in the fair value for the junior subordinated notes for which the fair value option was elected for the three months ended June 30, 2019 and 2018 was primarily attributable to changes in interest rates.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

The following table sets forth information regarding our consolidated results of operations for the six months ended June 30, 2019 and 2018.

	For the Six Months Ended June 30,
	2019	2018	$ Variance	% Variance
Revenue:
Investment interest income	$12,984	$35,189	$(22,205)	-63%
Investment interest expense	(7,890)	(20,139)	12,249	-61%
Net interest margin	5,094	15,050	(9,956)	-66%
Property income	6,630	17,482	(10,852)	-62%
Fee and other income	187	2,362	(2,175)	-92%
Total revenue	11,911	34,894	(22,983)	-66%
Expenses:
Interest expense	7,962	13,127	(5,165)	-39%
Real estate operating expense	3,716	11,192	(7,476)	-67%
Property management expenses	-	3,670	(3,670)	-100%
General and administrative expenses:
Compensation expense	4,205	6,038	(1,833)	-30%
General and administrative expense	7,088	10,423	(3,335)	-32%
Total general and administrative expenses	11,293	16,461	(5,168)	-31%
Acquisition and integration expenses	-	133	(133)	-100%
Provision (benefit) for loan losses	(10,092)	22,780	(32,872)	-144%
Depreciation and amortization expense	2,679	6,330	(3,651)	-58%
Total expenses	15,558	73,693	(58,135)	-79%
Operating (Loss) Income	(3,647)	(38,799)	35,152	-91%
Interest and other income (expense), net	358	443	(85)	-19%
Gains on assets	1,533	(4,148)	5,681	-137%
Gains (losses) on deconsolidation of properties and VIEs	-	(8,177)	8,177	-100%
Gains (losses) on extinguishments of debt	(631)	(3,429)	2,798	-82%
Asset impairment	(2,807)	(30,816)	28,009	-91%
Change in fair value of financial instruments	(180)	198	(378)	-191%
Income (loss) before taxes	(5,374)	(84,728)	79,354	-94%
Income tax benefit (provision)	-	-	-	N/M
Net income (loss)	(5,374)	(84,728)	79,354	-94%
(Income) loss allocated to preferred shares	(10,134)	472	(10,606)	-2247%
Net income (loss) allocable to common shares	$(15,508)	$(84,256)	$68,748	-82%

Revenue

Net interest margin. Net interest margin decreased $10.0 million, or 66%, to $5.1 million for the six months ended June 30, 2019 from $15.1 million for the six months ended June 30, 2018. The decrease was primarily attributable to the deconsolidation of $266.5 million of loans due to the sale of our interest in RAIT FL5 and RAIT FL6 on June 27, 2018 and the $341.3 million of loan repayments and sales, partially offset by repayments of related indebtedness, since June 30, 2018.

Property income. Property income decreased $10.9 million, or 62%, to $6.6 million for the six months ended June 30, 2019 from $17.5 million for the six months ended June 30, 2018. The decrease is primarily attributable to the sale or divesture of 7 properties since June 30, 2018.

Fee and other income. Fee and other income decreased $2.2 million or 92%, to $0.2 million for the six months ended June 30, 2019 from $2.4 million for the six months ended June 30, 2018. The decrease is primarily attributable to no property management fees being earned during the six months ended June 30, 2019 as we sold our retail property management subsidiary in August 2018.

Expenses

Interest expense. Interest expense decreased $5.2 million, or 39%, to $8.0 million for the six months ended June 30, 2019 from $13.1 million for the six months ended June 30, 2018. The decrease is mainly attributable to $81.6 million of recourse debt reductions since June 30, 2018.

Real estate operating expense. Real estate operating expense decreased $7.5 million, or 67%, to $3.7 million for the six months ended June 30, 2019 from $11.2 million for the six months ended June 30, 2018. The decrease is primarily attributable to the sale or divesture of 7 properties since June 30, 2018.

Property management expense. Property management expense decreased $3.7 million, or 100% to $0.0 million for the six months ended June 30, 2019 from $3.7 million for the six months ended June 30, 2018.  The decrease is primarily attributable to no property management expenses being incurred during the six months ended June 30, 2019 as we sold our retail property management subsidiary in August 2018.

Compensation expense. Compensation expense decreased $1.8 million, or 30%, to $4.2 million for the six months ended June 30, 2019 from $6.0 million for the six months ended June 30, 2018. The primary driver of the decrease was a decrease in the number of employees.

General and administrative expense. General and administrative expense decreased $3.3 million, or 32%, to $7.1 million for the six months ended June 30, 2019 from $10.4 million for the six months ended June 30, 2018. This is primarily due to a decrease in legal and consulting fees.

Provision (benefit) for loan losses. Provision for loan losses decreased $32.9 million, or 144%, for the six months ended June 30, 2019 from a provision of $22.8 million for the six months ended June 30, 2018 to a benefit of $10.1 million for the six months ended June 30, 2019. During the six months ended June 30, 2019, the benefit for loan losses was primarily driven by a $9 million settlement payment received on a loan that was previously charged off.

Depreciation and amortization expense. Depreciation and amortization expense decreased $3.7 million, or 58%, to $2.7 million for the six months ended June 30, 2019 from $6.3 million for the six months ended June 30, 2018. The decrease is primarily attributable to the sale or divesture of 7 properties since June 30, 2018.

Other income (expense)

Interest and other income (expense). Interest and other income expense decreased $0.1 million, or 19%, to $0.3 million for the three months ended June 30, 2019 from $0.4 million for the three months ended June 30, 2018.

Gains (losses) on assets. During the six months ended June 30, 2019, we recognized a $1.5 million gain on assets.  This includes a $0.9 million gain on the sale of one retail property and a $0.6 million gain on loans held for sale, which are measured at the lower of cost or fair value.

Gains (losses) on extinguishment of debt. During the six months ended June 30, 2019, we recognized a loss on extinguishment of debt of $0.6 million due to the write-off of the unamortized deferred financing costs associated with indebtedness that was repaid during the three months ended June 30, 2019.

Asset impairment. During the three months ended June 30, 2019, we recognized asset impairment charges of $2.8 million primarily related to our operating lease assets and other fixed assets as it was determined we would not realize the benefits of these assets over their remaining terms and useful lives and a portion of these assets was determined to not be recoverable.

Change in fair value of financial instruments. During the six months ended June 30, 2019, the change in fair value of financial instruments decreased our net income by $0.2 million. The fair value adjustments we recorded were as follows (dollars in thousands):

Description	For the Six Months Ended June 30, 2019	For the Six Months Ended June 30, 2018
Change in fair value of junior subordinated notes	$(180)	$(272)
Change in fair value of derivatives	—	470
Change in fair value of financial instruments	$(180)	$198

The changes in the fair value for the junior subordinated notes for which the fair value option was elected for the six months ended June 30, 2019 and 2018 was primarily attributable to changes in interest rates.

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

Cash Flows

As of June 30, 2019, and 2018, we maintained cash and cash equivalents of approximately $46.7 million and $72.2 million, respectively, and restricted cash of approximately $29.3 million and $113.1 million, respectively. Our cash and cash equivalents and restricted cash were generated from the following activities (dollars in thousands):

	For the Six Months Ended June 30,
	2019	2018
Cash flow from operating activities	$(8,040)	$27,721
Cash flow from investing activities	119,897	254,289
Cash flow from financing activities	(141,390)	(307,989)
Net change in cash, cash equivalents and restricted cash	(29,533)	(25,979)
Cash, cash equivalents and restricted cash at beginning of year	105,520	211,294
Cash, cash equivalents and restricted cash at end of year	$75,987	$185,315

Cash flow from operating activities for the six months ended June 30, 2019, as compared to the same period in 2018, decreased $35.8 million primarily due to proceeds received from the sale of loans during the six months ended June 30, 2018 while no such proceeds were received during the six months ended June 30, 2019, and lower earnings during the six months ended June 30, 2019 as a result of lower loan volumes and the timing of payments for various accounts payable, accrued expenses and other liabilities.

The cash inflow for investing activities for the six months ended June 30, 2019 was substantially due to loan repayments of $122.6 million.  The cash inflow for investing activities for the six months ended June 30, 2018 was substantially due to loan repayments of $170.0 million, loan sales of $108.5 million, and sale of floating rate securitization interests of $31.9 million outpacing new investments in loans of $50.8 million.

The cash outflow from our financing activities during the six months ended June 30, 2019 was primarily due to repayments of indebtedness of $141.4 million.  The cash outflow from our financing activities during the six months ended June 30, 2018 was primarily due to repayments of indebtedness of $234.4 million and the repurchase and cancellation of the remaining preferred units of RAIT IV and RAIT’s corresponding Series D preferred shares of $62.0 million.

As a REIT, we evaluate our dividend coverage based on our cash flow from operating activities, excluding acquisition and integration expenses, the origination and sale of loans originated for sale, and changes in assets and liabilities. During the six months ended June 30, 2019, we paid distributions of $0.03 million upon the vesting of restricted common share awards granted to our employees, representing the aggregate amount of dividends paid on such shares while these awards were unvested, and generated cash flows from operating activities, before acquisition expenses, origination and sale of loans, and changes in assets and liabilities of $(9.0) million. The excess distributions were funded through cash flow from previously available cash.

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

Off-Balance Sheet Arrangements and Commitments

There have been no material changes in off-balance sheet arrangements or commitments during the three and six months ended June 30, 2019 from the disclosures included in our 2018 Annual Report.

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

Under the supervision of our CEO and CFO and with the participation of our disclosure committee, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level. Based upon a previously identified material weakness in our internal control over financial reporting as of December 31, 2018 related to an ineffective continuous risk assessment process and monitoring activities to reflect changes in our business operations, our CEO and CFO concluded that our disclosure controls and procedures were not effective at June 30, 2019.

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

Changes in Internal Control Over Financial Reporting

Except as otherwise stated above, there were no changes in our internal control over financial reporting or in other factors during the quarter ended June 30, 2019, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

General

We are involved from time to time in litigation on various matters, including disputes with tenants of owned properties, disputes arising out of agreements to purchase or sell properties and disputes arising out of our loan portfolio, discrimination claims, negligence claims, and similar tort claims related to owned properties or employment related disputes. Given the nature of our business activities, these lawsuits are considered routine to the conduct of our business. The result of any particular lawsuit cannot be predicted, because of the very nature of litigation, the litigation process and its adversarial nature, and the jury system. We do not expect that the liabilities, if any, that may ultimately result from such routine legal actions will have a material adverse effect on our consolidated financial position, results of operations or cash flows, except as described below.

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

We withheld the following common shares to satisfy tax withholding obligations during the quarter ended June 30, 2019 arising from the vesting of restricted share awards made pursuant to the RAIT Financial Trust 2017 Incentive Award Plan. These common shares may be deemed to be “issuer purchases” of common shares that are required to be disclosed pursuant to the item.

Period	Total Number of Shares Purchased	Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
04/01/2019 to 04/30/2019	-	-	-	-
05/01/2019 to 05/31/2019	26	0.92	26	-
06/01/2019 to 06/30/2019	-	-	-	-
Total	26	$0.92	26	-
(1)	The price reported is the weighted average price paid per share using our closing stock price on the OTCQB on the vesting date of the relevant award.

Item 3.	Defaults Upon Senior Securities

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

(b)  In June 2018, the Board determined to suspend the quarterly dividend on RAIT’s 7.75% Series A Cumulative Redeemable Preferred Shares, RAIT’s 8.375% Series B Cumulative Redeemable Preferred Shares, and RAIT’s 8.875% Series C Cumulative Redeemable Preferred Shares. Suspension of the dividends did not constitute an event of default under any of our indebtedness. However, as a result of such suspension, we are in arrears in the payment of dividends with respect to our preferred shares, which gives the holders of those shares the right to seek to have two representatives elected to the Board. The table below details the arrearage of our preferred stock dividends, as of June 30, 2019.

($ in millions)	Series A	Series B	Series C
Dividends in arrears	$14	$6	$5

Item 6.	Exhibits

The exhibits filed as part of this quarterly report on Form 10-Q are identified below.

EXHIBIT INDEX

Exhibit Number	Description of Documents

2.1

Debtors’ Joint Chapter 11 Plan (the “Chapter 11 Plan”) filed October 14, 2019 in the cases consolidated as In re: RAIT Funding, LLC, a Delaware limited liability company, et. al.  in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended March 31, 2019 (File No. 1-14760).

2.2

Disclosure Statement for the Chapter 11 Plan (the “Disclosure Statement”) filed October 14, 2019 in the Bankruptcy Court.  Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended March 31, 2019 (File No. 1-14760).

2.3

Order of the Bankruptcy Court filed October 2, 2019 (i) establishing the bidding procedures, including approval of a break-up fee and expense reimbursement and (ii) granting related relief.  Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended March 31, 2019 (File No. 1-14760).

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

Exhibit Number	Description of Documents
4.5.15	Redemption and Exchange Agreement dated as of June 27, 2018 among RAIT, RAIT IV and ARS VI. Incorporated by reference to RAIT’s Form 8-K as filed with the SEC on June 28, 2018 (File No. 1-14760).

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

10.1.1

Equity and Asset Purchase Agreement (the “Purchase Agreement”) dated August 30, 2019 among RAIT, RAIT General, Inc., RAIT Limited, Inc., Taberna Realty Finance Trust (“TRFT”), as sellers (together, the “Sellers”), with CF RFP Holdings LLC, as buyer (“Buyer”).  Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended March 31, 2019 (File No. 1-14760).

10.1.2

Amendment No. 1 to the Purchase Agreement dated October 4, 2019 among the Sellers and the Buyer.  Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended March 31, 2019 (File No. 1-14760).

10.2.1

Restructuring and Plan Support Agreement dated August 29, 2019 among RAIT, TRFT, as borrower, and TP Management LLC, in its capacity as delegate collateral manager, relating to that certain Junior Subordinated Note due 2035 issued by TRFT.  Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended March 31, 2019 (File No. 1-14760).

10.2.2

Restructuring and Plan Support Agreement dated August 31, 2019 among RAIT, as guarantor, RAIT Funding, LLC (“RAIT Funding”), as borrower, and Kodiak CDO I., Ltd., as holder of certain preferred securities, relating to that certain Junior Subordinated Note due 2037 issued by RAIT Funding.  Incorporated by reference to RAIT’s Form 10-Q for the quarterly period ended March 31, 2019 (File No. 1-14760).

31.1	Rule 13a-14(a) Certification by the Chief Executive Officer of RAIT. Filed herewith.

31.2	Rule 13a-14(a) Certification by the Chief Financial Officer of RAIT. Filed herewith.

32.1	Section 1350 Certification by the Chief Executive Officer of RAIT. Filed herewith.

32.2	Section 1350 Certification by the Chief Financial Officer of RAIT. Filed herewith.

101

Pursuant to Rule 405 of Regulation S-T, the following financial information from RAIT’s Quarterly Report on Form 10-Q for the period ended June 30, 2019 is formatted in XBRL interactive data files: (i) Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018; (ii) Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2019 and 2018; (iv) Consolidated Statement of Changes in Equity for the three and six months ended June 30, 2019 and 2018; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018; and (vi) Notes to Unaudited Consolidated Financial Statements, filed herewith.

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